Form 10-Q
period 1995-03-31
TRANS LUX CORP
filed 1995-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________


Commission file number 1-2257

                      TRANS-LUX CORPORATION
     (Exact name of registrant as specified in its charter)

           Delaware                              13-1394750
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                   06856-5090
(Address of principal executive offices)              (Zip Code)

                         (203) 853-4321
      (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                   Class                 Shares Outstanding

05/11/95     Common Stock - $1.00 Par Value          943,343
05/11/95     Class B Stock - $1.00 Par Value         304,781
             (Immediately convertible into a
             like number of shares of Common
             Stock.)

             TRANS-LUX CORPORATION AND SUBSIDIARIES


                              INDEX


                                                         Page No.

Part I  Financial Information

     Consolidated Balance Sheets - March 31, 1995
       (unaudited) and December 31, 1994                       1

     Consolidated Statements of Stockholders' Equity -
       March 31, 1995 (unaudited) and December 31, 1994        2

     Consolidated Statements of Income - Three
       Months Ended March 31, 1995 and 1994 (unaudited)        3

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1995 and 1994 (unaudited)               4

     Notes to Consolidated Financial Statements (unaudited)    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     7



Part II Other Information

     Item 6. Exhibits and Reports on Form 8-K                  9

     Signatures                                                9

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

                       TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                             March 31     December 31
  ASSETS                                                       1995          1994
  ------                                                    -----------   -----------
                                                            (unaudited)
  Current assets:
    Cash and cash equivalents                              $ 1,177,000   $ 2,335,000
    Available-for-sale securities                            1,649,000     1,603,000
    Receivables                                              1,303,000     1,403,000
    Inventories                                              1,693,000       517,000
    Prepaids and other current assets                          317,000       104,000
    Current deferred taxes                                     192,000       192,000
                                                            ----------    ----------
      Total current assets                                   6,331,000     6,154,000
                                                            ----------    ----------
  Rental equipment                                          45,332,000    43,807,000
    Less accumulated depreciation                           15,350,000    14,154,000
                                                            ----------    ----------
                                                            29,982,000    29,653,000
                                                            ----------    ----------
  Property, plant and equipment                             22,346,000    18,313,000
    Less accumulated depreciation and amortization           7,307,000     5,070,000
                                                            ----------    ----------
                                                            15,039,000    13,243,000

  Prepaids, intangibles and other                            3,846,000     2,295,000
  Maintenance contracts                                      1,871,000     1,962,000
                                                            ----------    ----------
                                                           $57,069,000   $53,307,000
                                                            ==========    ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Accounts payable and accruals                          $ 5,931,000   $ 5,379,000
    Income taxes payable                                       201,000       198,000
    Current portion of long-term debt                        2,696,000     2,660,000
                                                            ----------    ----------
      Total current liabilities                              8,828,000     8,237,000
                                                            ----------    ----------
  Long-term debt:
    9% convertible subordinated debentures due 2005          4,874,000     4,874,000
    9.5% subordinated debentures due 2012                    1,057,000     1,057,000
    Notes payable                                           16,182,000    13,762,000
                                                            ----------    ----------
                                                            22,113,000    19,693,000

  Deferred revenue                                           2,215,000     1,550,000
  Deferred income taxes                                      3,191,000     3,282,000
  Minority interest                                             14,000        21,000

  Stockholders' equity                                      20,708,000    20,524,000
                                                            ----------    ----------
                                                           $57,069,000   $53,307,000
                                                            ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    March 31   December 31
                                                                      1995        1994
                                                                  -----------  -----------
                                                                  (unaudited)
  Capital stock:
  Preferred - $1.00 par value
             Authorized - 500,000 shares
             Issued - none
  Common - $1.00 par value
             Authorized - 4,000,000 shares
             Issued - 2,435,624 & 2,435,046 shares                 $2,435,000   $2,435,000
  Class B - $1.00 par value
             Authorized - 2,000,000 shares
             Issued - 304,781 & 305,359 shares                        305,000      305,000
  Additional paid-in capital                                       13,808,000   13,809,000
  Retained earnings                                                16,147,000   15,993,000
  Other                                                               (78,000)    (107,000)
                                                                   ----------   ----------
                                                                   32,617,000   32,435,000

  Less treasury stock - at cost
             1,492,281 & 1,492,581 shares in 1995 and 1994
             (excludes add'l 304,781 shares held in 1995 &
             305,359 in 1994 for conversion of Class B stock)      11,909,000   11,911,000
                                                                   ----------   ----------
  Total stockholders' equity                                      $20,708,000  $20,524,000
                                                                   ==========   ==========


                         THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                  EQUITY ARE AS FOLLOWS:


                                                                   Additional
                                       Common           Class       Paid-in     Retained                Treasury
                                       Stock           B Stock      Capital     Earnings     Other       Stock
                                       ------          -------     ----------   --------     -----      --------
  December 31, 1994                     $2,435,000    $305,000    $13,809,000  $15,993,000 ($107,000) ($11,911,000)

  1/1/95 - 3/31/95: (unaudited)
  Net income                                                                       197,000
  Cash dividends                                                                   (43,000)
  Exercise of stock options                                            (1,000)                               2,000
  Unrealized holding
    gain/(loss)                                                                               29,000
                                         ---------     -------     ----------   ----------    ------    ----------
  March 31, 1995                        $2,435,000    $305,000    $13,808,000  $16,147,000  ($78,000) ($11,909,000)
                                         =========     =======     ==========   ==========    ======    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                            (unaudited)


                                                 FOR THE THREE MONTHS
                                                  ENDED MARCH 31
                                                  ------------------
                                                   1995          1994
                                                   ----          ----
  Gross revenues:
    Equipment rentals and maintenance          $5,482,000    $5,818,000
    Equipment sales                             3,008,000     1,910,000
    Theatre receipts and other                    889,000       615,000
                                                ---------     ---------
                                                9,379,000     8,343,000
                                                ---------     ---------
  Operating expenses:
    Cost of equipment rentals and
      maintenance                               2,939,000     3,037,000
    Cost of equipment sales                     1,836,000     1,326,000
    Cost of theatre receipts and other            691,000       556,000
                                                ---------     ---------
                                                5,466,000     4,919,000
                                                ---------     ---------
  Gross profit from operations                  3,913,000     3,424,000

  General and administrative expenses           3,139,000     2,678,000
                                                ---------     ---------
                                                  774,000       746,000

  Interest income                                  57,000        28,000
  Interest expense                               (537,000)      (97,000)
  Other income                                     46,000            -
                                                ---------     ---------
  Income before income taxes                      340,000       677,000
  Provision for income taxes                      143,000       123,000
                                                ---------     ---------
  Net income                                   $  197,000    $  554,000
                                                =========     =========

  Earnings per share-primary                   $     0.16    $     0.44
                                                ---------     ---------
  Earnings per share-fully diluted             $        *    $     0.34
                                                ---------     ---------

  Average common and common equivalent
    shares outstanding-primary                  1,263,000     1,248,000
                                                ---------     ---------
  Average common and common equivalent
    shares outstanding-fully diluted                    *     1,957,000
                                                ---------     ---------
  Cash dividends per share:

    Common stock                               $    0.035    $    0.035
    Class B stock                              $   0.0315    $   0.0315

  * Fully diluted EPS is not dilutive and therefore not shown.

  The accompanying notes are an integral part of these consolidated financial statements.

                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


  FOR THE THREE MONTHS ENDED MARCH 31                                1995           1994
  -----------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $   197,000    $   554,000
    Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                             1,681,000      1,539,000
        Deferred income taxes                                        68,000         96,000
        Minority interest                                            (7,000)            --
        Changes in operating assets and liabilities:
          Receivables                                               505,000        409,000
          Inventories                                              (154,000)         3,000
          Prepaids and other current assets                        (160,000)        20,000
          Prepaids, intangibles and other                           (10,000)      (162,000)
          Accounts payable and accruals                            (548,000)       172,000
          Income taxes payable                                        3,000        (68,000)
          Deferred revenue                                          665,000      1,767,000
  -----------------------------------------------------------------------------------------
            Net cash provided by operating activities             2,240,000      4,330,000
  -----------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of rental equipment                                (1,525,000)      (874,000)
    Purchases of property, plant and equipment                     (760,000)    (1,043,000)
    Payments for acquisition                                     (3,178,000)            --
    Proceeds from acquisition notes receivable                      658,000             --
    Sale of assets                                                  209,000             --
    Purchases of securities                                        (494,000)      (500,000)
    Proceeds from sale of securities                                500,000             --
  -----------------------------------------------------------------------------------------
            Net cash (used in) investing activities              (4,590,000)    (2,417,000)
  -----------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                  3,811,000        285,000
    Repayment of long-term debt                                  (2,577,000)      (953,000)
    Proceeds from exercise of stock options                           1,000             --
    Cash dividends                                                  (43,000)       (43,000)
  -----------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities   1,192,000       (711,000)
  -----------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents           (1,158,000)     1,202,000

  Cash and cash equivalents at beginning of year                  2,335,000      1,128,000
  -----------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,177,000    $ 2,330,000
  =========================================================================================
  Interest paid                                                 $   217,000    $   237,000
  Interest received                                                  57,000         30,000
  Income taxes paid                                                 163,000         95,000
  -----------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

             TRANS-LUX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1995
                           (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.


Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1995 was $143,000 of which $130,000 and $13,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the three months ended March 31, 1995.


Note 3 - Prepaids, Intangibles & Other

Prepaid, intangibles & other consist of the following:

                                          March 31,     December 31,
                                             1995           1994
                                           ----------     ----------
Prepaids and other                         $1,181,000     $1,183,000
Deferred debenture expense                    170,000        168,000
Deferred financing costs                      275,000        287,000
Acquisition costs                              99,000        100,000
Deposits and advances                          78,000         89,000
Long-term note receivable                     217,000        218,000
Patents                                       371,000              -
Goodwill and noncompete agreement           1,208,000              -
Long-term portion of officers'
  and employees' loans                        247,000        250,000
                                           ----------     ----------
                                           $3,846,000     $2,295,000
                                           ==========     ==========

Note 4 - Acquisition

On January 17, 1995, the Company, acquired all of the capital stock of Integrated Systems Engineering, Inc. (ISE), which manufactures outdoor electronic signs, for a cash purchase price of approximately $2.7 million plus payment of noncompete and consulting fees. The payments for acquisition in the accompanying Consolidated Statements of Cash Flows is shown net of $1.9 million of liabilities assumed for the acquisition. The purchase was financed by working capital and from a new $3.3 million loan and security agreement.

The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is based on estimated fair values and is subject to change as additional information becomes known. Assets include land, building, machinery and equipment, accounts receivable and inventory. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 20 years. Proforma results of operations as if the acquisition had occurred as of January 1, 1995 are not presented, as the amounts are not significant to the operation of the Company. The consolidated financial statements presented herewith reflects the effects of the transaction.

The Company's proforma financial results are presented to provide information on the impact of the acquisition of ISE to the results of operations of the Company for the three months ended March 31, 1994. Proforma financial information reflects the Company's proforma results of operations as if the acquisition had occurred as of January 1, 1994.

The following proforma financial information should be read in conjunction with the Company's consolidated financial statements. The proforma information does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occurred on January 1, 1994, or to project the Company's results of operations or financial position for any future period or at any future date. The proforma consolidated balance sheet is not presented as the transaction is already reflected in the Company's consolidated balance sheet at March 31, 1995.

                                        Three Months Ended
                                     March 31, 1994 (Proforma)
                                     -------------------------
                                           (Unaudited)

Gross revenues                                       $9,479,000
                                                     ==========

Net income                                           $  585,000
                                                     ==========

Earnings per share - primary                         $     0.47
                                                     ==========

Earnings per share - fully diluted                   $     0.36
                                                     ==========



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Gross revenues for the three months ended March 31, 1995 increased 12.4% to $9.4 million versus $8.3 million in the previous year. Equipment rental and maintenance revenue decreased $0.3 million or 5.8% for the three months ended March 31, 1995 compared to the previous year. The decrease in equipment rentals and maintenance is primarily attributable to the decline of the outdoor displays and maintenance contract portfolios previously acquired with the expectation of being a continually declining installation base although the decline is at a slower rate than originally anticipated. The decrease is partially offset by an increase in new indoor and outdoor display rentals.

Equipment sales increased 57.5% or $1,098,000 for the three months ended March 31, 1995 compared to the same period in the previous year. The increase is largely attributable to the January 1995 acquisition of Integrated Systems Engineering Inc.,
(ISE).

Theatre receipts and other revenues increased $274,000 or 44.6% for the three months ended March 31, 1995 compared to the previous year, which is primarily attributable to theatre receipts from the five-plex theatre in Durango, Colorado which opened in mid 1994.

The three month 1995 gross profit margin increased slightly to 41.7% as compared to 41.0% for the corresponding period in the previous year.

General and administrative expenses for the three months ended
March 31, 1995 reflects an increase of $461,000 or 17.2% over the 1994 period. The increase is due primarily to the additional expenses incurred by ISE.

Interest income for the three months ended March 31, 1995 increased $29,000 largely due to the increase in interest rates. Interest expense for the three months ended March 31, 1995 increased $440,000. The increase in 1995 is due primarily to increased financings as a result of the acquisition of ISE while interest expense in 1994 included the reduction of expense due to the settlement of a prior year assessment from a 1986 state income tax audit of approximately $328,000.

The other income for the three months ended March 31, 1995 is composed of a capital gain on the sale of drive-in theatre property in Espanola, New Mexico.

The effective tax rate at March 31, 1995 is 42.0% compared to 18.2% in the previous year. The provision for income taxes in the first quarter of 1994 reflects a net reduction of approximately $34,000 due to the settlement of a prior year assessment from a 1986 state income tax audit.

Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 1995 of $.035 per share on the Company's Common Stock and $.0315 share on the Company's Class B Stock was declared by the Board of Directors on March 10, 1995 payable to stockholders of record as of March 31, 1995 and was paid April 13, 1995.

The current cash position of the Company continues to remain satisfactory. The Company feels that its current cash position and working capital generated by operations will adequately meet its current operating and financing requirements. This is augmented by a $4,000,000 Revolving Credit and Term Loan accessible through April 1996 of which $3,500,000 is available at March 31, 1995. Cash and cash equivalents for the three months ended March 31, 1995 decreased by $1,158,000 as compared to an increase of $1,202,000 for the corresponding period last year. The decrease is primarily attributable to cash utilized to acquire ISE and retire the majority of its long-term debt. The Company continues to consider various financing alternatives.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    11  Computation of Earnings Per Share

                    27  Financial Data Schedule, which is
                        submitted electronically to the
                        Securities and Exchange Commission for
                        information only and not filed.

          (b)       A report on Form 8-K dated January 23,
                    1995 and Form 8-K/A dated March 31, 1995 was filed reporting the acquisition of all of the capital stock of Integrated Systems
                    Engineering, Inc.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANS-LUX CORPORATION
                                            (registrant)



Date:  May 12, 1995



                                        /S/  ANGELA D. TOPPI
                                  _______________________________
                                  by:   Angela D. Toppi
                                        Vice President and Chief
                                        Financial Officer




                                        /S/  CATHERINE E. NONNENMACHER
                                  _______________________________
                                  by:   Catherine E. Nonnenmacher
                                        Chief Accounting Officer