Form 10-Q
period 1995-06-30
TRANS LUX CORP
filed 1995-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995
                               -------------

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ------------- to -------------


Commission file number 1-2257

                      TRANS-LUX CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                              13-1394750
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                   06856-5090
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                         (203) 853-4321
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




  Date                   Class                 Shares Outstanding
--------     ------------------------------    ------------------

08/10/95     Common Stock - $1.00 Par Value          945,332
08/10/95     Class B Stock - $1.00 Par Value         304,269
             (Immediately convertible into a
             like number of shares of Common
             Stock.)

                  TRANS-LUX CORPORATION AND SUBSIDIARIES


                                   INDEX


                                                         Page No.

Part I  Financial Information

     Consolidated Balance Sheets - June 30, 1995
       (unaudited) and December 31, 1994                       1

     Consolidated Statements of Stockholders' Equity -
       June 30, 1995 (unaudited) and December 31, 1994         2

     Consolidated Statements of Income - Three and Six
       Months Ended June 30, 1995 and 1994 (unaudited)         3

     Consolidated Statements of Cash Flows - Six Months        4
       Ended June 30, 1995 and 1994 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     7



Part II Other Information

     Item 4. Submission of Matters to a Vote of Stockholders   9

     Item 6. Exhibits and Reports on Form 8-K                 10

     Signatures                                               11

                               PART I - FINANCIAL INFORMATION
                               ------------------------------

                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                   June 30     December 31
   ASSETS                                                           1995          1994
                                                                 -----------   -----------
                                                                 (unaudited)
   Current assets:
     Cash and cash equivalents                                  $   598,000   $ 2,335,000
     Available-for-sale securities                                1,081,000     1,603,000
     Receivables                                                  1,528,000     1,403,000
     Inventories                                                  1,724,000       517,000
     Prepaids and other current assets                              340,000       104,000
     Current deferred taxes                                         192,000       192,000
                                                                 ----------    ----------
       Total current assets                                       5,463,000     6,154,000
                                                                 ----------    ----------
   Rental equipment                                              46,364,000    43,807,000
     Less accumulated depreciation                               16,516,000    14,154,000
                                                                 ----------    ----------
                                                                 29,848,000    29,653,000
                                                                 ----------    ----------
   Property, plant and equipment                                 22,706,000    18,313,000
     Less accumulated depreciation and amortization               7,610,000     5,070,000
                                                                 ----------    ----------
                                                                 15,096,000    13,243,000

   Prepaids, intangibles and other                                4,323,000     2,295,000
   Maintenance contracts                                          1,780,000     1,962,000
                                                                 ----------    ----------
                                                                $56,510,000   $53,307,000
                                                                 ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Current liabilities:
     Accounts payable and accruals                              $ 4,989,000   $ 4,828,000
     Income taxes payable                                           185,000       198,000
     Short-term borrowings                                          500,000            --
     Current portion of long-term debt                            1,784,000     2,660,000
                                                                 ----------    ----------
       Total current liabilities                                  7,458,000     7,686,000
                                                                 ----------    ----------
   Long-term debt:
     9% convertible subordinated debentures due 2005              4,874,000     4,874,000
     9.5% subordinated debentures due 2012                        1,057,000     1,057,000
     Notes payable                                               17,040,000    13,762,000
                                                                 ----------    ----------
                                                                 22,971,000    19,693,000

   Deferred revenue and deposits                                  1,504,000     2,101,000
   Deferred income taxes                                          3,648,000     3,282,000
   Minority interest                                                 13,000        21,000

   Stockholders' equity                                          20,916,000    20,524,000
                                                                 ----------    ----------
                                                                $56,510,000   $53,307,000
                                                                 ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                      1

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     June 30    December 31
                                                                       1995        1994
                                                                   -----------  -----------
                                                                   (unaudited)
   Capital stock:
   Preferred - $1.00 par value
              Authorized - 500,000 shares
              Issued - none
   Common - $1.00 par value
              Authorized - 4,000,000 shares
              Issued - 2,436,136 & 2,435,046 shares                 $2,436,000   $2,435,000
   Class B - $1.00 par value
              Authorized - 2,000,000 shares
              Issued - 304,269 & 305,359 shares                        304,000      305,000
   Additional paid-in capital                                       13,807,000   13,809,000
   Retained earnings                                                16,330,000   15,993,000
   Other                                                               (64,000)    (107,000)
                                                                    ----------   ----------
                                                                    32,813,000   32,435,000

   Less treasury stock - at cost
              1,490,781 & 1,492,581 shares in 1995 and 1994
              (excludes add'l 304,269 shares held in 1995 &
              305,359 in 1994 for conversion of Class B stock)      11,897,000   11,911,000
                                                                    ----------   ----------
   Total stockholders' equity                                      $20,916,000  $20,524,000
                                                                    ==========   ==========


                          THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                   EQUITY ARE AS FOLLOWS:

                                                                    Additional
                                              Common      Class      Paid-in     Retained                Treasury
                                              Stock      B Stock     Capital     Earnings     Other       Stock
                                              ------     -------    ----------   --------     -----      --------
   December 31, 1994                       $2,435,000   $305,000   $13,809,000  $15,993,000 ($107,000) ($11,911,000)

   1/1/95 - 6/30/95: (unaudited)
   Net income                                                                       423,000
   Cash dividends                                                                   (86,000)
   Exercise of stock options                                            (2,000)                              14,000
   Class B conversion                           1,000     (1,000)
   Unrealized holding
     gain/(loss)                                                                               43,000
                                            ---------    -------    ----------   ----------    ------    ----------
   June 30, 1995                           $2,436,000   $304,000   $13,807,000  $16,330,000  ($64,000) ($11,897,000)
                                            =========    =======    ==========   ==========    ======    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)


                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30                ENDED JUNE 30
                                              --------------------          ------------------
                                                1995          1994          1995           1994
                                                ----          ----          ----           ----
   Gross revenues:
     Equipment rentals and maintenance      $5,710,000    $5,444,000    $11,192,000    $11,262,000
     Equipment sales                         3,127,000     1,817,000      6,135,000      3,727,000
     Theatre receipts and other              1,024,000       745,000      1,913,000      1,360,000
                                             ---------     ---------     ----------     ----------
                                             9,861,000     8,006,000     19,240,000     16,349,000
                                             ---------     ---------     ----------     ----------
   Operating expenses:
     Cost of equipment rentals and
       maintenance                           2,907,000     2,835,000      5,846,000      5,872,000
     Cost of equipment sales                 2,067,000       983,000      3,903,000      2,309,000
     Cost of theatre receipts and other        809,000       703,000      1,500,000      1,259,000
                                             ---------     ---------     ----------     ----------
                                             5,783,000     4,521,000     11,249,000      9,440,000
                                             ---------     ---------     ----------     ----------
   Gross profit from operations              4,078,000     3,485,000      7,991,000      6,909,000

   General and administrative expenses       3,175,000     2,727,000      6,314,000      5,405,000
                                             ---------     ---------     ----------     ----------
                                               903,000       758,000      1,677,000      1,504,000

   Interest income                              36,000        41,000         93,000         69,000
   Interest expense                           (552,000)     (424,000)    (1,089,000)      (521,000)
   Other income                                  3,000            --         49,000             --
                                             ---------     ---------     ----------     ----------
   Income before income taxes                  390,000       375,000        730,000      1,052,000
   Provision for income taxes                  164,000       159,000        307,000        282,000
                                             ---------     ---------     ----------     ----------
   Net income                               $  226,000    $  216,000    $   423,000    $   770,000
                                             =========     =========     ==========     ==========

   Earnings per share-primary               $     0.18    $     0.17    $      0.34    $      0.61
                                             ---------     ---------      ---------      ---------
   Earnings per share-fully diluted         $        *    $        *    $         *    $      0.51
                                             ---------     ---------      ---------      ---------

   Average common and common equivalent
     shares outstanding-primary              1,258,000     1,268,000      1,260,000      1,268,000
                                             ---------     ---------      ---------      ---------
   Average common and common equivalent
     shares outstanding-fully diluted                *             *              *      1,978,000
                                             ---------     ---------      ---------      ---------
   Cash dividends per share:
     Common stock                           $    0.035    $    0.035    $      0.07    $      0.07
     Class B stock                          $   0.0315    $   0.0315    $     0.063    $     0.063

   * Fully diluted EPS is not dilutive and therefore not shown.

   The accompanying notes are an integral part of these consolidated financial statements.

                                                   3

                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)



   FOR THE SIX MONTHS ENDED JUNE 30                                   1995           1994
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $   423,000    $   770,000
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             3,330,000      3,090,000
         Deferred income taxes                                       519,000       (325,000)
         Minority interest                                            (8,000)            --
         Changes in operating assets and liabilities:
           Receivables                                               280,000        113,000
           Inventories                                              (185,000)       (11,000)
           Prepaids and other current assets                        (183,000)       (46,000)
           Prepaids, intangibles and other                           111,000         81,000
           Accounts payable and accruals                            (939,000)       989,000
           Income taxes payable                                      (13,000)      (129,000)
           Deferred revenue and deposits                            (597,000)     1,120,000
   -----------------------------------------------------------------------------------------
             Net cash provided by operating activities             2,738,000      5,652,000
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of rental equipment                                (2,557,000)    (2,389,000)
     Purchases of property, plant and equipment                   (1,120,000)    (2,193,000)
     Payments for an acquisition                                  (3,178,000)            --
     Proceeds from acquisition note receivable                       658,000             --
     Sale of assets                                                  209,000             --
     Investment in joint venture                                    (687,000)            --
     Purchases of securities                                        (494,000)    (1,976,000)
     Proceeds from sales of securities                             1,088,000      1,500,000
   -----------------------------------------------------------------------------------------
             Net cash (used in) investing activities              (6,081,000)    (5,058,000)
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                  4,286,000        844,000
     Repayment of long-term debt                                  (3,106,000)    (1,058,000)
     Proceeds from short-term borrowings                             500,000             --
     Proceeds from exercise of stock options                          12,000             --
     Cash dividends                                                  (86,000)       (86,000)
   -----------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities   1,606,000       (300,000)
   -----------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents           (1,737,000)       294,000

   Cash and cash equivalents at beginning of year                  2,335,000      1,128,000
   -----------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   598,000    $ 1,422,000
   =========================================================================================
   Interest paid                                                 $   900,000    $ 1,263,000
   Interest received                                                 113,000         90,000
   Income taxes paid                                                 301,000        462,000
   -----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                                4

                  TRANS-LUX CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995
                                (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassfifications have been made to prior year's amounts to conform to the current year's format. It is suggested that the June 30, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended June 30, 1995 was $164,000 of which $158,000 and $6,000 are current and deferred tax expense, respectively. The provision for income tax expense for the six months ended June 30, 1995 was $307,000 of which $288,000 and $19,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the six months ended June 30, 1995.

Note 3 - Prepaids, Intangibles & Other

Prepaid, intangibles & other consist of the following:

                                          June 30     December 31
                                            1995          1994
                                           ---------   -----------
Prepaids and other                       $1,167,000    $1,145,000
Deferred debenture expense                  216,000       168,000
Deferred financing costs                    265,000       287,000
Acquisition costs                            98,000       100,000
Deposits and advances                        71,000        89,000
Long-term note receivable                         -       218,000
Patents                                     355,000             -
Goodwill and noncompete agreement         1,174,000             -
Investment in joint ventures                725,000        38,000
Long-term portion of officers'
  and employees' loans                      252,000       250,000
                                         ----------    ----------
                                         $4,323,000    $2,295,000
                                         ==========    ==========

Note 4 - Acquisition

On January 17, 1995, the Company, acquired all of the capital stock of Integrated Systems Engineering, Inc. (ISE), which manufactures outdoor electronic signs, for a cash purchase price of approximately $2.7 million plus payment of noncompete and consulting fees. The payments for the acquisition in the accompanying Consolidated Statements of Cash Flows is shown net of $1.9 million of liabilities assumed for the acquisition. The purchase was financed by working capital and from a new $3.3 million loan and security agreement.

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

The Company's proforma financial results are presented to provide information on the impact of the acquisition of ISE to the results of operations of the Company for the six months ended June 30, 1994. Proforma financial information reflects the Company's proforma results of operations as if the acquisition had occurred as of January 1, 1994.

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

                                         Six Months Ended
                                     June 30, 1994 (Proforma)
                                     ------------------------
                                           (Unaudited)

Gross revenues                             $18,620,000
                                           ===========

Net income                                 $   833,000
                                           ===========

Earnings per share - primary               $      0.66
                                           ===========

Earnings per share - fully diluted         $      0.56
                                           ===========

Note 5 - Long-term Debt

The Company has entered into a commitment agreement with First Fidelity Bank to restructure its current indebtedness to the bank of approximately $15,500,000 and $4,000,000 line of credit. The restructuring extends the terms to an average of 11 years and at a reduced rate of interest. The loans will be collaterized by certain real estate assets, the assets of Trans-Lux Consulting Corporation, Trans-Lux Sign Corporation and Integrated Engineering Systems, Inc. and Trans-Lux Corporation's display lease receivables. The transaction is expected to be consummated in August 1995.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


Results of Operations
---------------------

Gross revenues for the six months ended June 30, 1995 increased 17.7% to $19.2 million versus $16.3 million in the previous year. Gross revenues for the three months ended June 30, 1995 increased 23.2% to $9.9 million versus $8.0 million in the previous year. Equipment rentals and maintenance revenue were virtually level at $11.2 million versus $11.3 million for the six months ended June 30, 1995 as compared to the previous year. Equipment rentals and maintenance revenues increased 4.9% to $5.7 million compared to $5.4 million for the three months ended June 30, 1995 and 1994, respectively. The increase is due to new indoor and outdoor display rentals offset by the declining revenues from outdoor display and maintenance contract portfolios previously acquired with the expectation of being a continually declining installation base, although the decline is at a slower rate than originally anticipated.

Equipment sales increased 64.6% or $2.4 million for the six months ended June 30, 1995 compared to the same period in the previous year. Equipment sales increased 72.1% or $1.3 million for the three months ended June 30, 1995 compared to the same period in 1994. The increase is largely attributable to the January 1995 acquisition of Integrated Systems Engineering, Inc. (ISE) and increased indoor LED display sales.

Theatre receipts and other revenue increased $553,000 or 40.7% for the six months ended June 30, 1995 compared to the previous year and increased $279,000 or 37.4% for the three months ended compared to the same period in the previous year. The increases are primarily attributable to the opening of the five-plex theatre in Durango, Colorado in July 1994.

The six month 1995 gross profit margin decreased slightly to 41.5% as compared to 42.3% for the corresponding period in the previous year. The three month gross profit margin decreased to 41.4% compared to 43.5% for the corresponding period in the previous year. The decreases are primarily due to the mix of products in equipment sales and a expected lower profit margin generated by ISE.

General and administrative expenses for the six months ended June 30, 1995 reflect an increase of $909,000 or 16.8% over the 1994 period and $448,000 or 16.4% increase for the three months ended. The increases are due primarily to the additional expenses incurred by ISE.

Interest income for the six months ended June 30, 1995 increased $24,000 largely due to an increase in interest rates. Interest expense for the six months ended June 30, 1995 increased $568,000. The increase in 1995 is due primarily to increased financings resulting from the acquisition of ISE and higher interest rates on long-term debt. Interest expense in 1994 included the reduction of expense due to the settlement of a prior year assessment of a 1986 state income tax audit of approximately $328,000.

The other income for the six months ended June 30, 1995 is primarily a capital gain on the sale of a drive-in theatre property in Espanola, New Mexico.

The effective tax rate at June 30, 1995 is 42.0% compared to 26.8% in the previous year. The provision for income taxes for the six months ended 1994 reflects a net reduction of approximately $34,000 due to the settlement of a prior year assessment from a 1986 state income tax audit.

Liquidity and Capital Resources
-------------------------------

The regular quarterly cash dividend for the second quarter of 1995 of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 18, 1995 payable to stockholders of record as of June 28, 1995 and was paid July 12, 1995.

At the May 18, 1995 Annual Meeting of Stockholders, the stockholders approved the creation of 3 million shares of a new class of capital stock designated Class A Stock, $1.00 par value. The stock will have no voting rights except as required by law and will receive 10% higher dividends than the Common Stock. A certificate of amendment authorizing the Class A Shares and adjusting authorized shares of Common Stock and Class B Stock will be filed prior to the first issuance of such Class A Stock. No specific issuance of Class A Stock is presently contemplated. Also at the Annual Meeting the stockholders approved the 1995 Stock Option Plan making available for grant 50,000 shares of Common Stock and Class A Stock.

The current cash position of the Company continues to remain satisfactory. The Company feels that its current cash position and working capital generated by operations will adequately meet its current operating and financing requirements. This is augmented by a $4,000,000 Revolving Credit and Term Loan accessible through April 1996 of which $3,500,000 is available at June 30, 1995. The Company entered into an agreement to restructure its $15,500,000 current indebtedness and $4 million line of credit with First Fidelity Bank which is expected to close in August 1995. The restructuring will extend the terms and reduce the rate of interest. Cash and cash equivalents for the six months ended June 30, 1995 decreased by $1,737,000 as compared to an increase of $294,000 for the corresponding period last year. The decrease is primarily attributable to cash utilized to acquire ISE, repayment of long-term debt and investment in a theatrical joint venture.


                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders
---------------------------------------------------------

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 18, 1995 for the purpose of electing directors, approving the appointment of auditors and voting on the proposals described below.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                           Votes For  Votes Not For
                                             ---------  -----------
Richard Brandt, Class B, Three-Year Term   2,829,570*     3,540*

Jean Firstenberg, Class B, Three-Year Term 2,829,570*     3,540*

Victor Liss, Class B, Three-Year Term      2,829,570*     3,540*

Gene Jankowski, Common, Three-Year Term      706,652     15,634

The following directors are continuing their terms as directors:

Steven Baruch, Common, Two-Year Remaining Term
Matthew Brandt, Class B, One-Year Remaining Term
Thomas Brandt, Class B, Two-Year Remaining Term
Allan Fromme, Class B, Two-Year Remaining Term
Robert Greenes, Common, One-Year Remaining Term
Howard S. Modlin, Class B, One-Year Remaining Term

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved:

          COMMON STOCK                       CLASS B STOCK*
          ------------                       --------------

   For    Against    Abstain           For     Against   Abstain
 -------  -------    -------        ---------  -------   -------

 710,020   11,279        987        2,833,110    -0-       -0-

The stockholders approved the 1995 Stock Option Plan as follows:

          COMMON STOCK                       CLASS B STOCK*
          ------------                       --------------

   For    Against    Abstain           For     Against   Abstain
 -------  -------    -------        ---------  -------   -------

 455,326   34,925    232,035        2,819,900    4,760     8,450

The stockholders also approved amendments to the corporations
Certificate of Incorporation authorizing the creation of 3,000,000 shares of Class A Stock, $1.00 par value and amending the authorized number of shares of capital stock by the following vote constituting a majority of each class of stock:

          COMMON STOCK                       CLASS B STOCK*
          ------------                       --------------

   For    Against    Abstain           For     Against   Abstain
 -------  -------    -------        ---------  -------   -------

 516,169  175,453     30,644        2,819,900    4,760     8,450

*Based on 10 votes per share


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               11     Computation of Earnings Per Share

               27     Financial Data Schedule, which is
                      submitted electronically to the
                      Securities and Exchange Commission for
                      information only and not filed.

               28(a)  Amendment No. One to Employment
                      Agreement with Michael R. Mulcahy.

               28(b) Proxy Statement, dated April 12, 1995, mailed to stockholders which was previously filed with the Securities and Exchange Commission and is incorporated herein by reference.

          (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRANS-LUX CORPORATION
                                            (registrant)



Date:  August 11, 1995



                                   /s/ Angela D. Toppi
                                  -------------------------------
                                  by:  Angela D. Toppi
                                       Vice President and Chief
                                       Financial Officer



                                   /s/ Catherine E. Nonnenmacher
                                  -------------------------------
                                  by:  Catherine E. Nonnenmacher
                                       Chief Accounting Officer