Form 10-Q
period 1995-09-30
TRANS LUX CORP
filed 1995-11-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
                               ------------------

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________


Commission file number 1-2257

                      TRANS-LUX CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                              13-1394750
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                 06856-5090
----------------------------------------            ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                   Class                  Shares Outstanding
--------      ------------------------------    ------------------
11/09/95      Common Stock - $1.00 Par Value          949,431
11/09/95      Class B Stock - $1.00 Par Value         304,137
              (Immediately convertible into a
              like number of shares of Common
              Stock.)

                  TRANS-LUX CORPORATION AND SUBSIDIARIES


                                   INDEX


                                                         Page No.

Part I - Financial Information

     Consolidated Balance Sheets - September 30, 1995
       (unaudited) and December 31, 1994                       1

     Consolidated Statements of Stockholders' Equity -
       September 30, 1995 (unaudited) and December 31, 1994    2

     Consolidated Statements of Income - Three and Nine
       Months Ended September 30, 1995 and 1994 (unaudited)    3

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 1995 and 1994 (unaudited)           4

     Notes to Consolidated Financial Statements (unaudited)    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     7

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                10

     Signatures                                               10

                               PART I - FINANCIAL INFORMATION
                               ------------------------------

                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                 September 30   December 31
   ASSETS                                                           1995           1994
   ------                                                        ------------   -----------
                                                                 (unaudited)
   Current assets:
     Cash and cash equivalents                                  $   492,000    $ 2,335,000
     Available-for-sale securities                                  582,000      1,603,000
     Receivables                                                  3,194,000      1,403,000
     Inventories                                                  1,846,000        517,000
     Prepaids and other current assets                            1,011,000        104,000
     Current deferred taxes                                         192,000        192,000
                                                                 ----------     ----------
       Total current assets                                       7,317,000      6,154,000
                                                                 ----------     ----------
   Rental equipment                                              47,919,000     43,807,000
     Less accumulated depreciation                               17,777,000     14,154,000
                                                                 ----------     ----------
                                                                 30,142,000     29,653,000
                                                                 ----------     ----------
   Property, plant and equipment                                 22,975,000     18,313,000
     Less accumulated depreciation and amortization               7,946,000      5,070,000
                                                                 ----------     ----------
                                                                 15,029,000     13,243,000

   Prepaids, intangibles and other                                4,277,000      2,295,000
   Maintenance contracts, net                                     1,688,000      1,962,000
                                                                 ----------     ----------
                                                                $58,453,000    $53,307,000
                                                                 ==========     ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
   Current liabilities:
     Accounts payable and accruals                              $ 6,045,000    $ 4,828,000
     Income taxes payable                                           285,000        198,000
     Short-term borrowings                                        1,300,000             --
     Current portion of long-term debt                            1,780,000      2,660,000
                                                                 ----------     ----------
       Total current liabilities                                  9,410,000      7,686,000
                                                                 ----------     ----------
   Long-term debt:

     9% convertible subordinated debentures due 2005              4,874,000      4,874,000
     9.5% subordinated debentures due 2012                        1,057,000      1,057,000
     Notes payable                                               16,933,000     13,762,000
                                                                 ----------     ----------
                                                                 22,864,000     19,693,000

   Deferred revenue and deposits                                  1,305,000      2,101,000
   Deferred income taxes                                          3,659,000      3,282,000
   Minority interest                                                 13,000         21,000

   Stockholders' equity                                          21,202,000     20,524,000
                                                                 ----------     ----------
                                                                $58,453,000    $53,307,000
                                                                 ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              September 30 December 31
                                                                  1995        1994
                                                              ------------ -----------
                                                              (unaudited)
   Capital stock:
   Preferred - $1.00 par value
         Authorized - 500,000 shares
         Issued - none
   Common - $1.00 par value
         Authorized - 4,000,000 shares
         Issued - 2,436,268 and 2,435,046 shares               $2,436,000   $2,435,000
   Class B - $1.00 par value
         Authorized - 2,000,000 shares
         Issued - 304,137 and 305,359 shares                      304,000      305,000
   Additional paid-in capital                                  13,805,000   13,809,000
   Retained earnings                                           16,597,000   15,993,000
   Other                                                          (68,000)    (107,000)
                                                               ----------   ----------
                                                               33,074,000   32,435,000

   Less treasury stock - at cost
         1,488,837 and 1,492,581 shares in 1995 and 1994
         (excludes add'l 304,137 shares held in 1995 and
         305,359 in 1994 for conversion of Class B Stock)      11,872,000   11,911,000
                                                               ----------   ----------
   Total stockholders' equity                                 $21,202,000  $20,524,000
                                                               ==========   ==========



                     THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                              EQUITY ARE AS FOLLOWS:


                                                               Additional
                                         Common      Class      Paid-in     Retained                 Treasury
                                         Stock      B Stock     Capital     Earnings     Other         Stock
                                         ------     -------    ----------   --------     -----       --------
   December 31, 1994                  $2,435,000   $305,000   $13,809,000  $15,993,000 ($107,000)  ($11,911,000)

   1/1/95 - 9/30/95: (unaudited)
   Net income                                                                  732,000
   Cash dividends                                                             (128,000)
   Exercise of stock options                                       (4,000)                               40,000
   Common Stock acquired                                                                                 (1,000)
   Class B Stock conversions               1,000     (1,000)
   Unrealized holding
     gain/(loss)                                                                          39,000
                                       ---------    -------    ----------   ----------    ------     ----------
   September 30, 1995                 $2,436,000   $304,000   $13,805,000  $16,597,000  ($68,000)  ($11,872,000)
                                       =========    =======    ==========   ==========    ======     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)

                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                          --------------------        ------------------
                                            1995        1994          1995         1994
                                            ----        ----          ----         ----
   Gross revenues:
     Equipment rentals and maintenance  $5,317,000  $5,589,000    $16,509,000  $16,851,000
     Equipment sales                     3,039,000   2,032,000      9,174,000    5,759,000
     Theatre receipts and other          1,285,000   1,144,000      3,198,000    2,504,000
                                         ---------   ---------     ----------   ----------
                                         9,641,000   8,765,000     28,881,000   25,114,000
                                         ---------   ---------     ----------   ----------
   Operating expenses:
     Cost of equipment rentals and
       maintenance                       2,854,000   3,096,000      8,700,000    8,968,000
     Cost of equipment sales             1,849,000   1,285,000      5,752,000    3,594,000
     Cost of theatre receipts and other    962,000     850,000      2,462,000    2,109,000
                                         ---------   ---------     ----------   ----------
                                         5,665,000   5,231,000     16,914,000   14,671,000
                                         ---------   ---------     ----------   ----------
   Gross profit from operations          3,976,000   3,534,000     11,967,000   10,443,000

   General and administrative expenses   2,896,000   2,729,000      9,210,000    8,134,000
                                         ---------   ---------     ----------   ----------
                                         1,080,000     805,000      2,757,000    2,309,000

   Interest income                          31,000      51,000        124,000      120,000
   Interest expense                       (600,000)   (419,000)    (1,689,000)    (940,000)
   Other income                             21,000          --         70,000           --
                                         ---------   ---------     ----------   ----------
   Income before income taxes              532,000     437,000      1,262,000    1,489,000
   Provision for income taxes              223,000     196,000        530,000      478,000
                                         ---------   ---------     ----------   ----------
   Net income                           $  309,000  $  241,000    $   732,000  $ 1,011,000
                                         =========   =========     ==========   ==========

   Earnings per share-primary           $     0.24  $     0.19    $      0.58  $      0.80
                                         ---------   ---------      ---------    ---------
   Earnings per share-fully diluted     $     0.23  $     0.18    $         *  $      0.69
                                         ---------   ---------      ---------    ---------


   Average common and common equivalent
     shares outstanding-primary          1,258,000   1,268,000      1,258,000    1,268,000
                                         ---------   ---------      ---------    ---------
   Average common and common equivalent
     shares outstanding-fully diluted    1,644,000   1,978,000              *    1,978,000
                                         ---------   ---------      ---------    ---------
   Cash dividends per share:
     Common Stock                       $    0.035  $    0.035    $     0.105  $     0.105
     Class B Stock                      $   0.0315  $   0.0315    $    0.0945  $    0.0945

   *  Fully diluted EPS is less than 3% dilutive and therefore not shown.

   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)


   FOR THE NINE MONTHS ENDED SEPTEMBER 30                             1995           1994
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $   732,000    $ 1,011,000
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             5,134,000      4,701,000
         Deferred income taxes                                       531,000       (269,000)
         Minority interest                                            (8,000)            --
         Changes in operating assets and liabilities:
           Receivables                                            (1,386,000)       (73,000)
           Inventories                                              (307,000)        (9,000)
           Prepaids and other current assets                        (113,000)      (187,000)
           Prepaids, intangibles and other                           (82,000)        80,000
           Accounts payable and accruals                             117,000      1,419,000
           Income taxes payable                                       87,000       (173,000)
           Deferred revenue and deposits                            (796,000)     1,266,000
   -----------------------------------------------------------------------------------------
             Net cash provided by operating activities             3,909,000      7,766,000
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of rental equipment                                (4,112,000)    (3,631,000)
     Purchases of property, plant and equipment                   (1,389,000)    (2,921,000)
     Payments for an acquisition                                  (3,178,000)            --
     Proceeds from acquisition note receivable                       658,000             --
     Sale of assets                                                  209,000             --
     Investment in joint venture                                  (1,304,000)            --
     Purchases of securities                                        (494,000)    (2,473,000)
     Proceeds from sales of securities                             1,582,000      1,995,000
   -----------------------------------------------------------------------------------------
             Net cash (used in) investing activities              (8,028,000)    (7,030,000)
   -----------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                  4,275,000      1,200,000
     Repayment of long-term debt                                  (3,206,000)    (1,593,000)
     Proceeds from short-term borrowings                           1,300,000             --
     Proceeds from exercise of stock options                          36,000             --
     Purchase of treasury stock                                       (1,000)        (1,000)
     Cash dividends                                                 (128,000)      (129,000)
   -----------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities   2,276,000       (523,000)
   -----------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents           (1,843,000)       213,000

   Cash and cash equivalents at beginning of year                  2,335,000      1,128,000
   -----------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   492,000    $ 1,341,000
   =========================================================================================
   Interest paid                                                 $ 1,366,000    $ 1,465,000
   Interest received                                                 132,000        119,000
   Income taxes paid                                                 376,000        645,000
   -----------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                  TRANS-LUX CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995
                                (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year's amounts to conform to the current year's format. It is suggested that the September 30, 1995 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.


Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended September 30, 1995 was $223,000 of which $213,000 and $10,000 are current and deferred tax expense, respectively. The provision for income tax expense for the nine months ended September 30, 1995 was $530,000 of which $501,000 and $29,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the nine months ended September 30, 1995.


Note 3 - Prepaids, Intangibles and Other

Prepaid, intangibles and other consist of the following:

                                          September 30   December 31
                                              1995           1994
                                          ------------   -----------
Prepaids and other                          $1,103,000    $1,145,000
Deferred debenture expense                     213,000       168,000
Deferred financing costs                       453,000       287,000
Acquisition costs                               97,000       100,000
Deposits and advances                           72,000        89,000
Long-term note receivable                            -       218,000
Patents                                        339,000             -
Goodwill and noncompete agreement            1,140,000             -
Investment in joint ventures                   601,000        38,000
Long-term portion of officers'
  and employees' loans                         259,000       250,000
                                            ----------    ----------
                                            $4,277,000    $2,295,000
                                            ==========    ==========

Note 4 - Acquisition

On January 17, 1995, the Company, acquired all of the capital stock of Integrated Systems Engineering, Inc. (ISE), which manufactures outdoor electronic signs, for a cash purchase price of approximately $2.7 million plus payment of noncompete and consulting fees. The payments for the acquisition in the accompanying Consolidated Statements of Cash Flows are shown net of $1.9 million of liabilities assumed for the acquisition. The purchase was financed by working capital and from a new $3.3 million loan and security agreement. Subsequent to this acquisition, the $3.3 million loan and security agreement was refinanced, see note 5.

The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is based on estimated fair values and is subject to change as additional information becomes known. Assets include land, building, machinery and equipment, accounts receivable and inventory. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over 20 years. The noncompete is being amortized on a straight line basis over five years. Impairment of intangibles and their associated useful lives are evaluated quarterly based on the recoverability of unamortized balances from expected future cash flows on an undiscounted basis. Proforma results of operations as if the acquisition had occurred as of January 1, 1995 are not presented, as the amounts are not significant to the operation of the Company. The consolidated financial statements presented herewith reflects the effects of the transaction.

The Company's proforma financial results are presented to provide information on the impact of the acquisition of ISE to the results of operations of the Company for the nine months ended September 30, 1994. Proforma financial information reflects the Company's proforma results of operations as if the acquisition had occurred as of January 1, 1994.

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

                                        Nine Months Ended
                                   September 30, 1994 (Proforma)
                                   -----------------------------
                                           (Unaudited)

Gross revenues                             $28,521,000
                                           ===========

Net income                                 $ 1,105,000
                                           ===========
Earnings per share - primary               $      0.88
                                           ===========
Earnings per share - fully diluted         $      0.77
                                           ===========


Note 5 - Long-term Debt

The Company entered into a Credit Agreement with First Fidelity Bank as of August 28, 1995 restructuring its current indebtedness to the bank of $15,581,000 and a $4,000,000 line of credit. The restructuring extends the terms to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points. Simultaneously, the Company entered into an interest rate swap for $15,581,000 of notional value for three years, maturing July 1, 1998 at a fixed interest rate of 7.86%. The resulting gain or loss on the swap will be included in interest expense. The loans are collaterized by the assets of Trans-Lux Consulting Corporation, Trans-Lux Sign Corporation and Integrated Engineering Systems, Inc., certain real estate assets of Trans-Lux Corporation and Trans-Lux Montezuma Corporation and Trans-Lux Corporation's display lease receivables.

Note 6 - Subsequent Event

Effective October 30, 1995 the Company guaranteed $3,000,000 of indebtedness related to a theatrical joint venture, wherein a wholly owned subsidiary is a general partner. In addition, the owner of the non-related general partner has guaranteed their prorata portion of the indebtedness to the Company arising out of such guarantee.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Gross revenues for the nine months ended September 30, 1995 increased 15.0% to $28.9 million versus $25.1 million in the previous year. Gross revenues for the three months ended September 30, 1995 increased 10.0% to $9.6 million versus $8.8 million in the previous year. There was a 2.0% decrease in equipment rentals and maintenance revenue for the nine months ended September 30, 1995 as compared to the previous year to $16.5 million from $16.9 million and a 4.9% decrease to $5.3 million from $5.6 million for the three months ended September 30, 1995 compared to the same period in 1994. The decreases are due to the declining revenues from outdoor display and maintenance contracts previously acquired with the expectation of being a continually declining installation base, although the decline is at a slower rate than originally anticipated, and this is partially offset by new indoor and outdoor display rentals and maintenance contracts.

Equipment sales increased 59.3% or $3.4 million for the nine months ended September 30, 1995 compared to the same period in the previous year and an increase of 49.6% or $1.0 million for the three months ended September 30, 1995 compared to the same period in 1994. The increase is largely attributable to the January 1995 acquisition of ISE and increased indoor LED display sales.

Theatre receipts and other revenue increased $694,000 or 27.7% for the nine months ended September 30, 1995 compared to the previous year and an increase of $141,000 or 12.3% for the three months ended September 30, 1995 compared to the same period in the previous year. The increases are primarily attributable to the opening of the five-plex theatre in Durango, Colorado in July 1994 and increased attendance.

The nine month 1995 gross profit margin remained virtually level at 41.4% as compared to 41.6% for the corresponding period in the previous year. The three month gross profit margin increased slightly to 41.2% compared to 40.3% for the corresponding period in the previous year. The increase is primarily due to the mix of products of indoor equipment sales offset by an expected lower profit margin generated by ISE.

General and administrative expenses for the nine months ended September 30, 1995 reflects an increase of $1,076,000 or 13.2% over the 1994 period and $167,000 or 6.1% increase for the three months ended. The increases are primarily as a result of the acquisition of ISE.

Interest income for the nine months ended September 30, 1995 increased slightly by $4,000 and decreased by $20,000 for the three months ended compared to the same periods in 1994. The decrease for the three month period is primarily due to reduced investments. Interest expense for the nine and three months ended September 30, 1995 increased $749,000 and $181,000, respectively, compared to the same periods in 1994. The increases in 1995 are due primarily to increased financing resulting from the acquisition of ISE and higher interest rates on long-term debt before the refinancing of indebtedness (see note 5). Interest expense in 1994 included the benefit of a state income tax settlement of a prior year assessment of $328,000.

The majority of other income for the nine months ended September 30, 1995 is a capital gain on the sale of a drive-in theatre property in Espanola, New Mexico.

The effective tax rate at September 30, 1995 is 42.0% compared to 32.1% in the previous year. The provision for income taxes for the nine months ended 1994 reflected a net reduction of approximately $34,000 due to the settlement of a prior year assessment from a 1986 state income tax audit.

Liquidity and Capital Resources
-------------------------------

The regular quarterly cash dividend for the third quarter of 1995 of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock was declared by the Board of Directors on July 27, 1995 payable to stockholders of record as of September 20, 1995 and was paid October 6, 1995.

The current cash position of the Company continues to remain satisfactory. The Company believes that its current cash position and working capital generated by operations will adequately meet its current operating and financing requirements. This is augmented by a $4,000,000 Revolving Credit and Term Loan accessible through June 1997 of which $2,700,000 is available at September 30, 1995. The Company restructured its $15,581,000 current indebtedness and $4 million line of credit with First Fidelity Bank for a longer term and at a variable rate of interest of LIBOR plus 175 basis points. Simultaneously, the Company entered into an interest rate swap for a term of three years at 7.86% for $15,581,000 of notional value to mitigate the risk of the variable interest rate (see note 5).

Cash and cash equivalents for the nine months ended September 30, 1995 decreased by $1,843,000 as compared to an increase of $213,000 for the corresponding period last year. The decrease is primarily attributable to cash utilized to acquire ISE, repayment of its long-term debt and an investment in a theatrical joint venture. In addition deferred revenue and deposits decreased due to the prorata recognition of revenues relating to the annual prepayment on equipment lease and maintenance contracts and is primarily used for operating expenses.

Subsequent to the end of the quarter, the theatrical joint venture entered into an agreement to borrow $3,000,000 for the construction and land of the 12-plex theatre located in Loveland, Colorado. The Company is the guarantor of the entire indebtedness. In addition, the owner of the non-related general partner has guaranteed their prorata portion of the indebtedness to the Company arising out of such guarantee.

                        Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               10 Credit Agreement with First Fidelity Bank dated as of August 28, 1995.

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

                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (registrant)



Date:  November 10, 1995




                                   /s/ Angela D. Toppi
                                  -----------------------------
                                  by:   Angela D. Toppi
                                        Senior Vice President and
                                        Chief Financial Officer





                                   /s/ Catherine E. Nonnenmacher
                                  -------------------------------
                                  by:   Catherine E. Nonnenmacher
                                        Chief Accounting Officer