Form 10-K
period 1995-12-31
TRANS LUX CORP
filed 1996-04-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995


Commission file number 1-2257

                          TRANS-LUX CORPORATION
           (Exact name of registrant as specified in its charter)

           Delaware                                   13-1394750
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                110 Richards Avenue, Norwalk, CT 06856-5090
                            (203) 853-4321
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
- -------------------              ------------------------------------------
Common Stock, $1.00 par value    American Stock Exchange

9% Convertible Subordinated
  Debentures due 2005            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                                 CONTINUED

                           TRANS-LUX CORPORATION
                      1995 10-K Cover Page Continued


The aggregate market value of the voting stock (based upon the closing price on the American Stock Exchange) held by non-affiliates of the registrant on March 27, 1996 (based on the last sale price on the American Stock Exchange as of such date) was $8,688,663. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock which is convertible into Common Stock on a share-for-share basis.)

As of the close of business on March 27, 1996, there were outstanding, 949,657 shares of the registrant's Common Stock and 304,137 shares of its Class B Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

There is incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K the information contained in the registrant's proxy statement for its Annual Meeting of Stockholders to be held June 20, 1996, which will be filed with the Securities and Exchange Commission within 120 days of the registrant's December 31, 1995 fiscal year end.

                      TRANS-LUX CORPORATION
                  1995 Form 10-K Annual Report

                        Table of Contents


                             PART I
                                                             Page


ITEM 1.   Business                                              1
ITEM 2.   Properties                                            5
ITEM 3.   Legal Proceedings                                     6
ITEM 4.   Submission of Matters to a Vote of Security
            Holders                                             6


                             PART II

ITEM 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters                         6
ITEM 6.   Selected Financial Data                               7
ITEM 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations       9
ITEM 8.   Financial Statements and Supplementary Data          10
ITEM 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                20



                            Part III


ITEM 10.  Directors and Executive Officers of the
            Registrant                                         20
ITEM 11.  Executive Compensation                               21
ITEM 12.  Security Ownership of Certain Beneficial
            Owners and Management                              21
ITEM 13.  Certain Relationships and Related Transactions       21



                             Part IV


ITEM 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                21

Signatures                                                     25

                             PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, the term "Company" as used herein means Trans-Lux Corporation and its subsidiaries.
The Company is principally engaged in two core lines of business. The Communications Division designs, produces, leases, sells and services large-scale monochrome and multi-color real-time electronic information displays for both indoor and outdoor use. The Entertainment and Real Estate Division consists primarily of a chain of motion picture theatres in the Southwestern United States and real estate used for both corporate and income-producing purposes in the United States and Canada.

COMMUNICATIONS DIVISION
- -----------------------
Information Displays:  Indoor  The Company believes it is a
- -----------------------------
leader in the development, production, sale, lease and service of large-scale monochrome and multi-color LED information displays. The Company's high performance LED displays can be used to communicate messages and information in a variety of applications including real-time financial information and news, interest rates and other product information to bank customers, destination, baggage claim, arrival and departure information for airport and other transportation facilities, news and sports information, up-to-the-minute stock and commodity transactions, racing and parimutuel information, casino wagering data, advertising, theatre marquees and promotions. While the securities industry continues to represent a significant portion of its customer base, the Company has a strong presence in the gaming industry and also markets its displays to such users as banks, corporations, transportation facilities, the military, racetracks, restaurants, pharmacies, hotels and convention centers.

     Most of the Company's displays include LED componentry and sophisticated software. The Company's products offer a wide range of state-of-the-art LED displays in various shapes, sizes and colors. Certain of the displays are easily programmable with a personal computer or keyboard and have a number of different capabilities, including graphics and multi-color. Equipment orders generally have a lead time of 30 to 90 days depending on the type of equipment ordered and material availability.

Information Displays:  Outdoor  In January 1995, the Company
- ------------------------------
acquired all of the capital stock of Integrated Systems Engineering, Inc. (ISE), an outdoor sign manufacturer of electronic signs. This acquisition expands the Registrant's outdoor signage capabilities. In August 1993, the Company expanded its presence in the outdoor display market by acquiring a portfolio of outdoor lease, maintenance and other contracts from Indicator Maintenance Corporation. This acquisition complemented the acquisition made in 1992 of a declining portfolio of outdoor electric and electronic equipment displays from American Electronic Displays, L.P., a Delaware limited partnership which had filed for protection under Chapter 11 of the Bankruptcy Code. Both of these acquisitions have outdoor displays using light bulb technology and are easily recognizable as time and temperature signs, moving message displays on banks and other building exteriors and scoreboards in sports stadiums.

     The Company has developed and is marketing a full line of outdoor displays using both LED and light bulb technology. These information displays can be multi-colored and communicate a variety of information. Displays are currently being used at military air force bases, amusement parks, a comedy venue, highway bridges, traffic displays, automobile dealerships, scoreboards at sports stadiums and banks. The equipment generally has a lead time of 30 to 60 days depending on the type of equipment ordered and material availability.

International  The Company feels it is well positioned for
- -------------
expansion as the globalization of the world economy continues. It is now active in Europe, Latin America, South America, Australia and Asia. International installations are in geographic locations which include South America, Europe and Asia. Sales to these continents are accomplished through the Company's sales offices in Canada and Australia, through sales personnel in the United States and through international distributors.

     Applications for the display products in the international marketplace currently include stock and commodity exchanges and trading rooms, OTB facilities, private clubs, banks, transportation facilities and casinos. The equipment generally has lead times of 30 to 90 days depending on the type of equipment ordered and material availability. Foreign revenues were less than 10% of consolidated revenue in 1995 and 1993 and were approximately 15% in 1994.

Sales Order Backlog  The amount of sales order backlog is
- -------------------
approximately $5.9 million and $2.9 million at December 31, 1995 and 1994, respectively. The December 31, 1995 backlog will be recognized throughout 1996. These amounts do not include leases or renewals of leases presently in-house.

PRODUCT DEVELOPMENT
- -------------------
     The communications markets which the Company serves are characterized by technological changes, and the Company's ability to compete and operate successfully depends upon, among other factors, its ability to anticipate and respond to such changes. Product enhancement work continues in the LED field in several areas. Enhancements regarding both indoor and outdoor LED products include outdoor time & temperature displays and the progressive meter and controller system for use in the gaming markets, which received approval in Las Vegas and is currently in the approval process in other jurisdictions. The Company continues to track emerging technologies that can enhance its products. The Company's products can be used where time sensitive data needs to be communicated to groups of people. The packaging of the Company's products to specific markets and customers is part of the ongoing development. In addition, a continuing effort is being expended on the outdoor displays as the Registrant continues to upgrade outdoor technology, such as scoreboards for use in sports stadiums.

     The Company maintains a staff of 32 people who are responsible for product enhancement, support and development in the large-scale indoor and outdoor displays. This is supplemented by outside independent engineering consulting organizations where required. Engineering development expenditures charged to expense amounted to $172,000, $238,000 and $108,000 in 1995, 1994 and 1993,
respectively.

CUSTOMERS AND MARKETING
- -----------------------
     The Company's communications equipment is marketed principally through 37 direct sales personnel. The Company also utilizes distributors to market its displays. In addition to sales personnel and distributors, the Company markets its communications equipment through direct advertising in industry oriented publications and direct marketing. The Company exhibits at approximately 19 trade shows per year directed at specific industries. The Company operates from approximately 65 sales and/or service locations throughout the United States, Canada and Australia.

     The Company's equipment is both leased and sold. A majority of the Communications Division's revenues are from equipment rentals with current lease terms ranging from 30 days to ten years.

     The Company's gross revenues in 1995 and 1994 did not include any single customer that accounted for more than 10% of revenues.
During 1993 the Company recorded gross revenues of $4.3 million from the Chicago Mercantile Exchange.

PRODUCTION AND PURCHASES
- ------------------------
     The Company's production operations are located in Norwalk, Connecticut, Logan, Utah, Mississauga, Ontario, Canada and New South Wales, Australia consisting principally of the manufacturing, assembly and testing of the units, materials and components used in its electronic display equipment. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company does not acquire a material amount of purchases directly from foreign suppliers, but components are manufactured by foreign sources. The Company believes it maintains suitable inventory and has contracts providing for the delivery of sufficient quantities of such components to meet its needs. The Company also believes that there presently are other qualified vendors of these components.

CUSTOMER SUPPORT AND PRODUCT SERVICE
- ------------------------------------
     The Company furnishes installation and training to end users and responds to inquiries regarding operating procedures, problems and requests for service. When needed, field service personnel based in regional and satellite service locations throughout the United States, Australia and Canada are dispatched directly to the customer's location. The Company also maintains a technical services center in the Atlanta, Georgia area. The Company's field service is augmented by various outside service companies in the United States, Canada and overseas. The Company uses various third party service agents to service and assist in the service of the outdoor displays for reasons that include geographic area and height of the displays. The Company does not believe there would be any material adverse effect on its business, financial condition or results of operation if these outside service companies were unable to perform.

ENTERTAINMENT AND REAL ESTATE DIVISION
- --------------------------------------
     During 1995, the Company, through a joint venture, opened the MetroLux 12-plex theatre in Loveland, Colorado on owned land adjacent to a main commercial thoroughfare. This brings the Company's total current operations up to 29 screens in eight locations in the Southwestern United States, which includes a five-plex theatre in Durango, Colorado which opened in mid-1994. The Company continues to evaluate investments in new theatres for expansion.

     The Company operates theatres primarily in small urban markets. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. The Company believes that its admission prices are competitive with admission prices of competing theatres. The major film distributors generally release during the summer and holiday seasons those films anticipated by them to be the most successful, thus making the revenues seasonal.

     The Company's real estate holdings include income-producing properties in Norwalk, Connecticut, Torrance, California, Lebanon, Pennsylvania, Norcross, Georgia, Santa Fe, New Mexico and Mississauga, Ontario, Canada most of which are also used for corporate purposes. The Company continues to consider other real estate investments, in many cases, in locations that are directly related to the Company's other operating divisions.

     The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

COMPETITION
- -----------
     The Company's Communications Division competes with a number of companies, both larger and smaller than itself, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future. The Company believes that it is the largest supplier of large-scale stock and commodity and gaming displays in the United States, as well as one of the largest outdoor electronic signage service organizations in the country. The Company's offer of short-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business.

     The Company believes that product quality and reliability, the number of standard product features, ease of system operation, customer service and lease terms are significant competitive factors in the Company's communications markets. The Company's continued emphasis on the production of LED equipment and light bulb based outdoor displays which are energy efficient and environmentally safe, demonstrate its desire to meet customer needs. Management believes that its products compete favorably with respect to these factors.

     The Company's motion picture theatres are subject to varying degrees of competition in the geographic area in which they operate. In some areas, theatres operated by national circuits compete with the Company's theatres. The Company's theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.

PATENTS AND TRADEMARKS
- ----------------------
     The Company owns or licenses a number of patents and holds a number of trademarks for its communications equipment and considers such patents, trademarks and licenses important to its business.

EMPLOYEES
- ---------
     The Company had approximately 504 employees as of February 29, 1996, less than 1% of whom are unionized. The Company believes its employee relations are good.


ITEM 2.   PROPERTIES

     The Company owns the building and land located at 110 Richards Avenue, Norwalk, Connecticut which facility is suitable and adequate for the needs of its indoor display business and production capacity. The land consists of approximately 12 acres, five of which are occupied by the building and parking area. The building contains approximately 102,000 square feet of which approximately 14,000 square feet is currently leased to others.
The balance of the building is occupied by the Company and is used as the Company's principal office as well as for its engineering, production, assembly and repair of its products.

     The Company owns the building and land in which its Canadian subsidiary is located in Mississauga, Ontario, Canada, which is suitable and adequate for the needs of its display business and partially leased to others. The Company owns a building and land in Torrance, California used as a sales and service facility and partially leased to others. The Company owns the building and land in Logan, Utah where outdoor displays are manufactured and includes administrative and sales offices. The Company owns the building and land in Norcross, Georgia used as the technical services center for indoor and outdoor displays.

     The Company owns the building and land in Santa Fe, New Mexico which houses the Jean Cocteau theatre operated by the Company and the balance of which is leased to others, a building and land in Taos, New Mexico where it operates the Storyteller four-plex theatre and a building and land in Durango, Colorado where it operates the High Five five-plex theatre.

     The Company also leases land in Lebanon, Pennsylvania on which it has a motion picture theatre building, which is leased to a third party. In addition, the Company leases five premises for sales and service operations, leases four locations with motion picture operations and an office for its Entertainment Division. The aggregate rental expense was $238,000 for 1995, $267,000 in 1994 and $308,000 in 1993.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not have a material adverse affect on the consolidated financial statements of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    (a)   The Company's Common Stock is traded on the American
          Stock Exchange.  Sales prices are set forth in (d) below.

    (b) The Company has approximately 884 holders of record of its Common Stock and approximately 73 holders of record of its Class B Stock as of March 27, 1996.

    (c) The Board of Directors approved four quarterly cash dividends of $.035 per share for Common Stock and $.0315 per share for Class B Stock during 1995. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

    (d)   The range of Common Share prices on the American Stock
          Exchange are set forth in the following table:

                                    High               Low
          1995
               First Quarter         $10                $8 7/8
               Second Quarter          9 1/8             7 15/16
               Third Quarter           9 1/4             7 13/16
               Fourth Quarter          9                 8

          1994
               First Quarter         $ 9 5/8            $8 3/8
               Second Quarter         10 1/8             8 3/4
               Third Quarter          10 1/8             7 1/2
               Fourth Quarter          9 3/8             7 1/4


ITEM 6.   SELECTED FINANCIAL DATA

(a) Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


                                             1995          1994              1993              1992          1991
==================================================================================================================
Gross revenues                        $37,791,000   $33,742,000       $35,799,000       $24,130,000   $22,133,000
Net income                              1,066,000     1,314,000(1)        489,000(2)        272,000       262,000
Earnings per share:
  Primary                                  $ 0.85        $ 1.04(1)        $  0.39(2)         $ 0.22        $ 0.20

  Fully diluted                            $ 0.81        $ 0.94(1)              *                 *             *
Cash dividends per share:
  Common stock                             $ 0.14        $ 0.14           $ 0.125            $ 0.12        $ 0.12
  Class B stock                            $0.126        $0.126           $0.1125            $0.108        $0.108
Shares outstanding at year end          1,254,000     1,248,000         1,248,000         1,250,000     1,249,000
Total assets                          $57,460,000   $53,307,000       $52,138,000       $50,826,000   $35,647,000
Long-term debt                         22,495,000    19,693,000        21,156,000        20,723,000    11,222,000
Stockholders' equity                   21,499,000    20,524,000        19,484,000        19,169,000    19,038,000
==================================================================================================================

 (1) 1994 reflects the positive impact of a settlement of a 1993 assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $360,000 (see note 2 below).
 (2) 1993 reflects the impact of the assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $600,000.
 *not dilutive

(b) Set forth below is selected quarterly information for the years ended December 31, 1995 and 1994:


Quarter Ended (unaudited)             March 31       June 30   September 30    December 31
===========================================================================================
1995
Gross revenues                      $9,379,000    $9,861,000     $9,641,000     $8,910,000
Gross profit                         3,913,000     4,078,000      3,976,000      3,418,000
Income before income taxes             340,000       390,000        532,000        577,000
Net income                             197,000       226,000        309,000        334,000
Earnings per share:
  Primary                              $  0.16       $  0.18        $  0.24        $  0.27
  Fully diluted                              *             *        $  0.23        $  0.24
Cash dividends per share:
  Common stock                         $ 0.035       $ 0.035        $ 0.035        $ 0.035
  Class B stock                        $0.0315       $0.0315        $0.0315        $0.0315
===========================================================================================
1994
Gross revenues                      $8,343,000     $8,006,000    $8,765,000     $8,628,000
Gross profit                         3,424,000      3,485,000     3,534,000      3,886,000
Income before income taxes             677,000 (1)    375,000       437,000        575,000
Net income                             554,000 (1)    216,000       241,000        303,000
Earnings per share:
  Primary                              $  0.44 (1)    $  0.17       $  0.19        $  0.24
  Fully diluted                        $  0.34 (1)    $  0.17       $  0.18        $  0.23
Cash dividends per share:
  Common stock                         $ 0.035        $ 0.035       $ 0.035        $ 0.035
  Class B stock                        $0.0315        $0.0315       $0.0315        $0.0315
===========================================================================================

(1) The first quarter of 1994 reflects the positive impact of a settlement of a 1993 assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $360,000.
*not dilutive

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Gross revenues for the year ended 1995 were $37,791,000, an increase of $4,049,000 or 12.0% compared to 1994, and a decrease of $2,057,000 or 5.7% in 1994 from the previous year. Equipment rentals and maintenance revenues decreased $447,000 or 2.1% during 1995, and increased $828,000 or 4.0% during 1994. The revenue generated from the two separate acquisitions of lease base portfolios of outdoor displays and maintenance contracts which occurred in August 1993 and August 1992 contributed revenues of $10,800,000 in 1995, $11,700,000 in 1994 and $8,100,000 in 1993.
  Equipment sales increased 45.5% during 1995, compared to a decrease of 28.0% during 1994. The increase in 1995 was largely attributable to the revenue generated from the acquisition of Integrated Systems Engineering, Inc. ("ISE"), an outdoor sign manufacturer, in January 1995, which contributed $3.6 million in revenues during 1995. Equipment sales revenues decreased in 1994 compared to 1993, primarily due to the Company recording the largest single order in its history of $4.3 million from the Chicago Mercantile Exchange in 1993.
  Theatre receipts and other revenues increased by $630,000 in 1995 and $423,000 in 1994. The increase in 1995 in revenues and related operating expenses is primarily due to a full year of operations at the five-plex in Durango, Colorado which opened in mid-1994. The increase in 1994 in revenues and related operating expenses is primarily due to the opening of the theatre in Durango, Colorado.
  Gross profit, as a percentage of gross revenues, was 40.7% in 1995, compared to 42.5% and 39.8% in 1994 and 1993, respectively. The decrease in 1995 compared to 1994 was primarily attributable to the expected lower profit margin generated by ISE and the volume mix of equipment rentals versus sales.
  General and administrative expenses increased by $471,000 or 4.3% during 1995 and $821,000 or 8.0% during 1994. The increase during 1995 was primarily due to the acquisition of ISE. The increase during 1994 was partially due to the additional expenses that were incurred in order to maintain the outdoor lease and maintenance bases acquired.
  Interest income decreased by $57,000 and $19,000 during 1995 and 1994, respectively. This is primarily attributable to reduced investments, which were utilized for acquisitions. Interest expense increased by $845,000 during 1995, compared to a decrease of $1,157,000 during 1994. The increase in 1995 was primarily due to additional debt incurred relative to the acquisition of ISE. The decrease in 1994 was primarily due to the settlement of a 1993 assessment of interest resulting from a 1986 state income tax audit, which when assessed in 1993 increased interest expense for that year.
  The other income of $92,000 in 1995 is largely due to the sale of a theatre property in New Mexico.
  The effective tax rate was 42.0% in 1995, 36.3% in 1994 and 70.6% in 1993. The increase in the effective tax rate for 1995 was due to a settlement of a 1986 state income tax audit in 1994, which lowered the rate in 1994 and when assessed in 1993 increased the effective tax rate for such year.
  The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. The anticipated effect of adopting this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.
  The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) in the first quarter of 1996. The Company, as provided for in FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employees stock compensation measurement, and will disclose the required pro forma effect on net income and earnings per share based on the fair value of the equity instruments awarded.

LIQUIDITY AND CAPITAL RESOURCES
During 1995, the Board of Directors declared four quarterly cash dividends of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock. The Board had authorized an increase of 17% in the quarterly cash dividends in 1993 to its current level. During 1995, the stockholders approved
3 million shares of a new class of capital stock designated Class
A Stock, $1.00 par value. If and when a Certificate of Amendment is filed formally authorizing such Class A Stock, it will have no voting rights except as required by law and will receive a 10% higher dividend than the Common Stock. Accordingly, until such filing, no Class A Stock may be issued.
  The current cash position of the Company continues to remain satisfactory. The Company entered into a Credit Agreement in August 1995 restructuring $15.6 million of indebtedness and a $4 million line of credit with First Fidelity Bank. The restructuring extended the terms to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points. Simultaneously, the Company entered into an interest rate swap for three years at a fixed rate of 7.86% for $15.6 million of notional value to mitigate the risk of the variable interest rate (See Note
9). The loans provide for certain covenants such as net worth, capital expenditures, fixed charge coverage ratio and debt to worth ratio. During 1994, the Company made an Offer to Exchange $1,000 principal amount of its new 9 1/2 % subordinated debentures due 2012 ("New Debentures") for each $1,000 principal amount of its 9% convertible subordinated debentures due 2005 ("Old Debentures"). The Company accepted $1,057,000 of Old Debentures in exchange for $1,057,000 of New Debentures. Simultaneously with the offer to exchange, the Company called for redemption of approximately 39% of the Old Debentures at 101.125% and redeemed $3,080,000 of the Old Debentures.
  Cash and cash equivalents decreased by $1,670,000 in 1995 compared to an increase of $1,207,000 in 1994 and a decrease of $52,000 in 1993. The decrease in 1995 is primarily attributable to cash utilized to acquire ISE, repayment of its long-term debt and an investment in a theatrical joint venture. This was offset by an increase of $1.1 million in deferred revenue and deposits, primarily due to prepayments of annual billings not yet recorded as revenue. Inventories, prepaids and intangibles increased primarily due to the acquisition of ISE. The Company feels that its current cash position and working capital generated by operations will adequately meet its current operating and financing requirements. This is augmented by a $4 million line of credit accessible through June 1997 of which $3,500,000 was available at December
31, 1995. The Company is continuing to consider various financing alternatives. Although receivables increased at December 31, 1995, the Company continues to experience a favorable collection cycle on its trade receivables. The Company is a guarantor of a $3 million term loan to MetroLux Theatres, the theatrical joint venture. The owner of the non-related general partner of the joint venture has guaranteed their prorata portion of the indebtedness to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary financial information are set forth below:

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31                                         1995         1994         1993
===============================================================================================
GROSS REVENUES:
  Equipment rentals and maintenance                      $21,205,000  $21,652,000  $20,824,000
  Equipment sales                                         12,364,000    8,498,000   11,806,000
  Theatre receipts and other                               4,222,000    3,592,000    3,169,000
- -----------------------------------------------------------------------------------------------
                                                          37,791,000   33,742,000   35,799,000
- -----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Cost of equipment rentals and maintenance               11,358,000   11,929,000   11,249,000
  Cost of equipment sales                                  7,863,000    4,620,000    7,648,000
  Cost of theatre receipts and other                       3,185,000    2,864,000    2,657,000
- -----------------------------------------------------------------------------------------------
                                                          22,406,000   19,413,000   21,554,000
- -----------------------------------------------------------------------------------------------
GROSS PROFIT FROM OPERATIONS                              15,385,000   14,329,000   14,245,000

General and administrative expenses                       11,494,000   11,023,000   10,202,000
- -----------------------------------------------------------------------------------------------
                                                           3,891,000    3,306,000    4,043,000
Interest income                                              147,000      204,000      223,000
Interest expense                                          (2,291,000)  (1,446,000)  (2,603,000)
Other income                                                  92,000           --           --
- -----------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 1,839,000    2,064,000    1,663,000
- -----------------------------------------------------------------------------------------------
Provision for income taxes:
  Current                                                    576,000      407,000      231,000
  Deferred                                                   197,000      343,000      943,000
- -----------------------------------------------------------------------------------------------
                                                             773,000      750,000    1,174,000
- -----------------------------------------------------------------------------------------------
NET INCOME                                               $ 1,066,000  $ 1,314,000  $   489,000
- -----------------------------------------------------------------------------------------------
Earnings per share:
  Primary                                                      $0.85        $1.04        $0.39
  Fully diluted                                                $0.81        $0.94            *
- -----------------------------------------------------------------------------------------------
Average common and common equivalent shares outstanding:
  Primary                                                  1,259,000    1,260,000    1,249,000
  Fully diluted                                            1,643,000    1,943,000           --
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.
 * not dilutive

CONSOLIDATED BALANCE SHEETS
December 31                                                                        1995           1994
=======================================================================================================
ASSETS
  Current assets:
    Cash and cash equivalents                                               $   665,000    $ 2,335,000
    Available-for-sale securities                                               576,000      1,603,000
    Receivables                                                               2,403,000      1,403,000
    Inventories                                                               1,900,000        517,000
    Prepaids and other current assets                                           466,000        104,000
    Current deferred taxes                                                            -        192,000
  -----------------------------------------------------------------------------------------------------
     Total current assets                                                     6,010,000      6,154,000
  -----------------------------------------------------------------------------------------------------
  Rental equipment                                                           47,043,000     43,807,000
    Less accumulated depreciation                                            16,265,000     14,154,000
  -----------------------------------------------------------------------------------------------------
                                                                             30,778,000     29,653,000
  -----------------------------------------------------------------------------------------------------
  Property, plant and equipment                                              20,913,000     18,313,000
    Less accumulated depreciation and amortization                            5,921,000      5,070,000
  -----------------------------------------------------------------------------------------------------
                                                                             14,992,000     13,243,000
  Prepaids, intangibles and other                                             4,081,000      2,295,000
  Maintenance contracts, net                                                  1,599,000      1,962,000
  -----------------------------------------------------------------------------------------------------
                                                                            $57,460,000    $53,307,000
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accruals                                           $ 4,804,000    $ 5,379,000
    Income taxes payable                                                        136,000        198,000
    Short-term borrowings                                                       500,000              -
    Current portion of long-term debt                                         1,804,000      2,660,000
  -----------------------------------------------------------------------------------------------------
     Total current liabilities                                                7,244,000      8,237,000
  -----------------------------------------------------------------------------------------------------
  Long-term debt:
    9% convertible subordinated debentures due 2005                           4,874,000      4,874,000
    9 1/2% subordinated debentures due 2012                                   1,057,000      1,057,000
    Notes payable                                                            16,564,000     13,762,000
  -----------------------------------------------------------------------------------------------------
                                                                             22,495,000     19,693,000
  Deferred revenue and deposits                                               2,621,000      1,550,000
  Deferred income taxes                                                       3,600,000      3,282,000
  Minority interest                                                               1,000         21,000
  -----------------------------------------------------------------------------------------------------
  Stockholders' equity:
    Capital stock
      Preferred--$1 par value - 500,000 shares authorized
      Common--$1 par value - 4,000,000 shares authorized
        2,436,268 shares issued in 1995 and 2,435,046 in 1994                 2,436,000      2,435,000
      Class B--$1 par value - 2,000,000 shares authorized
        304,137 shares issued in 1995 and 305,359 in 1994                       304,000        305,000
    Additional paid-in capital                                               13,806,000     13,809,000
    Retained earnings                                                        16,888,000     15,993,000
    Other                                                                       (71,000)      (107,000)
  -----------------------------------------------------------------------------------------------------
                                                                             33,363,000     32,435,000
  Less treasury stock--at cost--1,488,837 shares in 1995 and 1,492,581 in
    1994 (excludes additional 304,137 shares held in 1995 and 305,359
    in 1994 for conversion of Class B stock)                                11,864,000      11,911,000
  -----------------------------------------------------------------------------------------------------
     Total stockholders' equity                                              21,499,000     20,524,000
  -----------------------------------------------------------------------------------------------------
                                                                            $57,460,000    $53,307,000
=======================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31                                                      1995           1994           1993
================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 1,066,000    $ 1,314,000    $   489,000
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     6,901,000      6,513,000      6,342,000
      Deferred income taxes                                               475,000       (188,000)     1,022,000
      Current deferred taxes                                              192,000        230,000        (31,000)
      Minority interest                                                   (20,000)        20,000             --
      Changes in operating assets and liabilities:
        Receivables                                                      (595,000)     1,062,000        454,000
        Inventories                                                      (361,000)        (3,000)        73,000
        Prepaids and other current assets                                (309,000)        42,000        226,000
        Prepaids, intangibles and other                                   (78,000)       (85,000)      (256,000)
        Accounts payable and accruals                                  (1,675,000)       370,000      1,409,000
        Income taxes payable                                              (62,000)       (48,000)        96,000
        Deferred revenue and deposits                                   1,071,000      1,002,000     (2,315,000)
- ----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     6,605,000     10,229,000      7,509,000
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental equipment                                        (5,932,000)    (5,276,000)    (2,972,000)
  Purchases of property, plant and equipment                           (1,749,000)    (3,187,000)      (915,000)
  Payments for acquisitions                                            (3,178,000)            --     (3,274,000)
  Proceeds from acquisition note receivable                               658,000             --             --
  Sale of assets                                                          221,000         52,000             --
  Investment in joint venture                                            (480,000)       (12,000)            --
  Purchases of securities                                                (494,000)    (3,470,000)    (1,110,000)
  Proceeds from sales of securities                                     1,582,000      3,978,000      1,088,000
- ----------------------------------------------------------------------------------------------------------------
          Net cash (used in) investing activities                      (9,372,000)    (7,915,000)    (7,183,000)
- ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                          4,379,000      4,308,000      2,400,000
  Repayment of long-term debt                                          (3,655,000)    (2,163,000)    (2,604,000)
  Proceeds from short-term borrowings                                     500,000             --             --
  Redemption of Company's 9% convertible subordinated debentures               --     (3,080,000)            --
  Proceeds from exercise of stock options and stock award                  45,000             --             --
  Purchase of treasury stock                                               (1,000)        (1,000)       (21,000)
  Cash dividends                                                         (171,000)      (171,000)      (153,000)
- ----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities           1,097,000     (1,107,000)      (378,000)
- ----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (1,670,000)     1,207,000        (52,000)
Cash and cash equivalents at beginning of year                          2,335,000      1,128,000      1,180,000
- ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   665,000    $ 2,335,000    $ 1,128,000
================================================================================================================
Interest paid                                                         $ 1,851,000    $ 2,135,000    $ 1,767,000
Interest received                                                         176,000        214,000        228,000
Income taxes paid                                                         661,000        756,000        140,000
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation:  The consolidated financial
statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the "Company"). Investment in a 50%
owned joint venture, MetroLux Theatres, is reflected under the equity method.
  Cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when
purchased to be cash equivalents.
  Available-for-sale securities:  Avaliable-for-sale securities consists of U.S. Treasury Notes and common and preferred stock holdings and are stated at fair value.
  Inventories:  Inventories are stated at the lower of cost
(first-in, first-out method) or market value.
  Rental equipment and property, plant and equipment:  These assets are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods.  Leaseholds and improvements are amortized over the lesser of the useful life or term of the lease. The estimated useful lives are as follows:
- ----------------------------------------------------------------------
Rental equipment                                        5 to 15 years
Buildings and improvements                             10 to 45 years
Machinery, fixtures and theatre equipment               4 to 15 years
Leaseholds and improvements                             2 to 12 years
- ----------------------------------------------------------------------
When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accu-mulated depreciation are eliminated from the accounts.
  Maintenance contracts: These assets are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method.
  Rental income from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreement. The Company recognizes revenues on certain significant contracts using the percentage of completion method. Income is recognized based on the percentage of incurred costs to the estimated total costs.
  Taxes on income: Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this Standard, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
  Earnings per share: Primary earnings per share of Common and Class B shares are based on the weighted average number of Common and Class B shares and common stock equivalents outstanding computed by the "treasury stock" method. Fully diluted earnings per share assumes conversion of dilutive convertible debentures and the assumed exercise of all common stock equivalents.
  Long-lived assets: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. The anticipated effect of adopting this new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.
  Stock-based compensation: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-based Compensation" (FAS 123) in the first quarter of 1996. The Company, as provided for in FAS 123, will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employees stock compensation measurement, and will disclose the required pro forma effect on net income and earnings per share based on the fair value of the equity instruments awarded.
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Certain reclassifications have been made to prior years' amounts to conform to the current year's format.

2.  AVAILABLE-FOR-SALE SECURITIES
Avaliable-for-sale securities are carried at estimated fair values and the unrealized holding losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $71,000 and $107,000 were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 1995 and 1994, respectively.
  Available-for-sale securities consist of the following as of December 31, 1995 and 1994.

                                      1995                                      1994
                          ----------------------------              ----------------------------
                          Fair Value   Unrealized Loss              Fair Value   Unrealized Loss
- ------------------------------------------------------------------------------------------------
Equity securities           $576,000           $71,000              $  610,000          $104,000
U.S. Treasury securities           -                 -                 993,000             3,000
                            --------          --------                --------          --------
                            $576,000           $71,000              $1,603,000          $107,000
                            ========           =======               =========          ========

3.  INVENTORIES
Inventories consist of the following:

                                                    1995          1994
- ----------------------------------------------------------------------
Raw materials and spare parts                 $1,191,000      $498,000
Work-in-process                                  181,000             -
Finished goods                                   528,000        19,000
                                              ----------    ----------
                                              $1,900,000      $517,000
- ----------------------------------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

                                                   1995           1994
- -----------------------------------------------------------------------
Land, buildings and improvements            $14,767,000    $13,521,000
Machinery, fixtures and equipment             5,129,000      3,785,000
Leaseholds and improvements                   1,017,000      1,007,000
                                           ----------------------------
                                            $20,913,000    $18,313,000
- -----------------------------------------------------------------------

Land, buildings and equipment having a net book value of $12,292,000 and $8,049,000 at December 31, 1995 and 1994, respectively, were pledged as collateral under borrowing agreements.

5. PREPAIDS, INTANGIBLES AND OTHER
Prepaids, intangibles and other consists of the following:

                                                       1995          1994
- -------------------------------------------------------------------------
Prepaids and other                               $1,005,000    $1,145,000
Deferred debenture expense                          206,000       168,000
Deferred financing costs                            480,000       287,000
Acquisition costs                                    96,000       100,000
Deposits and advances                                68,000        89,000
Long-term note receivable                                 -       218,000
Patents                                             323,000             -
Goodwill and noncompete agreement                 1,105,000             -
Investment in joint ventures                        506,000        38,000
Long-term portion of officers'
  and employees' loans                              292,000       250,000
                                                 ------------------------
                                                 $4,081,000    $2,295,000
- -------------------------------------------------------------------------

Deferred debenture expense represents costs attributable to the 9% convertible subordinated debenture issue and the 9 1/2% subordinated debenture issue being amortized over the respective lives of the issues on a straight line basis, and are net of accumulated amortization of $670,000 and $652,000, at December 31, 1995 and 1994, respectively.
Deferred financing costs represent costs attributable to financing agreements being amortized over the lives of the agreements on a straight line basis, and are net of accumulated amortization of $349,000 and $182,000 at December 31, 1995 and 1994, respectively. Acquisition costs represent the purchase price attributable to intangibles being amortized over 30 years on a straight line basis, and are net of accumulated amortization of $53,000 and $49,000 at December 31, 1995 and 1994, respectively. Patents represent costs attributable to engineering and design costs of outdoor products being amortized over 14 years on a straight line basis, and is net of accumulated amortization of $64,000 at December 31, 1995. Goodwill and noncompete agreement costs are attributable to the purchase costs associated with the acquisition of ISE in January 1995. (See Note 7-Acquisitions.) Goodwill is being amortized over 20 years on a straight line basis, and is net of accumulated amortization of $35,000 at December 31, 1995.
The noncompete agreement is being amortized over five years on a straight line basis, the term of the agreement, and is net of accumulated amortization of $96,000 at December 31, 1995. Impairment of intangibles and their associated useful lives are evaluated quarterly based on recoverability of unamortized balances from expected future cash flows on an undiscounted basis. The investment in joint ventures is primarily an investment in MetroLux Theatres, a 12-plex theatre located in Loveland, Colorado.

6. MAINTENANCE CONTRACTS
Maintenance contracts represent the present value of contracts the Company has with customers to service their outdoor display equipment, which were acquired during 1993. (See Note 7- Acquisitions.) These contracts are being amortized over 15 years, on an accelerated method, which contemplates contract expiration, fall out and non-renewals, and are net of accumulated amortization of $1,049,000 and $686,000 at December 31, 1995 and 1994, respectively.


7. ACQUISITIONS
During January 1995, the Company acquired all of the capital stock of Integrated Systems Engineering, Inc. ("ISE"), which manufactures outdoor electronic signs, for a cash purchase price of approximately $2.7 million plus payment of noncompete and consulting fees. The payments for the acquisition are shown in the Consolidated Statements of Cash Flows net of $1.9 million of liabilities assumed.
  The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of the fair value of the assets acquired and liabilities assumed. Assets include land, building, machinery and equipment, accounts receivable, inventory and patents. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. Pro forma results of operations as if the acquisition had occurred as of January 1, 1995 are not presented, as the amounts are not materially different from those presented.
  The following pro forma financial information should be read in conjunction with the Company's consolidated financial statements. The pro forma information does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occured on January 1, 1994, or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma consolidated balance sheet is not presented as the transaction is already reflected in the Company's consolidated balance sheet at December 31, 1995.

Unaudited                                                    1994
- -----------------------------------------------------------------
Gross revenues                                        $38,284,000
                                                      -----------
Gross profit from operations                          $17,046,000
                                                      -----------
Net income                                            $ 1,439,000
                                                      -----------
Earnings per share-primary                                  $1.14
                                                      -----------
Earnings per share-fully diluted                            $1.00
- -----------------------------------------------------------------

During 1993 the Company, through its subsidiary Trans-Lux Sign Corporation, purchased certain assets and liabilities of Indicator Maintenance Corporation for an aggregate cash price of approximately $3.2 million. The assets acquired included a portfolio of leased outdoor electronic signs, a maintenance base and other contracts.
  The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of the fair value of the assets which approximates the acquisition cost.
  The following pro forma financial information should be read in conjunction with the Company's consolidated financial statements. The pro forma information does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occured on January 1, 1993, or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

Unaudited                                                    1993
- -----------------------------------------------------------------
Gross revenues                                        $39,035,000
                                                      -----------
Gross profit from operations                          $14,752,000
                                                      -----------
Net income                                            $   505,000
                                                      -----------
Earnings per share                                          $0.40
- -----------------------------------------------------------------


8.  TAXES ON INCOME
    The components of income tax expense are as follows:

Years ended December 31                             1995          1994          1993
_____________________________________________________________________________________
      Current:
        Federal                                 $490,000      $229,000    $   76,000
        State                                     86,000       150,000       155,000
        Foreign                                        -        28,000             -
                                               ----------   -----------   -----------
                                                 576,000       407,000       231,000

      Deferred:
        Federal                                  157,000       311,000       391,000
        State                                     40,000             -       552,000
        Foreign                                        -        32,000             -
                                               ----------   -----------   -----------
                                                 197,000       343,000       943,000
                                               ----------   -----------   -----------
      Total income tax expense                  $773,000      $750,000    $1,174,000
_____________________________________________________________________________________

1994 includes the favorable state tax settlement, which assessment was recorded in 1993.
  Income taxes provided differed from the expected federal statutory rate of 34% as follows:

                                                     1995         1994           1993
- -------------------------------------------------------------------------------------
Statutory federal income tax rate                   34.0%         34.0%         34.0%
State income taxes, net of federal benefit           4.5           8.1          28.1
Benefit of NOL                                         -          (6.4)          7.3
Other                                                3.5           0.6           1.2
                                               ----------   -----------   -----------
   Effective income tax rate                        42.0%         36.3%         70.6%
- -------------------------------------------------------------------------------------

The tax effect of temporary differences giving rise to the Company's deferred tax provision are as follows:

                                                     1995          1994          1993
- -------------------------------------------------------------------------------------
Depreciation and amortization                   $ 49,000      $180,000      $(96,000)
Pension actuarial gain                           (14,000)      (30,000)       20,000
Supplemental retirement plan                     (15,000)     (143,000)        7,000
State income taxes                                27,000       478,000       211,000
Impact of NOL                                    191,000        61,000       801,000
AMT credit                                       (25,000)     (235,000)            -
Other                                            (16,000)       32,000             -
                                               ----------   -----------   -----------
   Net deferred tax provision                   $197,000      $343,000      $943,000
- -------------------------------------------------------------------------------------

The tax effects of the items comprising the net deferred tax asset and liability at December 31, 1995 and 1994 in the Company's statement of financial position are as follows:

                                                                  1995          1994
- -------------------------------------------------------------------------------------
Current asset
  Deferred tax asset:
    Operating loss carryforwards                                     -    $  192,000
    Valuation allowance                                              -             -
                                                            -----------   -----------
         Net deferred tax asset                                      -       192,000
- -------------------------------------------------------------------------------------
Long-term liability
  Deferred tax asset:
      Operating loss carryforwards                          $  175,000    $   82,000
      Excess financial reporting depreciation
        and amortization over tax depreciation
        and amortization                                       331,000       259,000
      Acquisition costs not deducted
        for tax purposes                                        84,000        84,000
      Net pension costs not deducted
        for tax purposes                                        52,000        36,000
      Supplemental retirement plan costs
        not deducted for tax purposes                           61,000        44,000
      Tax credit carryforwards                                 397,000       337,000
      Unrealized holding losses not deducted
        for tax purposes                                        58,000        87,000
      Bad debt expense not deducted
        for tax purposes                                        37,000             -
      Valuation allowance                                     (232,000)     (402,000)
                                                            -----------   -----------
                                                               963,000       527,000
                                                            -----------   -----------
  Deferred tax liability:
    Excess tax depreciation over
       financial reporting depreciation                      3,328,000     2,715,000
    Gain on purchases of Company's
       9% debentures not reported
       for tax purposes                                        439,000       439,000
    Net pension benefit not reported
       for tax purposes                                        373,000       373,000
    Foreign exchange gain not reported
       for tax purposes                                         31,000        32,000
    State income taxes                                         392,000       250,000
                                                            -----------   -----------
                                                             4,563,000     3,809,000
                                                            -----------   -----------
      Net deferred tax liability                            $3,600,000    $3,282,000
- -------------------------------------------------------------------------------------

The valuation allowance changed by $170,000 for the year ended December 31, 1995. The valuation allowance has been established for the amount of deferred tax assets which management estimates will more likely than not expire unused.

9.  LONG-TERM DEBT
Long-term debt consists of the following:

                                                                            1995              1994
- --------------------------------------------------------------------------------------------------
9% convertible subordinated debentures
  due 2005                                                            $4,874,000        $4,874,000
9 1/2%  subordinated debentures
  due 2012                                                             1,057,000         1,057,000
Loan and security agreement--bank, secured,
  due in quarterly installments through 1998                                   -         9,855,000
Line of credit and security agreement--
  bank, secured                                                                -         2,989,000
Note payable--banks, secured, due
  in monthly installments through 1998                                         -           538,000
IRB note payable--banks, secured, due in
  quarterly installments through 1997                                          -           733,000
Term loans--bank, secured, due in
 quarterly installments through 2002                                  15,177,000                 -
Loan payable--CDA, due in monthly
 installments through 2002 at 5.0%                                       517,000                 -
Real estate mortgages--secured,
  due in monthly and quarterly installments
  through 2015                                                         2,597,000         2,206,000
Capital lease obligation--secured, due in monthly
  installments through 1999 at 9.5%                                       77,000           101,000
                                                                     -----------------------------
                                                                      24,299,000        22,353,000
Less portion due within one year                                       1,804,000         2,660,000
                                                                     -----------------------------
                                                                     $22,495,000       $19,693,000
- --------------------------------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

       1996           1997           1998           1999           2000
- -----------------------------------------------------------------------
 $1,804,000     $1,817,000     $2,660,000     $1,792,000     $2,696,000
- -----------------------------------------------------------------------

During 1985, the Company issued $15 million of 9% convertible subordinated debentures due 2005. These debentures are redeemable at the option of the Company at declining premiums. An annual sinking fund requirement of $1,125,000 was to commence December 1, 1995; however, at its option, the Company is depositing with the Trustee debentures that have been repurchased and receive a credit against such required payments. The debentures are redeemable at the option of the Company at par. The debentures are currently convertible into shares of the Company's Common Stock at a conversion price of $12.70 per share.
  During 1994 the Company made an Offer to Exchange $1,000 principal amount of its new 9 1/2% subordinated debentures due
2012 ("New Debentures") for each $1,000 principal amount of its 9% convertible subordinated debentures due 2005 ("Old Debentures").
The New Debentures pay an interest rate of 9 1/2%, mature in 2012, are not callable until 1999, and are not convertible into Common Stock. The Company accepted $1,057,000 of Old Debentures in exchange for $1,057,000 of New Debentures. The New Debentures are redeemable at the option of the Company at declining premiums. An annual sinking fund requirement of $105,700 will commence December 1, 2009. Simultaneously with the offer to exchange, the Company called for the redemption of approximately 39% of the Old Debentures at 101.125% on December 1, 1994 and redeemed $3,080,000 of the Old Debentures. The Company entered into a Line of Credit and Security Agreement for $3,000,000 to finance such redemption. The line of credit was converted to a five-year term note on January 27, 1995 with an interest rate of 9.04% through January
27, 1998 and at prime plus 1/2% thereafter. This loan was part of the restructuring in August 1995.
  The Company entered into a Credit Agreement with First Fidelity Bank in August 1995 restructuring its indebtedness of $15,581,000 and a $4,000,000 line of credit. The restructuring extends the terms to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points (7.688% at December 31, 1995). Simultaneously, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1995, the Company had outstanding two interest rate swap agreements with a commercial bank, having a notional value of $15,177,000. The resulting gain or loss on the swaps is included in interest expense. The agreements effectively change the Company's interest rate exposure on its $7,867,000 floating rate installment note due quarterly through October 2002 to a fixed rate of 7.86% and its $7,310,000 floating rate installment note due quarterly through July 2002 to a fixed rate of 7.86%. The notional value of the interest rate swap agreements are reduced quarterly with the installment payments on the notes and mature July 1, 1998. The aggregate cost to terminate the interest rate swap agreements at December 31, 1995 was $389,000. The Company is subject to credit loss in the event of nonperformance by other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.
  The $4 million line of credit is at a variable rate of interest of LIBOR plus 200 basis points (7.867% at December 31, 1995) and is available until June 1997. At December 31, 1995, the Company had $3.5 million available under such agreement.
  The Company has a first mortgage on a four-plex theatre in Taos, New Mexico at an interest rate of prime plus 1% (9.5% at December 31, 1995) with a balloon payment of $837,000 in 1998, and a first mortgage on a five-plex theatre in Durango, Colorado at an interest rate of prime plus 1%, capped at 9%, with a balloon payment of $920,000 in 2000.
  The fair value of the 9% convertible subordinated debentures and the 9 1/2% subordinated debentures are $5,166,000 and $1,046,000, respectively at December 31, 1995. The fair value of the remaining long-term debt approximates the carrying value.
  The theatrical joint venture, MetroLux Theatres, entered into an agreement to borrow $3,000,000 for the land and construction of the 12-plex theatre located in Loveland, Colorado. The Company is the guarantor of the entire indebtedness. However, the owner of the non-related general partner of the joint venture has guaranteed their prorata portion of the indebtedness to the Company.

 10. STOCKHOLDERS' EQUITY
 Changes in capital stock, additional paid-in capital, treasury stock and retained earnings for the three years ended December 31, 1995 are as follows:

                                               Common Stock               Class B          Additional                     Retained
                                           ---------------------   ---------------------      Paid-in       Treasury      Earnings
                                              Shares        Amount    Shares     Amount       Capital          Stock     and Other
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1992                 2,420,201    $2,420,000   319,811   $320,000   $13,804,000   $(11,889,000)  $14,514,000
 Net income                                       --            --        --         --            --             --       489,000
 Cash dividends                                   --            --        --         --            --             --      (153,000)
 Common stock acquired (2,311 shares)             --            --        --         --            --        (21,000)           --
 Class B conversion to common stock           13,264        13,000   (13,264)   (13,000)           --             --            --
                                           ----------------------------------------------------------------------------------------
 Balance December 31, 1993                 2,433,465     2,433,000   306,547    307,000    13,804,000    (11,910,000)   14,850,000
 Net income                                       --            --        --         --            --             --     1,314,000
 Cash dividends                                   --            --        --         --            --             --      (171,000)
 9% debentures conversion                        393         1,000        --         --         5,000             --            --
 Unrealized holding losses                        --            --        --         --            --             --      (107,000)
 Common stock acquired (131 shares)               --            --        --         --            --         (1,000)           --
 Class B conversion to common stock            1,188         1,000    (1,188)    (2,000)           --             --            --
                                           ----------------------------------------------------------------------------------------
 Balance December 31, 1994                 2,435,046     2,435,000   305,359    305,000    13,809,000    (11,911,000)   15,886,000
 Net income                                       --            --        --         --            --             --     1,066,000
 Cash dividends                                   --            --        --         --            --             --      (171,000)
 Unrealized holding gain                          --            --        --         --            --             --        36,000
 Exercise of stock options                        --            --        --         --        (4,000)        40,000            --
 Common stock acquired (56 shares)                --            --        --         --            --         (1,000)           --
 Common stock award                               --            --        --         --         1,000          8,000            --
 Class B conversion to common stock            1,222         1,000    (1,222)    (1,000)           --             --            --
                                           ----------------------------------------------------------------------------------------
 Balance December 31, 1995                 2,436,268    $2,436,000   304,137   $304,000   $13,806,000   $(11,864,000)  $16,817,000
 ----------------------------------------------------------------------------------------------------------------------------------

During 1995, the Board of Directors declared four quarterly cash dividends of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock, which were paid in April, July and October 1995 and January 1996. During 1993 the Board authorized an increase of 17% in the quarterly cash dividends to its current level. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
  During 1995, the stockholders approved 3 million shares of a new class of capital stock designated Class A Stock, $1.00 par value. The stock will have no voting rights except as required by law and will receive a 10% higher dividend than the Common Stock. A Certificate of Amendment authorizing the Class A shares and adjusting authorized shares of Common Stock to 5.5 million and
Class B Stock to 1 million will be filed prior to the first
issuance of Class A Stock.  No specific issuance of Class A Stock is presently contemplated.
  At December 31, 1995, shares of Common Stock were reserved for:
- ------------------------------------------------------------------
Conversion of 9% convertible subordinated debentures       782,000
Stock options                                              124,000
- ------------------------------------------------------------------

11. LEASES
The Company occupies theatre and other premises under operating leases expiring at varying dates through 2006. Certain of the leases provide for the payment of real estate taxes and other occupancy costs. In addition, the Company has a long-term lease for a telephone system, which is classified as a capital lease.
  The following is a summary of future minimum lease payments due under capital and operating leases at December 31, 1995:

                                                        Capital     Operating
Year                                                      Lease        Leases
- ------------------------------------------------------------------------------
1996                                                    $30,000    $  248,000
1997                                                     30,000       188,000
1998                                                     30,000       160,000
1999                                                      7,000       129,000
2000                                                          -       107,000
Thereafter                                                    -       668,000
                                                       --------    ----------
Total future minimum lease payments                     $97,000    $1,500,000
Amount representing interest                             20,000    ----------
                                                       --------
Present value of net minimum lease payments              77,000
Current portion                                          24,000
                                                       --------
Long-term portion                                       $53,000
- ------------------------------------------------------------------------------

Total rent expense for all operating leases amounted to $238,000, $267,000 and $308,000 in 1995, 1994 and 1993, respectively.
At December 31, 1995, sublease income of $110,000 is to be received on non-cancelable leases through 2000.

12.  ENGINEERING DEVELOPMENT EXPENSE
Engineering development expense was $172,000, $238,000 and $108,000 for 1995, 1994 and 1993, respectively.

13. PENSION PLAN
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's funding policy is to contribute annually an amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits based on service to date, but also for those benefits expected to be earned in the future.

The funded status of the plan at December 31, 1995 and 1994 are as follows:

                                                           1995        1994
- ----------------------------------------------------------------------------
Fair value of plan assets, invested in
  insurance company funds                            $4,172,000  $3,893,000
                                                     -----------------------
Actuarial present value of benefits for
  service rendered to date:
     Accumulated benefits based on salaries
       to date, including vested benefits of
       $2,879,000 and $1,902,000 for 1995 and
       1994, respectively                             2,985,000   1,998,000
     Additional benefits based on estimated
       future salary levels                           1,286,000   1,016,000
                                                   -------------------------
Projected benefit obligation (PBO)                    4,271,000   3,014,000
                                                   -------------------------
Plan assets (less than) in excess of PBO                (99,000)    879,000
Unrecognized prior service cost                          22,000      24,000
Unrecognized net loss from past experience
  different from that assumed                           952,000      53,000
Unrecognized net asset on January 1, 1985
  being recognized over 13.38 years                     (92,000)   (132,000)
                                                   -------------------------
Prepaid pension cost                                 $  783,000  $  824,000
- ----------------------------------------------------------------------------

The following items are components of the net pension cost for 1995:

- ----------------------------------------------------------------------------
Present value of benefits earned during the period                 $273,000
Interest cost on projected benefit obligation                       278,000
Actual return on plan assets                                       (372,000)
Net amortization and deferral                                       (38,000)
                                                                 -----------
  Net pension cost                                                 $141,000
- ----------------------------------------------------------------------------

The weighted average discount rate used in determining the actuarial present value of the PBO was 7.5% in 1995 and 8.5% in 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the PBO was 4.0% in 1995 and 4.25% in 1994. The expected long-term rate of return on assets was 9.5 percent for 1995 and 1994.
  The Company provides supplemental retirement benefits for the Chief Executive Officer, during 1995, the Company accrued $43,000 for such benefits. At December 31, 1995 and 1994, respectively, the total liability accrued was $153,000 and $110,000.
  The Company's pension and supplemental pension costs for the years ended December 31, 1995, 1994 and 1993 were $183,000, $226,000 and $241,000, respectively.
  The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.
  As of January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of estimated costs of benefits to former or inactive employees after employment but before retirement. The adoption of this standard did not have a material effect on the Company's consolidated financial statements. The Company did not accrue any liability for such benefits during 1995.

14. STOCK OPTION PLANS
The Company has five stock option plans. The 1995 Stock Option Plan and the 1992 Stock Option Plan each reserved 50,000 shares of Common Stock for issue to key employees. Stock Option Plan II terminated, and accordingly, additional shares cannot be granted under such plan, which originally reserved 50,000 shares of Common Stock (before giving effect for stock dividends). The Non-Employee Director Stock Option Plan reserved 15,000 shares of Common Stock for grant. The Non-Statutory Stock Option Plan Agreement reserved 12,500 shares of Common Stock for issue to the Chairman of the Board.

           Changes in the stock option plans are as follows:

                                             Number of Shares
                             -------------------------------------------------
                             Authorized           Granted           Available
- ------------------------------------------------------------------------------
Balance December 31, 1992       111,900            95,100              16,800
Additional authorized shares     12,500                --              12,500
Terminated                      (22,500)          (42,500)             20,000
Granted                              --            27,900             (27,900)
                             -------------------------------------------------
Balance December 31, 1993       101,900            80,500              21,400
Terminated                       (3,500)           (8,000)              4,500
Granted                              --            17,000             (17,000)
                             -------------------------------------------------
Balance December 31, 1994        98,400            89,500               8,900
Additional authorized shares     50,000                --              50,000
Terminated                      (19,700)          (25,200)              5,500
Granted                              --            28,200             (28,200)
Exercised                        (5,000)           (5,000)                 --
                             -------------------------------------------------
Balance December 31, 1995       123,700            87,500              36,200
- ------------------------------------------------------------------------------

 Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of the grant. Exercise periods are for ten years from date of the grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1995, under the 1995 Plan, options for 23,800 shares (granted in 1995) with an exercise price of $8.125 per share were outstanding. No shares were exercisable or were exercised during 1995. At December 31, 1995, under the 1992 Plan, options for
 48,700 shares (granted in 1995, 1994, 1993 and 1992) with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, of which 45,300 shares were exercisable. Options for 1,300 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised in 1995. During 1995, options for 1,000 shares expired.
 No options were exercised during 1994 and 1993.
  Under Stock Option Plan II, option prices must be at least 100% of the market value of the Common Stock at the time of the grant. Exercise periods are for six years from date of the grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1995, all 19,700 options under the plan have terminated. Options for 2,200 shares (granted in 1989) with an exercise price of $7.625 per share were exercised in 1995. No options were exercised during 1994 and 1993.
  Under the Non-Employee Director Stock Option Plan, options must be at least 100% of the market value of the Common Stock at the time of the grant. No option may be exercised prior to one year after the date of the grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of the grant and options terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 1995, options for 2,500 shares (granted in 1995 and 1994) with exercise prices ranging from $8.625 and $9.6875 per share were outstanding, all of which were exercisable. During 1995, options for 1,500 shares (granted in 1989) with an option price of $7.4375 per share were exercised. During 1995, options for 4,500 shares expired. No options were exercised during 1994 and 1993.
  Under the Non-Statutory Stock Option Agreement, the option must be at least 100% of the market value of the Common Stock at the time of the grant. The exercise period is for ten years from the date of the grant. At December 31, 1995, an option for 12,500 shares (granted in 1993) with an exercise price of $7.50 per share was outstanding, which is exercisable. No options were exercised during 1995, 1994 and 1993.

15.  COMMITMENTS AND CONTINGENCIES
The Company has employment/consulting agreements with certain current and former executive officers which expire at various dates through December 2002. The aggregate commitment for future salaries/consulting fees at December 31, 1995, excluding bonuses, is approximately $3,404,000.
  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse affect on the consolidated financial statements of the Company.

16.  BUSINESS SEGMENT DATA
The Company's operations have been classified into two business segments. The Communications Division designs, produces, leases, sells and services large-scale, multi-color, real-time electronic information displays for both indoor and outdoor use. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the Southwestern United States and owns real estate used for both corporate and income-producing purposes in the United States and Canada.
  Information about the Company's operations in its two business segments for the three years ended December 31, 1995 is as follows:

                                             1995         1994           1993
- ------------------------------------------------------------------------------
GROSS REVENUE
    Communications                    $33,569,000  $30,150,000    $32,630,000
    Entertainment and real estate       4,222,000    3,592,000      3,169,000
                                      ----------------------------------------
                                      $37,791,000  $33,742,000    $35,799,000
                                      ----------------------------------------
OPERATING INCOME
    Communications                    $14,348,000  $13,601,000    $13,733,000
    Entertainment and real estate       1,037,000      728,000        512,000
                                      ----------------------------------------
                                       15,385,000   14,329,000     14,245,000
Other income                               92,000            -              -
General and administrative expenses   (11,494,000) (11,023,000)   (10,202,000)
Interest expense - net                 (2,144,000)  (1,242,000)    (2,380,000)
                                      ----------------------------------------
Income before taxes                    $1,839,000   $2,064,000     $1,663,000
                                      ----------------------------------------

ASSETS
    Communications                    $49,565,000  $42,684,000    $43,743,000
    Entertainment and real estate       6,654,000    6,685,000      4,955,000
                                      ----------------------------------------
Total identifiable assets              56,219,000   49,369,000     48,698,000

Cash and available-for-
    sale securities                     1,241,000    3,938,000      3,440,000
                                      ----------------------------------------
                                      $57,460,000  $53,307,000    $52,138,000
                                      ----------------------------------------
DEPRECIATION AND AMORTIZATION
    Communications                     $6,403,000   $5,951,000     $5,988,000
    Entertainment and real estate         301,000      264,000        215,000
    General corporate                     197,000      298,000        139,000
                                      ----------------------------------------
                                       $6,901,000   $6,513,000     $6,342,000
                                      ----------------------------------------
CAPITAL EXPENDITURES
    Communications                     $7,461,000   $6,240,000     $3,768,000
    Entertainment and real estate         220,000    2,223,000        119,000
                                      ----------------------------------------
                                       $7,681,000   $8,463,000     $3,887,000
- ------------------------------------------------------------------------------

No single customer accounted for 10% or more of total revenues in 1995 and 1994. During 1993, the Company recorded revenues of approximately $4.3 million from a single customer.
  Foreign revenues were less than 10% of consolidated revenue in 1995 and 1993 and were approximately 15% in 1994.

                       Independent Auditors' Report

To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Stamford, Connecticut
February 28, 1996

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item with respect to directors, is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement for the June 20, 1996 Annual Meeting of Stockholders.

(b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

       Name                          Office                  Age
- ------------------       -----------------------------       ---
Victor Liss              Vice Chairman of the Board          59
                         President, Chief Executive
                         Officer and Director

Michael R. Mulcahy       Executive Vice President            47

Frank N. Daniels         Senior Vice President               58

Karl P. Hirschauer       Senior Vice President               50

Angela D. Toppi          Senior Vice President, Treasurer    40
                         Secretary and Chief Financial
                         Officer

     Messrs. Liss and Daniels have been associated in an executive capacity with the Company for more than five years.

     Mr. Mulcahy was elected Executive Vice President on May 18, 1995 and has been employed by the Company since 1967. Mr. Mulcahy served as Senior Vice President between December 8, 1993 and May 18, 1995 and as Vice President between 1989 and December 8, 1993.

     Mr. Hirschauer was elected Senior Vice President on December
8, 1993 and has been employed by the Company since 1980.  Mr.
Hirschauer served as Vice President between 1984 and December 8,
1993.

     Ms. Toppi was elected Senior Vice President of Finance on September 29, 1995 and continues to serve as Secretary of the Company to which she was elected on July 23, 1992, and also continues to serve as Chief Financial Officer to which she was elected on March 19, 1992 in addition to serving as Treasurer to which office she was elected in 1988.

(c) The information required by Item 405 of Regulation S-K is incorporated herein by reference to the Section entitled
"Compliance with Section 16(a) of the Securities Exchange Act of
1934" in the Company's Proxy Statement for the June 20, 1996 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 20, 1996 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the
Company's Proxy Statement for the June 20, 1996 Annual Meeting of
Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 20, 1996 Annual Meeting of Stockholders.




                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:
          Consolidated Statements of Income for the Years Ended
               December 31, 1995, 1994 and 1993.
          Consolidated Balance Sheets as of December 31, 1995 and
               1994.
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1995, 1994 and 1993.
          Notes to Consolidated Financial Statements.
          Independent Auditors' Report

     Individual financial statements for two 50% owned entities accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

     (2)  Schedules:  None

     (3)  Exhibits included herein:

            3(a) Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3(a) of Registration Statement No. 2-33818, Exhibit b of Form 8-K for April 1974, Exhibit 1 of Form 10-Q for the quarter ended June 30, 1984, Exhibit 28.1 of Form 10-Q for the quarter ended June 30, 1986, Exhibit 28(B) of Form 8-K filed June 3, 1987, Exhibit 3(a) of Form 10-K for the year ended December 31, 1989 and Exhibit 3(a) of Form 10-Q for the quarter ended June 30,
                    1990).

             (b)    By-Laws of the Registrant dated October 1,
                    1994 (incorporated by reference to Exhibit
                    3(b) of Form 10-Q for the quarter ended
                    September 30, 1994).

            4(a) Indenture dated as of December 17, 1985 (form of said indenture is incorporated by reference to Exhibit 4(b) of Registration No.
                    33-1695).

             (b) Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of Schedule 13E-4
                    Amendment No. 2 dated December 23, 1994).

            10.1    Amended and Restated Pension Plan dated
                    January 1, 1993 (incorporated by reference to
                    Exhibit 10.1 of Form 10-K for the year ended
                    December 31, 1993).

            10.2(a) Non-Employee Director Stock Option Plan
                    (incorporated by reference to Exhibit 10(c) of Form 10-Q for the quarter ended June 30,
                    1989).

                (b) 1992 Stock Option Plan (incorporated by
                    reference to Proxy Statement dated April 3,
                    1992).

                (c) Richard Brandt Stock Option Agreement dated
                    January 1, 1993 (incorporated by reference to
                    Exhibit 10(d) of Form 10-K for the year ended
                    December 31, 1992).

                (d) 1995 Stock Option Plan (incorporated by
                    reference to Proxy Statement dated April 12,
                    1995).

            10.3 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1995).

            10.4    Amended and Restated Agreement with Richard
                    Brandt dated December 30, 1992 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1992).

            10.5 Employment Agreement with Victor Liss dated January 1, 1993 (incorporated by reference to
                    Exhibit 10.6 of Form 10-K for the year ended
                    December 31, 1992).  Amendment to Employment
                    Agreement dated January 1, 1994 (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 1993). Amendment No. Two to Employment Agreement dated as of May 19, 1994 (incorporated by reference to
                    Exhibit 28(c) of Form 10-Q for the quarter ended June 30, 1994).

            10.6 Employment Agreement with Frank Daniels dated as of July 1, 1994 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1994).

            10.7 Employment Agreement with Karl Hirschauer dated as of July 1, 1994 (incorporated by reference to Exhibit 28(b) of Form 10-Q for the quarter ended June 30, 1994).

            10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1994 (incorporated by reference to Exhibit 28(d) of Form 10-Q for the quarter ended September 30, 1994). Amendment No. One to Employment Agreement dated June 1, 1995 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1995).

            10.9 Asset Purchase Agreement between Trans-Lux Consulting Corporation and American Electronic Displays, L.P. dated July 9, 1992 (incorporated by reference to Form 8-K filed July 13, 1992). Amendment to Asset Purchase Agreement dated as of August 21, 1992 (incorporated by reference to Form 8-K filed August 28, 1992). Bankruptcy Court order approving sale (incorporated by reference to Form 8-K filed August 28, 1992).

            10.10   Asset Purchase Agreement between Trans-Lux
                    Sign Corporation and Indicator Maintenance
                    Corporation dated August 4, 1993

                    (incorporated by reference to Exhibit 28(b) of Form 10-Q for the quarter ended September
                    30, 1993).

            10.11 Agreement between Trans-Lux ISE Corporation and the Stockholders of Integrated Systems Engineering, Inc. dated as of January 17, 1995 (incorporated by reference to Exhibit 28(a) of Form 8-K filed January 23, 1995).

            10.12   Agreement with Nottingham Partners, Deerfield
                    Partners, Jonathan P. Schwartz and Nathaniel
                    B. Guild dated April 4, 1991 (incorporated by reference to Exhibit 28(a) of Form 8-K filed April 9, 1991).

            10.13   Agreement with Baupost Group, Inc. and
                    Baupost Partners dated April 4, 1991
                    (incorporated by reference to Exhibit 28(b) of Form 8-K filed April 9, 1991).

            11      Computation of Earnings Per Share filed
                    herewith.

            21      List of Subsidiaries filed herewith.

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                    Commission for information only and not
                    filed.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                     TRANS-LUX CORPORATION


                                        /s/ Angela D. Toppi
                                     by-------------------------
                                       Angela D. Toppi
                                       Senior Vice President and
                                       Chief Financial Officer


                                       /s/ Robert A. Carroll
                                     by-------------------------
                                       Robert A. Carroll
                                       Controller and Chief
                                       Accounting Officer












Dated:  March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted:


/s/ Richard Brandt
- -------------------------------------        March 27, 1996
Richard Brandt, Chairman of the Board

/s/ Victor Liss
- -------------------------------------        March 27, 1996
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer

/s/ Steven Baruch
- -------------------------------------        March 27, 1996
Steven Baruch, Director

/s/ Matthew Brandt
- -------------------------------------        March 27, 1996
Matthew Brandt, Director and Vice
President

/s/ Thomas Brandt
- -------------------------------------        March 27, 1996
Thomas Brandt, Director and Vice
President

/s/ Jean Firstenberg
- -------------------------------------        March 27, 1996
Jean Firstenberg, Director

/s/ Allan Fromme
- -------------------------------------        March 27, 1996
Allan Fromme, PhD, Director

/s/ Robert Greenes
- -------------------------------------        March 27, 1996
Robert Greenes, Director

/s/ Eugene Jankowski
- -------------------------------------        March 27, 1996
Eugene Jankowski, Director

/s/ Howard S. Modlin
- -------------------------------------        March 27, 1996
Howard S. Modlin, Director