Form 10-Q
period 1996-03-31
TRANS LUX CORP
filed 1996-05-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                               --------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________


Commission file number 1-2257

                      TRANS-LUX CORPORATION
     (Exact name of registrant as specified in its charter)

           Delaware                              13-1394750
- -------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                   06856-5090
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                         (203) 853-4321
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


- ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                   Class                 Shares Outstanding
- --------     -------------------------------   ------------------

05/10/96     Common Stock - $1.00 Par Value          949,657
05/10/96     Class B Stock - $1.00 Par Value         304,137
             (Immediately convertible into a
             like number of shares of Common
             Stock.)

             TRANS-LUX CORPORATION AND SUBSIDIARIES


                              INDEX


                                                         Page No.

Part I - Financial Information

     Consolidated Balance Sheets - March 31, 1996
       (unaudited) and December 31, 1995                       1

     Consolidated Statements of Stockholders' Equity -
       March 31, 1996 (unaudited) and December 31, 1995        2

     Consolidated Statements of Income - Three Months
       Ended March 31, 1996 and 1995 (unaudited)               3

     Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1996 and 1995 (unaudited)               4

     Notes to Consolidated Financial Statements (unaudited)    5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     6

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                 8

     Signatures                                                8

                             PART I - FINANCIAL INFORMATION
                             ------------------------------

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                March 31     December 31
 ASSETS                                                           1996          1995
 ------                                                        -----------   -----------
 Current assets:                                               (unaudited)
   Cash and cash equivalents                                  $   169,000   $   665,000
   Available-for-sale securities                                  572,000       576,000
   Receivables                                                  3,073,000     2,403,000
   Inventories                                                  1,932,000     1,900,000
   Prepaids and other current assets                              379,000       466,000
                                                               ----------    ----------
     Total current assets                                       6,125,000     6,010,000
                                                               ----------    ----------
 Rental equipment                                              49,338,000    47,043,000
   Less accumulated depreciation                               17,525,000    16,265,000
                                                               ----------    ----------
                                                               31,813,000    30,778,000
                                                               ----------    ----------
 Property, plant and equipment                                 21,137,000    20,913,000
   Less accumulated depreciation and amortization               6,271,000     5,921,000
                                                               ----------    ----------
                                                               14,866,000    14,992,000

 Prepaids, intangibles and other                                4,084,000     4,081,000
 Maintenance contracts, net                                     1,517,000     1,599,000
                                                               ----------    ----------
                                                              $58,405,000   $57,460,000
                                                               ==========    ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
   Accounts payable and accruals                              $ 4,871,000   $ 4,804,000
   Income taxes payable                                            60,000       136,000
   Short-term borrowings                                        1,700,000       500,000
   Current portion of long-term debt                            1,808,000     1,804,000
                                                               ----------    ----------
     Total current liabilities                                  8,439,000     7,244,000
                                                               ----------    ----------
 Long-term debt:
   9% convertible subordinated debentures due 2005              4,874,000     4,874,000
   9.5% subordinated debentures due 2012                        1,057,000     1,057,000
   Notes payable                                               16,110,000    16,564,000
                                                               ----------    ----------
                                                               22,041,000    22,495,000

 Deferred revenue and deposits                                  2,603,000     2,621,000
 Deferred income taxes                                          3,618,000     3,600,000
 Minority interest                                                  1,000         1,000

 Stockholders' equity                                          21,703,000    21,499,000
                                                               ----------    ----------
                                                              $58,405,000   $57,460,000
                                                               ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                            1

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                March 31    December 31
                                                                                  1996         1995
                                                                               ----------  -----------
                                                                               (unaudited)
 Capital stock:
 Preferred - $1.00 par value
            Authorized - 500,000 shares
            Issued - none
 Common - $1.00 par value
            Authorized - 4,000,000 shares
            Issued - 2,436,268 shares in 1996 & 2,436,268 in 1995             $ 2,436,000  $ 2,436,000
 Class B - $1.00 par value
            Authorized - 2,000,000 shares
            Issued - 304,137 shares in 1996 & 304,137 in 1995                     304,000      304,000
 Additional paid-in capital                                                    13,806,000   13,806,000
 Retained earnings                                                             17,094,000   16,888,000
 Other                                                                            (73,000)     (71,000)
                                                                               ----------   ----------
                                                                               33,567,000   33,363,000

 Less treasury stock - at cost
            1,486,642 shares in 1996 & 1,488,837 in 1995
            (excludes add'l 304,137 shares held in 1996 &
            1995 for conversion of Class B stock)                              11,864,000   11,864,000
                                                                               ----------   ----------
 Total stockholders' equity                                                   $21,703,000  $21,499,000
                                                                               ==========   ==========

                        THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                 EQUITY ARE AS FOLLOWS:

                                                                  Additional
                                            Common      Class      Paid-in     Retained                  Treasury
                                            Stock      B Stock     Capital     Earnings       Other        Stock
                                            ------     -------    ----------   --------       -----      --------
 December 31, 1995                       $2,436,000   $304,000   $13,806,000  $16,888,000    ($71,000)  ($11,864,000)

 1/1/96 - 3/31/96: (unaudited)                                                    248,000
 Net income
 Cash dividends                                                                   (42,000)
 Unrealized holding
   gain/(loss)                                                                                 (2,000)
                                          ---------    -------    ----------   ----------     --------    ----------
 March 31, 1996                          $2,436,000   $304,000   $13,806,000  $17,094,000    ($73,000)  ($11,864,000)
                                          =========    =======    ==========   ==========     ========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.




                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)

                                                       FOR THE THREE MONTHS
                                                           ENDED MARCH 31
                                                       ---------------------
                                                         1996           1995
                                                         ----           ----
 Gross revenues:
   Equipment rentals and maintenance                 $ 5,388,000    $5,482,000
   Equipment sales                                     3,619,000     3,008,000
   Theatre receipts and other                          1,026,000       889,000
                                                      ----------     ---------
     Total revenues                                   10,033,000     9,379,000
                                                      ----------     ---------
 Operating expenses:
   Cost of equipment rentals and maintenance           2,902,000     2,939,000
   Cost of equipment sales                             2,327,000     1,836,000
   Cost of theatre receipts and other                    835,000       691,000
                                                      ----------     ---------
     Total operating expenses                          6,064,000     5,466,000
                                                      ----------     ---------
 Gross profit from operations                          3,969,000     3,913,000

 General and administrative expenses                   3,012,000     3,139,000
                                                      ----------     ---------
                                                         957,000       774,000

 Interest income                                          17,000        57,000
 Interest expense                                       (547,000)     (537,000)
 Other income                                                 --        46,000
                                                      ----------     ---------
 Income before income taxes                              427,000       340,000
 Provision for income taxes                              179,000       143,000
                                                      ----------     ---------
 Net income                                          $   248,000    $  197,000
                                                      ==========     =========

 Earnings per share:
   Primary                                           $      0.20    $     0.16
   Fully diluted                                     $      0.19    $        *

 Average common and common equivalent
   shares outstanding:
     Primary                                           1,263,000     1,263,000
     Fully diluted                                     1,647,000             *

 Cash dividends per share:
   Common stock                                      $     0.035    $    0.035
   Class B stock                                     $    0.0315    $   0.0315

 The accompanying notes are an integral part of these consolidated financial statements.
 * not dilutive

                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)


 FOR THE THREE MONTHS ENDED MARCH 31                                1996            1995
 ------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $    248,000    $   197,000
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                              1,783,000      1,681,000
       Net loss of joint venture                                     33,000             --
       Deferred income taxes                                         20,000         68,000
       Minority interest                                                 --         (7,000)
       Changes in operating assets and liabilities:
         Receivables                                               (670,000)       505,000
         Inventories                                                (32,000)      (154,000)
         Prepaids and other current assets                           87,000       (160,000)
         Prepaids, intangibles and other                           (127,000)       (10,000)
         Accounts payable and accruals                               67,000       (548,000)
         Income taxes payable                                       (76,000)         3,000
         Deferred revenue and deposits                              (18,000)       665,000
 ------------------------------------------------------------------------------------------
           Net cash provided by operating activities              1,315,000      2,240,000
 ------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental equipment                                 (2,295,000)    (1,525,000)
   Purchases of property, plant and equipment                      (224,000)      (760,000)
   Payments for an acquisition                                           --     (3,178,000)
   Proceeds from acquisition note receivable                             --        658,000
   Sale of assets                                                        --        209,000
   Purchases of securities                                               --       (494,000)
   Proceeds from sale of securities                                      --        500,000
 ------------------------------------------------------------------------------------------
           Net cash (used in) investing activities               (2,519,000)    (4,590,000)
 ------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                          --      3,811,000
   Repayment of long-term debt                                     (450,000)    (2,577,000)
   Proceeds from short-term borrowings                            1,200,000             --
   Proceeds from exercise of stock options                               --          1,000
   Cash dividends                                                   (42,000)       (43,000)
 ------------------------------------------------------------------------------------------
           Net cash provided by financing activities                708,000      1,192,000
 ------------------------------------------------------------------------------------------
 Net (decrease) in cash and cash equivalents                       (496,000)    (1,158,000)

 Cash and cash equivalents at beginning of year                     665,000      2,335,000
 ------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    169,000    $ 1,177,000
 ==========================================================================================
 Interest paid                                                 $    368,000    $   217,000
 Interest received                                                   21,000         57,000
 Income taxes paid                                                  216,000        163,000
 ------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                                               4

             TRANS-LUX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996
                           (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in the first quarter of 1996. As provided for in the standard, the Company continues to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for employee stock compensation measurement and will disclose the required pro forma information in the 1996 Form 10-K.


Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1996 was $179,000 of which $143,000 and $36,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the three months ended March 31, 1996.

Note 3 - Prepaids, Intangibles and Other

Prepaid, intangibles and other consist of the following:

                                            March 31     December 31
                                              1996           1995
                                            ----------    ----------
Prepaids and other                          $1,087,000    $1,005,000
Deferred debenture expense                     202,000       206,000
Deferred financing costs                       433,000       480,000
Acquisition costs                               95,000        96,000
Deposits and advances                           78,000        68,000
Patents                                        307,000       323,000
Goodwill and noncompete agreement            1,071,000     1,105,000
Investment in joint ventures                   472,000       506,000
Long-term portion of officers'
  and employees' loans                         339,000       292,000
                                            ----------    ----------
                                            $4,084,000    $4,081,000
                                            ==========    ==========

Note 4 - Subsequent Event

The Company amended its Revolving Credit Agreement with First Union Bank, increasing its line of credit from $4,000,000 to $7,000,000 with a one year extension until June 1998, effective May 9, 1996.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Gross revenues for the three months ended March 31, 1996 increased 7.0% to $10.0 million versus $9.4 million in the previous year. Equipment rentals and maintenance revenue decreased $94,000 or 1.7% for the three months ended March 31, 1996 compared to the previous year. The decrease is due to the declining revenues from outdoor display and maintenance contracts previously acquired with the expectation of being a continually declining installation base although the decline is at a slower rate than originally anticipated, and is partially offset by an increase in new indoor and outdoor display rentals and maintenance contracts.

Equipment sales increased 20.3% or $611,000 for the three months ended March 31, 1996 compared to the same period in the previous year. The increase is attributable primarily to sales of sports scoreboards which are manufactured at our Logan, Utah facility, which was acquired in the first quarter of 1995.

Theatre receipts and other revenues increased $137,000 or 15.4% for the three months ended March 31, 1996 compared to the previous year. The increase is attributable to higher volume at the theatres.

The three month 1996 gross profit margin decreased to 39.6% as compared to 41.7% for the corresponding period in the previous year. The decrease was primarily attributable to the expected lower profit margin generated by sales of the outdoor displays.

General and administrative expenses for the three months ended
March 31, 1996 reflects a decrease of $127,000 or 4.0% as compared to the 1995 period. The decrease is due primarily to cost controls instituted by the Company.

Interest income for the three months ended March 31, 1996 decreased $40,000 primarily attributable to reduced investments. Interest expense for the three months ended March 31, 1996 increased
$10,000.

The effective tax rate at March 31, 1996 and 1995 is 42.0%.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have any effect on the Company's consolidated financial position or results of operations.

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in the first quarter of 1996. As provided for in the standard, the Company continues to apply Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for employee stock compensation measurement and will disclose the required pro forma information in the 1996 Form 10-K.

Liquidity and Capital Resources
- -------------------------------

The regular quarterly cash dividend for the first quarter of 1996 of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 14, 1996 payable to stockholders of record as of March 29, 1996 and was paid April 15, 1996.

The current cash position of the Company is adequate. The Company believes that its current cash position and working capital generated by operations will adequately meet its current operating and financing requirements. This is augmented by a Revolving Credit and Term Loan which was increased to $7,000,000 and extended to June 1998 in May 1996. At March 31, 1996, $1,700,000 was
outstanding under the loan facility.

Cash and cash equivalents for the three months ended March 31, 1996 decreased by $496,000 in 1996 and $1,158,000 in 1995. The decrease in 1996 is primarily attributable to cash utilized for investment in rental equipment and an increase in accounts receivable which is attributable to the timing of large equipment sales. The decrease in 1995 was largely attributable to the acquisition of Integrated Systems Engineering, Inc. and payment of long-term debt. The Company continues to consider various financing alternatives.


                   Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

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

                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (registrant)

Date:  May 14, 1996

                                   /s/Angela D. Toppi
                                  -------------------------------
                                  by:   Angela D. Toppi
                                        Senior Vice President and
                                        Chief Financial Officer


                                   /s/Robert A. Carroll
                                  -------------------------------
                                  by:   Robert A. Carroll
                                        Chief Accounting Officer