Form 10-Q
period 1996-06-30
TRANS LUX CORP
filed 1996-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________


Commission file number 1-2257
                       ------

                      TRANS-LUX CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                             13-1394750
- -------------------------------             --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                   06856-5090
- ----------------------------------------              ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                   Class                 Shares Outstanding
- --------     -------------------------------   ------------------

08/12/96     Common Stock - $1.00 Par Value        959,796
08/12/96     Class B Stock - $1.00 Par Value       298,882
             (Immediately convertible into a
             like number of shares of Common
             Stock.)

             TRANS-LUX CORPORATION AND SUBSIDIARIES


                              INDEX


                                                         Page No.

  Part I - Financial Information

      Consolidated Balance Sheets - June 30, 1996
        (unaudited) and December 31, 1995                       1

      Consolidated Statements of Stockholders' Equity -
        June 30, 1996 (unaudited) and December 31, 1995         2

      Consolidated Statements of Income - Three and Six
        Months Ended June 30, 1996 and 1995 (unaudited)         3

      Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1996 and 1995 (unaudited)                4

      Notes to Consolidated Financial Statements (unaudited)    5

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     6

Part II - Other Information                                     9

      Item 4. Submission of Matters to a Vote of Stockholders   9

      Item 6. Exhibits and Reports on Form 8-K                 10

      Signatures                                               11

                                 Part I - Financial Information
                                 ------------------------------

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                        June 30      December 31
     ASSETS                                                              1996           1995
     ------                                                           -----------    -----------
     Current assets:                                                  (unaudited)
       Cash and cash equivalents                                     $   317,000    $   665,000
       Available-for-sale securities                                     577,000        576,000
       Receivables                                                     3,764,000      2,403,000
       Inventories                                                     1,848,000      1,900,000
       Prepaids and other current assets                                 365,000        466,000
                                                                      ----------     ----------
         Total current assets                                          6,871,000      6,010,000
                                                                      ----------     ----------
     Rental equipment                                                 50,813,000     47,043,000
       Less accumulated depreciation                                  18,757,000     16,265,000
                                                                      ----------     ----------
                                                                      32,056,000     30,778,000
                                                                      ----------     ----------
     Property, plant and equipment                                    21,466,000     20,913,000
       Less accumulated depreciation and amortization                  6,624,000      5,921,000
                                                                      ----------     ----------
                                                                      14,842,000     14,992,000

     Prepaids, intangibles and other                                   3,733,000      4,081,000
     Note receivable, MetroLux Theatres (excludes
       $94,000 current portion)                                          831,000             --
     Maintenance contracts, net                                        1,434,000      1,599,000
                                                                      ----------     ----------
                                                                     $59,767,000    $57,460,000
                                                                      ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
       Accounts payable and accruals                                 $ 5,183,000    $ 4,804,000
       Income taxes payable                                               12,000        136,000
       Short-term borrowings                                                  --        500,000
       Current portion of long-term debt                               1,811,000      1,804,000
                                                                      ----------     ----------
         Total current liabilities                                     7,006,000      7,244,000
                                                                      ----------     ----------
     Long-term debt:
       9% convertible subordinated debentures due 2005                 4,811,000      4,874,000
       9.5% subordinated debentures due 2012                           1,057,000      1,057,000
       Notes payable                                                  20,256,000     16,564,000
                                                                      ----------     ----------
                                                                      26,124,000     22,495,000

     Deferred revenue and deposits                                     1,026,000      2,621,000
     Deferred income taxes                                             3,613,000      3,600,000
     Minority interest                                                     1,000          1,000

     Stockholders' equity                                             21,997,000     21,499,000
                                                                      ----------     ----------
                                                                     $59,767,000    $57,460,000
                                                                      ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.
                                                1

                                   TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      June 30    December 31

                                                                                       1996         1995
                                                                                    -----------  -----------
                                                                                    (unaudited)
       Capital stock:
       Preferred - $1.00 par value
                  Authorized - 500,000 shares
                  Issued - none
       Common - $1.00 par value
                  Authorized - 4,000,000 shares
                  Issued - 2,441,517 shares in 1996 and 2,436,268 in 1995            $2,441,000   $2,436,000
       Class B - $1.00 par value
                  Authorized - 2,000,000 shares
                  Issued - 298,888 shares in 1996 and 304,137 in 1995                   299,000      304,000
       Additional paid-in capital                                                    13,828,000   13,806,000
       Retained earnings                                                             17,320,000   16,888,000
       Other                                                                            (70,000)     (71,000)
                                                                                     ----------   ----------
                                                                                     33,818,000   33,363,000

       Less treasury stock - at cost
                  1,481,252 shares in 1996 and 1,488,837 in 1995
                  (excludes additional 298,888 shares held in 1996 and
                  304,137 in 1995 for conversion of Class B stock)                   11,821,000   11,864,000
                                                                                     ----------   ----------
       Total stockholders' equity                                                   $21,997,000  $21,499,000
                                                                                     ==========   ==========


                              THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                       EQUITY ARE AS FOLLOWS:

                                                                     Additional
                                               Common      Class      Paid-in     Retained                  Treasury
                                               Stock      B Stock     Capital     Earnings       Other        Stock
                                               ------     -------    ----------   --------       -----      --------
       December 31, 1995                    $2,436,000   $304,000   $13,806,000  $16,888,000   ($71,000)  ($11,864,000)

       1/1/96 - 6/30/96: (unaudited)                                                 519,000
       Net income
       Cash dividends                                                                (87,000)
       Unrealized holding gain/(loss)                                                             1,000
       Exercise of stock option                                          (1,000)                                 4,000
       9% debenture conversion                                           23,000                                 40,000
       Purchase of treasury stock                                                                               (1,000)
       Class B conversion                        5,000     (5,000)
                                             ---------    -------    ----------   ----------     ------     ----------
       June 30, 1996                        $2,441,000   $299,000   $13,828,000  $17,320,000   ($70,000)  ($11,821,000)
                                             =========    =======    ==========   ==========     ======     ==========

       The accompanying notes are an integral part of these consolidated financial statements.


                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)

                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30               ENDED JUNE 30
                                              --------------------          ------------------
                                                1996          1995           1996         1995
                                                ----          ----           ----         ----
    Revenues:
      Equipment rentals and maintenance     $ 5,535,000    $5,710,000    $10,923,000  $11,192,000
      Equipment sales                         4,061,000     3,127,000      7,680,000    6,135,000
      Theatre receipts and other                995,000     1,024,000      2,021,000    1,913,000
                                             ----------     ---------     ----------   ----------
        Total revenues                       10,591,000     9,861,000     20,624,000   19,240,000
                                             ----------     ---------     ----------   ----------
    Operating expenses:
      Cost of equipment rentals and
        maintenance                           3,010,000     2,907,000      5,912,000    5,846,000
      Cost of equipment sales                 2,705,000     2,067,000      5,032,000    3,903,000
      Cost of theatre receipts and other        796,000       809,000      1,631,000    1,500,000
                                             ----------     ---------     ----------   ----------
        Total operating expenses              6,511,000     5,783,000     12,575,000   11,249,000
                                             ----------     ---------     ----------   ----------
    Gross profit from operations              4,080,000     4,078,000      8,049,000    7,991,000
    General and administrative expenses       3,060,000     3,175,000      6,072,000    6,314,000
                                             ----------     ---------     ----------   ----------
                                              1,020,000       903,000      1,977,000    1,677,000

    Interest income                              26,000        36,000         43,000       93,000
    Interest expense                           (579,000)     (552,000)    (1,126,000)  (1,089,000)
    Other income                                     --         3,000             --       49,000
                                             ----------     ---------     ----------   ----------
    Income before income taxes                  467,000       390,000        894,000      730,000
    Provision for income taxes                  196,000       164,000        375,000      307,000
                                             ----------     ---------     ----------   ----------
    Net income                              $   271,000    $  226,000    $   519,000  $   423,000
                                             ==========     =========     ==========   ==========

    Earnings per share:
      Primary                               $      0.21    $     0.18    $      0.41  $      0.34
      Fully diluted                         $      0.20    $        *    $      0.39  $         *

    Average common and common equivalent
      shares outstanding:
        Primary                               1,278,000     1,258,000      1,272,000    1,260,000
        Fully diluted                         1,664,000             *      1,664,000            *

    Cash dividends per share:
      Common stock                          $     0.035    $    0.035    $     0.070  $     0.070
      Class B stock                         $    0.0315    $   0.0315    $    0.0630  $    0.0630

    The accompanying notes are an integral part of these consolidated financial statements.
     * not dilutive


                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

     FOR THE SIX MONTHS ENDED JUNE 30                                     1996          1995
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                    $   519,000   $   423,000
       Adjustment to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization                               3,544,000     3,330,000
           Net loss of joint venture                                      78,000            --
           Deferred income taxes                                          13,000       519,000
           Minority interest                                                  --        (8,000)
           Changes in operating assets and liabilities:
             Receivables                                              (1,361,000)      280,000
             Inventories                                                  52,000      (185,000)
             Prepaids and other current assets                           195,000      (183,000)
             Prepaids, intangibles and other                             221,000       111,000
             Accounts payable and accruals                               379,000      (939,000)
             Income taxes payable                                       (124,000)      (13,000)
             Deferred revenue and deposits                            (1,595,000)     (597,000)
     ------------------------------------------------------------------------------------------
               Net cash provided by operating activities               1,921,000     2,738,000
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of rental equipment                                  (3,770,000)   (2,557,000)
       Purchases of property, plant and equipment                       (553,000)   (1,120,000)
       Payments for an acquisition                                            --    (3,178,000)
       Proceeds from acquisition note receivable                              --       658,000
       Sale of assets                                                         --       209,000
       Investment in joint venture                                      (136,000)     (687,000)
       Loan to joint venture                                            (941,000)           --
       Purchases of securities                                                --      (494,000)
       Proceeds from sales of securities                                      --     1,088,000
     ------------------------------------------------------------------------------------------
               Net cash (used in) investing activities                (5,400,000)   (6,081,000)
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from long-term debt                                    4,100,000     4,286,000
       Repayment of long-term debt                                      (901,000)   (3,106,000)
       Proceeds from short-term borrowings                                    --       500,000
       Proceeds from loan to joint venture                                16,000            --
       Proceeds from exercise of stock options                             4,000        12,000
       Purchase of treasury stock                                         (1,000)           --
       Cash dividends                                                    (87,000)      (86,000)
     ------------------------------------------------------------------------------------------
               Net cash provided by financing activities               3,131,000     1,606,000
     ------------------------------------------------------------------------------------------
     Net (decrease) in cash and cash equivalents                        (348,000)   (1,737,000)

     Cash and cash equivalents at beginning of year                      665,000     2,335,000
     ------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   317,000   $   598,000
     ==========================================================================================
     Interest paid                                                   $   740,000   $   900,000
     Interest received                                                    61,000       113,000
     Income taxes paid                                                   392,000       301,000
     ------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

                                                  4

             TRANS-LUX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996
                           (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

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

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended June 30, 1996 was $196,000 of which $160,000 and $36,000 are current and deferred tax expense, respectively. The provision for income tax expense for the six months ended June 30, 1996 was $375,000 of which $303,000 and $72,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the six months ended June 30, 1996.

Note 3 - Prepaids, Intangibles and Other

Prepaid, intangibles and other consists of the following:

                                              June 30    December 31
                                               1996          1995
                                            ----------    ----------
Prepaids and other                          $1,113,000    $1,005,000
Deferred debenture expense                     197,000       206,000
Deferred financing costs                       385,000       480,000
Acquisition costs                               93,000        96,000
Deposits and advances                           76,000        68,000
Patents                                        291,000       323,000
Goodwill and noncompete agreement            1,037,000     1,105,000
Investment in joint ventures                   148,000       506,000
Long-term portion of officers'
  and employees' loans                         393,000       292,000
                                            ----------    ----------
                                            $3,733,000    $4,081,000
                                            ==========    ==========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995.

The Company's total revenues for the six months ended June 30, 1996 increased 7.2% to $20.6 million versus $19.2 million for the same period in the previous year. Revenues from equipment rentals and maintenance decreased from $11.2 million in 1995 to $10.9 million in 1996, or 2.4%, primarily due to the expected decline in revenues from the outdoor lease and maintenance base previously acquired, although the decline is at a slower rate than originally anticipated. This decline in revenues was partially offset by an increase in new indoor and outdoor display rentals and maintenance contracts. Revenues from equipment sales increased 25.2%, or $1.5 million, in 1996, primarily due to increased sales of outdoor displays as a result of the acquisition of Integrated Systems Engineering, Inc. ("ISE") in January 1995 and a significant sale to the Chicago Board of Trade ("CBOT"), which is being recorded on the percentage of completion basis. Revenues from theatre receipts and other increased by $108,000, or 5.6%, which was attributed to increased attendance and increased concession sales at the theatres.

Cost of equipment rentals and maintenance increased by $66,000, or 1.1%, primarily due to increased installation costs of the outdoor displays. The cost of equipment rentals and maintenance represented 54.1% of related revenues in 1996 compared to 52.2% in 1995. Cost of equipment sales increased by $1,129,000 to $5.0 million in 1996, or 28.9%, primarily due to increased sales of outdoor displays and the sale to the CBOT which due to the size of the order has a lower gross profit margin. The cost of equipment sales represented 65.5% of related revenues in 1996 compared to 63.6% in 1995. The cost of theatre receipts and other increased by $131,000, or 8.7%, which is primarily the loss incurred by the theatre joint venture in Loveland, Colorado. The cost of theatre receipts and other represented 80.7% and 78.4% of related revenues in 1996 and 1995, respectively.

General and administrative expenses decreased by $242,000, or 3.8%, primarily due to the favorable adjustment of previously accrued expenses and the implementation of certain cost controls.
Additional reductions of general and administrative expenses are not anticipated to be realized in future periods.

Interest income decreased by $50,000, primarily attributed to reduced investments. Interest expense increased by $37,000, due to increased bank borrowing for general corporate purposes on the revolving credit line.

The other income of $49,000 in 1995 was largely due to the sale of a theatre property in New Mexico.

The effective tax rate at June 30, 1996 and 1995 was 42.0%.

Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995.

Total revenues for the three months ended June 30, 1996 increased 7.4% to $10.6 million versus $9.9 million in the previous year. Revenues from equipment rentals and maintenance decreased 3.1% to $5.5 million in 1996 compared to $5.7 million in 1995, primarily due to the expected decline in revenues from the outdoor lease and maintenance base previously acquired, although the decline is at a slower rate than originally anticipated. This decline in revenues was partially offset by an increase in new indoor and outdoor display rentals and maintenance contracts. Revenues from equipment sales increased 29.9% or $934,000, primarily due to increased sales of outdoor displays as a result of the acquisition of ISE and a significant sale to the CBOT, which is being recorded on the percentage of completion basis. Revenues from theatre receipts and other decreased 2.8% or $29,000 as a result of a decrease in attendance, partially offset by an increase in concession sales at the theatres.

Cost of equipment rentals and maintenance increased by $103,000, or 3.5%, primarily due to increased installation costs of the outdoor displays. The cost of equipment rentals and maintenance represented 54.4% of related revenues in 1996 compared to 50.9% in 1995. Cost of equipment sales increased by $638,000 to $2.7 million in 1996, or 30.9%, primarily due to increased sales of outdoor displays and the sale to the CBOT. The cost of equipment sales represented 66.6% of related revenues in 1996 and 66.1% in 1995. The cost of theatre receipts and other decreased 1.6%, or $13,000, which is proportional to the decrease in revenues at the theatres. The cost of theatre receipts and other represented 80.0% and 79.0% of related revenues in 1996 and 1995, respectively.

General and administrative expenses decreased by $115,000 or 3.6%, primarily due to the favorable adjustment of previously accrued expenses and the implementation of certain cost controls.

Interest income decreased by $10,000, primarily attributable to reduced investments. Interest expense increased by $27,000, or 4.9%, due to increased bank borrowing on the revolving credit line.

Accounting Standards

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

Liquidity and Capital Resources
- -------------------------------

The regular quarterly cash dividend for the second quarter of 1996 of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock was declared by the Board of Directors on June 20, 1996, payable to stockholders of record as of July 5, 1996 and was paid July 19, 1996.

The Company believes that its current cash position and working capital generated by operations and revolving credit line will adequately meet its current operating and financing requirements. The Revolving Credit and Term Loan was increased to $7,000,000 from $4,000,000 and extended to June 1998 in the second quarter of 1996. At June 30, 1996, $4,600,000 was outstanding under the revolving credit line.

Cash and cash equivalents for the six months ended June 30, 1996 decreased by $348,000 in 1996 and $1,737,000 in 1995. The decrease in 1996 is primarily attributable to cash utilized for investment in rental equipment, an increase in accounts receivable which is attributable to the timing of large equipment sales, a decrease in deferred revenue and deposits which was primarily due to the timing of recording the revenues versus billings of the sale to the CBOT and the loan to the theatre joint venture, MetroLux Theatres.

The Company believes the loan to MetroLux Theatres to be collectible and payments are being made in accordance with the payment schedule. The decrease in 1995 was largely attributable to the cash utilized to acquire ISE, repayment of long-term debt and in an investment in a theatre joint venture. The Company continues to consider various financing alternatives.


                   Part II - Other Information
                   ---------------------------

Item 4.   Submission of Matters to a Vote of Stockholders
- ---------------------------------------------------------

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on June 20, 1996 for the purpose of electing directors, amending the 1995 Stock Option Plan and approving the appointment of auditors as set forth below.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                            Votes For     Votes Not For
                                            ---------     -------------

Matthew Brandt, Class B, Three-Year Term    2,986,460*      16,350*

Howard S. Modlin, Class B, Three-Year Term  2,968,460*      16,350*

Robert Greenes, Common, Three-Year Term       773,305       60,951

The following directors are continuing their terms as directors:

Richard Brandt, Class B, Two-Year Remaining Term
Jean Firstenberg, Class B, Two-Year Remaining Term
Victor Liss, Class B, Two-Year Remaining Term
Gene Jankowski, Common, Two-Year Remaining Term
Thomas Brandt, Class B, One-Year Remaining Term
Allan Fromme, Class B, One-Year Remaining Term
Steven Baruch, Common, One-Year Remaining Term

The stockholders approved an amendment to the 1995 Stock Option
Plan by which an additional 50,000 shares of the Corporation's capital stock will be reserved for issuance:

        COMMON STOCK                       CLASS B STOCK*
        ------------                       --------------

  For    Against  Abstain             For     Against  Abstain
- -------  -------  -------          ---------  -------  -------
473,496  144,694  216,066          2,985,240   17,570      -0-

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved:

        COMMON STOCK                        CLASS B STOCK*
        ------------                        --------------

  For    Against  Abstain              For     Against  Abstain
- -------  -------  -------           ---------  -------  -------
823,087   10,228      941           3,002,810      -0-      -0-

*Based on 10 votes per share


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

          (a)  Exhibits

               10(a)  First Amendment Agreement to the Credit
                      Agreement with First Union Bank of
                      Connecticut

               10(b) Letter Amendment dated August 12, 1996 to the Credit Agreement with First Union
                      Bank of Connecticut

               11     Computation of Earnings Per Share

               27     Financial Data Schedule, which is
                      submitted electronically to the
                      Securities and Exchange Commission for
                      information only and not filed

               28(a)  Employment Agreement with Thomas F. Mahoney

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

                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (registrant)


Date:  August 14, 1996

                                  \s\ Angela D. Toppi
                                  _______________________________
                                  by:   Angela D. Toppi
                                        Senior Vice President and
                                        Chief Financial Officer


                                  \s\ Robert A. Carroll
                                  _______________________________
                                  by:   Robert A. Carroll
                                        Chief Accounting Officer