Form 10-Q
period 1996-09-30
TRANS LUX CORP
filed 1996-11-12
CIK 99106

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________


Commission file number 1-2257
                       ------

                      TRANS-LUX CORPORATION
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                             13-1394750
-------------------------------               ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


   110 Richards Avenue, Norwalk, CT                   06856-5090
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                         (203) 853-4321
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X         No
                           ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                   Class                 Shares Outstanding
--------     -------------------------------   ------------------

11/11/96     Common Stock - $1.00 Par Value          965,002
11/11/96     Class B Stock - $1.00 Par Value         298,882
             (Immediately convertible into a
             like number of shares of Common
             Stock.)

             TRANS-LUX CORPORATION AND SUBSIDIARIES


                              INDEX


                                                         Page No.
                                                         --------

  Part I - Financial Information

      Consolidated Balance Sheets - September 30, 1996
        (unaudited) and December 31, 1995                       1

      Consolidated Statements of Stockholders' Equity -
        September 30, 1996 (unaudited) and December 31, 1995    2

      Consolidated Statements of Income - Three and Nine
        Months Ended September 30, 1996 and 1995 (unaudited)    3

      Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1996 and 1995 (unaudited)           4

      Notes to Consolidated Financial Statements (unaudited)    5

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     6

Part II - Other Information

      Item 6. Exhibits and Reports on Form 8-K                  9

      Signatures                                               10

                                 Part I - FINANCIAL INFORMATION
                                 ------------------------------

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                   September 30    December 31
     ASSETS                                                           1996            1995
     ------                                                        ------------    -----------
     Current assets:                                               (unaudited)
       Cash and cash equivalents                                  $    54,000     $   665,000
       Available-for-sale securities                                  586,000         576,000
       Receivables                                                  5,434,000       2,403,000
       Unbilled receivables                                         1,632,000              --
       Inventories                                                  1,778,000       1,900,000
       Prepaids and other current assets                              332,000         466,000
                                                                   ----------      ----------
         Total current assets                                       9,816,000       6,010,000
                                                                   ----------      ----------
     Rental equipment                                              52,574,000      47,043,000
       Less accumulated depreciation                               19,980,000      16,265,000
                                                                   ----------      ----------
                                                                   32,594,000      30,778,000
                                                                   ----------      ----------
     Property, plant and equipment                                 21,795,000      20,913,000
       Less accumulated depreciation and amortization               6,960,000       5,921,000
                                                                   ----------      ----------
                                                                   14,835,000      14,992,000

     Prepaids, intangibles and other                                3,640,000       4,081,000
     Maintenance contracts, net                                     1,352,000       1,599,000
     Note receivable, MetroLux Theatres (excludes
        $94,000 current portion)                                      808,000              --
                                                                   ----------      ----------
                                                                  $63,045,000     $57,460,000
                                                                   ==========      ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
       Accounts payable and accruals                              $ 6,436,000     $ 4,804,000
       Income taxes payable                                            55,000         136,000
       Short-term borrowings                                               --         500,000
       Current portion of long-term debt                            1,814,000       1,804,000
                                                                   ----------      ----------
         Total current liabilities                                  8,305,000       7,244,000
                                                                   ----------      ----------
     Long-term debt:
       9% convertible subordinated debentures due 2005              4,811,000       4,874,000
       9.5% subordinated debentures due 2012                        1,057,000       1,057,000
       Notes payable                                               21,402,000      16,564,000
                                                                   ----------      ----------
                                                                   27,270,000      22,495,000

     Deferred revenue and deposits                                  1,513,000       2,621,000
     Deferred income taxes                                          3,648,000       3,600,000
     Minority interest                                                  1,000           1,000

     Stockholders' equity                                          22,308,000      21,499,000
                                                                   ----------      ----------
                                                                  $63,045,000     $57,460,000
                                                                   ==========      ==========
     The accompanying notes are an integral part of these consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             September 30  December 31
                                                                                                 1996         1995
                                                                                             ------------  -----------
                                                                                              (unaudited)
      Capital stock:
      Preferred - $1.00 par value
                  Authorized - 500,000 shares
                  Issued - none
      Common - $1.00 par value
               Authorized - 4,000,000 shares
               Issued - 2,441,523 shares in 1996 and 2,436,268 in 1995                         $2,441,000   $2,436,000
      Class B - $1.00 par value
                Authorized - 2,000,000 shares
                Issued - 298,882 shares in 1996 and 304,137 in 1995                               299,000      304,000
      Additional paid-in capital                                                               13,828,000   13,806,000
      Retained earnings                                                                        17,626,000   16,888,000
      Other                                                                                       (65,000)     (71,000)
                                                                                               ----------   ----------
                                                                                               34,129,000   33,363,000

      Less treasury stock - at cost
                 1,481,258 shares in 1996 and 1,488,837 in 1995
                 (excludes additional 298,882 shares held in 1996 and
                 304,137 in 1995 for conversion of Class B stock)                              11,821,000   11,864,000
                                                                                               ----------   ----------
      Total stockholders' equity                                                              $22,308,000  $21,499,000
                                                                                               ==========   ==========


                                 THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                         EQUITY ARE AS FOLLOWS:

                                                                       Additional
                                                  Common     Class      Paid-in     Retained                  Treasury
                                                  Stock     B Stock     Capital     Earnings        Other       Stock
                                                  ------    -------    ----------   --------        -----     --------
      December 31, 1995                       $2,436,000   $304,000   $13,806,000  $16,888,000   ($71,000)  ($11,864,000)

      1/1/96 - 9/30/96: (unaudited)                                                    869,000
      Net income
      Cash dividends                                                                  (131,000)
      Unrealized holding gain/(loss)                                                                6,000
      Exercise of stock option                                             (1,000)                                 4,000
      9% debenture conversion                                              23,000                                 40,000
      Purchase of treasury stock                                                                                  (1,000)
      Class B conversion                           5,000     (5,000)
                                               ---------    -------    ----------   ----------     ------     ----------
      September 30, 1996                      $2,441,000   $299,000   $13,828,000  $17,626,000   ($65,000)  ($11,821,000)
                                               =========    =======    ==========   ==========     ======     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)

                                              FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                              --------------------          -------------------
                                               1996          1995           1996          1995
                                               ----          ----           ----          ----
  Revenues:
    Equipment rentals and maintenance      $ 5,350,000   $5,317,000     $16,273,000   $16,509,000
    Equipment sales                          5,596,000    3,039,000      13,276,000     9,174,000
    Theatre receipts and other               1,301,000    1,285,000       3,322,000     3,198,000
                                            ----------    ---------      ----------    ----------
       Total revenues                       12,247,000    9,641,000      32,871,000    28,881,000
                                            ----------    ---------      ----------    ----------
  Operating expenses:
    Cost of equipment rentals and
     maintenance                             2,971,000    2,854,000       8,883,000     8,700,000
    Cost of equipment sales                  3,721,000    1,849,000       8,753,000     5,752,000
    Cost of theatre receipts and other         976,000      962,000       2,529,000     2,462,000
                                            ----------    ---------      ----------    ----------
       Total operating expenses              7,668,000    5,665,000      20,165,000    16,914,000
                                            ----------    ---------      ----------    ----------
  Gross profit from operations               4,579,000    3,976,000      12,706,000    11,967,000
  General and administrative expenses        3,370,000    2,896,000       9,442,000     9,210,000
                                            ----------    ---------      ----------    ----------
                                             1,209,000    1,080,000       3,264,000     2,757,000

  Interest income                               52,000       31,000          95,000       124,000
  Interest expense                            (638,000)    (600,000)     (1,764,000)   (1,689,000)
  Other income(expense)                        (19,000)      21,000         (97,000)       70,000
                                            ----------    ---------      ----------    ----------
  Income before income taxes                   604,000      532,000       1,498,000     1,262,000
                                            ----------    ---------      ----------    ----------
  Provision for income taxes:
    Current                                    218,000      213,000         521,000       501,000
    Deferred                                    36,000       10,000         108,000        29,000
                                            ----------    ---------      ----------    ----------
                                               254,000      223,000         629,000       530,000
                                            ----------    ---------      ----------    ----------
  Net income                               $   350,000   $  309,000     $   869,000   $   732,000
                                            ==========    =========      ==========    ==========

  Earnings per share:
    Primary                                $      0.27   $     0.24     $      0.68   $      0.58
    Fully diluted                          $      0.25   $     0.23     $      0.64   $         *

  Average common and common equivalent
    shares outstanding:
       Primary                               1,291,000    1,258,000       1,283,000     1,258,000
       Fully diluted                         1,674,000    1,644,000       1,674,000             *

  Cash dividends per share:
    Common stock                           $     0.035   $    0.035     $     0.105   $     0.105
    Class B stock                          $    0.0315   $   0.0315     $    0.0945   $    0.0945

  The accompanying notes are an integral part of these consolidated financial statements.
  *  Not dilutive

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

     FOR THE NINE MONTHS ENDED SEPTEMBER 30                                1996           1995
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $   869,000    $   732,000
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                5,277,000      5,134,000
         Net loss of joint venture                                       97,000             --
         Deferred income taxes                                           44,000        531,000
         Minority interest                                                   --         (8,000)
         Changes in operating assets and liabilities:
           Receivables                                               (3,031,000)    (1,386,000)
           Unbilled receivables                                      (1,632,000)            --
           Inventories                                                  122,000       (307,000)
           Prepaids and other current assets                            228,000       (113,000)
           Prepaids, intangibles and other                             (239,000)       (82,000)
           Accounts payable and accruals                              1,632,000        117,000
           Income taxes payable                                         (81,000)        87,000
           Deferred revenue and deposits                             (1,108,000)      (796,000)
     ------------------------------------------------------------------------------------------
             Net cash provided by operating activities                2,178,000      3,909,000
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of rental equipment                                   (5,531,000)    (4,112,000)
     Purchases of property, plant and equipment                        (882,000)    (1,389,000)
     Payments for an acquisition                                             --     (3,178,000)
     Proceeds from acquisition note receivable                               --        658,000
     Sale of assets                                                          --        209,000
     Proceeds from (investment in) joint venture                        345,000     (1,304,000)
     Loan to joint venture                                             (941,000)            --
     Purchases of securities                                                 --       (494,000)
     Proceeds from sale of securities                                        --      1,582,000
     ------------------------------------------------------------------------------------------
             Net cash (used in) investing activities                 (7,009,000)    (8,028,000)
     ------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                     5,700,000      4,275,000
     Repayment of long-term debt                                     (1,352,000)    (3,206,000)
     Proceeds from short-term borrowings                                     --      1,300,000
     Proceeds from exercise of stock options                              4,000         36,000
     Purchase of treasury stock                                          (1,000)        (1,000)
     Cash dividends                                                    (131,000)      (128,000)
     ------------------------------------------------------------------------------------------
             Net cash provided by financing activities                4,220,000      2,276,000
     ------------------------------------------------------------------------------------------
     Net (decrease) in cash and cash equivalents                       (611,000)    (1,843,000)

     Cash and cash equivalents at beginning of year                     665,000      2,335,000
     ------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    54,000    $   492,000
     ==========================================================================================
     Interest paid                                                  $ 1,452,000    $ 1,366,000
     Interest received                                                  101,000        132,000
     Income taxes paid                                                  542,000        376,000
     ------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of these consolidated financial statements.

             TRANS-LUX CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                           (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior year's amounts to conform to the current year's format. It is suggested that the September 30, 1996 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of 1996. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard does not have any effect on the Company's consolidated financial position or results of operations.

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

Note 2 - Accounting for Income Taxes

The effective tax rate at September 30, 1996 was 42%. There was no change in the valuation allowance during the nine months ended
September 30, 1996.

Note 3 - Prepaids, Intangibles and Other

Prepaid, intangibles and other consists of the following:

                                          September 30   December 31
                                              1996           1995
                                          ------------   -----------
Prepaids and other                          $1,048,000    $1,005,000
Deferred debenture expense                     193,000       206,000
Deferred financing costs                       421,000       480,000
Acquisition costs                               92,000        96,000
Deposits and advances                           76,000        68,000
Patents                                        275,000       323,000
Goodwill and noncompete agreement            1,003,000     1,105,000
Investment in joint ventures                   128,000       506,000
Long-term portion of officers'
  and employees' loans                         404,000       292,000
                                            ----------    ----------
                                            $3,640,000    $4,081,000
                                            ==========    ==========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

The Company's total revenues for the nine months ended September 30, 1996 increased 13.8% to $32.9 million versus $28.9 million for the same period in the previous year. Revenues from equipment rentals and maintenance decreased from $16.5 million in 1995 to $16.3 million in 1996, or 1.4%, primarily due to the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated. This decline in revenues was partially offset by an increase in new indoor and outdoor display rentals and maintenance contracts. Revenues from equipment sales increased 44.7% or $4.1 million in 1996, primarily due to increased sales of outdoor displays as a result of the acquisition of Integrated Systems Engineering, Inc. ("ISE") in January 1995 and certain significant sales which are being recognized on the percentage of completion basis. Revenues from theatre receipts and other increased by $124,000 or 3.9% in 1996, primarily attributable to increased concession sales at the theatres.

Cost of equipment rentals and maintenance increased by $183,000 or 2.1%, primarily due to operating expenses of the indoor displays. The cost of equipment rentals and maintenance represented 54.6% of related revenues in 1996 compared to 52.7% in 1995. Cost of equipment sales increased by $3 million to $8.8 million in 1996 or 52.2%, primarily due to increased sales of outdoor displays and certain significant sales, which due to the size of the orders have lower gross profit margins. The cost of equipment sales represented 65.9% of related revenues in 1996 compared to 62.7% in

1995. The cost of theatre receipts and other increased $67,000 or 2.7%, which was proportional to the increase in theatre revenues.
The cost of theatre receipts and other represented 76.1% and 77.0% of related revenues in 1996 and 1995, respectively.

General and administrative expenses increased by $232,000 or 2.5%, primarily due to expanded sales efforts and increased payroll and benefits costs, partially offset by the favorable adjustment of previously accrued expenses.

Interest income decreased by $29,000, primarily attributable to reduced investments. Interest expense increased by $75,000, primarily due to increased bank borrowing for general corporate purposes on the revolving credit line.

Other expense of $97,000 in 1996 relates to the loss incurred by the theatre joint venture, MetroLux Theatres, which includes start up costs. Other income of $70,000 in 1995 was largely due to the sale of a theatre property in New Mexico.

The effective tax rate at September 30, 1996 and 1995 was 42.0%.

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995.

Total revenues for the three months ended September 30, 1996 increased 27.0% to $12.2 million versus $9.6 million in the previous year. Revenues from equipment rentals and maintenance remained level at $5.3 million in 1996 and 1995. Revenues from equipment sales increased 84.1% or $2.6 million, primarily due to increased sales of outdoor displays as a result of the acquisition of ISE and certain significant sales, which are being recognized on the percentage of completion basis. Revenues from theatre receipts and other increased 1.2% or $16,000.

Cost of equipment rentals and maintenance increased by $117,000 or 4.1%, primarily due to increased operating expenses of the indoor displays. The cost of equipment rentals and maintenance repre-sented 55.5% of related revenues in 1996 compared to 53.7% in 1995. Cost of equipment sales increased by $1.9 million to $3.7 million in 1996 or 101.2%, primarily due to certain significant sales, which due to the size of the orders have lower gross profit margins. The cost of equipment sales represented 66.5% of related revenues in 1996 and 60.8% in 1995. The cost of theatre receipts and other increased 1.5% or $14,000. The cost of theatre receipts and other represented 75.0% and 74.9% of related revenues in 1996 and 1995, respectively.

General and administrative expenses increased by $474,000 or 16.4%, primarily due to expanded sales efforts and increased payroll and benefits costs.

Interest income increased by $21,000, primarily due to the loan to MetroLux Theatres. Interest expense increased by $38,000 or 6.3%, primarily due to increased bank borrowing on the revolving credit line.

Other expense of $19,000 in 1996 relates to the loss incurred by the theatre joint venture, MetroLux Theatres.

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

Liquidity and Capital Resources
-------------------------------

On November 4, 1996, the Company filed a preliminary registration statement with the Securities and Exchange Commission relating to a proposed public offering of $25 million Convertible Subordinated Notes due 2006. Southcoast Capital Corporation will manage the Offering. The proceeds from the Offering will be used to finance the expansion of the Company's leased display equipment base, expand sales, marketing and product development efforts, to repay certain indebtedness and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions and the development of additional theatres. The Company will expense the deferred financing costs of approximately $115,000 associated with its 9% Convertible Subordinated Debentures which it expects to call upon completion of the Offering.

The Revolving Credit and Term Loan was increased to $7 million from $4 million and extended to June 1998 in the second quarter of 1996. In the third quarter, the Revolving Credit and Term Loan was increased by a $3 million discretionary line of credit which expires January 1997. At September 30, 1996, $6.2 million was outstanding.

Cash and cash equivalents for the nine months ended September 30, 1996 decreased by $611,000 in 1996 and $1.8 million in 1995. The decrease in 1996 is primarily attributable to cash utilized for investment in rental equipment, an increase in accounts receivable which was attributable to the timing of large equipment sales, unbilled receivables and a decrease in deferred revenue and deposits which was primarily due to the timing of recording the revenues versus billings and the loan to the theatre joint venture, MetroLux Theatres. The decrease in cash and cash equivalents in 1995 was largely attributable to the cash utilized to acquire ISE, repayment of long-term debt and the investment in MetroLux Theatres.

The Company believes that cash generated from operations together with the anticipated net proceeds of the Offering will be sufficient to fund its anticipated further cash requirements.

The regular quarterly cash dividend for the third quarter of 1996 of $.035 per share on the Company's Common Stock and $.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 19, 1996, payable to stockholders of record as of October 4, 1996 and was paid October 18, 1996.


                   Part II - Other Information
                   ---------------------------


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

               10.1   Second Amendment Agreement to the Credit
                      Agreement with First Union Bank of
                      Connecticut.

               10.2   Amended 1989 Non-Employee Director Stock
                      Option Plan.

               11     Computation of Earnings Per Share.

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

                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (registrant)


Date:  November 12, 1996

                                  /s/   Angela D. Toppi
                                  _______________________________
                                  by:   Angela D. Toppi
                                        Senior Vice President and
                                        Chief Financial Officer


                                  /s/   Robert A. Carroll
                                  _______________________________
                                  by:   Robert A. Carroll
                                        Chief Accounting Officer