Form 10-K
period 1996-12-31
TRANS LUX CORP
filed 1997-03-31
CIK 99106

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1996
                                          -----------------

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

                  110 Richards Avenue, Norwalk, CT 06856-5090
                  -------------------------------------------
                              (203) 853-4321
                              --------------
              (Address, zip code, and telephone number, including
            area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------------------      -----------------------------------------

Common Stock, $1.00 par value        American Stock Exchange

9% Convertible Subordinated
  Debentures due 2005                American Stock Exchange

7 1/2% Convertible Subordinated
  Notes due 2006                     American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[ ]

                                   CONTINUED

                             TRANS-LUX CORPORATION
                         1996 10-K Cover Page Continued


The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non-affiliates on March 25, 1997 (based on the last sale price on the American Stock Exchange as of such date) was $12,792,493. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock which is convertible into Common Stock on a share-for-share basis.)

As of the close of business on March 25, 1997, there were outstanding, 984,140 shares of the Registrant's Common Stock and 298,640 shares of its Class B Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 1997 (the "Proxy Statement") is incorporated by reference in Part III, Items 10-13 of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                             TRANS-LUX CORPORATION
                          1996 Form 10-K Annual Report

                               Table of Contents


                                     PART I
                                                                          Page

ITEM 1.   Business                                                           1
ITEM 2.   Properties                                                         6
ITEM 3.   Legal Proceedings                                                  7
ITEM 4.   Submission of Matters to a Vote of Security Holders                7

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                            7
ITEM 6.   Selected Financial Data                                            8
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10
ITEM 8.   Financial Statements and Supplementary Data                       12
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          24

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                24
ITEM 11.  Executive Compensation                                            25
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management    25
ITEM 13.  Certain Relationships and Related Transactions                    25

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   25

Signatures                                                                  29

                                  PART I

ITEM 1.   BUSINESS

   Unless the context otherwise requires, the term "Company" as used herein means Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and servicer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers' needs, and offers extensive on-site service and maintenance coverage. The Company's display products include data, graphics, and picture displays for stock and commodity exchanges, financial institutions, airports, casinos, sports venues, convention centers, corporate, theatres, retail and numerous other applications. In addition to the core display business, the Company also operates a chain of motion picture theatres in the southwestern United States and real estate used for both corporate and income-producing purposes.

ELECTRONIC INFORMATION DISPLAY PRODUCTS

   The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and Canada which performs on-site service and maintenance for its customers.

   The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the markets the Company serves. This approach ensures maximum product flexibility, reliability, ease of service and minimum spare parts requirements.

   The Company's electronic information display market can be broken down into two distinct markets: the indoor market and the outdoor market. Electronic information displays are used by financial institutions, including brokerage firms, banks, saving and loans, insurance companies and mutual fund companies; by retail outlets; by casinos, race tracks and other gaming establishments; by outdoor advertising companies; in airports, train stations and bus terminals, and other transportation facilities; on highways and major thoroughfares; and by movie theatres, and in various other applications.

   The Indoor Market: The indoor electronic display market is currently dominated by three categories of users: financial, gaming and corporate. The financial market segment, including trading floors, exchanges, brokerage firms and mutual fund companies, has long been a user of electronic information displays due to the need for the real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial information. Brokerage firms have increasingly installed electronic ticker displays for both customers and brokers, and in the last few years have installed larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on the events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has also resulted in the influx of banks and other financial institutions into the brokerage business and has resulted in these institutions increasingly using information displays to advertise product offerings to consumers.

   The proliferation of gaming establishments including casinos, Indian gaming establishments, and off-track betting parlors, has resulted in the rapid expansion of electronic information displays in the gaming industry. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos also use electronic displays throughout their facilities to advertise to and attract gaming patrons. This includes using electronic displays in conjunction with slot machines to attract customer attention to potential payoffs and thus increase customer play.

   The corporate market includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as out-patient pharmacies, military hospitals and HMOs which desire to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and to promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure information and gate and baggage claim information, which helps to guide passengers through these facilities. Equipment orders generally have a lead time of 30 to 90 days depending on the type of equipment ordered and material availability.

   The Outdoor Market: The outdoor electronic display market is even more diverse than the indoor market with displays being used by banks and other financial institutions, gas stations, highway departments, sports stadiums and outdoor advertisers attempting to capture the attention of passers-by. Over the past four years, the Company has utilized its strong position in the indoor market combined with several acquisitions to establish a growing presence in the outdoor display market. Trans-Lux outdoor displays are installed in amusement parks, entertainment facilities, professional and college sports stadiums, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. The equipment generally has a lead time of 30 to 60 days depending on the type of equipment ordered and material availability.

   The Company has made three acquisitions over the past four years in order to establish and enhance its presence in the outdoor market. In August 1992, after first managing the portfolio for approximately 15 months, the Company acquired a portfolio of outdoor electric and electronic equipment displays from American Electronic Displays, L.P. In August 1993, the Company expanded its presence in the outdoor display market by acquiring a portfolio of outdoor lease, maintenance and other contracts from Indicator Maintenance Corporation. In January 1995, the Company acquired all of the capital stock of Integrated Systems Engineering, Inc. ("ISE"), a manufacturer of outdoor electronic displays.

   International: The Company feels it is well positioned for expansion as the globalization of the world economy continues. It is now active in Europe, Latin America, South America, Australia and Asia. International installations are in geographic locations which include South America, Europe and Asia. The Company uses a combination of internal sales people and independent distributors to market its products in Europe, South America, Asia and Australia. The Company currently has manufacturing operations, service centers and sales offices in New South Wales, Australia and Ontario, Canada. The Company has existing relationships with approximately 30 independent distributors worldwide covering Europe, South America, Asia and Australia. Foreign revenues were less than 10% of consolidated revenues in 1996 and 1995 and were approximately 15% in 1994.

   Applications for the display products in the international marketplace currently include stock and commodity exchanges and trading rooms, OTB facilities, private clubs, banks, transportation facilities and casinos. The equipment generally has lead times of 30 to 90 days depending on the type of equipment ordered and material availability.

   Sales Order Backlog (not including leases): The amount of sales order backlog was approximately $4.2 million and $5.9 million at December 31, 1996 and 1995, respectively. The December 31, 1996 backlog will be recognized throughout 1997. These amounts do not include leases or renewals of leases presently in- house.

ENGINEERING AND PRODUCT DEVELOPMENT

   The Company's ability to compete and operate successfully depends upon, among other factors, its ability to anticipate and respond to the changing technological and product needs of its customers. As such, the Company continually examines and tests new display technologies and develops enhancements to its existing products in order to meet the current and anticipated future needs of its customers. Product enhancement work continues in both the indoor and outdoor areas.

   Development of new indoor products includes progressive meter and controller systems for use in the gaming industry; smaller character displays to post more information in a comparably sized area; higher speed processors for faster data access and improved update speed; integration of blue LEDs to provide full color text and graphics displays; a new graphics interface to display more data in higher resolutions; and tricolor news displays providing the ability to color-code and identify "hot" stories.

   Development of new outdoor products includes the Spectra Lens System(TM) which enables the Company to capitalize on full color, full matrix indoor applications, particularly in the sports market and the 16 shades of gray Spectra Lens System. This product will be targeted to customers who want an animated display at a lower cost than full color. The Company is also currently developing full color LED displays which will have application particularly in the gaming market where entertainment value is important to marketing properties and in the sports market where enhancing the presentation of live action is of central importance.

   As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Future technologies under consideration are trending toward full color, live video, and digital input. The Company is currently focused on certain technologies which incorporate these features and which are expected to provide a choice of products for the custom applications the Company's customers demand.

   The Company maintains a staff of 34 people who are responsible for product development and support in indoor and outdoor markets. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations where required. Engineering, product enhancement and development amounted to $2,439,000, $2,139,000 and $1,497,000 in 1996, 1995 and 1994, respectively.

MARKETING AND DISTRIBUTION

   The Company markets its indoor and outdoor electronic information display products primarily through its direct sales force and telemarketers which as of December 31, 1996 consisted of 34 direct sales representatives and 8 telemarketers. The Company divides its domestic sales and marketing efforts into two categories, renewal of existing product leases and product upgrades, and the sale or lease of display products to new customers. In the indoor market for leased equipment, the Company attempts to maintain an ongoing relationship with its customers to discuss lease renewals. In the outdoor market, sales personnel contact existing and potential customers to discuss the customer's usage or requirements for display equipment. The Company also uses primarily telemarketing personnel to maintain communication with its installed base of lease equipment customers contacting them prior to the expiration of existing leases in order to discuss lease renewal.

   The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and placing exhibits at approximately 20 domestic and international trade shows annually. In the outdoor market, the Company supplements these efforts by using a network of independent distributors who market and sell the products of several manufacturers.

   Internationally, the Company uses a combination of internal sales people and independent distributors to market its products in Europe, South America, Asia and Australia. The Company currently has manufacturing operations, service centers and sales offices in New South Wales, Australia and Ontario, Canada. The Company has existing relationships with approximately 30 independent distributors worldwide covering Europe, South America, Asia and Australia. Historically, international sales have represented less than 15% of the Company's revenues but the Company believes that it is positioned to expand its international sales.

   Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York, Chicago, Las Vegas, Norcross, Georgia, Torrance, California, Ontario, Canada, Logan, Utah and New South Wales, Australia, as well as 60 satellite offices in the United States and Canada.

   The Company's equipment is both leased and sold. A majority of the electronic information display business revenues are from equipment rentals with current lease terms ranging from 30 days to ten years.

   The Company's revenues in 1996, 1995 and 1994 did not include any single customer that accounted for more than 10% of revenues.

MANUFACTURING AND OPERATIONS

   The Company's production facilities are located in Norwalk, Connecticut, Logan, Utah, Ontario, Canada and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products. Equipment orders generally have a lead time of 30 to 90 days depending on the size and type of the equipment, and material availability.

   All product lines are design engineered by the Company, and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, plastic molded parts, cable assemblies, and surface mount and through hole designed assemblies. The Company produces more than 100,000 board assemblies annually which are tested with the latest state of the art automated test equipment. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

   The Company also has the ability to rapidly modify its product lines. The Company's displays are designed with versatility in mind, enabling the Company to customize its displays to meet different application with a minimum of lead time. The Company's automated planning and purchasing department further enables it to secure raw materials in a timely fashion without maintaining excessive inventories. The Company also partners with large distributors via volume purchase agreements, giving it the benefit of a third party stocking its components ready for delivery on demand. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire a material amount of purchases directly from foreign suppliers, but certain components are manufactured by foreign sources.

SERVICE  AND SUPPORT

   The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's success. The Company provides turnkey installation and support for the products it leases or sells in the United States, Canada and Australia as part of the installation. The Company provides training to end users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides service to customers who lease equipment and offers installation and service to those who purchase equipment. In the markets the Company's distributors cover, the distributors offer support for the products they sell.

   Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed equipment base. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports facilities, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled sporting event. The Company also maintains a National Technical Services Center in the Atlanta, Georgia area which performs off-site equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area and unusual height of displays.

COMPETITION

   The Company supplies many of the large-scale electronic display products to the financial services industry and the race and sports book segment of the gaming industry in the United States. The Company's offer of short-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock and commodity and gaming displays in the United States, as well as one of the largest outdoor electronic signage service organizations in the country.

   The Company competes with a number of competitors, both larger and smaller than itself, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.

   The Company's motion picture theatres are subject to varying degrees of competition in the geographic areas in which they operate. In some areas, theatres operated by national circuits compete with the Company's theatres. The Company's theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.

THEATRE OPERATIONS

   The Company currently operates 31 screens in nine locations in the southwestern United States. This includes a twelve-plex theatre in Loveland, Colorado which was built in late 1995 through a 50% owned joint venture. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

INTELLECTUAL PROPERTY

   The Company owns or licenses a number of patents and holds a number of trademarks for its communications equipment and theatrical enterprises and considers such patents, trademarks and licenses important to its business.

EMPLOYEES

   The Company has approximately 530 employees as of February 28, 1997, of which 417 employees are related to the Company's electronics display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

ITEM 2.   PROPERTIES

   The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns the 102,000 square foot facility located at such site, of which approximately 14,000 square feet is currently leased to others. The balance of the building is occupied by the Company and is also used for engineering, production and assembly of its indoor displays and outdoor LED display products.

   The Company owns facilities in Ontario, Canada, Torrance, California and

Logan, Utah which it uses for administration, sales and service. The Ontario, Canada and Logan, Utah sites are also used as production and assembly facilities. In addition, the Company owns a facility in Norcross, Georgia which it uses as its National Technical Services Center from which it dispatches the Company's service technicians on a nationwide basis. The Company also leases ten premises throughout North America and in Australia for use as sales, service and/or administrative operations. Additionally, the Company owns the buildings and land in Santa Fe, New Mexico, Taos, New Mexico, and Durango, Colorado which house theatre operations.

   The Company leases seven premises for sales and service operations, leases five locations with motion picture operations and an office for its theatre operations. In addition, the Company also leases land in Lebanon, Pennsylvania on which it has a motion picture theatre building, which is subleased to a third party. The aggregate rental expense was $296,000, $238,000 and $267,000 for 1996, 1995 and 1994, respectively.

ITEM 3.   LEGAL PROCEEDINGS

   The Company is subject to legal proceedings and claims which arise in the ordinary course of business, certain of which claims are reimburseable to the Company from the Company's insurance carriers. In the opinion of management, the amount of ultimate liability with respect to these actions, after considering the related insurance reimbursements, will not have a material adverse affect on the consolidated financial statements of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

   (b) The Company had approximately 831 holders of record of its Common Stock and approximately 67 holders of record of its Class B Stock as of March 25, 1997.

   (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 1996. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

   (d) The range of Common Share prices on the American Stock Exchange are set forth in the following table:


                                    High              Low
                                    ----              ---
             1996

             First Quarter      $  9 5/8        $   8 1/8

             Second Quarter       16 1/2            8 5/8

             Third Quarter        14 7/8           10 1/2

             Fourth Quarter       13 3/4           10 7/8

             1995

             First Quarter      $     10        $   8 7/8

             Second Quarter        9 1/8          7 15/16

             Third Quarter         9 1/4          7 13/16

             Fourth Quarter            9                8



ITEM 6.   SELECTED FINANCIAL DATA

   (a) The following table sets forth selected consolidated financial data with respect to the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


          Years Ended                         1996        1995        1994           1993           1992
          -----------                         ----        ----        ----           ----           ----

                         (dollars in thousands, except share and per share amounts)
          Revenues                         $45,285     $37,791     $33,742        $35,799        $24,130

          Net income                         1,250       1,066       1,314 (1)        489 (2)        272

          Earnings per share:

            Primary                          $0.97       $0.85       $1.04 (1)      $0.39 (2)      $0.22

            Fully diluted                    $0.90       $0.81       $0.94 (1)          *              *

          Cash dividends per share:

            Common stock                     $0.14       $0.14       $0.14         $0.125          $0.12

            Class B stock                   $0.126      $0.126      $0.126        $0.1125         $0.108

          Shares outstanding at year end     1,264       1,254       1,248          1,248          1,250

          Total assets                     $84,031     $57,460     $53,307        $52,138        $50,826

          Long-term debt                    48,112      22,495      19,693         21,156         20,723

          Stockholders' equity              22,662      21,499      20,524         19,484         19,169

(1) 1994 reflects the positive impact of a settlement of a 1993 assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $360,000 (see note 2 below).
(2) 1993 reflects the impact of the assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $600,000.
* not dilutive

   (b) The following table sets forth quarterly financial data for the years ended December 31, 1996 and 1995:

          (Unaudited)

                Quarter Ended          March 31         June 30      September 30    December 31 (1)
                -------------          --------         -------      ------------    -----------
                                     (dollars in thousands, except per share amounts)
          1996
          Revenues                      $10,033         $10,591           $12,247        $12,414
          Gross profit                    3,969           4,080             4,579          5,152
          Income before income taxes        427             467               604            705
          Net income                        248             271               350            381
          Earnings per share:
            Primary                     $  0.20         $  0.21           $  0.27        $  0.29
            Fully diluted               $  0.19         $  0.20           $  0.25        $  0.26
          Cash dividends per share:
            Common stock                $ 0.035         $ 0.035           $ 0.035        $ 0.035
            Class B stock               $0.0315         $0.0315           $0.0315        $0.0315

          1995
          Revenues                      $ 9,379         $ 9,861           $ 9,641        $ 8,910
          Gross profit                    3,913           4,078             3,976          3,418
          Income before income taxes        340             390               532            577
          Net income                        197             226               309            334
          Earnings per share:
            Primary                     $  0.16         $  0.18           $  0.24        $  0.27
            Fully diluted                     *               *           $  0.23        $  0.24
          Cash dividends per share:
            Common stock                $ 0.035         $ 0.035           $ 0.035        $ 0.035
            Class B stock               $0.0315         $0.0315           $0.0315        $0.0315
__________

(1) Fourth quarter 1996 includes a favorable billing adjustment and a favorable adjustment to previously accrued expenses.
* not dilutive

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   The Company's total revenues for the year ended December 31, 1996 increased 19.8% to $45.3 million from $37.8 million for the year ended December 31, 1995. Revenues from equipment rentals and maintenance increased to $22.2 million in 1996 from $21.2 million in 1995 or 4.5%, primarily due to additional indoor equipment rentals and favorable billing adjustments, offset by the expected decline from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased $6.4 million or 51.6% in 1996, primarily due to increased sales of indoor displays, which included certain significant sales which are being recognized on the percentage of completion basis and increased sales of outdoor displays as a result of the acquisition of ISE in January 1995. Revenues from theatre receipts and other increased $160,000 or 3.8% in 1996, primarily attributable to increased concession sales at the theatres.

   Gross profit as a percentage of revenues was 39.3% in 1996 compared to 40.7% in 1995. Cost of equipment rentals and maintenance, which includes field service expenses, plant repair costs and depreciation, increased $807,000 or 7.1%, primarily due to operating expenses of the indoor displays. The cost of equipment rentals and maintenance represented 54.9% of related revenues in 1996 compared to 53.6% in 1995. Cost of equipment sales increased $4.1 million or 52.5%, primarily due to certain significant indoor display equipment sales, which due to the size of the orders had lower gross profit margins and increased sales of outdoor displays. During 1996, the gross profit margin was benefited by the allocation of certain fixed overhead costs over larger production volume. Due to the nature of the outdoor display market, the Company anticipates the gross profit margin to decline somewhat as it enters and increases its market share in new industry segments of the outdoor market. The cost of equipment sales represented 64.0% of related revenues in 1996 compared to 63.6% in 1995. Cost of theatre receipts and other, which includes film rental expenses, increased $164,000 or 5.1%. The cost of theatre receipts and other represented 76.4% of related revenues in 1996 compared to 75.4% in 1995.

   General and administrative expenses increased $1.7 million or 14.7%, primarily due to expanded sales and marketing efforts and increased payroll and benefits, partially offset by a favorable adjustment of previously accrued expenses. General and administrative expenses decreased as a percentage of revenues to 29.1% in 1996 compared to 30.4% in 1995.

   Interest income increased $25,000, primarily attributable to increased investments. Interest expense increased $121,000, primarily due to increased bank borrowing for general corporate purposes on the revolving credit facility. Other expense in 1996 relates to the operations of the theatre joint venture, MetroLux Theatres, which includes start up costs. Other income in 1995 was largely due to the sale of a theatre property in New Mexico.

   The effective tax rate was 43.2% in 1996 and 42.0% in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

   The Company's total revenues for the year ended December 31, 1995 increased 12.0% to $37.8 million in 1995 from $33.7 million for the year ended December 31, 1994. In January 1995, the Company acquired all the capital stock of ISE, a manufacturer of outdoor electronic displays. Operating results for 1995 include a full twelve months from this acquisition. Revenues from equipment rentals and maintenance decreased $447,000 or 2.1% during 1995, primarily due to the expected decline in revenues from the two acquisitions of outdoor lease and maintenance base portfolios from $11.7 million in 1994 to $10.8 million in 1995. Revenues from equipment sales increased $3.9 million or 45.5% in 1995. The increase was largely attributable to the revenues generated from the acquisition of ISE, which contributed $3.6 million in revenues in 1995. Revenues from theatre receipts and other increased $630,000 in 1995, primarily due to the inclusion of a full year of operations at the five-plex theatre in Durango, Colorado which opened in mid-1994.

   Gross profit as a percentage of revenues was 40.7% in 1995 compared to 42.5% in 1994. Cost of equipment rentals and maintenance decreased $571,000 or 4.8% in 1995, primarily due to a reduction in field service expenses. The cost of equipment rentals and maintenance represented 53.6% of related revenues in 1995 compared to 55.1% in 1994. Cost of equipment sales increased $3.2 million or 70.2% in 1995, primarily due to the acquisition of ISE. The cost of equipment sales represented 63.6% of related revenues in 1995 and 54.4% in 1994. The increase in costs is primarily due to the expected lower profit margins generated by ISE. Cost of theatre receipts and other increased $321,000 or 11.2% in 1995, primarily due to a full year of operations at the five-plex theatre in Durango, Colorado which opened in mid-1994. The cost of theatre receipts and other represented 75.4% of related revenues in 1995 and 79.7% in 1994.

   General and administrative expenses increased $471,000 or 4.3%, primarily due to the acquisition of ISE. General and administrative expenses decreased as a percentage of revenues to 30.4% in 1995, compared to 32.7% in 1994, primarily as a result of economies of scale.

   Interest income decreased $57,000 in 1995, primarily attributable to reduced investments which were utilized for acquisitions. Interest expense increased $845,000 during 1995, primarily as a result of the additional debt incurred relative to the acquisition of ISE, in addition to the lower interest expense recorded in 1994 as a result of a settlement of a prior year assessment of interest resulting from a 1986 state income tax audit. Other income in 1995 was largely due to the sale of a theatre property in New Mexico.

   The effective tax rate was 42.0% in 1995 and 36.3% in 1994. The increase in the effective tax rate for 1995 was due to a settlement of a 1986 state income tax audit in 1994, which lowered the effective tax rate in 1994.

ACCOUNTING STANDARDS

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " on January 1, 1996. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have an effect on the Company's consolidated financial position or results of operations.

   The Company also adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996. As provided for in the standard, the Company elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations for employee stock compensation measurement. See Note 15 - Stock Option Plans.

   The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company's primary sources of liquidity and capital resources has been cash flow from operations and bank borrowings. During 1996, the Company issued $27.5 million of 7 1/2% convertible subordinated notes due 2006. On January 14, 1997, the Underwriters exercised their over-allotment option, bringing the total amount outstanding to $31.625 million.

   The Company believes that cash generated from operations together with the net proceeds of the issuance of the 7 1/2% convertible subordinated notes will be sufficient to fund its anticipated future cash requirements. The net proceeds from the Notes were used, in part, to pay down certain of the Company's debt, which included prepayment of the 1997 principal amounts due under the credit facility, payment of the balance outstanding under the revolving credit facility and to call and retire the 9% convertible subordinated debentures.

   Cash and cash equivalents increased by $18.6 million in 1996 compared to a decrease of $1.7 million in 1995. At December 31, 1996, cash and cash equivalents consists primarily of investment-grade overnight repurchase agreements. The increase in 1996 was primarily due to the net proceeds of the issuance of the 7 1/2% convertible subordinated notes. The decrease in 1995 is primarily attributable to cash utilized to acquire ISE, repayment of its long-term debt and an investment in a theatre joint venture. This was offset by an increase of $1.1 million in deferred revenue and deposits, primarily due to prepayments of annual billings not yet recorded as revenue. Although receivables increased at December 31, 1996 compared to December 31, 1995, the Company continues to experience a favorable collection cycle on its trade receivables. At December 31, 1996, the Company had unbilled receivables relating to certain significant contracts being recognized on the percentage of completion basis.

   The Company entered into a Credit Agreement in August 1995 restructuring $15.6 million of indebtedness and a $4.0 million revolving credit facility with First Union Bank. The revolving credit facility was increased to $7.0 million during 1996 accessible through June 1998, which is fully available at December 31, 1996. During 1996, the revolving credit facility was supplemented by $3.0 million, which was available to the Company at the discretion of the bank, which expired January 31, 1997. The revolving credit facility has subsequently been reduced to $5.0 million as of January 31, 1997. The restructuring extended the terms at a variable rate of interest of LIBOR plus 175 basis points. Simultaneously, the Company entered into an interest rate swap for three years at a fixed rate of 7.86% for $15.6 million of notional value to mitigate the risk of the variable interest rate. The agreement relating to the Company's credit facility contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis. The Company is a guarantor of a $3.0 million term loan to MetroLux Theatres, the theatre joint venture. The owner of the non-related general partner of the joint venture has guaranteed their pro rata portion of the indebtedness to the Company.

   The Company is currently evaluating its previously established estimates of useful lives for its indoor and outdoor display rental equipment. Current and historical experience indicate the actual useful lives of such rental equipment may be in excess of those previously estimated.

   On March 3, 1997, the Company announced it had signed a letter of intent to acquire certain assets, including the sign catalog business and custom sign business from Fairtron Corporation of Des Moines, Iowa. Closing of the transaction is subject to negotiation and execution of definitive binding agreements and due diligence by the Company.
 .............................................................................
   The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements and supplementary financial information are set forth below:


Consolidated Statements of Income

Years Ended December 31                                              1996            1995            1994
---------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                           $22,162,000     $21,205,000     $21,652,000
  Equipment sales                                              18,741,000      12,364,000       8,498,000
  Theatre receipts and other                                    4,382,000       4,222,000       3,592,000
                                                               ------------------------------------------
    Total revenues                                             45,285,000      37,791,000      33,742,000
                                                               ------------------------------------------
Operating expenses:
  Cost of equipment rentals and maintenance                    12,165,000      11,358,000      11,929,000
  Cost of equipment sales                                      11,991,000       7,863,000       4,620,000
  Cost of theatre receipts and other                            3,349,000       3,185,000       2,864,000
                                                               ------------------------------------------
    Total operating expenses                                   27,505,000      22,406,000      19,413,000
                                                               ------------------------------------------
Gross profit from operations                                   17,780,000      15,385,000      14,329,000
General and administrative expenses                            13,184,000      11,494,000      11,023,000
                                                               ------------------------------------------
                                                                4,596,000       3,891,000       3,306,000

Interest income                                                   172,000         147,000         204,000
Interest expense                                               (2,412,000)     (2,291,000)     (1,446,000)
Other income (expense)                                           (153,000)         92,000             ---
                                                               ------------------------------------------
Income before income taxes                                      2,203,000       1,839,000       2,064,000
                                                               ------------------------------------------
Provision for income taxes:
  Current                                                         518,000         576,000         407,000
  Deferred                                                        435,000         197,000         343,000
                                                               ------------------------------------------
                                                                  953,000         773,000         750,000
                                                               ------------------------------------------
Net income                                                    $ 1,250,000     $ 1,066,000     $ 1,314,000
                                                               ------------------------------------------
Earnings per share:
  Primary                                                           $0.97           $0.85           $1.04
  Fully diluted                                                     $0.90           $0.81           $0.94
                                                               ------------------------------------------
Average common and common equivalent shares outstanding:
  Primary                                                       1,284,000       1,259,000       1,260,000
  Fully diluted                                                 1,697,000       1,643,000       1,943,000
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31                                                                               1996            1995
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $19,274,000     $   665,000
  Available-for-sale securities                                                           600,000         576,000
  Receivables                                                                           4,173,000       2,403,000
  Unbilled receivables                                                                  2,401,000             ---
  Inventories                                                                           1,775,000       1,900,000
  Prepaids and other current assets                                                       348,000         466,000
                                                                                       --------------------------
    Total current assets                                                               28,571,000       6,010,000
                                                                                       --------------------------
Rental equipment                                                                       52,417,000      47,043,000
  Less accumulated depreciation                                                        18,465,000      16,265,000
                                                                                       --------------------------
                                                                                       33,952,000      30,778,000
                                                                                       --------------------------
Property, plant and equipment                                                          21,655,000      20,913,000
  Less accumulated depreciation and amortization                                        6,973,000       5,921,000
                                                                                       --------------------------
                                                                                       14,682,000      14,992,000

Prepaids, intangibles and other                                                         4,772,000       4,081,000
Maintenance contracts, net                                                              1,270,000       1,599,000
Note receivable, joint venture (excludes $94,000 current portion)                         784,000             ---
                                                                                       --------------------------
                                                                                      $84,031,000     $57,460,000
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals                                                       $ 6,174,000     $ 4,804,000
  Income taxes payable                                                                    105,000         136,000
  Short-term borrowings                                                                       ---         500,000
  Current portion of long-term debt                                                       203,000       1,804,000
                                                                                       --------------------------
    Total current liabilities                                                           6,482,000       7,244,000
                                                                                       --------------------------
Long-term debt:
  9% convertible subordinated debentures due 2005                                       4,811,000       4,874,000
  9 1/2% subordinated debentures due 2012                                               1,057,000       1,057,000
  7 1/2% convertible subordinated notes due 2006                                       27,500,000             ---
  Notes payable                                                                        14,744,000      16,564,000
                                                                                       --------------------------
                                                                                       48,112,000      22,495,000

Deferred revenue and deposits                                                           3,029,000       2,621,000
Deferred income taxes                                                                   3,745,000       3,600,000
Minority interest                                                                           1,000           1,000
                                                                                       --------------------------
Stockholders' equity:
  Capital stock
    Preferred - $1 par value - 500,000 shares authorized
    Common - $1 par value - 5,500,000 shares authorized
      2,441,765 shares issued in 1996 and 2,436,268 in 1995                             2,442,000       2,436,000
    Class B - $1 par value - 1,000,000 shares authorized
      298,640 shares issued in 1996 and 304,137 in 1995                                   298,000         304,000
    Class A - $1 par value - 3,000,000 shares authorized
  Additional paid-in capital                                                           13,818,000      13,806,000
  Retained earnings                                                                    17,964,000      16,888,000
  Other                                                                                   (58,000)        (71,000)
                                                                                       --------------------------
                                                                                       34,464,000      33,363,000
  Less treasury stock - at cost - 1,476,552 shares in 1996 and 1,488,837 in 1995
    (excludes additional 298,640 shares held in 1996 and 304,137 in 1995
    for conversion of Class B stock)                                                   11,802,000      11,864,000
                                                                                       --------------------------
    Total stockholders' equity                                                         22,662,000      21,499,000
                                                                                       --------------------------
                                                                                      $84,031,000     $57,460,000
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31                                                                      1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                            $ 1,250,000    $1,066,000   $ 1,314,000
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         7,104,000     6,901,000     6,513,000
  Net loss of joint venture                                                               153,000           ---           ---
  Deferred income taxes                                                                   134,000       475,000      (188,000)
  Current deferred taxes                                                                      ---       192,000       230,000
  Minority interest                                                                           ---       (20,000)       20,000
  Changes in operating assets and liabilities:
    Receivables                                                                        (1,770,000)     (595,000)    1,062,000
    Unbilled receivables                                                               (2,401,000)          ---           ---
    Inventories                                                                           125,000      (361,000)       (3,000)
    Prepaids and other current assets                                                     212,000      (309,000)       42,000
    Prepaids, intangibles and other                                                    (1,526,000)      (78,000)      (85,000)
    Accounts payable and accruals                                                       1,370,000    (1,675,000)      370,000
    Income taxes payable                                                                  (31,000)      (62,000)      (48,000)
    Deferred revenue and deposits                                                          58,000     1,071,000     1,002,000
                                                                                       --------------------------------------
      Net cash provided by operating activities                                         4,678,000     6,605,000    10,229,000
                                                                                       --------------------------------------
Cash flows from investing activities
Purchases of rental equipment                                                          (8,156,000)   (5,932,000)   (5,276,000)
Purchases of property, plant and equipment                                             (1,102,000)   (1,749,000)   (3,187,000)
Payments for an acquisition                                                                   ---    (3,178,000)          ---
Proceeds from acquisition note receivable                                                     ---       658,000           ---
Sale of assets                                                                                ---       221,000        52,000
Proceeds from (investment in) joint venture                                               364,000      (480,000)      (12,000)
Loan to joint venture                                                                    (941,000)          ---           ---
Purchases of securities                                                                       ---      (494,000)   (3,470,000)
Proceeds from sale of securities                                                              ---     1,582,000     3,978,000
                                                                                       --------------------------------------
      Net cash (used in) investing activities                                          (9,835,000)   (9,372,000)   (7,915,000)
                                                                                       --------------------------------------
Cash flows from financing activities
Proceeds from long-term debt                                                           27,850,000     4,379,000     4,308,000
Repayment of long-term debt                                                            (3,421,000)   (3,655,000)   (2,163,000)
Proceeds from short-term borrowings                                                           ---       500,000           ---
Repayment of short-term borrowings                                                       (500,000)          ---           ---
Redemption of Company's 9% convertible subordinated debentures                                ---           ---    (3,080,000)
Proceeds from exercise of stock options and stock award                                    12,000        45,000           ---
Purchase of treasury stock                                                                 (1,000)       (1,000)       (1,000)
Cash dividends                                                                           (174,000)     (171,000)     (171,000)
                                                                                       --------------------------------------
      Net cash provided by (used in) financing activities                              23,766,000     1,097,000    (1,107,000)
                                                                                       --------------------------------------
Net increase (decrease) in cash and cash equivalents                                   18,609,000    (1,670,000)    1,207,000
Cash and cash equivalents at beginning of year                                            665,000     2,335,000     1,128,000
                                                                                       --------------------------------------
Cash and cash equivalents at end of year                                              $19,274,000    $  665,000   $ 2,335,000
-----------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $ 2,171,000    $1,851,000   $ 2,135,000
Interest received                                                                         180,000       176,000       214,000
Income taxes paid                                                                         749,000       661,000       756,000
-----------------------------------------------------------------------------------------------------------------------------

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

  Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. At December 31, 1996, cash equivalents include approximately $18.9 million investment-grade overnight repurchase agreements at a yield of 6.8% per annum.

  Available-for-sale securities: Available-for-sale securities consists of common and preferred stock holdings and are stated at fair value.

  Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value.

  Rental equipment and property, plant and equipment: These assets are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the leases. The estimated useful lives are as follows:

---------------------------------------------------------------------------
Rental equipment                                            5 to 15 years
Buildings and improvements                                 10 to 45 years
Machinery, fixtures and theatre equipment                   4 to 15 years
Leaseholds and improvements                                 2 to 12 years
---------------------------------------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

  Maintenance contracts: These assets are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method.

  Revenue recognition: Rental income from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreement. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. At December 31, 1996, the Company recorded unbilled receivables representing amounts due under these long-term equipment sales contracts which have not yet been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs. Revenue on equipment sales other than long-term equipment sales contracts are recognized upon shipment. Theatre receipts and other revenues are recognized at the time service is provided.

  Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.

  Earnings per share: Primary earnings per share of Common and Class B shares are based on the weighted average Common and Class B shares and common equivalent shares outstanding during the period. Common equivalents consist of options to purchase common stock, and their impact on earnings per share is measured by application of the "treasury stock" method. Fully diluted earnings per share assumes conversion of dilutive convertible debentures, convertible notes and the assumed exercise of all common equivalent shares. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

  Long-lived assets: The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. In accordance with the standard, the Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The adoption of the standard did not have an effect on the Company's consolidated financial position or results of operations.

  Stock-based compensation: The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on January 1 1996. As provided for in the standard, the Company elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations for employee stock compensation measurement. See Note 15 - Stock Option Plans.

  Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

2. AVAILABLE-FOR-SALE SECURITIES
Available-for-sale securities are carried at estimated fair values and the unrealized holding losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $58,000 and $71,000 were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 1996 and 1995, respectively.

  Available-for-sale securities consist of the following as of December 31, 1996 and 1995:

                                1996                          1995
                       ---------------------          ---------------------
                           Fair   Unrealized              Fair   Unrealized
                          Value         Loss             Value         Loss
---------------------------------------------------------------------------
Equity securities      $600,000      $58,000          $576,000      $71,000
---------------------------------------------------------------------------

3. INVENTORIES
Inventories consist of the following:

                                                          1996        1995
--------------------------------------------------------------------------
Raw materials and spare parts                       $1,074,000  $1,191,000
Work-in-process                                        186,000     181,000
Finished goods                                         515,000     528,000
                                                    ----------------------
                                                    $1,775,000  $1,900,000
--------------------------------------------------------------------------

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

                                                         1996         1995
--------------------------------------------------------------------------
Land, buildings and improvements                  $14,856,000  $14,767,000
Machinery, fixtures and equipment                   5,760,000    5,129,000
Leaseholds and improvements                         1,039,000    1,017,000
                                                  ------------------------
                                                  $21,655,000  $20,913,000
--------------------------------------------------------------------------

Land, buildings and equipment having a net book value of $12,020,000 and $12,292,000 at December 31, 1996 and 1995, respectively, were pledged as collateral under borrowing agreements.

5. PREPAIDS, INTANGIBLES AND OTHER
Prepaids, intangibles and other consist of the following:


                                                        1996          1995
--------------------------------------------------------------------------
Prepaids and other                                $  719,000    $1,005,000
Deferred debenture and note costs                  1,836,000       206,000
Deferred financing costs                             395,000       480,000
Acquisition costs                                     91,000        96,000
Deposits and advances                                 76,000        68,000
Patents                                              259,000       323,000
Goodwill and noncompete agreement                    890,000     1,105,000
Investment in joint ventures                          73,000       506,000
Long-term portion of officers' and
 employees' loans                                    433,000       292,000
                                                 -------------------------
                                                  $4,772,000    $4,081,000
--------------------------------------------------------------------------

Deferred debenture and note costs represents costs attributable to the 7 1/2% convertible subordinated notes, the 9% convertible subordinated debenture issue and the 9 1/2% subordinated debenture issue being amortized over the respective lives of the issues on a straight line basis, and are net of accumulated amortization of $692,000 and $670,000 at December 31, 1996 and 1995, respectively. Deferred financing costs represent costs attributable to financing agreements being amortized over the lives of the agreements on a straight line basis, and are net of accumulated amortization of $502,000 and $349,000 at December 31, 1996 and 1995, respectively. Acquisition costs represent the purchase price attributable to intangibles being amortized over 30 years on a straight line basis, and are net of accumulated amortization of $59,000 and $53,000 at December 31, 1996 and 1995, respectively. Patents represent costs attributable to engineering and design costs of outdoor products being amortized over 14 years on a straight line basis, and are net of accumulated amortization of $128,000 and $64,000 at December 31, 1996 and 1995, respectively. Goodwill and noncompete agreement are costs attributable to the purchase costs associated with the acquisition of ISE in January 1995. See Note 7 -- Acquisition. Goodwill is being amortized over 20 years on a straight line basis, and is net of accumulated amortization of $72,000 and $35,000 at December 31, 1996 and 1995, respectively. The noncompete agreement is being amortized over five years on a straight line basis, the term of the agreement, and is net of accumulated amortization of $196,000 and $96,000 at December 31, 1996 and 1995, respectively. Impairment of intangibles and their associated useful lives are evaluated quarterly based on recoverability of unamortized balances from expected future cash flows on an undiscounted basis. The investment in joint ventures is primarily an investment in MetroLux Theatres, a 12-plex theatre located in Loveland, Colorado.

6. MAINTENANCE CONTRACTS
Maintenance contracts represent the present value of contracts the Company has with customers to service their outdoor display equipment, which were acquired during 1993. These contracts are being amortized over their economic lives of eight to 15 years, on an accelerated method, which contemplates contract expiration, fall out and non-renewals and are net of accumulated amortization of $1,378,000 and $1,049,000 at December 31, 1996 and 1995, respectively.

7. ACQUISITION
During January 1995, the Company acquired all the capital stock of Integrated Systems Engineering, Inc. ("ISE"), which manufactures outdoor electronic signs, for a cash purchase price of approximately $2.7 million plus payment of noncompete and consulting fees. The payments for the acquisition are shown in the Consolidated Statements of Cash Flows net of $1.9 million of liabilities assumed.

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


Unaudited                                                       1994
--------------------------------------------------------------------
Revenues                                                 $38,284,000
Gross profit from operations                             $17,046,000
Net income                                                $1,439,000
Earnings per share -- primary                                  $1.14
Earnings per share -- fully diluted                            $1.00
--------------------------------------------------------------------

8. TAXES ON INCOME
The components of income tax expense are as follows:



Years ended December 31          1996           1995           1994
--------------------------------------------------------------------
Current:
  Federal                    $349,000       $490,000       $229,000
  State                       169,000         86,000        150,000
  Foreign                         ---            ---         28,000
                             --------------------------------------
                              518,000        576,000        407,000

Deferred:
  Federal                     386,000        157,000        311,000
  State                        49,000         40,000            ---
  Foreign                         ---            ---         32,000
                             --------------------------------------
                              435,000        197,000        343,000
                             --------------------------------------
Total income tax expense     $953,000       $773,000       $750,000
-------------------------------------------------------------------

1994 includes the favorable state tax settlement, which assessment was recorded in a prior year.

   Income taxes provided differed from the expected federal statutory rate of 34% as follows:


                                              1996        1995        1994
--------------------------------------------------------------------------
Statutory federal income tax rate             34.0%       34.0%       34.0%
State income taxes, net of federal benefit     6.5         4.5         8.1
Benefit of NOL                                 ---         ---        (6.4)
Other                                          2.7         3.5         0.6
                                              ----------------------------
     Effective income tax rate                43.2%       42.0%       36.3%
--------------------------------------------------------------------------

The tax effect of temporary differences giving rise to the Company's deferred tax provision are as follows:

                                              1996        1995        1994
--------------------------------------------------------------------------
Depreciation and amortization             $502,000    $ 49,000    $180,000
Pension actuarial gain                     (92,000)    (14,000)    (30,000)
Supplemental retirement plan               (21,000)    (15,000)   (143,000)
State income taxes                          32,000      27,000     478,000
Impact of NOL                                  ___     191,000      61,000
AMT credit                                     ---     (25,000)   (235,000)
Other                                       14,000     (16,000)     32,000
                                           -------------------------------
  Net deferred tax provision              $435,000    $197,000    $343,000
--------------------------------------------------------------------------

The tax effects of the items comprising the net deferred tax asset and liability at December 31, 1996 and 1995 in the Company's statement of financial position are as follows:

                                                          1996        1995
--------------------------------------------------------------------------
Long-term liability
  Deferred tax asset:
     Operating loss carryforwards                   $  120,000  $  175,000
     Excess financial reporting
       depreciation and
       amortization over tax
       depreciation and amortization                   442,000     331,000
     Acquisition costs not deducted
       for tax purposes                                 84,000      84,000
     Net pension cost not deducted
       for tax purposes                                161,000      52,000
     Supplemental retirement plan costs
       not deducted for tax purposes                    86,000      61,000
     Tax credit carryforwards                          477,000     397,000
     Unrealized holding losses not
       deducted for tax purposes                        47,000      58,000
     Bad debt expense not deducted
       for tax purposes                                 33,000      37,000
     Valuation allowance                              (224,000)   (232,000)
                                                     ---------------------
                                                     1,226,000     963,000
                                                     ---------------------
  Deferred tax liability:
     Excess tax depreciation over
       financial reporting depreciation              3,888,000   3,328,000
     Gain on purchases of Company's
       9% debentures not reported
       for tax purposes                                439,000     439,000
     Net pension benefit not
       reported for tax purposes                       373,000     373,000
     Foreign exchange gain not
       reported for tax purposes                        33,000      31,000
     State income taxes                                238,000     392,000
                                                     ---------------------
                                                     4,971,000   4,563,000
                                                     ---------------------
        Net deferred tax liability                  $3,745,000  $3,600,000
--------------------------------------------------------------------------

The valuation allowance changed by $8,000 and $170,000 for the year ended December 31, 1996 and 1995, respectively. The valuation allowance has been established for the amount of deferred tax assets which management estimates will more likely than not expire unused.

9. ACCOUNTS PAYABLE AND ACCRUALS
Accounts payable and accruals consist of the following:

                                                          1996        1995
--------------------------------------------------------------------------
 Accounts payable                                   $2,317,000  $1,730,000
 Interest payable                                      603,000     368,000
 Taxes payable                                         596,000     518,000
 Accruals                                            2,658,000   2,188,000
                                                     ---------------------
                                                    $6,174,000  $4,804,000
--------------------------------------------------------------------------

10. LONG-TERM DEBT
Long-term debt consists of the following:

                                                         1996         1995
--------------------------------------------------------------------------
 7 1/2% convertible subordinated
  notes due 2006                                  $27,500,000  $      ----
 9% convertible subordinated
  debentures due 2005                               4,811,000    4,874,000
 9 1/2% subordinated debentures
  due 2012                                          1,057,000    1,057,000
 Term loans -- bank, secured, due in
  quarterly installments through 2002              11,944,000   15,177,000
 Loan payable -- CDA, due in monthly
  installments through 2002 at 5.0%                   448,000      517,000
 Real estate mortgages -- secured, due
  in monthly and quarterly
  installments through 2015                         2,502,000    2,597,000
 Capital lease obligation -- secured,
  due in monthly installments
  through 1999 at 9.5%                                 53,000       77,000
                                                   -----------------------
                                                   48,315,000   24,299,000
 Less portion due within one year                     203,000    1,804,000
                                                   -----------------------
                                                  $48,112,000  $22,495,000
--------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

           1997         1998         1999         2000         2001
--------------------------------------------------------------------------
       $203,000   $2,658,000   $1,792,000   $2,695,000   $1,718,000
--------------------------------------------------------------------------

The Company issued $27.5 million of 7 1/2% convertible subordinated notes due 2006 (the "Notes") on December 19, 1996. Interest is payable semiannually on June 1 and December 1 of each year. The Notes are convertible into Common Stock of the Company at any time after 60 days following the date of initial issuance thereof and prior to maturity, at a conversion price of $14.013. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2001 at declining premiums. The Indenture agreement relating to the Notes contains certain financial covenants with which the Company must comply on a continuing basis, which among others includes a limitation on the incurrence of indebtedness of five times EBITDA plus $5.0 million. On January 14, 1997, the Underwriters exercised their over-allotment option, bringing the total amount outstanding to $31.625 million.

  During 1985, the Company issued $15.0 million of 9% convertible subordinated debentures due 2005. The debentures are redeemable at the option of the Company at par. An annual sinking fund requirement of $1,125,000 was to commence December 1, 1995; however, at its option, the Company is depositing with the Trustee debentures that have been repurchased and receive a credit against such required payments. During 1994, the Company called for redemption of approximately 39% of the outstanding debentures at 101.125% and redeemed $3.1 million. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $12.70 per share. The Company gave Notice of Redemption to redeem all of the outstanding debentures effective February 27, 1997, and will record a charge of $113,000 ($66,000 net of tax) for the unamortized portion of its financing costs in 1997.

  During 1994, the Company issued $1.1 million of 9 1/2% subordinated debentures due 2012. The debentures are redeemable at the option of the Company at declining premiums after December 1, 1999. An annual sinking fund requirement of $105,700 is to commence December 1, 2009.

  The Company entered into a Credit Agreement with First Union Bank of Connecticut in August 1995 restructuring $15.6 million of indebtedness and a $4.0 million revolving credit facility. The restructuring extended the term to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points (7.375% at December 31, 1996). Simultaneously, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreement relating to the Company's credit facility contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, which among others includes (1) the Company must maintain a fixed charge coverage ratio of 1.05 to 1.0, and (2) cash dividends may not exceed $750,000 in any year. At December 31, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank, having a notional value of $11.9 million. The resulting gain or loss on the swaps is included in interest expense. The agreements effectively change the Company's interest rate exposure on its $6.8 million floating rate installment note due quarterly through October 2002 to a fixed rate of 7.86% and its $5.1 million floating rate installment note due quarterly through July 2002 to a fixed rate of 7.86%. The notional value of the interest rate swap agreements are reduced quarterly with the installment payments on the notes and mature July 1, 1998. The aggregate cost to terminate the interest rate swap agreements at December 31, 1996 was $143,000. The Company is subject to credit loss in the event of nonperformance by other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

  The $4.0 million revolving credit facility was increased to $7.0 million during 1996, is at a variable rate of interest of LIBOR plus 200 basis points (7.5% at December 31, 1996) and is available until June 1998. At December 31, 1996, the Company had $7.0 million available under such agreement, but has been reduced to $5.0 million as of January 31, 1997. In the third quarter of 1996, the revolving credit facility was supplemented by a $3.0 million revolving facility available to the Company at the discretion of the bank, which expired January 31, 1997.

  The Company has a first mortgage on a four-plex theatre in Taos, New Mexico at an interest rate of prime plus 1% (9.25% at December 31, 1996) with a balloon payment of $837,000 in 1998 and a first mortgage on a five-plex theatre in Durango, Colorado at an interest rate of prime plus 1%, capped at 9% (9% at December 31, 1996) with a balloon payment of $920,000 in 2000.

  The fair value of the 7 1/2% convertible subordinated notes, the 9% convertible subordinated debentures and the 9 1/2% subordinated debentures are $27,500,000, $4,907,000 and $959,000, respectively, at December 31,
1996. The fair value of the remaining long-term debt approximates the carrying value.

  The theatrical joint venture, MetroLux Theatres, has a $3.0 million first mortgage on the 12-plex theatre located in Loveland, Colorado. The Company is the guarantor of the entire indebtedness. However, the owner of the non-related general partner of the joint venture has guaranteed their pro rata portion of the indebtedness to the Company.

11. STOCKHOLDERS' EQUITY
Changes in capital stock, additional paid-in capital, treasury stock and retained earnings and other for the three years ended December 31, 1996 are as follows:

                                          Common Stock                 Class B             Additional                    Retained
                                    -------------------------   -----------------------       Paid-in      Treasury      Earnings
                                          Shares       Amount       Shares       Amount       Capital         Stock     and Other
---------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993              2,433,465   $2,433,000      306,547     $307,000   $13,804,000  $(11,910,000)  $14,850,000
Net income                                   ---          ---          ---          ---           ---           ---     1,314,000
Cash dividends                               ---          ---          ---          ---           ---           ---      (171,000)
9% debentures conversion                     393        1,000          ---          ---         5,000           ---          ---
Unrealized holding losses                    ---          ---          ---          ---           ---           ---      (107,000)
Common stock acquired (131 shares)           ---          ---          ---          ---           ---        (1,000)          ---
Class B conversion to common stock         1,188        1,000       (1,188)      (2,000)          ---           ---           ---
                                       ------------------------------------------------------------------------------------------
Balance December 31, 1994              2,435,046    2,435,000      305,359      305,000    13,809,000   (11,911,000)   15,886,000
Net income                                   ---          ---          ---          ---           ---           ---     1,066,000
Cash dividends                               ---          ---          ---          ---           ---           ---      (171,000)
Unrealized holding gain                      ---          ---          ---          ---           ---           ---        36,000
Exercise of stock options                    ---          ---          ---          ---        (4,000)       40,000           ---
Common stock acquired (56 shares)            ---          ---          ---          ---           ---        (1,000)          ---
Common stock award                           ---          ---          ---          ---         1,000         8,000           ---
Class B conversion to common stock         1,222        1,000       (1,222)      (1,000)          ---           ---           ---
                                       -------------------------------------------------------------------------------------------
Balance December 31, 1995              2,436,268    2,436,000      304,137      304,000    13,806,000   (11,864,000)    16,817,000
Net income                                   ---          ---          ---          ---           ---           ---      1,250,000
Cash dividends                               ---          ---          ---          ---           ---           ---       (174,000)
9% debentures conversion                     ---          ---          ---          ---        23,000        40,000            ---
Unrealized holding gain                      ---          ---          ---          ---           ---           ---         13,000
Exercise of stock options                    ---          ---          ---          ---       (11,000)       23,000            ---
Common stock acquired (81 shares)            ---          ---          ---          ---           ---        (1,000)           ---
Class B conversion to common stock         5,497        6,000       (5,497)      (6,000)          ---           ---            ---
                                       -------------------------------------------------------------------------------------------
Balance December 31, 1996              2,441,765   $2,442,000      298,640     $298,000   $13,818,000   $(11,802,000)  $17,906,000
----------------------------------------------------------------------------------------------------------------------------------

During 1996, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 1996 and January 1997. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.

  During 1995, the stockholders approved 3 million shares of a new class of capital stock designated Class A Stock, $1.00 par value. The stock has no voting rights except as required by law and will receive a 10% higher dividend than the Common Stock. A Certificate of Amendment authorizing the Class A shares and adjusting the authorized shares of Common Stock to 5.5 million and Class B Stock to 1 million was filed during 1996. No specific issuance of Class A Stock is presently contemplated.

  At December 31, 1996, shares of Common Stock were reserved for as follows:

----------------------------------------------------------------------------
Conversion of 7 1/2% convertible subordinated notes               1,962,000
Conversion of 9% convertible subordinated debentures                777,000
Stock options                                                        85,000
----------------------------------------------------------------------------

12. LEASES
The Company occupies theatre and other premises under operating leases expiring at varying dates through 2007. Certain of the leases provide for the payment of real estate taxes and other occupancy costs. In addition, the Company has a long-term lease for a telephone system, which is classified as a capital lease.

  The following is a summary of future minimum lease payments due under capital and operating leases at December 31, 1996:

                                                  Capital       Operating
Year                                                Lease          Leases
-------------------------------------------------------------------------
1997                                              $30,000      $  297,000
1998                                               30,000         238,000
1999                                                7,000         197,000
2000                                                  ---         159,000
2001                                                  ---         130,000
Thereafter                                            ---         602,000
                                                  -----------------------
Total future minimum lease payments               $67,000      $1,623,000
Amount representing interest                       14,000      ----------
                                                   ------
Present value of net minimum
 lease payments                                    53,000
Current portion                                    24,000
                                                   ------
Long-term portion                                 $29,000
-------------------------------------------------------------------------

Total rent expense for all operating leases amounted to $296,000, $238,000, and $267,000 in 1996, 1995 and 1994, respectively. At December
31, 1996, sublease income of $55,000 is to be received on non-cancelable leases through 1997.

13. ENGINEERING DEVELOPMENT
Engineering development expense was $204,000, $172,000 and $238,000 for 1996, 1995 and 1994, respectively.


14. PENSION PLAN
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's funding policy is to contribute annually an amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits based on service to date, but also for those benefits expected to be earned in the future.

  The funded status of the plan at December 31, 1996 and 1995 are as follows:

                                                      1996         1995
-----------------------------------------------------------------------
Fair value of plan assets                       $4,389,000   $4,172,000
Actuarial present value of benefits for          ----------------------
  service rendered to date:
Accumulated benefits based on salaries
   to date, including vested benefits
   of $3,377,000 and $2,879,000 for
   1996 and 1995, respectively                   3,482,000    2,985,000
Additional benefits based on
   estimated future salary levels                1,396,000    1,286,000
                                                 ----------------------
Projected benefit obligation (PBO)               4,878,000    4,271,000
                                                 ----------------------
Plan assets less than PBO                         (489,000)     (99,000)
Unrecognized prior service cost                     20,000       22,000
Unrecognized net loss from past
   experience different from
   that assumed                                  1,033,000      952,000
Unrecognized net asset on
   January 1, 1985 being recognized
   over 13.38 years                                (52,000)     (92,000)
                                                 ----------------------
Prepaid pension cost                            $  512,000   $  783,000
-----------------------------------------------------------------------

The following items are components of the net pension cost for 1996:

-----------------------------------------------------------------------
Present value of benefits earned during the period            $355,000
Interest cost on projected benefit obligation                  318,000
Actual return on plan assets                                  (257,000)
Net amortization and deferral                                 (146,000)
                                                               -------
Net pension cost                                              $270,000
----------------------------------------------------------------------

Plan assets are invested in insurance company funds and $99,000 in the Company's 9 1/2% subordinated debentures. The weighted average discount rate used in determining the actuarial present value of the PBO was 7.5% in 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the PBO was 4.0% in 1996 and 1995. The expected long-term rate of return on assets was 9.5 % in 1996 and 1995.

  The Company provides supplemental retirement benefits for the Chief Executive Officer, during 1996, the Company accrued $63,000 for such benefits. At December 31, 1996 and 1995, respectively, the total liability accrued was $216,000 and $153,000.

  The Company's pension and supplemental pension costs for the years ended December 31, 1996, 1995 and 1994 were $353,000, $183,000 and $226,000, respectively.

  The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.

  As of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The standard requires the accrual of estimated costs of benefits to former or inactive employees after employment but before retirement. The Company did not accrue any additional liability for such benefits during 1996.

15. STOCK OPTION PLANS
The Company has five stock option plans. The 1995 Stock Option Plan and the 1992 Stock Option Plan reserved 100,000 and 50,000 shares of Common Stock, respectively, for issue to key employees. Stock Option Plan II terminated, and accordingly, additional shares cannot be granted under such plan, which originally reserved 50,000 shares of Common Stock. The Non-Employee Director Stock Option Plan reserved 30,000 shares of Common Stock for grant. The Non-Statutory Stock Option Plan Agreement reserved 12,500 shares of Common Stock for grant to the Chairman of the Board.

  Changes in the stock option plans are as follows:

                                                                    Weighted
                                        Number of Shares             Average
                              ---------------------------------     Exercise
                              Authorized    Granted   Available        Price
----------------------------------------------------------------------------
Balance December 31, 1993        101,900     80,500      21,400       $ 7.36
Terminated                        (3,500)    (8,000)      4,500         7.47
Granted                              ---     17,000     (17,000)        8.77
                                 -------------------------------------------
Balance December 31, 1994         98,400     89,500       8,900         7.62
Additional authorized shares      50,000        ---      50,000         ---
Terminated                       (19,700)   (25,200)      5,500         7.54
Granted                              ---     28,200     (28,200)        8.14
Exercised                         (5,000)    (5,000)        ---         7.23
                                 -------------------------------------------
Balance December 31, 1995        123,700     87,500      36,200         7.83
Additional authorized shares      65,000        ---      65,000          ---
Terminated                           ---     (1,500)      1,500         8.56
Granted                              ---      7,000      (7,000)       12.63
Exercised                         (8,406)    (8,406)        ---         6.71
                                 -------------------------------------------
Balance December 31, 1996        180,294     84,594      95,700       $ 8.33
----------------------------------------------------------------------------

Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. During 1996, an additional 50,000 shares were authorized under the 1995 Stock Option Plan. At December 31, 1996, under the 1995 Plan, options for 22,800 shares (granted in 1995) with an exercise price of $8.125 per share were outstanding, all of which were exercisable. No shares were exercised during 1996 and 1995. During 1996, options for 1,000 shares expired. At December 31, 1996, under the 1992 Plan, options for 40,794 shares (granted in 1995, 1994, 1993 and 1992) with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 1996, options for 7,406 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised, and options for 500 shares expired. During 1995, options for 1,300 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised and options for 1,000 shares expired. During 1994, options for 4,500 shares expired, no options were exercised.

  Under Stock Option Plan II, option prices must be at least 100% of the market value of the Common Stock at time of grant. Exercise periods are for six years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1995, all 19,700 options under the plan had terminated. During 1995, options for 2,200 shares (granted in 1989) with an exercise price of $7.625 per share were exercised. During 1994, options for 3,500 shares expired, no options were exercised.

  Under the Non-Employee Director Stock Option Plan, options must be at least 100% of the market value of the Common Stock at time of grant.
No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and options terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 1996, options for 8,500 shares (granted in 1996, 1995 and 1994) with exercise prices ranging from $8.625 to $12.625 per share were outstanding, 1,500 options were exercisable. During 1996, options for 1,000 shares (granted in 1994) with an exercise price of $9.6875 per share were exercised. During 1995, an option for 1,500 shares (granted in 1989) with an option price of $7.4375 per share was exercised. During 1995, options for 4,500 shares expired. No options were exercised during 1994.

  Under the Non-Statutory Stock Option Agreement, the option must be at least 100% of the market value of the Common Stock at time of grant. The exercise period is for ten years from date of grant. At December 31, 1996, an option for 12,500 shares (granted in 1993) with an exercise price of $7.50 per share was outstanding, which is exercisable. No options were exercised during 1996, 1995 and 1994.

  The following tables summarize information about stock options outstanding at December 31, 1996:

 Range of                         Weighted Average           Weighted
 Exercise             Number             Remaining            Average
 Prices          Outstanding      Contractual Life     Exercise Price
---------------------------------------------------------------------
 $6.31 -- $ 7.56      30,994                     4             $ 7.19
  7.57 --   8.63      37,200                     8               8.14
  8.64 --   9.69       9,400                     7               9.60
  9.70 --  12.63       7,000                     6              12.63
                    -------------------------------------------------
                      84,594                     6             $ 8.33
---------------------------------------------------------------------


 Range of                      Number                Weighted Average
 Exercise Prices          Exercisable                  Exercise Price
---------------------------------------------------------------------
 $6.31 -- $ 7.56               30,994                          $ 7.19
  7.57 --   8.63               37,200                            8.14
  8.64 --   9.69                9,400                            9.60
  9.70 --  12.63                    0                           12.63
                               --------------------------------------
                               77,594                          $ 7.94
---------------------------------------------------------------------

The estimated fair value of options granted during 1996 and 1995 were $4.15 and $2.67 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with accounting provisions of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

Net income applicable to common shareholders      1996              1995
------------------------------------------------------------------------
Primary:
    As reported                             $1,250,000        $1,066,000
    Pro forma                                1,223,000         1,047,000
------------------------------------------------------------------------

Net income per common and common equivalent share
------------------------------------------------------------------------
Primary:
    As reported                                  $0.97             $0.85
    Pro forma                                     0.95              0.83
Fully diluted:
    As reported                                   0.90              0.81
    Pro forma                                     0.88              0.80
------------------------------------------------------------------------

The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 1.2%, expected volatility of approximately 35%, risk free interest rate of approximately 6%, and expected lives of options granted of approximately four years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

16. COMMITMENTS AND CONTINGENCIES
The Company has employment agreements with certain executive officers which expire at various dates through December 2002. The aggregate commitment for future salaries at December 31, 1996, excluding bonuses, is approximately $4,513,000.

  During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development. This grant will be forgiven under certain circumstances, which includes attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, certain of which claims are reimburseable to the Company from the Company's insurance carriers. In the opinion of management, the amount of ultimate liability with respect to these actions, after considering the related insurance reimbursements, will not have a material adverse affect on the consolidated financial statements of the Company.

  On March 3, 1997, the Company announced it had signed a letter of intent to acquire certain assets, including the sign catalog business and custom sign business from Fairtron Corporation of Des Moines, Iowa. Closing of the transaction is subject to negotiation and execution of definitive binding agreements and due diligence by the Company.

17. BUSINESS SEGMENT DATA
The Company's operations have been classified into two business segments. The Communications Division designs, produces, leases, sells and services large-scale, multi-color, real-time electronic information displays for both indoor and outdoor use. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the southwestern United States and owns real estate used for both corporate and income-producing purposes in the United States and Canada.

  Information about the Company's operations in its two business segments for the three years ended December 31, 1996 is as follows:

                                       1996            1995             1994
----------------------------------------------------------------------------
Revenues
 Communications                 $40,903,000     $33,569,000      $30,150,000
 Entertainment
   and real estate                4,382,000       4,222,000        3,592,000
                                --------------------------------------------
                                $45,285,000     $37,791,000      $33,742,000
Operating income
 Communications                 $10,125,000     $ 9,500,000      $ 8,881,000
 Entertainment
   and real estate                  335,000         548,000          204,000
                                --------------------------------------------
                                 10,460,000      10,048,000        9,085,000
Other income                            ---          92,000              ---
General and
  administrative
  expenses                       (6,017,000)     (6,157,000)      (5,779,000)
Interest expense -- net          (2,240,000)     (2,144,000)      (1,242,000)
                                --------------------------------------------
Income before taxes             $ 2,203,000     $ 1,839,000      $ 2,064,000
                                --------------------------------------------
Assets
 Communications                 $58,096,000     $49,565,000      $42,684,000
 Entertainment
   and real estate                6,061,000       6,654,000        6,685,000
                                --------------------------------------------
Total identifiable assets        64,157,000      56,219,000       49,369,000
Cash and available-
  for-sale securities            19,874,000       1,241,000        3,938,000
                                --------------------------------------------
                                $84,031,000     $57,460,000      $53,307,000
                                --------------------------------------------
Depreciation and
  amortization
  Communications                $ 6,620,000     $ 6,403,000      $ 5,951,000
  Entertainment
    and real estate                 327,000         301,000          264,000
 General corporate                  157,000         197,000          298,000
                                --------------------------------------------
                                $ 7,104,000     $ 6,901,000      $ 6,513,000
                                --------------------------------------------
Capital expenditures
 Communications                 $ 9,157,000     $ 7,461,000      $ 6,240,000
 Entertainment
   and real estate                  101,000         220,000        2,223,000
                                --------------------------------------------
                                $ 9,258,000     $ 7,681,000      $ 8,463,000
----------------------------------------------------------------------------

General and administrative expenses consist of general corporate expenses not deemed to be operating expenses and have therefore not been allocated. No single customer accounted for 10% or more of total revenues in 1996, 1995 or 1994. Foreign revenues were less than 10% of revenues in 1996 and 1995 and were approximately 15% in 1994.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audits provide a reasonable basis for our opinion.
   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 28, 1997

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) The information required by this Item with respect to directors, is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

   (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

            Name                    Office                           Age
     ------------------       -----------------------------          ---
     Richard Brandt           Chairman of the Board                   69

     Victor Liss              Vice Chairman of the Board              60
                              President, Chief Executive
                              Officer and Director

     Michael R. Mulcahy       Executive Vice President                48

     Frank N. Daniels         Senior Vice President                   59

     Karl P. Hirschauer       Senior Vice President                   51

     Thomas F. Mahoney        Senior Vice President                   49

     Angela D. Toppi          Senior Vice President, Treasurer        41
                              Secretary and Chief Financial
                              Officer

   Messrs. Brandt, Liss and Daniels have been associated in an executive capacity with the Company for more than five years.

   Mr. Mulcahy was elected Executive Vice President in charge of sales, marketing and engineering operations on May 18, 1995 and has been employed by the Company since 1967. Mr. Mulcahy served as Senior Vice President in charge of sales between December 8, 1993 and May 18, 1995 and as Vice President in sales between 1989 and December 8, 1993.

   Mr. Hirschauer was elected Senior Vice President in charge of engineering and product development on December 8, 1993 and has been employed by the Company since 1980. Mr. Hirschauer served as Vice President in charge of engineering between 1984 and December 8, 1993.

   Mr. Mahoney was elected Senior Vice President in charge of sales on July 1, 1996 and has been employed by the Company since 1967. Mr. Mahoney served as Assistant Vice President in sales between December 1, 1994 and June 30, 1996.

   Ms. Toppi was elected Senior Vice President in charge of finance on September 29, 1995. Ms. Toppi has served as Secretary of the Company since July 23, 1992, Chief Financial Officer since March 19, 1992 and Treasurer since 1988.

   (c) The information required by Item 405 of Regulation S-K is incorporated herein by reference to the Section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

   (a) The following documents are filed as part of this report:

     (1)  Financial Statements:
          Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.
          Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.
          Independent Auditors' Report

   Individual financial statements for two 50% owned entities accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

     (2) Schedules:  None

     (3) Exhibits included herein:

          3(a) Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

           (b)   By-Laws of the Registrant (incorporated by reference Exhibit
                 3.2 of Registration No.  333-15481).

          4(a) Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of
                 Schedule 13E-4 Amendment No.  2 dated December 23, 1994).

           (b) Indenture dated as of December 1, 1996 (form of said indenture is incorporated by reference to Exhibit 4.2 of Registration No. 333-15481).

         10.1 Form of Indemnity Agreement -- Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

         10.2 Form of Indemnity Agreement -- Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

         10.3 Amended and Restated Pension Plan dated August 14, 1996, included herein.

         10.4(a) 1989 Non-Employee Director Stock Option Plan, as amended
                 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 1996).

             (b) 1992 Stock Option Plan (incorporated by reference to Proxy
                 Statement dated April 3, 1992).

             (c) Richard Brandt Stock Option Agreement dated January 1, 1993
                 (incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1992).

             (d) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 22, 1996).

         10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1995). First Amendment Agreement (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 1996). Letter Amendment dated August 12, 1996 (incorporated by reference to Exhibit 10(b) of Form 10-Q for the quarter ended June 30, 1996). Second Amendment Agreement (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 1996).

         10.6 Employment Agreement with Richard Brandt dated August 16, 1996 (incorporated by reference to Exhibit 10.3 in Registration No. 333-15481).

         10.7 Employment Agreement with Victor Liss dated as of January 1, 1997, included herewith.

         10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1994 (incorporated by reference to Exhibit 28(d) of Form 10-Q for the quarter ended September 30, 1994). Amendment No. One to Employment Agreement dated June 1, 1995 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1995).

         10.9 Employment Agreement with Frank Daniels dated as of January 1, 1997, included herewith.

         10.10 Employment Agreement with Karl Hirschauer dated as of January 1, 1997, included herewith.

         10.11 Employment Agreement with Thomas F. Mahoney dated as of June 1, 1996 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1996).

         10.12 Employment Agreement with Angela Toppi dated as of January 1, 1997, included herewith.

         10.13 Asset Purchase Agreement between Trans-Lux Consulting Corporation and American Electronic Displays, L.P. dated July 9, 1992 (incorporated by reference to Form 8-K filed July 13, 1992). Amendment to Asset Purchase Agreement dated as of August 21, 1992 (incorporated by reference to Form 8-K filed August 28, 1992). Bankruptcy Court order approving sale (incorporated by reference to Form 8-K filed August 28, 1992).

         10.14 Asset Purchase Agreement between Trans-Lux Sign Corporation and Indicator Maintenance Corporation dated August 4, 1993 (incorporated by reference to Exhibit 28(b) of Form 10-Q for the quarter ended September 30, 1993).

         10.15 Agreement between Trans-Lux ISE Corporation and the Stockholders of Integrated Systems Engineering, Inc. dated as of January 17, 1995 (incorporated by reference to Exhibit 28(a) of Form 8-K filed January 23, 1995).

         10.16 Agreement with Nottingham Partners, Deerfield Partners, Jonathan P. Schwartz and Nathaniel B. Guild dated April 4, 1991 (incorporated by reference to Exhibit 28(a) of Form 8-K filed April 9, 1991).

         10.17 Agreement with Baupost Group, Inc. and Baupost Partners dated April 4, 1991 (incorporated by reference to Exhibit 28(b) of Form 8-K filed April 9, 1991).

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




                              TRANS-LUX CORPORATION


                              by /s/ Angela D. Toppi
                                 -------------------------
                                 Angela D. Toppi
                                 Senior Vice President and
                                 Chief Financial Officer


                              by /s/ Robert A. Carroll
                                 -------------------------
                                 Robert A. Carroll
                                 Controller and Chief Accounting Officer












Dated:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ Richard Brandt                                      March 31, 1997
--------------------------------------
Richard Brandt, Chairman of the Board


/s/ Victor Liss                                         March 31, 1997
-------------------------------------
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer


/s/ Steven Baruch                                       March 31, 1997
--------------------------------------
Steven Baruch, Director


/s/ Jean Firstenberg                                    March 31, 1997
--------------------------------------
Jean Firstenberg, Director


/s/ Allan Fromme                                        March 31, 1997
--------------------------------------
Allan Fromme, PhD, Director


/s/ Robert Greenes                                      March 31, 1997
--------------------------------------
Robert Greenes, Director


/s/ Eugene Jankowski                                    March 31, 1997
--------------------------------------
Eugene Jankowski, Director


/s/ Howard S. Modlin                                    March 31, 1997
--------------------------------------
Howard S. Modlin, Director