Form 10-Q
period 1997-03-31
TRANS LUX CORP
filed 1997-05-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 1997
                               --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from __________________ to_______________


Commission file number 1-2257
                       ------

                            TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-1394750
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   110 Richards Avenue, Norwalk, CT                             06856-5090
----------------------------------------                        -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                         Class                        Shares Outstanding
--------            -------------------------------         ------------------

05/12/97            Common Stock - $1.00 Par Value               984,140
05/12/97            Class B Stock - $1.00 Par Value              298,640
                    (Immediately convertible into a
                    like number of shares of Common
                    Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index



Part I - Financial Information                                        Page No.

         Consolidated Balance Sheets - March 31, 1997 (unaudited)
         and December 31, 1996                                            1

         Consolidated Statements of Stockholders' Equity -
         March 31, 1997 (unaudited) and December 31, 1996                 2

         Consolidated Statements of Income - Three Months Ended
         March 31, 1997 and 1996 (unaudited)                              3

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1997 and 1996 (unaudited)                        4

         Notes to Consolidated Financial Statements (unaudited)           5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6


Part II - Other Information

         Item 6. Exhibits and reports on Form 8-K                         8

         Signatures                                                       8






                               Part I - FINANCIAL INFORMATION
                               ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                   March 31         December 31
  ASSETS                                                             1997              1996
  ------                                                          ------------      ------------
  Current assets:                                                   (unaudited)
    Cash and cash equivalents                                       $3,575,000       $19,274,000
    Available-for-sale securities                                   15,183,000           600,000
    Receivables                                                      5,043,000         4,173,000
    Unbilled receivables                                               783,000         2,401,000
    Inventories                                                      1,848,000         1,775,000
    Prepaids and other current assets                                  313,000           348,000
                                                                   -----------       -----------
      Total current assets                                          26,745,000        28,571,000
                                                                   -----------       -----------
  Rental equipment                                                  55,760,000        52,417,000
    Less accumulated depreciation                                   19,620,000        18,465,000
                                                                   -----------       -----------
                                                                    36,140,000        33,952,000
                                                                   -----------       -----------
  Property, plant and equipment                                     22,279,000        21,655,000
    Less accumulated depreciation and amortization                   7,313,000         6,973,000
                                                                   -----------       -----------
                                                                    14,966,000        14,682,000
  Prepaids, intangibles and other                                    4,742,000         4,772,000
  Maintenance contracts, net                                         1,204,000         1,270,000
  Note receivable, joint venture (excludes
     $94,000 current portion)                                          761,000           784,000
                                                                   -----------       -----------
                                                                   $84,558,000       $84,031,000
                                                                   ===========       ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Accounts payable and accruals                                   $6,071,000        $6,174,000
    Income taxes payable                                                23,000           105,000
    Current portion of long-term debt                                  611,000           203,000
                                                                   -----------       -----------
      Total current liabilities                                      6,705,000         6,482,000
                                                                   -----------       -----------
  Long-term debt:
    9% convertible subordinated debentures due 2005                       ----         4,811,000
    9.5% subordinated debentures due 2012                            1,057,000         1,057,000
    7.5% convertible subordinated notes due 2006                    31,625,000        27,500,000
    Notes payable                                                   14,287,000        14,744,000
                                                                   -----------       -----------
                                                                    46,969,000        48,112,000
  Deferred revenue and deposits                                      4,410,000         3,029,000
  Deferred income taxes                                              3,487,000         3,745,000
  Minority interest                                                      1,000             1,000


  Stockholders' equity                                              22,986,000        22,662,000
                                                                   -----------       -----------
                                                                   $84,558,000       $84,031,000
                                                                   ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.




                                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                     March 31     December 31
                                                                                       1997           1996
                                                                                   -----------    -----------
                                                                                   (unaudited)
  Capital stock:
  Preferred - $1.00 par value
              Authorized - 500,000 shares
              Issued - none
  Common - $1.00 par value
              Authorized - 5,500,000 shares
              Issued - 2,441,765 shares in 1997 and 2,441,765 in 1996               $2,442,000    $2,442,000
  Class B - $1.00 par value
              Authorized - 1,000,000 shares
              Issued - 298,640 shares in 1997 and 298,640 in 1996                      298,000       298,000
  Class A - $1.00 par value
              Authorized - 3,000,000 shares
              Issued - none
  Additional paid-in capital                                                        13,907,000    13,818,000
  Retained earnings                                                                 18,192,000    17,964,000
  Other                                                                               (202,000)      (58,000)
                                                                                   -----------   -----------
                                                                                    34,637,000    34,464,000

  Less treasury stock - at cost
             1,457,656 shares in 1997 and 1,476,552 in 1996
             (excludes additional 298,640 shares held in 1997 and 298,640 in
              1996 for conversion of Class B stock)                                 11,651,000    11,802,000
                                                                                   -----------   -----------
  Total stockholders' equity                                                       $22,986,000   $22,662,000
                                                                                   ===========   ===========



                         THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                   EQUITY ARE AS FOLLOWS:




                                                               Additional
                                        Common      Class       Paid-in      Retained                  Treasury
                                         Stock     B Stock      Capital      Earnings      Other        Stock
                                        ------     -------     ----------    --------      -----       --------
  December 31, 1996                   $2,442,000   $298,000   $13,818,000   $17,964,000   ($58,000)   ($11,802,000)

  1/1/97 - 3/31/97: (unaudited)                                                 271,000
  Net income
  Cash dividends                                                                (43,000)
  Unrealized holding losses                                                               (144,000)
  9% debentures conversion                                         89,000                                  151,000
                                      ----------   --------   -----------   -----------  ----------   -------------
  March 31, 1997                      $2,442,000   $298,000   $13,907,000   $18,192,000  ($202,000)   ($11,651,000)
                                      ==========   ========   ===========   ===========  ==========   =============

  The accompanying notes are an integral part of these consolidated financial statements.


                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                          (unaudited)
                                                      FOR THE THREE MONTHS
                                                          ENDED MARCH 31
                                                      ---------------------
                                                       1997           1996
                                                      ------         ------
  Revenues:
    Equipment rentals and maintenance             $ 5,836,000    $ 5,388,000
    Equipment sales                                 3,504,000      3,619,000
    Theatre receipts and other                      1,208,000      1,026,000
                                                   ----------     ----------
       Total revenues                              10,548,000     10,033,000
                                                   ----------     ----------
  Operating expenses:
    Cost of equipment rentals and maintenance       2,870,000      2,902,000
    Cost of equipment sales                         2,185,000      2,327,000
    Cost of theatre receipts and other                875,000        802,000
                                                   ----------     ----------
       Total operating expenses                     5,930,000      6,031,000
                                                   ----------     ----------
  Gross profit from operations                      4,618,000      4,002,000
  General and administrative expenses               3,352,000      3,012,000
                                                   ----------     ----------
                                                    1,266,000        990,000
  Interest income                                     368,000         17,000
  Interest expense                                 (1,181,000)      (547,000)
  Other income (expense)                               22,000        (33,000)
                                                   ----------     ----------
  Income before income taxes                          475,000        427,000
                                                   ----------     ----------
  Provision for income taxes:
    Current                                           137,000        143,000
    Deferred                                           67,000         36,000
                                                   ----------     ----------
                                                      204,000        179,000
                                                   ----------     ----------
  Net income                                      $   271,000    $   248,000
                                                   ===========    ==========

  Earnings per share:
    Primary                                       $      0.21    $      0.20
    Fully diluted                                 $      0.20    $      0.19

  Average common and common equivalent
    shares outstanding:
       Primary                                      1,298,000      1,263,000
       Fully diluted                                3,755,000      1,647,000

  Cash dividends per share:
    Common stock                                  $     0.035    $     0.035
    Class B stock                                 $    0.0315    $    0.0315

  The accompanying notes are an integral part of these consolidated financial sta


                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31
                                                                            1997           1996
                                                                       ------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $   271,000    $   248,000
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    1,773,000      1,783,000
      Net (income) loss of joint venture                                 (22,000)        33,000
      Deferred income taxes                                             (139,000)        20,000
      Changes in operating assets and liabilities:
        Receivables                                                     (870,000)      (670,000)
        Unbilled receivables                                           1,618,000           ----
        Inventories                                                      (73,000)       (32,000)
        Prepaids and other current assets                                 35,000         87,000
        Prepaids, intangibles and other                                 (160,000)      (127,000)
        Accounts payable and accruals                                   (121,000)        67,000
        Income taxes payable                                             (82,000)       (76,000)
        Deferred revenue and deposits                                  1,381,000        (18,000)
                                                                      -------------------------
      Net cash provided by operating activities                        3,611,000      1,315,000
                                                                      -------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of rental equipment                                       (3,343,000)    (2,295,000)
  Purchases of property, plant and equipment                            (624,000)      (224,000)
  Purchases of securities                                            (14,846,000)          ----
  Proceeds from joint venture                                             23,000           ----
                                                                      -------------------------
      Net cash (used in) investing activities                        (18,790,000)    (2,519,000)
                                                                      -------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                         4,125,000           ----
  Proceeds from short-term borrowings                                       ----      1,200,000
  Repayment of long-term debt                                            (49,000)      (450,000)
  Redemption of Company's 9% convertible subordinated debentures      (4,553,000)          ----
  Cash dividends                                                         (43,000)       (42,000)
                                                                      -------------------------
      Net cash provided by (used in) financing activities               (520,000)       708,000
                                                                      -------------------------
  Net decrease in cash and cash equivalents                          (15,699,000)      (496,000)

  Cash and cash equivalents at beginning of year                      19,274,000        665,000
                                                                      -------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,575,000    $   169,000
                                                                      =========================
  Interest paid                                                      $   444,000    $   368,000
  Interest received                                                      126,000         21,000
  Income taxes paid                                                      415,000        216,000
                                                                      -------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1997 was $204,000 of which $137,000 and $67,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the three months ended March 31, 1997.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following:

                                        March 31,     December 31,
                                          1997           1996
                                        ---------     ------------
Prepaids and other                     $  727,000       $  719,000
Deferred debenture and note costs       1,864,000        1,836,000
Deferred financing costs                  357,000          395,000
Acquisition costs                          90,000           91,000
Deposits and advances                      77,000           76,000
Patents                                   244,000          259,000
Goodwill and noncompete agreement         861,000          890,000
Investment in joint ventures               95,000           73,000
Long-term portion of officers' and
 employees' loans                         427,000          433,000
                                       ----------       ----------
                                       $4,742,000       $4,772,000
                                       ==========       ==========
Note 4 - Change in Estimate

The Company reevaluated its previously established estimates of the useful lives of its indoor and outdoor display rental equipment. Current estimates based on use and experience indicate that the actual useful lives of the rental equipment are longer than previously estimated. Accordingly, the Company increased the depreciable lives of its rental equipment effective January 1, 1997, which had a favorable impact of approximately $250,000 on income before income taxes during the first quarter. There was a favorable impact of $0.11 and $0.04 on primary and fully diluted earnings per share, respectively, as a result of the change in estimate.

Note 5 - Earnings per Share

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The pro forma earnings per share for the three months ended March 31, 1997 is as follows:


          Basic                 $0.21

          Diluted               $0.19


Note 6 - Subsequent Event

On May 1, 1997, a wholly-owned subsidiary, Trans-Lux Midwest Corporation, acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation, an Iowa corporation located in Des Moines, Iowa, which manufactures scoreboard and related signs, pursuant to an agreement for a cash purchase price of $450,000, noncompete and consulting fees, assumption of debt and contingent additional purchase price of $250,000 for an approximate total purchase price of $7.3 million. Current assets acquired, net of cash received, include approximately $3.8 million net book value of accounts receivable and inventory. Fixed assets acquired include land, building, leasehold, machinery and equipment, and intellectual property. The total cash purchase price is subject to adjustment based on the April 30, 1997 balance sheet, as provided for in the Purchase of Assets Agreement.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company's total revenues for the three months ended March 31, 1997 increased 5.1% to $10.5 million from $10.0 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $448,000 or 8.3% in 1997, primarily due to the increase in new indoor display rentals and maintenance contracts. Revenues from equipment sales decreased $115,000 or 3.2% in 1997, primarily due to a decrease in indoor equipment sales, somewhat offset by an increase in the sales of sports scoreboards. Revenues from theatre receipts and other increased $182,000 or 17.7% in 1997, primarily attributable to increased attendance at the theatres.

Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance and depreciation, decreased by $32,000 or 1.1% in 1997, due to a favorable impact of $250,000 as a result of a change in the estimate of the useful lives of the rental equipment from eight to ten years for the indoor rental equipment and from ten to 15 years for the outdoor rental equipment, somewhat offset by an increase in installation costs. The cost of equipment rentals and maintenance represented 49.2% of related revenues for the three months ended March 31, 1997 compared to 53.9% in 1996. Cost of equipment sales decreased $142,000 or 6.1% in 1997, primarily due to reduced equipment sales. The cost of equipment sales represented 62.4% of related revenues for the three months ended March 31, 1997 compared to 64.3% in 1996. Cost of theatre receipts and other, which includes film rental expenses, increased $73,000 or 9.1% in 1997, primarily due to increased film rental costs, which are based on box office receipts. The cost of theatre receipts and other represented 72.4% of related revenues for the three months ended March 31, 1997 compared to 78.1% in 1996.

General and administrative expenses increased by $340,000 or 11.3%, primarily due to expanded sales efforts and increased payroll and benefits costs.

Interest income increased by $351,000, primarily attributable to additional investments as a result of the issuance of the 7 1/2% convertible subordinated notes due 2006 ("7 1/2% Notes"). Interest expense increased by $634,000, primarily due to the issuance of the 7 1/2% Notes and a charge of approximately $113,000 for the unamortized portion of the financing costs pertaining to the call of the 9% convertible subordinated debentures. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres.

The effective tax rate at March 31, 1997 and 1996 was 43.0% and 42.0%, respectively

Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's financial position.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and bank borrowings. During late 1996, the Company issued $27.5 million of the 7 1/2% Notes. On January 14, 1997 the Underwriter exercised its over-allotment option, bringing the total amount outstanding to $31.6 million.

The Company believes that cash generated from operations together with the proceeds from the issuance of the 7 1/2% Notes will be sufficient to fund its anticipated further cash requirements. The Company also has a $5.0 million revolving credit facility accessible through June 1998, all of which is available as of March 31, 1997. The revolving credit facility was reduced to $5.0 million from $7.0 million at January 31, 1997 at the Company's request.
The net proceeds of the 7 1/2% Notes were used, in part, to pay down certain of the Company's debt, which included prepayment of the 1997 principal amounts due under the credit facility, payment of the balance outstanding under the revolving credit facility and to call and retire the 9% convertible subordinated debentures.

Cash and cash equivalents decreased by $15.7 million for the three months ended March 31, 1997 compared to a decrease of $496,000 in 1996. The decrease in 1997 is primarily attributable to the investment of $14.8 million of the net proceeds of the 7 1/2% Notes in available-for-sale securities and cash utilized for investment in rental equipment offset by an increase in unbilled receivables related to certain significant contracts being recognized on the percentage of completion basis and an increase in deferred revenue and deposits primarily related to prepayments of annual billings not yet recorded as revenue. The decrease in cash and cash equivalents for the three months ended March 31, 1996 was largely attributable to cash utilized for investment in rental equipment and an increase in accounts receivable which was attributable to the timing of large equipment sales.

The regular quarterly cash dividend for the first quarter of 1997 of $0.035 per share on the Company's Common Stock and $0.315 per share on the Company's Class B Stock was declared by the Board of Directors on March 14, 1997 payable to stockholders of record as of March 24, 1997 and was paid April 15, 1997.

On May 1, 1997, the Company acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation, an Iowa corporation located in Des Moines, Iowa, which manufactures scoreboard and related signs, pursuant to an agreement for a cash purchase price of $450,000, noncompete and consulting fees, assumption of debt and contingent additional purchase price of $250,000 for an approximate total purchase price of $7.3 million. Current assets acquired, net of cash received, include approximately $3.8 million net book value of accounts receivable and inventory. Fixed assets acquired include land, building, leasehold, machinery and equipment, and intellectual property. The total cash purchase price is subject to adjustment based on the April 30, 1997 balance sheet, as provided for in the Purchase of Assets Agreement.
-------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.
-------------------------------------------------------------------------------


                          Part II - Other Information
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

          (a)  Exhibits

               11   Computation of Earnings Per Share.

               27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

          (b) No reports on Form 8-K were filed during the quarter covered by this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TRANS-LUX CORPORATION
                              ---------------------
                                   (Registrant)
Date: May 14, 1997

                              by /s/ Angela D. Toppi
                                --------------------------
                                 Angela D. Toppi
                                 Senior Vice President and
                                 Chief Financial Officer


                              by /s/ Robert A. Carroll
                                --------------------------
                                 Robert A. Carroll
                                 Chief Accounting Officer