Form 10-Q
period 1997-06-30
TRANS LUX CORP
filed 1997-08-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1997
                               -------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from --------- to ---------


Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
            -----------------------------------------------------
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


------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ------        -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                         Class                      Shares Outstanding
--------            -------------------------------       ------------------

08/11/97            Common Stock - $1.00 Par Value               985,121
08/11/97            Class B Stock - $1.00 Par Value              298,640
                    (Immediately convertible into a
                    like number of shares of Common
                    Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index



Part I - Financial Information                                        Page No.

         Consolidated Balance Sheets - June 30, 1997 (unaudited)
         and December 31, 1996                                            1

         Consolidated Statements of Stockholders' Equity -
         June 30, 1997 (unaudited) and December 31, 1996                  2

         Consolidated Statements of Income - Three and Six
         Months Ended June 30, 1997 and 1996 (unaudited)                  3

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1997 and 1996 (unaudited)                         4

         Notes to Consolidated Financial Statements (unaudited)           5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7


Part II - Other Information

         Item 4. Submission of Matters to a Vote of Stockholders         10

         Item 6. Exhibits and Reports on Form 8-K                        11

         Signatures                                                      11

                            Part I - FINANCIAL INFORMATION
                            ------------------------------

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                     June 30         December 31
  ASSETS                                                               1997              1996
  ------                                                            ----------       -----------
                                                                    (unaudited)
  Current assets:
    Cash and cash equivalents                                      $   529,000       $19,274,000
    Available-for-sale securities                                   13,252,000           600,000
    Receivables                                                      7,255,000         4,173,000
    Unbilled receivables                                               542,000         2,401,000
    Inventories                                                      4,524,000         1,775,000
    Prepaids and other current assets                                  389,000           348,000
                                                                    ----------        ----------
      Total current assets                                          26,491,000        28,571,000
                                                                    ----------        ----------
  Rental equipment                                                  58,007,000        52,417,000
    Less accumulated depreciation                                   20,745,000        18,465,000
                                                                    ----------        ----------
                                                                    37,262,000        33,952,000
                                                                    ----------        ----------
  Property, plant and equipment                                     24,334,000        21,655,000
    Less accumulated depreciation and amortization                   7,665,000         6,973,000
                                                                    ----------        ----------
                                                                    16,669,000        14,682,000
  Prepaids, intangibles and other                                    5,646,000         4,772,000
  Maintenance contracts, net                                         1,138,000         1,270,000
  Note receivable, joint venture (excludes $94,000
    current portion)                                                   737,000           784,000
                                                                    ----------        ----------
                                                                   $87,943,000       $84,031,000
                                                                    ==========        ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Accounts payable and accruals                                  $ 6,413,000       $ 6,175,000
    Income taxes payable                                               149,000           105,000
    Current portion of long-term debt                                1,055,000           203,000
                                                                    ----------        ----------
      Total current liabilities                                      7,617,000         6,483,000
                                                                    ----------        ----------
  Long-term debt:
    9% convertible subordinated debentures due 2005                       ----         4,811,000
    9.5% subordinated debentures due 2012                            1,057,000         1,057,000
    7.5% convertible subordinated notes due 2006                    31,625,000        27,500,000
    Notes payable                                                   17,109,000        14,744,000
                                                                    ----------        ----------
                                                                    49,791,000        48,112,000
  Deferred revenue, deposits and other                               3,528,000         3,029,000
  Deferred income taxes                                              3,614,000         3,745,000

  Stockholders' equity                                              23,393,000        22,662,000
                                                                    ----------        ----------
                                                                   $87,943,000       $84,031,000
                                                                    ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       June 30     December 31
                                                                                                         1997          1996
                                                                                                     ------------  -----------
                                                                                                     (unaudited)
  Capital stock:
  Preferred - $1.00 par value
               Authorized - 500,000 shares
               Issued - none
   Common - $1.00 par value
               Authorized - 5,500,000 shares
               Issued - 2,441,765 shares in 1997 and 2,441,765 in 1996                                $ 2,442,000  $ 2,442,000
   Class B - $1.00 par value
               Authorized - 1,000,000 shares
               Issued - 298,640 shares in 1997 and 298,640 in 1996                                        298,000      298,000
   Class A - $1.00 par value
               Authorized - 3,000,000 shares
               Issued - none
   Additional paid-in capital                                                                          13,907,000   13,818,000
   Retained earnings                                                                                   18,458,000   17,964,000
   Other                                                                                                  (69,000)     (58,000)
                                                                                                       ----------   ----------
                                                                                                       35,036,000   34,464,000

   Less treasury stock - at cost
              1,456,656 shares in 1997 and 1,476,552 in 1996
              (excludes additional 298,640 shares held in 1997 and 298,640 in
               1996 for conversion of Class B stock)                                                   11,643,000   11,802,000
                                                                                                       ----------   ----------
   Total stockholders' equity                                                                         $23,393,000  $22,662,000
                                                                                                       ==========   ==========


                                           THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                                     EQUITY ARE AS FOLLOWS:


                                                                        Additional
                                            Common         Class          Paid-in        Retained                   Treasury
                                             Stock        B Stock         Capital        Earnings       Other        Stock
                                            ------        -------       ----------       --------       -----       --------
   December 31, 1996                      $2,442,000     $298,000      $13,818,000     $17,964,000    ($58,000)  ($11,802,000)

   1/1/97 - 6/30/97: (unaudited)
   Net income                                                                              581,000
   Cash dividends                                                                          (87,000)
   Unrealized holding losses                                                                           (11,000)
   9% debentures conversion                                                 89,000                                    151,000
   Exercise of stock options                                                                                            8,000
                                           ---------      -------       ----------      ----------      ------     ----------
   June 30, 1997                          $2,442,000     $298,000      $13,907,000     $18,458,000    ($69,000)  ($11,643,000)
                                           =========      =======       ==========      ==========      ======     ==========

   The accompanying notes are an integral part of these consolidated financial statements.


                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)

                                                         FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                            ENDED JUNE 30                        ENDED JUNE 30
                                                      ---------------------------          -------------------------
                                                         1997             1996                1997           1996
                                                         ----             ----                ----           ----
   Revenues:
     Equipment rentals and maintenance               $ 6,110,000      $ 5,535,000         $11,946,000    $10,923,000
     Equipment sales                                   6,229,000        4,061,000           9,733,000      7,680,000
     Theatre receipts and other                        1,260,000          995,000           2,468,000      2,021,000
                                                       ----------       ----------          ----------     ----------
        Total revenues                                13,599,000       10,591,000          24,147,000     20,624,000
                                                      ----------       ----------          ----------     ----------
   Operating expenses:
     Cost of equipment rentals and maintenance         3,320,000        3,010,000           6,190,000      5,912,000
     Cost of equipment sales                           3,909,000        2,705,000           6,094,000      5,032,000
     Cost of theatre receipts and other                  964,000          751,000           1,839,000      1,553,000
                                                      ----------       ----------          ----------     ----------
        Total operating expenses                       8,193,000        6,466,000          14,123,000     12,497,000
                                                      ----------       ----------          ----------     ----------
   Gross profit from operations                        5,406,000        4,125,000          10,024,000      8,127,000
   General and administrative expenses                 4,126,000        3,060,000           7,478,000      6,072,000
                                                      ----------       ----------          ----------     ----------
                                                       1,280,000        1,065,000           2,546,000      2,055,000
   Interest income                                       309,000           26,000             677,000         43,000
   Interest expense                                   (1,038,000)        (579,000)         (2,219,000)    (1,126,000)
   Other income (expense)                                 (6,000)         (45,000)             16,000        (78,000)
                                                      ----------       ----------          ----------     ----------
   Income before income taxes                            545,000          467,000           1,020,000        894,000
                                                      ----------       ----------          ----------     ----------
   Provision for income taxes:
     Current                                             210,000          160,000             347,000        303,000
     Deferred                                             25,000           36,000              92,000         72,000
                                                      ----------       ----------          ----------     ----------
                                                         235,000          196,000             439,000        375,000
                                                      ----------       ----------          ----------     ----------
   Net income                                        $   310,000      $   271,000         $   581,000    $   519,000
                                                      ==========       ==========          ==========     ==========

   Earnings per share:
     Primary                                         $      0.24      $      0.21         $      0.45    $      0.41
     Fully diluted                                   $      0.19      $      0.20         $      0.38    $      0.39

   Average common and common equivalent
     shares outstanding:
        Primary                                        1,312,000        1,278,000           1,305,000      1,272,000
        Fully diluted                                  3,575,000        1,664,000           3,667,000      1,664,000

   Cash dividends per share:
     Common stock                                    $     0.035      $     0.035         $     0.070    $     0.070
     Class B stock                                   $    0.0315      $    0.0315         $    0.0630    $    0.0630


   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)                             FOR THE SIX MONTHS
                                                                            ENDED JUNE 30
                                                                         1997              1996
                                                                   -----------------------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $   581,000       $  519,000
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 3,522,000        3,544,000
       Net (income) loss of joint venture                              (16,000)          78,000
       Deferred income taxes                                          (120,000)          13,000
       Changes in operating assets and liabilities:
         Receivables                                                  (997,000)      (1,361,000)
         Unbilled receivables                                        1,859,000             ----
         Inventories                                                  (712,000)          52,000
         Prepaids and other current assets                             (20,000)         195,000
         Prepaids, intangibles and other                              (306,000)         221,000
         Accounts payable and accruals                              (2,828,000)         378,000
         Income taxes payable                                           44,000         (124,000)
         Deferred revenue, deposits and other                          280,000       (1,595,000)
                                                                    ---------------------------
       Net cash provided by operating activities                     1,287,000        1,920,000
                                                                    ---------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental equipment                                    (5,590,000)      (3,770,000)
   Purchases of property, plant and equipment                         (261,000)        (553,000)
   Payments for acquisitions (net)                                    (763,000)            ----
   Proceeds from (investment in) joint venture                          47,000         (120,000)
   Loan to joint venture                                                  ----         (941,000)
   Purchases of securities                                         (14,846,000)            ----
   Redemption of securities                                          2,172,000             ----
                                                                    ---------------------------
       Net cash (used in) investing activities                     (19,241,000)      (5,384,000)
                                                                    ---------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                      6,725,000        4,100,000
   Repayment of long-term debt                                      (2,864,000)        (901,000)
   Redemption of Company's 9% convertible subordinated debentures   (4,573,000)            ----
   Proceeds from exercise of stock options                               8,000            4,000
   Cash dividends                                                      (87,000)         (87,000)
                                                                    ---------------------------
       Net cash provided by financing activities                      (791,000)       3,116,000
                                                                    ---------------------------
   Net decrease in cash and cash equivalents                       (18,745,000)        (348,000)

   Cash and cash equivalents at beginning of year                   19,274,000          665,000
                                                                    ---------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   529,000       $  317,000
                                                                    ===========================
   Interest paid                                                   $ 2,096,000       $  740,000
   Interest received                                                   446,000           61,000
   Income taxes paid                                                   504,000          392,000
                                                                    ---------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes, they are used to manage well-defined interest rate risks. From time to time the Company enters into interest swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the consolidated statements of income and in interest paid in the consolidated statements of cash flows.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended June 30, 1997 was $235,000 of which $210,000 and $25,000 are current and deferred tax expense, respectively. The provision for income tax expense for the six months ended June 30, 1997 was $439,000 of which $347,000 and $92,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the six months ended June 30, 1997.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following:

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ----------     ----------
Prepaids and other                                 $  947,000     $  719,000
Deferred debenture and note costs                   1,837,000      1,836,000
Deferred financing costs                              329,000        395,000
Acquisition costs                                      88,000         91,000
Deposits and advances                                 104,000         76,000
Patents                                               228,000        259,000
Goodwill and noncompete agreements                  1,570,000        890,000
Investment in joint ventures                           89,000         73,000
Long-term portion of officers' and employees' loans   454,000        433,000
                                                    ---------      ---------
                                                   $5,646,000     $4,772,000
                                                    =========      =========

Note 4 - Change in Estimate

The Company reevaluated its previously established estimates of the useful lives of its indoor and outdoor display rental equipment. Current estimates based on use and experience indicate that the actual useful lives of the rental equipment are longer than previously estimated. Accordingly, the Company increased the depreciable lives of its rental equipment effective January 1, 1997, which had a favorable impact of approximately $250,000 and $500,000 on income before income taxes during the three and six months ended June 30, 1997, respectively. There was a favorable impact of $0.11 and $0.22 on primary earnings per share and $0.04 and $0.08 on fully diluted earnings per share for the three and six months ended June 30, 1997, respectively, as a result of the change in estimate.

Note 5 - Earnings per Share

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The pro forma earnings per share for the three and six months ended June 30, 1997 are as follows:

                        For the Three Months          For the Six Months
                         Ended June 30, 1997          Ended June 30, 1997
                        --------------------          -------------------

          Basic                  $0.24                         $0.45

          Diluted                $0.18                         $0.37


Note 6 - Acquisition

On May 1, 1997, the Company, through its subsidiary Trans-Lux Midwest Corporation, acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation ("Fairtron"), an Iowa corporation located in Des Moines, Iowa, for a cash purchase price of approximately $104,000 (after adjustments), noncompete and consulting fees and assumption of certain debt for an approximate total purchase price of $7.0 million. Additionally, there is a contingent additional purchase price of $250,000, based on future sales. The Company retired approximately $2.8 million of the assumed debt of Fairtron.
The purchase was financed by working capital and assumption of certain debt.

Fairtron was a manufacturer of custom and catalog scoreboards and related signs. Trans-Lux Midwest Corporation plans to continue the catalog scoreboard activities and certain of the custom scoreboard business. The acquisition has been accounted for using the purchase method of accounting. The $7.0 million total purchase price included current assets, net of cash received, of approximately $4.1 million net book value of accounts receivable and inventories; fixed assets of land, building, leasehold, machinery and equipment; and intellectual property. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized over 20 years on a straight line basis. The purchase price allocation used in the preliminary pro forma information is based on estimated fair values and is subject to change as additional information becomes known for the fair value of the property, plant and equipment.

The historical financial results of Fairtron included both the catalog and custom scoreboard sign businesses. The historical financial results of Fairtron also included certain expenses which are not expected to continue. Just prior to the acquisition, Fairtron reduced head count by approximately 33%. The Company, accordingly, is operating at a substantial reduction in personnel compared to Fairtron's historical operations. The Company has also taken actions which it believes will reduce operating expenses through the consolidation of facilities and other cost saving measures. In addition, the Company's operation of the custom scoreboard business portion is anticipated to be at a lower level of activity because the Company does not expect to continue to manufacture certain scoreboards that produce lower profit margins. The effects of such actions are not included in the pro forma financial statements.

The Company's pro forma financial results are presented to provide information on the impact of the acquisition of Fairtron to the results of operations of the Company for the six months ended June 30, 1997 and 1996. The historical results of Fairtron included both the catalog and custom scoreboard businesses. The historical results of Fairtron for the six months ended June 30, 1996 were for the six months ended September 30, 1996 which represented the first two quarters of their fiscal year. The pro forma financial information reflects the Company's preliminary pro forma results of operations as if the acquisition had occurred as of January 1, 1996 for the six months ended June 30, 1996 and as of January 1, 1997 for the six months ended June 30, 1997.

The following pro forma financial information should be read in conjunction with the Company's consolidated financial statements. The preliminary pro forma information does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occurred on January 1, 1996 and January 1, 1997 or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since May 1, 1997, the date of acquisition. The pro forma consolidated balance sheet is not presented as the transaction is already reflected in the Company's consolidated balance sheet at June 30, 1997.


                                      Six months ended     Six months ended
                                        June 30, 1997        June 30, 1996
                                      ----------------     ----------------

Revenues                                 $28,600,000          $28,157,000
                                          ==========           ==========
Net income                                  $635,000             $239,000
                                             =======              =======
Earnings per share - primary                   $0.49                $0.19
                                                ====                 ====
Earnings per share - fully diluted             $0.40                   *
                                                ====                 ====
* Not dilutive



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company's total revenues for the six months ended June 30, 1997 increased 17.1% to $24.1 million from $20.6 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $1,023,000 or 9.4% in 1997, primarily due to the increase in new indoor display rentals and maintenance contracts. Revenues from equipment sales increased $2,053,000 or 26.7% in 1997, primarily due to the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997. Revenues from theatre receipts and other increased $447,000 or 22.1% in 1997, primarily attributable to increased attendance at the theatres and the acquisition of the Gaslight Cinemas in March 1997.

Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance and depreciation, increased by $278,000 or 4.7% in 1997, primarily due to increased field service costs related to the installation of indoor displays, offset by the favorable impact of $500,000 as a result of the change in the estimate of the useful lives of the rental equipment from eight to ten years for the indoor rental equipment and from ten to 15 years for the outdoor rental equipment. The cost of equipment rentals and maintenance represented 51.8% of related revenues for the six months ended June 30, 1997 compared to 54.1% in 1996. Cost of equipment sales increased $1,062,000 or 21.1% in 1997, primarily due to the Fairtron acquisition. The cost of equipment sales represented 62.6% of related revenues for the six months ended June 30, 1997 compared to 65.5% in 1996. Cost of theatre receipts and other, which includes film rental expenses, increased $286,000 or 18.4% in 1997, primarily due to increased film rental costs resulting from increased box office receipts, and the Gaslight Cinemas acquisition. The cost of theatre receipts and other represented 74.5% of related revenues for the six months ended June 30, 1997 compared to 76.8% in 1996.

General and administrative expenses increased by $1,406,000 or 23.2%, primarily due to expanded sales efforts, increased payroll and benefits costs, the Fairtron acquisition and the negative impact of the effect of foreign currency exchange rates.

Interest income increased by $634,000, primarily attributable to additional investments as a result of the issuance of the 7 1/2% Convertible Subordinated Notes due 2006 ("7 1/2% Notes"). Interest expense increased by $1,093,000, primarily due to the issuance of the 7 1/2% Notes and a special one-time charge of approximately $113,000 for the unamortized portion of the financing costs pertaining to the call of the 9% Convertible Subordinated Debentures. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres.

The effective tax rate at June 30, 1997 and 1996 was 43.0% and 42.0%, respectively

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The Company's total revenues for the three months ended June 30, 1997 increased 28.4% to $13.6 million from $10.6 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $575,000 or 10.4% in 1997, primarily due to the increase in new indoor display rentals and maintenance contracts. Revenues from equipment sales increased $2,168,000 or 53.4% in 1997, primarily due to the Fairtron acquisition in May 1997. Revenues from theatre receipts and other increased $265,000 or 26.6% in 1997, primarily attributable to increased attendance at the theatres and the Gaslight Cinemas acquisition in March 1997.

Cost of equipment rentals and maintenance increased by $310,000 or 10.3% in 1997, primarily due to increased field service costs related to the installation of indoor displays, offset by a favorable impact of $250,000 as a result of the change in the estimate of the useful lives of the rental equipment. The cost of equipment rentals and maintenance represented 54.3% of related revenues for the three months ended June 30, 1997 compared to 54.4% in 1996. Cost of equipment sales increased $1,204,000 or 44.5% in 1997, primarily due to the Fairtron acquisition. The cost of equipment sales represented 62.8% of related revenues for the three months ended June 30, 1997 compared to 66.6% in 1996. Cost of theatre receipts and other increased $213,000 or 28.4% in 1997, primarily due to increased film rental costs resulting from increased box office receipts and the Gaslight Cinemas acquisition. The cost of theatre receipts and other represented 76.5% of related revenues for the three months ended June 30, 1997 compared to 75.5% in 1996.

General and administrative expenses increased by $1,066,000 or 34.8%, primarily due to expanded sales efforts, increased payroll and benefits costs, the Fairtron acquisition and the negative impact of the effect of foreign currency exchange rates.

Interest income increased by $283,000, primarily attributable to additional investments as a result of the issuance of the 7 1/2% Notes. Interest expense increased by $459,000, primarily due to the issuance of the 7 1/2% Notes. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres.

Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the computation of earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". The standard requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. The standard is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information". The standard requires certain information be reported about operating segments, products and services, the geographic areas in which they operate and about major customers. The standard is effective for fiscal years beginning after December 15, 1997.

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and bank borrowings. During late 1996, the Company issued $27.5 million of the 7 1/2% Notes. On January 14, 1997 the Underwriter exercised its over-allotment option, bringing the total amount outstanding to $31.6 million.

The Company believes that cash generated from operations together with the proceeds from the issuance of the 7 1/2% Notes will be sufficient to fund its anticipated further cash requirements. The Company also has a $5.0 million revolving credit facility accessible through June 1998, of which $2.4 million is available as of June 30, 1997. The revolving credit facility was reduced to $5.0 million from $7.0 million at January 31, 1997 at the Company's request. The net proceeds of the 7 1/2% Notes were used, in part, to pay down certain of the Company's debt, which included prepayment of the 1997 principal amounts due under a bank credit facility, payment of the balance outstanding under the revolving credit facility at that time and to call and retire the 9% Convertible Subordinated Debentures.

Cash and cash equivalents decreased by $18.7 million for the six months ended June 30, 1997 compared to a decrease of $348,000 in 1996. The decrease in 1997 is primarily attributable to the net investment of $12.7 million of the net proceeds of the 7 1/2% Notes in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the Fairtron acquisition offset by an increase in unbilled receivables related to certain significant contracts being recognized on the percentage of completion basis. The decrease in cash and cash equivalents for the six months ended June 30, 1996 was primarily attributable to cash utilized for investment in rental equipment, an increase in accounts receivable which was attributable to the timing of large equipment sales, a decrease in deferred revenue, deposits and other which was primarily due to the timing of recording the revenues versus the billing and the loan to the theatre joint venture, MetroLux Theatres.

The regular quarterly cash dividend for the second quarter of 1997 of $0.035 per share on the Company's Common Stock and $0.315 per share on the Company's Class B Stock was declared by the Board of Directors on May 22, 1997 payable to stockholders of record as of July 7, 1997 and was paid July 18, 1997.
-------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.
-------------------------------------------------------------------------------



                          Part II - Other Information


Item 4.   Submission of Matters to a Vote of Stockholders
-------   -----------------------------------------------

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 22, 1997 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected with the following vote:

                                           For             Not For
                                        ---------          -------

          Steven Baruch                 3,616,837           18,626

          Howard Brenner                3,616,837           18,626

          Allan Fromme                  3,616,241           19,222


The following directors are continuing their terms as directors:

Robert Greenes, Two-Years Remaining
Howard S. Modlin, Two-Years Remaining
Richard Brandt, One-Year Remaining
Jean Firstenberg, One-Year Remaining
Gene Jankowski, One-Year Remaining
Victor Liss, One-Year Remaining

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved with the following vote:

                       For            Against        Abstain
                    ---------         -------        -------
                    3,630,832          2,905          1,726

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits

               11   Computation of Earnings Per Share.

               27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

          (b) A report on Form 8-K dated May 15, 1997 and Form 8-K/A dated July 15, 1997 were filed reporting the acquisition of the catalog and custom scoreboard sign business segment of Fairtron Corporation.







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (Registrant)
Date: August 13, 1997

                                       by /s/ Angela D. Toppi
                                         -------------------------
                                         Angela D. Toppi
                                         Senior Vice President and
                                         Chief Financial Officer


                                       by /s/ Robert A. Carroll
                                         -------------------------
                                         Robert A. Carroll
                                         Chief Accounting Officer