Form 10-Q
period 1997-09-30
TRANS LUX CORP
filed 1997-11-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from               to
                              ---------------  ------------

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                          Class                       Shares Outstanding
--------            ------------------------------          ------------------
11/13/97            Common Stock - $1.00 Par Value              990,454
11/13/97            Class B Stock - $1.00 Par Value             296,161
                    (Immediately convertible into a
                    like number of shares of Common
                    Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index



  Part I - Financial Information                                        Page No.

       Consolidated Balance Sheets - September 30, 1997 (unaudited) and      1
       December 31, 1996

       Consolidated Statements of Stockholders' Equity - September 30,
       1997 (unaudited) and December 31, 1996                                2

       Consolidated Statements of Income - Three and Nine Months Ended
       September 30, 1997 and 1996 (unaudited)                               3

       Consolidated Statements of Cash Flows - Nine Months Ended
       September 30, 1997 and 1996 (unaudited)                               4

       Notes to Consolidated Financial Statements (unaudited)                5

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             7


  Part II - Other Information

       Item 6. Exhibits and reports on Form 8-K                             10

       Signatures                                                           11

                             Part I - FINANCIAL INFORMATION
                             -------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                    September 30       December 31
  ASSETS                                                                1997               1996
  ------                                                            ------------       -----------
  Current assets:                                                  (unaudited)
    Cash and cash equivalents                                        $   356,000       $19,274,000
    Available-for-sale securities                                     12,197,000           600,000
    Receivables                                                        7,790,000         4,173,000
    Unbilled receivables                                                 216,000         2,401,000
    Inventories                                                        4,717,000         1,775,000
    Prepaids and other current assets                                    435,000           348,000
                                                                      ----------        ----------
      Total current assets                                            25,711,000        28,571,000
                                                                      ----------        ----------
  Rental equipment                                                    60,262,000        52,417,000
    Less accumulated depreciation                                     21,894,000        18,465,000
                                                                      ----------        ----------
                                                                      38,368,000        33,952,000
                                                                      ----------        ----------
  Property, plant and equipment                                       26,114,000        21,655,000
    Less accumulated depreciation and amortization                     8,052,000         6,973,000
                                                                      ----------        ----------
                                                                      18,062,000        14,682,000
  Prepaids, intangibles and other                                      5,578,000         4,772,000
  Maintenance contracts, net                                           1,072,000         1,270,000
  Note receivable, joint venture (excludes
    $94,000 current portion)                                             714,000           784,000
                                                                      ----------        ----------
                                                                     $89,505,000       $84,031,000
                                                                      ==========        ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Accounts payable and accruals                                    $ 6,799,000       $ 6,175,000
    Income taxes payable                                                 179,000           105,000
    Current portion of long-term debt                                  1,463,000           203,000
                                                                      ----------        ----------
      Total current liabilities                                        8,441,000         6,483,000
                                                                      ----------        ----------
  Long-term debt:
    9% convertible subordinated debentures due 2005                         ----         4,811,000
    9.5% subordinated debentures due 2012                              1,057,000         1,057,000
    7.5% convertible subordinated notes due 2006                      31,625,000        27,500,000
    Notes payable                                                     17,991,000        14,744,000
                                                                      ----------        ----------
                                                                      50,673,000        48,112,000
  Deferred revenue, deposits and other                                 2,748,000         3,029,000
  Deferred income taxes                                                3,769,000         3,745,000


  Stockholders' equity                                                23,874,000        22,662,000
                                                                      ----------        ----------
                                                                     $89,505,000       $84,031,000
                                                                      ==========        ==========
  The accompanying notes are an integral part of these consolidated financial statements.


                                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      September 30    December 31
                                                                                                          1997           1996
                                                                                                     -------------   ------------
                                                                                                      (unaudited)
       Capital stock:
       Preferred - $1.00 par value
                   Authorized - 500,000 shares
                   Issued - none
       Common - $1.00 par value
                   Authorized - 5,500,000 shares
                   Issued - 2,441,765 shares in 1997 and 2,441,765 in 1996                             $ 2,442,000    $ 2,442,000
       Class B - $1.00 par value
                   Authorized - 1,000,000 shares
                   Issued - 298,640 shares in 1997 and 298,640 in 1996                                     298,000        298,000
       Class A - $1.00 par value
                   Authorized - 3,000,000 shares
                   Issued - none
       Additional paid-in capital                                                                       13,904,000     13,818,000
       Retained earnings                                                                                18,838,000     17,964,000
       Other                                                                                                31,000        (58,000)
                                                                                                        ----------     ----------
                                                                                                        35,513,000     34,464,000

       Less treasury stock - at cost
                  1,453,821 shares in 1997 and 1,476,552 in 1996
                  (excludes additional 298,640 shares held in 1997 and 298,640 in
                   1996 for conversion of Class B stock)                                                11,639,000     11,802,000
                                                                                                        ----------     ----------
       Total stockholders' equity                                                                      $23,874,000    $22,662,000
                                                                                                        ==========     ==========


                                           THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                                    EQUITY ARE AS FOLLOWS:


                                                                           Additional
                                                  Common        Class         Paid-in       Retained                    Treasury
                                                   Stock      B Stock         Capital       Earnings       Other           Stock
                                               ---------      -------      ----------     ----------     -------       ---------
       December 31, 1996                      $2,442,000     $298,000     $13,818,000    $17,964,000    ($58,000)   ($11,802,000)

       1/1/97 - 9/30/97: (unaudited)
       Net income                                                                          1,006,000
       Cash dividends                                                                       (132,000)
       Unrealized holding gain                                                                            89,000
       9% debentures conversion                                                89,000                                    151,000
       Exercise of stock options                                               (3,000)                                    12,000
                                               ---------     --------      ----------     ----------      ------     -----------
       September 30, 1997                     $2,442,000     $298,000     $13,904,000    $18,838,000     $31,000    ($11,639,000)
                                               =========      =======      ==========     ==========      ======     ===========

       The accompanying notes are an integral part of these consolidated financial statements.



                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)

                                                          FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30                 ENDED SEPTEMBER 30
                                                      ---------------------------          -------------------------
                                                         1997             1996               1997           1996
                                                        ------           ------             ------         ------
   Revenues:
     Equipment rentals and maintenance               $ 5,522,000      $ 5,350,000         $17,468,000    $16,273,000
     Equipment sales                                   7,310,000        5,596,000          17,043,000     13,276,000
     Theatre receipts and other                        1,535,000        1,301,000           4,003,000      3,322,000
                                                      ----------       ----------          ----------     ----------
        Total revenues                                14,367,000       12,247,000          38,514,000     32,871,000
                                                      ----------       ----------          ----------     ----------
   Operating expenses:
     Cost of equipment rentals and maintenance         2,815,000        2,971,000           9,005,000      8,883,000
     Cost of equipment sales                           4,949,000        3,721,000          11,043,000      8,753,000
     Cost of theatre receipts and other                1,176,000          976,000           3,015,000      2,529,000
                                                      ----------       ----------          ----------     ----------
        Total operating expenses                       8,940,000        7,668,000          23,063,000     20,165,000
                                                      ----------       ----------          ----------     ----------
   Gross profit from operations                        5,427,000        4,579,000          15,451,000     12,706,000
   General and administrative expenses                 3,942,000        3,370,000          11,420,000      9,442,000
                                                      ----------       ----------          ----------     ----------
                                                       1,485,000        1,209,000           4,031,000      3,264,000
   Interest income                                       281,000           52,000             958,000         95,000
   Interest expense                                   (1,072,000)        (638,000)         (3,291,000)    (1,764,000)
   Other income (expense)                                 51,000          (19,000)             67,000        (97,000)
                                                      ----------       ----------          ----------     ----------
   Income before income taxes                            745,000          604,000           1,765,000      1,498,000
                                                      ----------       ----------          ----------     ----------
   Provision for income taxes:
     Current                                             246,000          218,000             593,000        521,000
     Deferred                                             74,000           36,000             166,000        108,000
                                                      ----------       ----------          ----------     ----------
                                                         320,000          254,000             759,000        629,000
                                                      ----------       ----------          ----------     ----------
   Net income                                        $   425,000      $   350,000         $ 1,006,000    $   869,000
                                                      ==========       ==========          ==========     ==========

   Earnings per share:
     Primary                                         $      0.32      $      0.27         $      0.77    $      0.68
     Fully diluted                                   $      0.22      $      0.25         $      0.60    $      0.64

   Average common and common equivalent
     shares outstanding:
        Primary                                        1,321,000        1,291,000           1,309,000      1,283,000
        Fully diluted                                  3,585,000        1,674,000           3,645,000      1,674,000

   Cash dividends per share:
     Common stock                                    $    0.035       $    0.035          $    0.105     $    0.105
     Class B stock                                   $    0.0315      $    0.0315         $    0.0945    $    0.0945


   The accompanying notes are an integral part of these consolidated financial statements.



                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)                        FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30
                                                                         1997                1996
                                                                   ----------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $ 1,006,000        $   869,000
   Adjustment to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     5,272,000          5,277,000
       Net (income) loss of joint venture                                  (37,000)            97,000
       Deferred income taxes                                               (49,000)            44,000
       Changes in operating assets and liabilities:
         Receivables                                                    (1,532,000)        (3,031,000)
         Unbilled receivables                                            2,185,000         (1,632,000)
         Inventories                                                      (905,000)           122,000
         Prepaids and other current assets                                 (66,000)           228,000
         Prepaids, intangibles and other                                  (350,000)          (239,000)
         Accounts payable and accruals                                  (2,442,000)         1,632,000
         Income taxes payable                                               74,000            (81,000)
         Deferred revenue, deposits and other                             (500,000)        (1,108,000)
                                                                        -----------------------------
       Net cash provided by operating activities                         2,656,000          2,178,000
                                                                        -----------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental equipment                                        (7,845,000)        (5,531,000)
   Purchases of property, plant and equipment                             (551,000)          (882,000)
   Payments for acquisitions (net)                                      (2,268,000)              ----
   Proceeds from (investment in) joint venture                              70,000            345,000
   Loan to joint venture                                                      ----           (941,000)
   Purchases of securities                                             (14,846,000)              ----
   Redemption of securities                                              3,411,000               ----
                                                                        -----------------------------
       Net cash (used in) investing activities                         (22,029,000)        (7,009,000)
                                                                        -----------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                          8,075,000          5,700,000
   Repayment of long-term debt                                          (2,924,000)        (1,352,000)
   Redemption of Company's 9% convertible subordinated debentures       (4,573,000)              ----
   Proceeds from exercise of stock options                                   9,000              4,000
   Purchase of treasury stock                                                 ----             (1,000)
   Cash dividends                                                         (132,000)          (131,000)
                                                                        -----------------------------
       Net cash provided by financing activities                           455,000          4,220,000
                                                                        -----------------------------
   Net decrease in cash and cash equivalents                           (18,918,000)          (611,000)

   Cash and cash equivalents at beginning of year                       19,274,000            665,000
                                                                        -----------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   356,000         $   54,000
                                                                        =============================
   Interest paid                                                       $ 2,445,000         $1,452,000
   Interest received                                                       707,000            101,000
   Income taxes paid                                                       553,000            542,000
                                                                        -----------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                                4

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 1997 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. From time to time the Company enters into interest swap agreements to reduce its exposure to interest rate fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the consolidated statements of income and in interest paid in the consolidated statements of cash flows.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended September 30, 1997 was $320,000 of which $246,000 and $74,000 are current and deferred tax expense, respectively. The provision for income tax expense for the nine months ended September 30, 1997 was $759,000 of which $593,000 and $166,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the nine months ended September 30, 1997.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following:

                                            September 30,        December 31,
                                                1997                 1996
                                            ------------         ------------
Prepaids and other                            $  976,000           $  719,000
Deferred debenture and note costs              1,812,000            1,836,000
Deferred financing costs                         291,000              395,000
Acquisition costs                                 87,000               91,000
Deposits and advances                            111,000               76,000
Patents                                          213,000              259,000
Goodwill and noncompete agreements             1,534,000              890,000
Investment in joint ventures                     110,000               73,000
Long-term portion of officers' and
 employees' loans                                444,000              433,000
                                               ---------            ---------
                                              $5,578,000           $4,772,000
                                              ==========           ==========

Note 4 - Change in Estimate

The Company reevaluated its previously established estimates of the useful lives of its indoor and outdoor display rental equipment. Current estimates based on use and experience indicate that the actual useful lives of the rental equipment are longer than previously estimated. Accordingly, the Company increased the depreciable lives of its rental equipment effective January 1, 1997, which had a favorable impact of approximately $250,000 and $750,000 on income before income taxes for the three and nine months ended September 30, 1997, respectively. There was a favorable impact of $0.11 and $0.33 on primary earnings per share and $0.04 and $0.12 on fully diluted earnings per share for the three and nine months ended September 30, 1997, respectively, as a result of the change in estimate.

Note 5 - Earnings per Share

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The pro forma earnings per share for the three and nine months ended September 30, 1997 are as follows:

                         For the Three Months          For the Nine Months
                       Ended September 30, 1997      Ended September 30, 1997
                       ------------------------      ------------------------

          Basic                    $0.33                         $0.78

          Diluted                  $0.21                         $0.58


Note 6 - Acquisitions

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

Fairtron was a manufacturer of custom and catalog scoreboards and related signs. Trans-Lux Midwest Corporation plans to continue the catalog scoreboard activities and certain of the custom scoreboard business. The acquisition has been accounted for using the purchase method of accounting. The $7.0 million total purchase price included current assets, net of cash received, of approximately $4.1 million net book value of accounts receivable and inventories; fixed assets of land, building, leasehold, machinery and equipment; and intellectual property. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill, which is being amortized over 20 years on a straight line basis. The purchase price allocation used in the preliminary pro forma information is based on estimated fair values and may be subject to change as additional information becomes known for the fair value of the property, plant and equipment.

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

The Company's pro forma financial results are presented to provide information on the impact of the acquisition of Fairtron to the results of operations of the Company for the nine months ended September 30, 1997 and 1996. The historical results of Fairtron included both the catalog and custom scoreboard businesses. The historical results of Fairtron for the nine months ended September 30, 1996 were for the nine months ended December 31, 1996 which represented the first three quarters of their fiscal year. The pro forma financial information reflects the Company's preliminary pro forma results of operations as if the acquisition had occurred as of January 1, 1996 for the nine months ended September 30, 1996 and as of January 1, 1997 for the nine months ended September 30, 1997.

The following pro forma financial information should be read in conjunction with the Company's consolidated financial statements. The preliminary pro forma information does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occurred on January 1, 1996 and January 1, 1997 or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since May 1, 1997, the date of acquisition. The pro forma consolidated balance sheet is not presented as the transaction is already reflected in the Company's consolidated balance sheet at September 30, 1997.


                                  Nine months ended        Nine months ended
                                  September 30, 1997       September 30, 1996
                                  ------------------       ------------------

Revenues                                 $42,967,000          $44,007,000
                                         ===========          ===========
Net income                                $1,026,000             $371,000
                                          ==========             ========
Earnings per share - primary                   $0.78                $0.29
                                               =====                =====
Earnings per share - fully diluted             $0.61                    *
                                               =====                =====

* Not dilutive


On September 12, 1997, the Company, through its subsidiary Trans-Lux Castle Rock Corporation, acquired the Lake Dillon Cinemas, a four-plex theatre located in Summit County, Colorado for a cash purchase price of approximately $1.5 million. The purchase was financed by working capital.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company's total revenues for the nine months ended September 30, 1997 increased 17.2% to $38.5 million from $32.9 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $1,195,000 or 7.3% in 1997, primarily due to the increase in new indoor display rentals and maintenance contracts, offset by the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated. Revenues from equipment sales increased $3,767,000 or 28.4% in 1997, primarily due to the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997, and increased revenue from the sales of outdoor products. This increase was offset by a decline in revenue from the sales of indoor products. In 1996 the Company recognized certain significant sales on the percentage of completion basis which did not recur in 1997. Revenues from theatre receipts and other increased $681,000 or 20.5% in 1997, primarily attributable to the acquisitions of the Gaslight Cinemas in March 1997 and the Lake Dillon Cinemas in September 1997 and increased attendance at the theatres.

Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance, and depreciation, increased by $122,000 or 1.4% in 1997, primarily due to increased field service costs related to the installation of indoor displays, offset by the favorable impact of $750,000 as a result of a change in the estimate of the useful lives of the rental equipment from eight to ten years for the indoor rental equipment and from ten to 15 years for the outdoor rental equipment. The cost of equipment rentals and maintenance represented 51.6% of related revenues for the nine months ended September 30, 1997 compared to 54.6% in 1996. Cost of equipment sales increased $2,290,000 or 26.2% in 1997, primarily due to the Fairtron acquisition and the increase in sales of outdoor products, offset by the decline in sales of indoor products. The cost of equipment sales represented 64.8% of related revenues for the nine months ended September 30, 1997 compared to 65.9% in 1996. Cost of theatre receipts and other, which includes film rental expenses, increased $486,000 or 19.2% in 1997, primarily due to the Gaslight Cinemas and Lake Dillon Cinemas acquisitions and the increase in film rental costs resulting from increased box office receipts. The cost of theatre receipts and other represented 75.3% of related revenues for the nine months ended September 30, 1997 compared to 76.1% in 1996.

General and administrative expenses increased by $1,978,000 or 20.9%, primarily due to the Fairtron acquisition, expanded sales efforts, increased payroll and benefits costs and the negative impact of the effect of foreign currency exchange rates.

Interest income increased by $863,000, primarily attributable to additional investments as a result of the issuance of the 7 1/2% Convertible Subordinated Notes due 2006 ("7 1/2% Notes"). Interest expense increased by $1,527,000, primarily due to the issuance of the 7 1/2% Notes and a special one-time charge of approximately $113,000 for the unamortized portion of the financing costs pertaining to the redemption of the 9% Convertible Subordinated Debentures in the first quarter of 1997. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

The effective tax rate at September 30, 1997 and 1996 was 43.0% and 42.0%, respectively

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The Company's total revenues for the three months ended September 30, 1997 increased 17.3% to $14.4 million from $12.2 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $172,000 or 3.2% in 1997, primarily due to the increase in new indoor display rentals and maintenance contracts, offset by the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated. Revenues from equipment sales increased $1,714,000 or 30.6% in 1997, primarily due to the Fairtron acquisition in May 1997 and increased revenue from the sales of outdoor products. This increase was offset by a decline in revenue from the sales of indoor products. In 1996 the Company recognized certain significant sales on the percentage of completion basis which did not recur in 1997. Revenues from theatre receipts and other increased $234,000 or 18.0% in 1997, primarily attributable to the Gaslight Cinemas and Lake Dillon Cinemas acquisitions in March 1997 and September 1997, respectively, and the increase in attendance at the theatres.

Cost of equipment rentals and maintenance decreased by $156,000 or 5.3% in 1997, primarily due to the favorable impact of $250,000 as a result of a change in the estimate of the useful lives of the rental equipment. The cost of equipment rentals and maintenance represented 51.0% of related revenues for the three months ended September 30, 1997 compared to 55.5% in 1996. Cost of equipment sales increased $1,228,000 or 33.0% in 1997, primarily due to the Fairtron acquisition and the increase in sales of outdoor products, offset by the decline in sales of indoor products. In 1996 the Company recognized certain significant sales on the percentage of completion basis which did not recur in 1997. The cost of equipment sales represented 67.7% of related revenues for the three months ended September 30, 1997 compared to 66.5% in 1996. Cost of theatre receipts and other increased $200,000 or 20.5% in 1997, primarily due to the Gaslight Cinemas and Lake Dillon Cinemas acquisitions and the increase in film rental costs resulting from increased box office receipts. The cost of theatre receipts and other represented 76.6% of related revenues for the three months ended September 30, 1997 compared to 75.0% in 1996.

General and administrative expenses increased by $572,000 or 17.0%, primarily due to the Fairtron acquisition, expanded sales efforts and increased payroll and benefits costs.

Interest income increased by $229,000, primarily attributable to additional investments as a result of the issuance of the 7 1/2% Notes. Interest expense increased by $434,000, primarily due to the issuance of the 7 1/2% Notes. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The standard requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. The standard is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The standard requires certain information be reported about operating segments, products and services, the geographic areas in which they operate and major customers. The standard is effective for fiscal years beginning after December 15, 1997

Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and bank borrowings. During late 1996, the Company issued $27.5 million of the 7 1/2% Notes. On January 14, 1997 the Underwriter exercised its over-allotment option, bringing the total amount outstanding to $31.6 million.

The Company believes that cash generated from operations together with the proceeds from the issuance of the 7 1/2% Notes will be sufficient to fund its anticipated further cash requirements. The Company also has a $5.0 million revolving credit facility accessible through June 1998, at which time will convert into a five-year term loan. As of September 30, 1997, $1.1 million of the revolving credit facility is available. The revolving credit facility was reduced to $5.0 million from $7.0 million at January 31, 1997 at the Company's request. The Company is currently negotiating an increase, to which the bank has agreed, to the revolving credit facility to $10.0 million. The net proceeds of the 7 1/2% Notes were used, in part, to pay down certain of the Company's debt, which included prepayment of the 1997 principal amounts due under the credit facility, payment of the balance outstanding under the revolving credit facility at that time and to call and retire the 9% Convertible Subordinated Debentures.

The $18.9 million decrease in cash and cash equivalents for the nine months ended September 30, 1997 is primarily attributable to the net investment of $11.4 million of the net proceeds of the 7 1/2% Notes in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the acquisitions during the nine months ended September 30, 1997. The $611,000 decrease for the nine months ended September 30, 1996 was primarily attributable to cash utilized for investment in rental equipment, an increase in accounts receivable which was attributable to the timing of large equipment sales, unbilled receivables and a decrease in deferred revenue and deposits which was primarily due to the timing of recording the revenues versus billings, and the loan to the theatre joint venture, MetroLux Theatres. The increase in receivables and inventories at September 30, 1997 compared to December 31, 1996 is primarily attributable to the Fairtron acquisition.

The regular quarterly cash dividend for the third quarter of 1997 of $0.035 per share on the Company's Common Stock and $0.315 per share on the Company's Class B Stock was declared by the Board of Directors on September 27, 1997 payable to stockholders of record as of October 10, 1997 and was paid October 24, 1997.

-------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.
-------------------------------------------------------------------------------



                          Part II - Other Information
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits

               11   Computation of Earnings Per Share.

               27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not deemed filed.

          (b) A report on Form 8-K/A dated July 15, 1997 was filed reporting the acquisition of the catalog and custom scoreboard sign business segment of Fairtron Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRANS-LUX CORPORATION
                                   ---------------------
                                       (Registrant)
Date: November 14, 1997

                                   by /s/ Angela D. Toppi
                                     ----------------------
                                     Angela D. Toppi
                                     Senior Vice President and
                                     Chief Financial Officer


                                   by /s/ Robert A. Carroll
                                     ----------------------
                                     Robert A. Carroll
                                     Chief Accounting Officer