Form 10-K
period 1997-12-31
TRANS LUX CORP
filed 1998-03-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 1997
                          ------------------

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-----------------------------        -----------------------------------------
Common Stock, $1.00 par value        American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[X]

                                   CONTINUED

                            TRANS-LUX CORPORATION
                        1997 10-K Cover Page Continued


The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non-affiliates on March 27, 1998 (based on the last sale price on the American Stock Exchange as of such date) was $14,021,145. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock which is convertible into Common Stock on a share-for-share basis.)

As of the close of business on March 27, 1998, there were outstanding, 297,286 shares of the Registrant's Common Stock and 992,843 shares of its Class B Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 (the "Proxy Statement") is incorporated by reference in Part III, Items 10-13 of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                            TRANS-LUX CORPORATION
                         1997 Form 10-K Annual Report

                              Table of Contents


                                    PART I

                                                                          Page
                                                                          ----
ITEM 1.   Business                                                           1
ITEM 2.   Properties                                                         7
ITEM 3.   Legal Proceedings                                                  7
ITEM 4.   Submission of Matters to a Vote of Security Holders                7

                                   PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                            7
ITEM 6.   Selected Financial Data                                            8
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10
ITEM 8.   Financial Statements and Supplementary Data                       12
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          24

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant                24
ITEM 11.  Executive Compensation                                            25
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management    25
ITEM 13.  Certain Relationships and Related Transactions                    25

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

Signatures                                                                  29

                                    PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, the term "Company" as used herein means Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and servicer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers' needs, and offers extensive on-site service and maintenance coverage. The Company's display products include data, graphics, and picture displays for stock and commodity exchanges, financial institutions, airports, casinos, sports venues, convention centers, corporate, theatres, retail and numerous other applications. In addition to its core display business, the Company also operates a chain of motion picture theatres in the southwestern United States and real estate used for both corporate and income-producing purposes.

ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

     The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and Canada which performs on-site service and maintenance for its customers.

     The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the markets the Company serves. This approach ensures maximum product flexibility, reliability, ease of service and minimum spare parts requirements.

     The Company's electronic information display market can be broken down into two distinct markets: the indoor market and the outdoor market. Electronic information displays are used by financial institutions, including brokerage firms, banks, saving and loans, energy companies, insurance companies and mutual fund companies; by retail outlets; by casinos, race tracks and other gaming establishments; by sports venues and outdoor advertising companies; in airports, train stations and bus terminals, and other transportation facilities; on highways and major thoroughfares; and by movie theatres, health maintenance organizations, and in various other applications.

     The Indoor Market: The indoor electronic display market is currently dominated by three categories of users: financial, gaming and corporate. The financial market segment includes trading floors, exchanges, brokerage firms, mutual fund companies and energy companies, have long been users of electronic information displays due to the need for the real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial information. Brokerage firms have increasingly installed electronic ticker displays for both customers and brokers, and have installed larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on the events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has also resulted in the influx of banks and other financial institutions into the brokerage business and has resulted in these institutions increasingly using information displays to advertise product offerings to consumers.

     The gaming market segment includes casinos and Indian gaming establishments. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos also use electronic displays throughout their facilities to advertise to and attract gaming patrons. This includes using electronic displays in conjunction with slot machines to attract customer attention to potential payoffs and thus increase customer play.

     The corporate market segement includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as out-patient pharmacies, military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information, promote concession sales and our Rear Window (TM) system for the hearing-impaired. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure information and gate and baggage claim information, which helps to guide passengers through these facilities. Equipment orders generally have a lead time of 30 to 90 days depending on the size and type of equipment ordered, and material availability.

     The Outdoor Market: The outdoor electronic display market is even more diverse than the indoor market with displays being used by banks and other financial institutions, gas stations, highway departments, sports stadiums and outdoor advertisers attempting to capture the attention of passers-by. Over the past five years, the Company has utilized its strong position in the indoor market combined with several acquisitions to establish a growing presence in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, minor league parks, professional and college sports stadiums, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. The equipment generally has a lead time of 45 to 120 days depending on the size and type of equipment ordered, and material availability.

     The Company has made four acquisitions over the past six years in order to establish and enhance its presence in the outdoor market. In August 1992, after first managing the portfolio for approximately 15 months, the Company acquired a portfolio of outdoor electric and electronic equipment displays. In August 1993, the Company expanded its presence in the outdoor display market by acquiring a portfolio of outdoor lease, maintenance and other contracts. In January 1995, the Company acquired all of the capital stock of Integrated Systems Engineering, Inc. (ISE), a manufacturer of outdoor electronic displays. In May 1997, the Company acquired the catalog and custom scoreboard sign business of Fairtron Corporation (Fairtron), a manufacturer of scoreboard and related signage.

     International: The Company feels it is well positioned for expansion as the globalization of the world economy continues. It is now active in Europe, South and Central America, Australia and Asia. International installations are in geographic locations which include South and Central America, Europe and Asia. The Company uses a combination of internal sales people and independent distributors to market its products in Europe, South and Central America, Asia and Australia. The Company currently has manufacturing operations, service centers and sales offices in New South Wales, Australia and Ontario, Canada. The Company has existing relationships with approximately 30 independent distributors worldwide covering Europe, South and Central America, Asia and Australia. Foreign revenues were less than 10% of consolidated revenues in 1997, 1996 and 1995.

     Applications for the display products in the international marketplace currently include stock and commodity exchanges and trading rooms, private clubs, banks, transportation facilities and casinos. The equipment generally has lead times of 45 to 90 days depending on the size and type of equipment ordered, and material availability.

     Sales Order Backlog (excluding leases): The amount of sales order backlog was approximately $7.3 million and $4.2 million at December 31, 1997 and 1996, respectively. The December 31, 1997 backlog will be recognized in 1998. These amounts do not include leases or renewals of leases presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

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

     Development of new outdoor products includes the Spectra Lens System (TM) which enables the Company to capitalize on full color, full matrix indoor applications, particularly in the sports market and the 16 shades of gray Spectra Lens System. This product will be targeted to customers who want an animated display at a lower cost than full color. The Company is also currently developing full color LED displays which will have application particularly in the gaming market where entertainment value is important to marketing properties and in the sports market where enhancing the presentation of live action is of central importance.

     As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Future technologies under consideration are trending toward full color, live video, and digital input. The Company is currently focused on certain technologies which incorporate these features and which are expected to provide a choice of products for the custom applications its customers demand.

     The Company maintains a staff of 56 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations where required. Engineering, product enhancement and development amounted to $2,819,000, $2,439,000 and $2,139,000 in 1997, 1996
and 1995, respectively.

MARKETING AND DISTRIBUTION
--------------------------

     The Company markets its indoor and outdoor electronic information display products primarily through its 44 direct sales representatives and 7 telemarketers. The Company divides its domestic sales and marketing efforts into two categories, renewal of existing product leases and product upgrades, and the sale or lease of display products to new customers. In the indoor market for leased equipment, the Company attempts to maintain ongoing relationships with its customers to discuss lease renewals. In the outdoor market, sales personnel contact existing and potential customers to discuss the customer's usage or requirements for display equipment. The Company also uses primarily telemarketing personnel to maintain communication with its installed base of lease equipment customers contacting them prior to the expiration of existing leases in order to discuss lease renewal.

     The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 30 domestic and international trade shows annually. In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products.

     Internationally, the Company uses a combination of internal sales people and independent distributors to market its products in Europe, South and Central America, Asia and Australia. The Company currently has manufacturing operations, service centers and sales offices in New South Wales, Australia and Ontario, Canada. The Company has existing relationships with approximately 26 independent distributors worldwide covering Europe, South and Central America, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is positioned to expand its international sales.

     Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Norcross, Georgia; Torrance, California; Ontario, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as 70 satellite offices in the United States and Canada.

     The Company's equipment is both leased and sold. A majority of the electronic information display revenues are from equipment rentals with current lease terms ranging from 30 days to ten years.

     The Company's revenues in 1997, 1996 and 1995 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

     The Company's production facilities are located in Norwalk, Connecticut, Logan, Utah, Des Moines, Iowa, Ontario, Canada and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

     All product lines are design engineered by the Company, and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, plastic molded parts, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 100,000 board assemblies annually which are tested with the latest state of the art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

     The Company also has the ability to rapidly modify its product lines.
The Company's displays are designed with versatility in mind, enabling the Company to customize its displays to meet different application with a minimum of lead time. The Company's automated planning and purchasing department further enables it to secure materials in a timely fashion without maintaining excessive inventories. The Company also partners with large distributors via volume purchase agreements, giving it the benefit of a third party stocking its components ready for delivery on demand. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire a material amount of purchases directly from foreign suppliers, but certain components are manufactured by foreign sources.

     In May 1997, the Company received ISO-9001 certification from Underwriters Laboratories for its Norwalk plant facility. We believe this distinction in our industry gives us a competitive advantage in the global marketplace.

SERVICE  AND SUPPORT
--------------------

     The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's success. The Company provides turnkey installation and support for the products it leases and sells in the United States, Canada and Australia as part of the installation. The Company provides training to end users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides service to customers who lease equipment and offers installation and service to those who purchase equipment. In the market segments the Company's distributors cover, the distributors offer support for the products they sell.

     Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed equipment base. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports facilities, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled sporting event. The Company also maintains a National Technical Services Center in Norcross, Georgia which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and unusual height of displays.

COMPETITION
-----------

     The Company supplies many of the large-scale electronic display products to the financial services industry and the race and sports book segment of the gaming industry in the United States. The Company's offer of short-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock and commodity and sports and race book gaming displays in the United States, as well as one of the largest outdoor electronic signage service organizations in the country.

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

THEATRE OPERATIONS
------------------

     The Company currently operates 38 screens in 10 locations in the southwestern United States, which includes the 1997 acquisitions of the Gaslight Twin Cinema and the Lake Dillon Cinema fourplex, the additional 3 screens at the newly renovated theatre in Taos, New Mexico, as well as a twelve-plex theatre in Loveland, Colorado which was built in late 1995 through a 50% owned joint venture. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

INTELLECTUAL PROPERTY
---------------------

     The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, trademarks and licenses important to its business.

EMPLOYEES
---------

     The Company has approximately 646 employees as of February 28, 1998, of which 488 employees are related to the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns the 102,000 square foot facility located at such site, of which approximately 14,000 square feet is currently leased to others. The balance of the building is occupied by the Company and is also used for engineering, production and assembly of its indoor displays products.

     The Company owns facilities in Ontario, Canada; Torrance, California; Logan, Utah; and Des Moines, Iowa which it uses for administration, sales and service. The Ontario, Canada; Logan, Utah; and Des Moines, Iowa sites are also used as production and assembly facilities. In addition, the Company owns a facility in Norcross, Georgia which it uses as its National Technical Services Center from which it dispatches the Company's service technicians on a nationwide basis. The Company also leases ten premises throughout North America and in Australia for use as sales, service and/or administrative operations. Additionally, the Company owns the buildings and land in Santa Fe, New Mexico; Taos, New Mexico; and Durango, Colorado which house theatre operations.

     The Company leases ten premises for sales, service and/or administrative operations, leases seven locations with motion picture operations and an office for its theatre operations. The aggregate rental expense was $456,000, $296,000 and $238,000 for 1997, 1996 and 1995,
respectively.

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

 (b) The Company had approximately 809 holders of record of its Common Stock and approximately 69 holders of record of its Class B Stock as of March 27, 1998.

 (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 1997. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

 (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

                                           High            Low
                                           ----            ---

      1997

      First Quarter                     $13            $11 1/8

      Second Quarter                     13 1/4         11 1/2

      Third Quarter                      15 1/2         12 1/4

      Fourth Quarter                     15 7/8         13 5/8

      1996

      First Quarter                     $ 9 5/8        $ 8 1/8

      Second Quarter                     16 1/2          8 5/8

      Third Quarter                      14 7/8         10 1/2

      Fourth Quarter                     13 3/4         10 7/8


ITEM 6.   SELECTED FINANCIAL DATA

 (a) The following table sets forth selected consolidated financial data with respect to the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                           1997       1996      1995      1994        1993
-----------                                           ----       ----      ----      ----        ----
In thousands, except per share data


Revenues                                           $53,363    $45,285   $37,791   $33,472     $35,799

Net income                                           1,510      1,250     1,066     1,314(1)      489(2)

Earnings per share:

  Basic (3)                                        $  1.18    $  0.99   $  0.85   $  1.05(1)  $  0.39(2)

  Diluted (3)                                      $  0.80    $  0.89   $  0.79   $  0.92(1)  $  0.38(2)

Cash dividends per share:

  Common stock                                     $  0.14    $  0.14   $  0.14   $  0.14     $ 0.125

  Class B stock                                    $ 0.126    $ 0.126   $ 0.126   $ 0.126     $0.1125

Average common shares outstanding (3)                1,281      1,258     1,250     1,248       1,249

Total assets                                       $88,978    $84,031   $57,460   $53,307     $52,138

Long-term debt                                      49,452     48,112    22,495    19,693      21,156

Stockholders' equity                                24,309     22,662    21,499    20,524      19,484



  (1) 1994 reflects the positive impact of a settlement of a 1993 assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $360,000 (see note 2 below).
  (2) 1993 reflects the impact of the assessment of income taxes and related interest expense incurred resulting from a 1986 state income tax audit of approximately $600,000.
  (3) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The previously reported earnings per share and share outstanding information have been restated as required by SFAS 128.

 (b) The following table sets forth quarterly financial data for the years ended December 31, 1997 and 1996:


          Quarter Ended (unaudited)               March 31       June 30  September 30   December 31 (1)
          -------------------------               --------       -------  ------------   -----------


          In thousands, except per share data
          1997
          Revenues                                 $10,548       $13,599       $14,367       $14,849
          Gross profit                               4,618         5,406         5,427         6,341
          Income before income taxes                   475           545           745         1,082
          Net income                                   271           310           425           504
          Earnings per share:
            Basic (2)                              $  0.21       $  0.24       $  0.33       $  0.40
            Diluted (2)                            $  0.18       $  0.18       $  0.21       $  0.24
          Cash dividends per share:
            Common stock                           $ 0.035       $ 0.035       $ 0.035       $ 0.035
            Class B stock                          $0.0315       $0.0315       $0.0315       $0.0315

          1996
          Revenues                                 $10,033       $10,591       $12,247       $12,414
          Gross profit                               3,969         4,080         4,579         5,152
          Income before income taxes                   427           467           604           705
          Net income                                   248           271           350           381
          Earnings per share:
            Basic (2)                              $  0.19       $  0.22       $  0.28       $  0.30
            Diluted (2)                            $  0.19       $  0.20       $  0.25       $  0.26
          Cash dividends per share:
            Common stock                           $ 0.035       $ 0.035       $ 0.035       $ 0.035
            Class B stock                          $0.0315       $0.0315       $0.0315       $0.0315

__________________


(1) Fourth quarter 1996 includes a favorable billing adjustment and a favorable adjustment to previously accrued expenses.
(2) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The previously reported earnings per share have been restated as required by SFAS 128.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1997 Compared to 1996
The Company's total revenues for the year ended December 31, 1997 increased 17.8% to $53.4 million from $45.3 million for the year ended December 31, 1996. Revenues from equipment rentals and maintenance increased to $23.5 million in 1997 from $22.2 million in 1996 or 5.9%, primarily due to the increase in new indoor display rental and maintenance contracts, offset partially by the expected decline from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased to $24.4 million in 1997 from $18.7 million in 1996 or 30.4%, mainly as a result of the acquisition of the catalog and custom scoreboard sign business of Fairtron Corporation in May 1997, and increased sales of outdoor products. The increase was offset partially by a decline in revenues from the sales of indoor products. In 1996, the Company recognized certain significant sales on the percentage of completion basis which did not recur in 1997. Revenues from theatre receipts and other increased $1.1 million or 24.5% in 1997, primarily attributable to the acquisitions of the Gaslight Cinema in March 1997 and the Lake Dillon Cinema in September 1997, and increased concession sales at the theatres.
      Gross profit as a percentage of revenues was 40.8% in 1997 compared to 39.3% in 1996. Cost of equipment rentals and maintenance, which includes field service expenses, plant repair costs and depreciation, decreased
$259,000 or 2.1%, principally due to a favorable impact resulting from a change in the estimate of the useful lives of rental equipment from eight to ten years for the indoor rental equipment and from ten to 15 years for the outdoor rental equipment. The cost of equipment rentals and maintenance represented 50.7% of related revenues in 1997 compared to 54.9% in 1996. Cost of equipment sales increased $3.5 million or 29.1%, primarily due to the Fairtron acquisition and the increase in sales of outdoor products, offset by a decline in sales of indoor products. During 1997, the gross profit margin benefited by the allocation of certain fixed overhead costs over larger production volume. Due to the nature of the outdoor display market, the Company anticipates the gross profit margin to decline somewhat as it enters and increases its market share in existing and new industry segments of the outdoor market. The cost of equipment sales represented 63.3% of related revenues in 1997 compared to 64.0% in 1996. Cost of theatre receipts and other, which includes film rental costs, increased $838,000 or 25.0%, mainly as a result of the Gaslight and Lake Dillon Cinema acquisitions and the increase in film rental costs resulting from increased box office receipts.
The cost of theatre receipts and other represented 76.7% of related revenues in 1997 compared to 76.4% in 1996.
     General and administrative expenses increased $2.8 million or 21.5%, primarily due to the Fairtron acquisition, expanded sales and marketing efforts, increased payroll and benefit costs and the negative impact of the effect of foreign currency exchange rates, offset partially by a favorable litigation settlement.
     Interest income increased $1.0 million, primarily attributable to increased investments from the proceeds of the issuance of the 7 1/2% Convertible Subordinated Notes due 2006 (7 1/2% Notes). Interest expense increased $1.9 million, primarily due to the issuance of the 7 1/2% Notes and a special one-time charge of approximately $113,000 for the unamortized portion of the financing costs pertaining to the redemption of the 9% Convertible Subordinated Debentures. Other income in 1997 related to the operations of the theatre joint venture, MetroLux Theatres, and gains on sales of securities. Other expense in 1996 related to the operations of MetroLux Theatres, which included start up costs.
     The effective tax rate was 47.0% in 1997 and 43.2% in 1996. The increase in the effective tax rate for 1997 is largely due to tax losses incurred by the foreign subsidiaries for which no tax benefit is currently available.

1996 Compared to 1995
The Company's total revenues for the year ended December 31, 1996 increased 19.8% to $45.3 million from $37.8 million for the year ended December 31, 1995. Revenues from equipment rentals and maintenance increased to $22.2 million in 1996 from $21.2 million in 1995 or 4.5%, primarily due to additional indoor equipment rentals and favorable billing adjustments, offset by the expected decline from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased $6.4 million or 51.6% in 1996, mainly due to increased sales of indoor displays, which included certain significant sales which were being recognized on the percentage of completion basis, and increased sales of outdoor displays as a result of the acquisition of Integrated Systems Engineering, Inc. (ISE) in January 1995. Revenues from theatre receipts and other increased $160,000 or 3.8% in 1996, primarily attributable to increased concession sales at the theatres.
     Gross profit as a percentage of revenues was 39.3% in 1996 compared to 40.7% in 1995. Cost of equipment rentals and maintenance increased $807,000 or 7.1%, mainly due to operating expenses of the indoor displays. The cost of equipment rentals and maintenance represented 54.9% of related revenues in 1996 compared to 53.6% in 1995. Cost of equipment sales increased $4.1 million or 52.5%, primarily due to certain significant indoor display equipment sales, which due to the size of the orders had lower gross profit margins, and increased sales of outdoor displays. During 1996, the gross profit margin was benefited by the allocation of certain fixed overhead costs over larger production volume. The cost of equipment sales represented 64.0% of related revenues in 1996 compared to 63.6% in 1995. Cost of theatre receipts and other increased $164,000 or 5.1%. The cost of theatre receipts and other represented 76.4% of related revenues in 1996 compared to 75.4% in 1995.

General and administrative expenses increased $1.7 million or 14.7%, primarily due to expanded sales and marketing efforts and increased payroll and benefit costs, partially offset by a favorable adjustment of previously accrued expenses.
     Interest income increased $25,000, primarily attributable to increased investments. Interest expense increased $121,000, mainly due to increased bank borrowing for general corporate purposes on the revolving credit facility. Other expense in 1996 related to the operations of the theatre joint venture, MetroLux Theatres, which included start up costs. Other income in 1995 was largely due to the sale of a theatre property in New Mexico.
     The effective tax rate was 43.2% in 1996 and 42.0% in 1995.

Accounting Standards
The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" during the fourth quarter of 1997.
The new standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company has restated the previously reported earnings per share data. See Note 17 -- Earnings per Share.
     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The new standard requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. The Company will include such statement beginning with the first quarter of 1998.
     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments and about products and services, geographic areas in which a company operates and their major customers. The Company is in the process of evaluating the effect this standard will have on disclosure in the Company's financial statements.

Liquidity and Capital Resources
Historically, the Company's primary sources of liquidity and capital resources have been cash flow from operations and bank borrowings. During late 1996, the Company issued $27.5 million of 7 1/2% Notes. On January 14, 1997, the Underwriters exercised their overallotment option, bringing the total amount outstanding to $31.625 million.
     The Company believes that cash generated from operations together with the net proceeds of the issuance of the 7 1/2% Notes will be sufficient to fund its anticipated near term cash requirements. The net proceeds of the 7 1/2% Notes were used, in part, to pay down certain of the Company's debt, redemption of the outstanding 9% Convertible Subordinated Debentures and to finance the Fairtron and theatre acquisitions. The Company extended its $10.0 million revolving credit facility with its bank through June 2000, at which time it will convert into a five-year term loan. As of December 31, 1997, the Company had $6.8 million of the revolving credit facility available.
     The $17.4 million decrease in cash and cash equivalents in 1997 is primarily attributable to the net investment of $7.5 million of the net proceeds of the 7 1/2% Notes in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the acquisitions. The increase of $18.6 million in 1996 was due primarily to the net proceeds of the issuance of the 7 1/2% Notes which had been invested in investment-grade overnight repurchase agreements. The Company continues to experience a favorable collection cycle on its trade receivables. Unbilled receivables primarily relates to contracts being recognized on the percentage of completion basis.
     In August 1995, the Company entered into a Credit Agreement with First Union National Bank restructuring $15.6 million of indebtedness. The restructuring extended the term to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points. Simultaneously, the Company entered into interest rate swap agreements for three years at a fixed rate of 7.86% for $15.6 million of notional value to mitigate the risk of the variable interest rate. The agreement relating to the Company's credit facility contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis. The Company is a guarantor of a $3.0 million term loan to MetroLux Theatres, the theatre joint venture. The owner of the non-related general partner of the joint venture has guaranteed their pro rata portion of the indebtedness to the Company.

Impact of the Year 2000 Issue
The Company has evaluated the costs necessary to make its computer systems Year 2000 compliant. This process involves modifying or replacing certain hardware and software maintained by the Company. The Company is communicating with its vendors to ensure that timely updates will be made available to make the Company's purchased software Year 2000 compliant. The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999 and believes that its level of preparedness is appropriate.
     The total cost for this project is estimated to be $200,000, of which $125,000 will be capitalized. The bulk of these costs are expected to be incurred during 1998 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition. This cost is being funded through operating cash flows. In addition, the Company is anticipating communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The costs of this project and the expected completion dates are based on management's best estimates.
------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.


                                   CONSOLIDATED STATEMENTS OF INCOME


       In thousands, except per share data        Years ended December 31             1997          1996           1995
       ----------------------------------------------------------------------------------------------------------------

       Revenues:
         Equipment rentals and maintenance                                         $23,472       $22,162        $21,205
         Equipment sales                                                            24,434        18,741         12,364
         Theatre receipts and other                                                  5,457         4,382          4,222
                                                                                    -----------------------------------
            Total revenues                                                          53,363        45,285         37,791
                                                                                    -----------------------------------
       Operating expenses:
         Cost of equipment rentals and maintenance                                  11,906        12,165         11,358
         Cost of equipment sales                                                    15,478        11,991          7,863
         Cost of theatre receipts and other                                          4,187         3,349          3,185
                                                                                    -----------------------------------
            Total operating expenses                                                31,571        27,505         22,406
                                                                                    -----------------------------------
       Gross profit from operations                                                 21,792        17,780         15,385
       General and administrative expenses                                          16,023        13,184         11,494
                                                                                    -----------------------------------
                                                                                     5,769         4,596          3,891
       Interest income                                                               1,191           172            147
       Interest expense                                                             (4,353)       (2,412)        (2,291)
       Other income (expense)                                                          240          (153)            92
                                                                                    -----------------------------------
       Income before income taxes                                                    2,847         2,203          1,839
                                                                                    -----------------------------------
       Provision for income taxes:
         Current                                                                       164           518            576
         Deferred                                                                    1,173           435            197
                                                                                    -----------------------------------
                                                                                     1,337           953            773
                                                                                    -----------------------------------
       Net income                                                                  $ 1,510       $ 1,250        $ 1,066
                                                                                    -----------------------------------
       Earnings per share:
         Basic                                                                     $  1.18       $  0.99        $  0.85
         Diluted                                                                   $  0.80       $  0.89        $  0.79
                                                                                   ------------------------------------
       Average common shares outstanding:
         Basic                                                                       1,281         1,258          1,250
         Diluted                                                                     3,617         1,704          1,642
       ----------------------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

                                CONSOLIDATED BALANCE SHEETS


  In thousands, except share data                      December 31                         1997            1996
  ---------------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                                             $ 1,843         $19,274
    Available-for-sale securities                                                           8,245             600
    Receivables                                                                             6,833           4,173
    Unbilled receivables                                                                      620           2,401
    Inventories                                                                             4,644           1,775
    Income taxes recoverable                                                                  426             ---
    Prepaids and other current assets                                                         405             348
                                                                                           ----------------------
      Total current assets                                                                 23,016          28,571
                                                                                           ----------------------
  Rental equipment                                                                         62,910          52,417
    Less accumulated depreciation                                                          23,009          18,465
                                                                                           ----------------------
                                                                                           39,901          33,952
                                                                                           ----------------------
  Property, plant and equipment                                                            27,064          21,655
    Less accumulated depreciation and amortization                                          8,070           6,973
                                                                                           ----------------------
                                                                                           18,994          14,682
  Prepaids, intangibles and other                                                           5,371           4,772
  Maintenance contracts, net                                                                1,006           1,270
  Note receivable, joint venture (excludes $94 current portion)                               690             784
                                                                                           ----------------------
                                                                                          $88,978         $84,031
  ---------------------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accruals                                                         $ 6,837         $ 6,175
    Income taxes payable                                                                      ---             105
    Current portion of long-term debt                                                         258             203
                                                                                           ----------------------
      Total current liabilities                                                             7,095           6,483
                                                                                           ----------------------
  Long-term debt:
    7 1/2% convertible subordinated notes due 2006                                         31,625          27,500
    9 1/2% subordinated debentures due 2012                                                 1,057           1,057
    9% convertible subordinated debentures due 2005                                           ---           4,811
    Notes payable                                                                          16,770          14,744
                                                                                           ----------------------
                                                                                           49,452          48,112
  Deferred revenue, deposits and other                                                      3,369           3,029
  Deferred income taxes                                                                     4,753           3,745
                                                                                           ----------------------
  Stockholders' equity:
    Capital stock
      Preferred - $1 par value - 500,000 shares authorized
      Common - $1 par value - 5,500,000 shares authorized
         2,442,765 shares issued in 1997 and 2,441,765 in 1996                              2,443           2,442
      Class B - $1 par value - 1,000,000 shares authorized
         297,640 shares issued in 1997 and 298,640 in 1996                                    297             298
      Class A - $1 par value - 3,000,000 shares authorized
      Additional paid-in-capital                                                           13,904          13,818
      Retained earnings                                                                    19,297          17,964
      Other                                                                                     6             (58)
                                                                                           ----------------------
                                                                                           35,947          34,464
      Less treasury stock - at cost - 1,453,722 shares in 1997 and 1,476,552 in 1996
         (excludes additional 297,640 shares held in 1997 and 298,640 in 1996
         for conversion of Class B stock)                                                  11,638          11,802
                                                                                           ----------------------
         Total stockholders' equity                                                        24,309          22,662
                                                                                           ----------------------
                                                                                          $88,978         $84,031
  ---------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.



                            CONSOLIDATED STATEMENTS OF CASH FLOWS


   In thousands                                                                             1997          1996           1995
   ---------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $ 1,510       $ 1,250        $ 1,066
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       7,076         7,104          6,901
       Net (income) loss of joint venture                                                    (47)          153            ---
       Deferred income taxes                                                                 956           134            475
       Gain on sales of securities                                                          (193)          ---            ---
       Current deferred taxes                                                                ---           ---            192
       Minority interest                                                                     ---           ---            (20)
       Changes in operating assets and liabilities:
         Receivables                                                                        (579)       (1,770)          (595)
         Unbilled receivables                                                              1,781        (2,401)           ---
         Inventories                                                                        (786)          125           (361)
         Income taxes recoverable                                                           (426)         ----           ----
         Prepaids and other current assets                                                   (35)          212           (309)
         Prepaids, intangibles and other                                                    (249)       (1,526)           (78)
         Accounts payable and accruals                                                    (2,403)        1,370         (1,675)
         Income taxes payable                                                               (105)          (31)           (62)
         Deferred revenue, deposits and other                                                121            58          1,071
                                                                                          -----------------------------------
           Net cash provided by operating activities                                       6,621         4,678          6,605
                                                                                          -----------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental equipment                                                         (10,500)       (8,156)        (5,932)
   Purchases of property, plant and equipment                                             (2,012)       (1,102)        (1,749)
   Payments for acquisitions (net)                                                        (2,283)          ---         (3,178)
   Proceeds from acquisition note receivable                                                 ---           ---            658
   Sale of assets                                                                            ---           ---            221
   Proceeds from (investment in) joint venture                                                94           364           (480)
   Loan to joint venture                                                                     ---          (941)           ---
   Purchases of securities                                                               (18,343)          ---           (494)
   Redemption of securities                                                               11,007           ---          1,582
                                                                                          -----------------------------------
          Net cash (used in) investing activities                                        (22,037)       (9,835)        (9,372)
                                                                                          -----------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                            7,325        27,850          4,379
   Repayment of long-term debt                                                            (4,600)       (3,421)        (3,655)
   Proceeds from short-term borrowings                                                       ---           ---            500
   Repayment of short-term borrowings                                                        ---          (500)           ---
   Redemption of Company's 9% convertible subordinated debentures                         (4,573)          ---            ---
   Proceeds from exercise of stock options and stock award                                    10            12             45
   Purchase of treasury stock                                                                ---            (1)            (1)
   Cash dividends                                                                           (177)         (174)          (171)
                                                                                          -----------------------------------
          Net cash provided by (used in) financing activities                             (2,015)       23,766          1,097
                                                                                          -----------------------------------
   Net increase (decrease) in cash and cash equivalents                                  (17,431)       18,609         (1,670)
   Cash and cash equivalents at beginning of year                                         19,274           665          2,335
                                                                                          -----------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 1,843       $19,274        $   665
   --------------------------------------------------------------------------------------------------------------------------
   Interest paid                                                                         $ 4,115       $ 2,171        $ 1,851
   Interest received                                                                       1,016           180            176
   Income taxes paid                                                                         694           749            661
   --------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of consolidation:  The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). Investment in a 50% owned joint venture, MetroLux Theatres, is reflected under the equity method.
     Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
     Available-for-sale securities: Available-for-sale securities consist of common and preferred stock holdings, and corporate debt securities and are stated at fair value.
     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value.
     Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:
------------------------------------------------------------------------------
Rental equipment                                                 5 to 15 years
Buildings and improvements                                      10 to 45 years
Machinery, fixtures and equipment                                4 to 15 years
Leaseholds and improvements                                      2 to 17 years
------------------------------------------------------------------------------
When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
     Maintenance contracts: Maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method.
     Revenue recognition: Rental revenue from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreement. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not yet been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs. Revenue on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
     Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
     Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Income and in interest paid in the Consolidated Statements of Cash Flows.
     Earnings per share: The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the fourth quarter of 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company has restated the previously reported earnings per share data in conformity with SFAS 128.
     Reporting comprehensive income: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The new standard requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. The Company will include such statement beginning with the first quarter of 1998.
     Disclosure about segments of an enterprise and related information: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments and about products and services, geographic areas in which a company operates and their major customers. The Company is in the process of evaluating the impact this standard will have on disclosure in the Company's financial statements.
     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

2. Change in Estimate
The Company reevaluated and changed its previously established estimates of the useful lives of its rental equipment from eight to ten years for the indoor rental equipment and from ten to 15 years for the outdoor rental equipment. Current estimates based on use and experience indicate that the actual lives of the rental equipment are longer than previously estimated. Accordingly, the Company increased the depreciable lives of its rental equipment effective January 1, 1997, which had a favorable impact of approximately $1.0 million, $530,000 net of tax, $0.41 basic earnings per share and $0.13 diluted earnings per share for the year ended December 31, 1997.

3. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $6,000 and ($58,000) were made to equity to reflect the net unrealized gains and losses on available-for-sale securities as of December 31, 1997 and 1996, respectively. The Company realized gains on the sales of available-for-sale securities of $193,000 in 1997. There were no sales of available-for-sale securities during 1996.
     Available-for-sale securities consist of the following:

                                                   1997                     1996
                                        -------------------------------------------------
                                          Fair     Unrealized        Fair      Unrealized
In thousands                             Value  Gains/(Losses)      Value          Losses
-----------------------------------------------------------------------------------------
Equity securities                       $  660           $(45)       $600          $(105)
Corporate debt securities --
   maturities of 1 to 5 years            6,330             31          ---            ---
Corporate debt securities --
   maturities of 5 to 10 years           1,255             25          ---            ---
                                        -------------------------------------------------
                                        $8,245           $ 11         $600         $(105)
-----------------------------------------------------------------------------------------


4. Inventories
Inventories consist of the following:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------

Raw materials and spare parts                                       $1,993         $1,074
Work-in-process                                                        553            186
Finished goods                                                       2,098            515
                                                                    ---------------------
                                                                    $4,644         $1,775
-----------------------------------------------------------------------------------------


5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------


Land, buildings and improvements                                   $16,824        $14,856
Machinery, fixtures and equipment                                    7,312          5,760
Leaseholds and improvements                                          2,928          1,039
                                                                   ----------------------
                                                                   $27,064        $21,655
-----------------------------------------------------------------------------------------


Land, buildings and equipment having a net book value of $13,506,000 and $12,665,000 at December 31, 1997 and 1996, respectively, were pledged as collateral under borrowing agreements.



6. Prepaids, Intangibles and Other
Prepaids, intangibles and other consist of the following:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------


Deferred note and debenture costs                                   $1,759         $1,836
Goodwill and noncompete agreements                                   1,572            890
Prepaids and other                                                     798            719
Long-term portion of officers' and employees' loans                    440            433
Deferred financing costs                                               310            395
Patents                                                                198            259
Investment in joint ventures                                           120             73
Deposits and advances                                                   88             76
Acquisition costs                                                       86             91
                                                                    ---------------------
                                                                    $5,371         $4,772
-----------------------------------------------------------------------------------------


Deferred note and debenture costs represent costs attributable to the 7 1/2% convertible subordinated notes and the 9 1/2% subordinated debentures being amortized over the respective lives of the issues on a straight line basis, and are net of accumulated amortization of $211,000 and $692,000 at December 31, 1997 and 1996, respectively. The December 31, 1996 amount included the costs attributable to the 9% subordinated debentures which were redeemed during 1997. Goodwill and noncompete agreements are costs primarily attributable to the purchase costs associated with the acquisitions of ISE in January 1995 and Fairtron in May 1997. See Note 8 - Acquisition. Goodwill is being amortized over 20 years on a straight line basis, and is net of accumulated amortization of $129,000 and $72,000 at December 31, 1997 and 1996, respectively. Noncompete agreements are being amortized over the respective term of the agreements (five and seven years) on a straight line basis, and are net of accumulated amortization of $309,000 and $196,000 at December 31, 1997 and 1996, respectively. Deferred financing costs represent costs attributable to financing agreements being amortized over the respective term of the agreements on a straight line basis, and are net of accumulated amortization of $234,000 and $502,000 at December 31, 1997 and 1996, respectively. Patents represent costs attributable to engineering and design costs of outdoor products being amortized over 14 years on a straight line basis, and are net of accumulated amortization of $190,000 and $128,000 at December 31, 1997 and 1996, respectively. The investment in joint ventures is primarily an investment in MetroLux Theatres, a 12-plex theatre located in Loveland, Colorado. Acquisition costs represent the purchase price attributable to intangibles being amortized over 30 years on a straight line basis, and are net of accumulated amortization of $64,000 and $59,000 at December 31, 1997 and 1996, respectively. The Company evaluates the carrying value of its long-lived assets and identifiable intangibles, including goodwill, for possible impairments which, if applicable, are recognized when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

7. Maintenance Contracts
Maintenance contracts represent the present value of contracts the Company has with customers to service their outdoor display equipment, which were acquired during 1993. These contracts are being amortized over their economic lives of eight to 15 years, on an accelerated method, which contemplates contract expiration, fall out and non-renewals, and are net of accumulated amortization of $1,642,000 and $1,378,000 at December 31, 1997 and 1996, respectively.

8. Acquisition
On May 1, 1997, the Company, through its subsidiary Trans-Lux Midwest Corporation, acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation (Fairtron), an Iowa corporation located in Des Moines, Iowa, for a cash purchase price of approximately $104,000, noncompete and consulting fees and assumption of certain debt for an approximate total purchase price of $7.0 million. Additionally, there is a contingent purchase price of $250,000, based on future sales. The payments for the acquisition are shown in the Consolidated Statements of Cash Flows net of $6.8 million of liabilities assumed. The Company retired approximately $2.8 million of the assumed debt of Fairtron. The purchase was financed by working capital and assumption of certain debt.
     The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated on the basis of the fair value of the assets acquired and liabilities assumed. Assets include land, building, leaseholds, machinery and equipment, accounts receivable, inventory and intellectual property. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill.
     The historical financial results of Fairtron included both the catalog and custom scoreboard sign businesses. The historical financial results of Fairtron also included certain expenses which are not expected to continue. Just prior to the acquisition, Fairtron reduced head count by approximately 33%. The Company, accordingly, is operating at a substantial reduction in personnel compared to Fairtron's historical operations. The Company has also taken actions which it believes will reduce operating expenses through the consolidation of facilities and other cost saving measures. In addition, the Company's operation of the custom scoreboard business portion is anticipated to be at a lower level of activity because the Company does not expect to continue to manufacture certain scoreboards that produce lower profit margins. The effects of such actions are not included in the pro forma financial data.
     The following pro forma data should be read in conjunction with the Company's consolidated financial statements. The pro forma data does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occurred on January 1, 1996 and January 1, 1997 or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma consolidated balance sheet is not presented as the transaction is already reflected in the Company's Consolidated Balance Sheet at December 31, 1997.


In thousands, except per share data                                   1997           1996
-----------------------------------------------------------------------------------------


Revenues                                                           $57,816        $59,856
Net income                                                         $ 1,560        $   793
Earnings per share - basic                                         $  1.22        $  0.63
Earnings per share - diluted                                       $  0.81        $  0.63
-----------------------------------------------------------------------------------------


9. Taxes on Income
The components of income tax expense are as follows:



In thousands                                                 1997        1996        1995
-----------------------------------------------------------------------------------------


Current:
  Federal                                                 $   (1)        $349        $490
  State and local                                            165          169          86
                                                          -------------------------------
                                                             164          518         576

Deferred:
  Federal                                                  1,094          386         157
  State and local                                             79           49          40
                                                          -------------------------------
                                                           1,173          435         197
                                                          -------------------------------
Total income tax expense                                  $1,337         $953        $773
-----------------------------------------------------------------------------------------


Income taxes provided differed from the expected federal statutory rate of 34% as follows:

                                                            1997         1996        1995
-----------------------------------------------------------------------------------------


Statutory federal income tax rate                          34.0%        34.0%       34.0%
State income taxes, net of federal benefit                  5.7          6.5         4.5
Foreign losses                                              6.0            -           -
Other                                                       1.3          2.7         3.5
                                                           ------------------------------
  Effective income tax rate                                47.0%        43.2%       42.0%
-----------------------------------------------------------------------------------------


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------


Long-term liability
  Deferred tax asset:
    Operating loss carryforwards                                    $  150         $  120
    Depreciation and amortization                                      463            442
    Acquisition costs                                                   84             84
    Net pension cost                                                   126            161
    Supplemental retirement plan costs                                 111             86
    Tax credit carryforwards                                         1,085            477
    Unrealized holding losses                                          ---             47
    Bad debt expense                                                    98             33
    Installment sale                                                     7            ---
    State income taxes                                                  25            ---
    Valuation allowance                                               (246)          (224)
                                                                    ---------------------
                                                                     1,903          1,226
-----------------------------------------------------------------------------------------



In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------
  Deferred tax liability:
    Depreciation                                                    $5,659         $3,888
    Gain on purchase of Company's 9% debentures                        439            439
    Net pension benefit                                                373            373
    Foreign exchange gain                                               27             33
    Bad debt expense                                                    84            ---
    Unrealized holding gains                                             5            ---
    Joint venture tax loss                                              66            ---
    Acquisition costs                                                    3            ---
    State income taxes                                                 ---            238
                                                                    ---------------------
                                                                     6,656          4,971
                                                                    ---------------------
       Net deferred tax liability                                   $4,753         $3,745
-----------------------------------------------------------------------------------------



The valuation allowance changed by $22,000 and $8,000 for the years ended December 31, 1997 and 1996, respectively. The valuation allowance has been established for the amount of deferred tax assets which management estimates will more likely than not expire unused.


10. Accounts Payable and Accruals
Accounts payable and accruals consist of the following:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------


Accounts payable                                                    $2,627         $2,317
Interest payable                                                       275            603
Taxes payable                                                          656            596
Accruals                                                             3,279          2,659
                                                                    ---------------------
                                                                    $6,837         $6,175
-----------------------------------------------------------------------------------------



11. Long-Term Debt
Long-term debt consist of the following:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------

7 1/2% convertible subordinated notes due 2006                     $31,625        $27,500
9% convertible subordinated debentures due 2005                        ---          4,811
9 1/2% subordinated debentures due 2012                              1,057          1,057
Term loans - bank, secured, due in
  quarterly installments through 2002                               10,328         11,944
Revolving credit facility - bank, secured                            3,200            ---
Real estate mortgages - secured, due in monthly
  and quarterly installments through 2005                            3,095          2,502
Loan payable - CDA, due in monthly
  installments through 2002 at 5.0%                                    375            448
Capital lease obligation - secured, due in
  monthly installments through 1999 at 9 1/2%                           30             53
                                                                   ----------------------
                                                                    49,710         48,315
Less portion due within one year                                       258            203
                                                                   ----------------------
                                                                   $49,452        $48,112
-----------------------------------------------------------------------------------------



Payments of long-term debt due for the next five years are:


In thousands                 1998          1999          2000          2001          2002
-----------------------------------------------------------------------------------------


                            $ 258        $1,875        $2,786        $1,818        $5,649
-----------------------------------------------------------------------------------------


The Company issued $27.5 million of 7 1/2% convertible subordinated notes due 2006 (the Notes) on December 19, 1996. Interest is payable semiannually on June 1 and December 1 of each year. The Notes are convertible into Common Stock of the Company at any time prior to maturity, at a conversion price of $14.013 per share. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2001 at declining premiums. The Indenture agreement relating to the Notes contains certain financial covenants with which the Company must comply on a continuing basis, which among others includes a limitation on the incurrence of indebtedness of five times EBITDA plus $5.0 million. On January 14, 1997, the Underwriter exercised their overallotment option, bringing the total amount outstanding to $31.625 million.
     During 1985, the Company issued $15.0 million of 9% convertible subordinated debentures due 2005, convertible into shares of the Company's Common Stock at a conversion price of $12.70 per share. The debentures were redeemable at the option of the Company at par. On February 27, 1997, the Company called all the outstanding debentures for redemption and recorded a charge of $113,000, $66,000 net of tax, associated with the early retirement of the subordinated debentures.
     During 1994, the Company issued $1.1 million of 9 1/2% subordinated debentures due 2012. Interest is payable semiannually on June 1 and December 1 of each year. The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 1999 at declining premiums. An annual sinking fund requirement of $105,700 is to commence December 1, 2009.
     The Company entered into a Credit Agreement with First Union National Bank in August 1995 restructuring $15.6 million of indebtedness. The restructuring extended the term to an average of 11 years at a variable rate of interest of LIBOR plus 175 basis points (7.469% at December 31, 1997). Simultaneously, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreement relating to the Company's credit facility contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, which among others includes a fixed charge coverage ratio of 1.05 to 1.0, and cash dividends may not exceed $750,000 in any year. At December 31, 1997, the Company had outstanding two interest rate swap agreements with a commercial bank, having a notional value of $10.3 million. The resulting gain or loss on the swaps is included in interest expense. The agreements effectively change the Company's interest rate exposure on its $6.3 million floating rate installment note due quarterly through August 2002 to a fixed rate of 7.86% and its $4.0 million floating rate installment note due quarterly through July 2002 to a fixed rate of 7.86%. The notional value of the interest rate swap agreements are reduced quarterly with the installment payments on the notes and mature July 1, 1998.

The aggregate cost to terminate the interest rate swap agreements at December 31, 1997 was $55,000. The Company is subject to credit loss in the event of nonperformance by other parties to the interest rate swap agreements.
However, the Company does not anticipate nonperformance by the counterparties.
     The Company has a $10.0 million revolving credit facility with its bank at a variable rate of interest of LIBOR plus 200 basis points (7.719% at December 31, 1997) which is available until June 1998. At December 31, 1997, the Company had $6.8 million available under such agreement. Subsequent to year end, the revolving credit facility has been extended until June 2000 and additional financial covenants have been added.
     The Company has a first mortgage on a fourplex theatre in Taos, New
Mexico at an interest rate of prime plus 1% (9.5% at December 31, 1997) with a balloon payment of $837,000 in 1998. Subsequent to year end, the Company increased this mortgage by $1.0 million and refinanced at an interest rate of prime, payable monthly through February 2018. The Company also has a first mortgage on a fiveplex theatre in Durango, Colorado at an interest rate of prime plus 1%, with a ceiling of 9% (9% at December 31, 1997) and a balloon payment of $920,000 in 2000.
     The Company has a first mortgage on the technical services center facility in Norcross, Georgia currently at an interest rate of 8.65% payable monthly through May 2005 with a balloon payment of $302,000 in 2005. The interest rate will adjust in June 2000 to the five year US Treasury Securities rate plus 250 basis points. The Company also has a first mortgage on the office and production facility in Des Moines, Iowa at an interest rate of 8.25%, payable monthly through February 2004, with a balloon payment of $390,000 in 2004.
     The fair value of the 7 1/2% convertible subordinated notes and the 9 1/2% subordinated debentures are $36,685,000 and $959,000, respectively, at December 31, 1997. The fair value of the remaining long-term debt approximates the carrying value.
     The theatrical joint venture, MetroLux Theatres, has a $3.0 million first mortgage on the 12-plex theatre located in Loveland, Colorado. The Company is the guarantor of the entire indebtedness, however, the owner of the non-related general partner of the joint venture has guaranteed their pro rata portion of the indebtedness to the Company.


12. Stockholders' Equity
Changes in capital stock, additional paid-in capital, treasury stock and retained earnings and other for the three years ended December 31, 1997 are as follows:


                                        Common Stock              Class B          Additional                      Retained
                                   ---------------------    -------------------       Paid-in        Treasury      Earnings
In thousands, except share data       Shares      Amount     Shares      Amount       Capital           Stock     and Other
---------------------------------------------------------------------------------------------------------------------------


Balance December 31, 1994          2,435,046      $2,435    305,359        $305       $13,809       $(11,911)       $15,886
Net income                                --          --         --          --            --             --          1,066
Cash dividends                            --          --         --          --            --             --           (171)
Unrealized holding gain                   --          --         --          --            --             --             36
Exercise of stock options                 --          --         --          --            (4)            40             --
Common stock acquired (56 shares)         --          --         --          --            --             (1)            --
Common stock award (1,000 shares)         --          --         --          --             1              8             --
Class B conversion to common stock     1,222           1     (1,222)         (1)           --             --             --
                                   ----------------------------------------------------------------------------------------
Balance December 31, 1995          2,436,268       2,436    304,137         304        13,806        (11,864)        16,817
Net income                                --          --         --          --            --             --          1,250
Cash dividends                            --          --         --          --            --             --           (174)
Unrealized holding gain                   --          --         --          --            --             --             13
9% debentures conversion                  --          --         --          --            23             40             --
Exercise of stock options                 --          --         --          --           (11)            23             --
Common stock acquired (81 shares)         --          --         --          --            --             (1)            --
Class B conversion to common stock     5,497           6     (5,497)         (6)           --             --             --
                                   ----------------------------------------------------------------------------------------
Balance December 31, 1996          2,441,765       2,442    298,640         298        13,818        (11,802)        17,906
Net income                                --          --         --          --            --             --          1,510
Cash dividends                            --          --         --          --            --             --           (177)
Unrealized holding gain                   --          --         --          --            --             --             64
9% debentures conversion                  --          --         --          --            89            151             --
Exercise of stock options                 --          --         --          --            (3)            13             --
Class B conversion to common stock     1,000           1     (1,000)         (1)           --             --             --
                                   ----------------------------------------------------------------------------------------
Balance at December 31, 1997       2,442,765      $2,443    297,640        $297       $13,904       $(11,638)       $19,303
---------------------------------------------------------------------------------------------------------------------------


During 1997, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 1997 and January 1998. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
     During 1995, the stockholders approved 3 million shares of a new class of capital stock designated Class A Stock, $1.00 par value. The stock has no voting rights except as required by law and will receive a 10% higher dividend than the Common Stock. A Certificate of Amendment authorizing the Class A shares and adjusting the authorized shares of Common Stock to 5.5 million and Class B Stock to 1 million was filed during 1996.
     Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans amounted to 2,364,000 and 2,824,000 at December 31, 1997 and 1996, respectively.

13. Leases
The Company occupies theatre and other premises under operating leases expiring at varying dates through 2014. Certain of the leases provide for the payment of real estate taxes and other occupancy costs.
     The following is a summary of future minimum lease payments due under operating leases at December 31, 1997:


In thousands
-----------------------------------------------------------------------------------------


1998                                                                               $  513
1999                                                                                  393
2000                                                                                  326
2001                                                                                  276
2002                                                                                  251
Thereafter                                                                          2,199
                                                                                    -----
Total future minimum lease payments                                                $3,958
-----------------------------------------------------------------------------------------


Total rent expense for all operating leases amounted to $456,000, $296,000, and $238,000 in 1997, 1996 and 1995, respectively.


14. Engineering Development
Engineering development expense was $322,000, $204,000 and $172,000 for 1997, 1996 and 1995, respectively.


15. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's funding policy is to contribute annually an amount that can be deducted for Federal income tax purposes.
     The funded status of the plan at December 31, 1997 and 1996 are as follows:


In thousands                                                          1997           1996
-----------------------------------------------------------------------------------------


Fair value of plan assets                                          $ 4,612         $4,389
                                                                   ----------------------
Actuarial present value of benefits
  for service rendered to date:
Accumulated benefits based on salaries to date,
  including vested benefits of $3,899 and
  $3,377 for 1997 and 1996, respectively                             4,135          3,482
Additional benefits based on
  estimated future salary levels                                     1,605          1,396
                                                                   ----------------------
Projected benefit obligation (PBO)                                   5,740          4,878
                                                                   ----------------------
Plan assets less than PBO                                           (1,128)          (489)
Unrecognized prior service cost                                         18             20
Unrecognized net loss from past
  experience different from that assumed                             1,472          1,033
Unrecognized net asset on January 1,
  1985 recognized over 13 years                                        (12)           (52)
                                                                   ----------------------
Prepaid pension cost                                               $   350        $   512
-----------------------------------------------------------------------------------------


The following items are components of the net pension cost for 1997:


In thousands
-----------------------------------------------------------------------------------------


Present value of benefits earned during the period                                   $371
Interest cost on projected benefit obligation                                         365
Actual return on plan assets                                                         (325)
Net amortization and deferral                                                        (106)
                                                                                     ----
Net pension cost                                                                     $305
-----------------------------------------------------------------------------------------


Plan assets are invested in insurance company funds, mutual funds and $99,000 in the Company's 9 1/2% subordinated debentures. The weighted average discount rate used in determining the actuarial present value of the PBO was 7.0% in 1997 and 7.5% in 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the PBO was 4.0% in 1997 and 1996. The expected long-term rate of return on assets was 9.5 % for 1997 and 1996.
     The Company provides supplemental retirement benefits for the Chief Executive Officer. During 1997, the Company accrued $62,000 for such benefits. At December 31, 1997 and 1996, respectively, the total liability accrued was $278,000 and $216,000.
     The Company's pension and supplemental pension costs amounted to $368,000, $353,000 and $183,000 in 1997, 1996 and 1995, respectively.
     The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein. The Company provides some postemployment benefits, but did not accrue any additional liability for such benefits during 1997.

16. Stock Option Plans
The Company has five stock option plans. The 1995 Stock Option Plan and the 1992 Stock Option Plan reserved 100,000 and 50,000 shares of Common Stock, respectively, for issue to key employees. Stock Option Plan II terminated, and accordingly, additional shares cannot be granted under such plan, which originally reserved 50,000 shares of Common Stock. The Non-Employee Director Stock Option Plan reserved 30,000 shares of Common Stock for grant. The Non-Statutory Stock Option Plan Agreement reserved 12,500 shares of Common Stock for grant to the Chairman of the Board.
     Changes in the stock option plans are as follows:


                                                                                 Weighted
                                                       Number of Shares           Average
                                             ----------------------------------  Exercise
                                             Authorized    Granted    Available     Price
-----------------------------------------------------------------------------------------


Balance December 31, 1994                        98,400     89,500        8,900    $ 7.62
Additional authorized shares                     50,000         --       50,000        --
Terminated                                      (19,700)   (25,200)       5,500      7.54
Granted                                              --     28,200      (28,200)     8.14
Exercised                                        (5,000)    (5,000)          --      7.23
                                                -----------------------------------------
Balance December 31, 1995                       123,700     87,500       36,200      7.83
Additional authorized shares                     65,000         --       65,000        --
Terminated                                           --       (500)         500      8.56
Granted                                              --      7,000       (7,000)    12.63
Exercised                                        (8,406)    (8,406)          --      6.71
                                                -----------------------------------------
Balance December 31, 1996                       180,294     85,594       94,700      8.33
Granted                                              --     27,600      (27,600)    11.26
Exercised                                        (6,644)    (6,644)          --      7.33
                                                -----------------------------------------
Balance December 31, 1997                       173,650    106,550       67,100    $ 9.14
-----------------------------------------------------------------------------------------


Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1997, under the 1995 Plan, options for 49,550 shares (granted in 1997 and 1995) with exercise prices ranging from $8.125 to $15.1875 per share were outstanding, 22,450 shares of which were exercisable. During 1997, options for 27,100 shares were granted at exercise prices ranging from $11.0625 to $15.1875 per share, and options for 1,350 shares (granted in 1995) with an exercise price of $8.125 per share were exercised. During 1996, 50,000 additional shares were authorized under the 1995 Stock Option Plan. No options were exercised during 1996 and 1995. At December 31, 1997, under the 1992 Plan, options for 35,500 shares (granted in 1995, 1994, 1993 and 1992) with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 1997, options for 5,294 shares (granted in 1993 and 1992) with exercise prices ranging from $6.3125 to $7.5625 per share were exercised. During 1996, options for 7,406 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised, and options for 500 shares expired. During 1995, options for 3,400 shares were granted at an exercise price of $8.125 per share, options for 1,300 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised, and options for 1,000 shares expired.
     Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 1997, options for 9,000 shares (granted in 1997, 1996, 1995 and 1994) with exercise prices ranging from $8.625 to $12.625 per share were outstanding, 8,500 shares of which were exercisable. During 1997, options for 500 shares were granted at an exercise price of $12.00 per share, and no options were exercised. During 1996, 15,000 additional shares were authorized, options for 7,000 shares were granted at an exercise price of $12.625 per share, and options for 1,000 shares (granted in 1994) with an exercise price of $9.6875 per share were exercised. During 1995, options for 1,000 shares were granted at an exercise price of $8.625 per share, options for 1,500 shares (granted in 1989) with an exercise price of $7.4375 per share were exercised, and options for 4,500 shares expired.
     Under the Non-Statutory Stock Option Agreement, option prices must be at least 100% of the market value of the Common Stock at time of grant. The exercise period is for ten years from date of grant. At December 31, 1997, options for 12,500 shares (granted in 1993) with an exercise price of $7.50 per share were outstanding, all of which were exercisable. No options were exercised during 1997, 1996 and 1995.
     Under Stock Option Plan II, option prices must be at least 100% of the market value of the Common Stock at time of grant. The exercise period was for six years from date of grant (five years if the optionee owned more than 10% of the voting power) and terminated at a stipulated period of time after an employee's termination of employment. At December 31, 1997, no options were outstanding. During 1995, options for 2,200 shares (granted in 1989) with an exercise price of $7.625 per share were exercised, and options for 19,700 shares expired.
     The following tables summarize information about stock options outstanding at December 31, 1997:


                                                Weighted Average
Range of                       Number                  Remaining        Weighted Average
Exercise Prices           Outstanding           Contractual Life          Exercise Price
----------------------------------------------------------------------------------------


$ 6.31 -- $ 7.56               25,700                        2.9                  $ 7.18
  7.57 --   8.63               36,850                        7.3                    8.14
  8.64 --   9.69                9,400                        6.1                    9.60
  9.70 --  12.63               33,500                        8.1                   11.41
 12.64 --  15.19                1,100                        9.8                   15.19
                              ----------------------------------------------------------
                              106,550                        6.4                  $ 9.14
----------------------------------------------------------------------------------------



Range of                                     Number                     Weighted Average
Exercise Prices                         Exercisable                       Exercise Price
----------------------------------------------------------------------------------------


$ 6.31 -- $ 7.56                             25,700                               $ 7.18
  7.57 --   8.63                             36,850                                 8.14
  8.64 --   9.69                              9,400                                 9.60
  9.70 --  12.63                              7,000                                12.63
 12.64 --  15.19                                 --                                   --
                                             -------------------------------------------
                                             78,950                               $ 8.40
----------------------------------------------------------------------------------------


The estimated fair value of options granted during 1997, 1996 and 1995 was $3.64, $4.15 and $2.67 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:


In thousands, except per share data                        1997         1996         1995
-----------------------------------------------------------------------------------------


Net income applicable to common shareholders
Basic:
  As reported                                            $1,510       $1,250       $1,066
  Pro forma                                               1,447        1,223        1,047
-----------------------------------------------------------------------------------------
Net income per common and common equivalent share
Basic:
  As reported                                            $ 1.18       $ 0.99       $ 0.85
  Pro forma                                                1.13         0.97         0.84
Diluted:
  As reported                                              0.80         0.89         0.79
  Pro forma                                                0.78         0.87         0.78
-----------------------------------------------------------------------------------------


The fair value of options granted under the Company's stock option plans during 1997, 1996 and 1995 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 1.05% in 1997 and 1.22% in 1996 and 1995, expected volatility of approximately 33% in 1997 and 35% in 1996 and 1995, risk free interest rate of approximately 6% and expected lives of option grants of approximately four years in 1997, 1996 and 1995. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, and additional awards in future years are anticipated.


17. Earnings per Share
The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), during the fourth quarter of 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The following table represents the computation of basic and diluted earnings per common share as required by SFAS 128 for the three years ended December 31, 1997:



In thousands, except per share data                        1997         1996         1995
-----------------------------------------------------------------------------------------


Basic earnings per share computation
Net income                                               $1,510       $1,250       $1,066
                                                         --------------------------------
Weighted average common
  shares outstanding                                      1,281        1,258        1,250
                                                         --------------------------------
Basic earnings per common share                          $ 1.18       $ 0.99       $ 0.85
-----------------------------------------------------------------------------------------
Diluted earnings per share computation
Net income                                               $1,510       $1,250       $1,066
Add: After tax interest expense
  applicable to convertible debt                          1,447          276          262
Add: After tax changes to income
 applicable to assumed conversion                           (78)         (16)         (27)
                                                         --------------------------------
Adjusted net income                                      $2,879       $1,510       $1,301
                                                         --------------------------------
Weighted average common
  shares outstanding                                      1,281        1,258        1,250
Assumes exercise of options reduced
  by the number of shares which could
  have been purchased with the
  proceeds from exercise of such options                     30           33            8
Assumes conversion of 9% convertible
  subordinated debentures                                    59          381          384
Assumes conversion of 7 1/2%
  convertible subordinated notes                          2,247           32           --
                                                         --------------------------------
Total weighted average shares                             3,617        1,704        1,642
                                                         --------------------------------
Diluted earnings per common share                        $ 0.80       $ 0.89       $ 0.79
-----------------------------------------------------------------------------------------



18. Commitments and Contingencies
The Company has employment agreements with certain executive officers which expire at various dates through December 2002. At December 31, 1997, the aggregate commitment for future salaries, excluding bonuses, was approximately $3,726,000.
     During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development. This grant will be forgiven under certain circumstances, which includes attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business, certain of which claims are reimbursable to the Company from the Company's insurance carriers. In the opinion of management, the amount of ultimate liability with respect to these actions, after considering the related insurance reimbursements, will not have a material adverse affect on the consolidated financial statements of the Company.

19. Business Segment Data
The Company's operations have been classified into two business segments. The Display Division designs, produces, leases, sells and services large-scale, multi-color, real-time electronic information displays for both indoor and outdoor use. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the southwestern United States and owns real estate used for both corporate and income-producing purposes in the United States and Canada.
     Information about the Company's operations in its two business segments for the three years ended December 31, 1997 is as follows:


In thousands                                               1997         1996         1995
-----------------------------------------------------------------------------------------


Revenues:
  Display                                               $47,906      $40,903      $33,569
  Entertainment and real estate                           5,457        4,382        4,222
                                                        ---------------------------------
                                                        $53,363      $45,285      $37,791
                                                        ---------------------------------
Operating income:
  Display                                               $12,733      $10,125      $ 9,500
  Entertainment and real estate                             711          335          548
                                                        ---------------------------------
                                                         13,444       10,460       10,048
Other income                                                193           --           92
General and administrative expenses                      (7,628)      (6,017)      (6,157)
Interest expense - net                                   (3,162)      (2,240)      (2,144)
                                                        ---------------------------------
Income before taxes                                     $ 2,847      $ 2,203      $ 1,839
                                                        ---------------------------------
Assets:
  Display                                               $69,922      $58,096      $49,565
  Entertainment and real estate                           8,968        6,061        6,654
                                                        ---------------------------------
Total identifiable assets                                78,890       64,157       56,219
Cash and available-for-sale securities                   10,088       19,874        1,241
                                                        ---------------------------------
                                                        $88,978      $84,031      $57,460
                                                        ---------------------------------
Depreciation and amortization:
  Display                                               $ 6,264      $ 6,620      $ 6,403
  Entertainment and real estate                             380          327          301
  General corporate                                         432          157          197
                                                        ---------------------------------
                                                        $ 7,076      $ 7,104      $ 6,901
                                                        ---------------------------------
Capital expenditures:
  Display                                               $11,473      $ 9,157      $ 7,461
  Entertainment and real estate                           1,039          101          220
                                                        ---------------------------------
                                                        $12,512      $ 9,258      $ 7,681
-----------------------------------------------------------------------------------------


General and administrative expenses consist of general corporate expenses not deemed to be operating expenses and have therefore not been allocated. No single customer accounted for 10% or more of total revenues in 1997, 1996 and 1995. Foreign revenues were less than 10% of total revenues in 1997, 1996 and 1995.




INDEPENDENT AUDITORS' REPORT

Deloitte &
 Touche LLP
-----------

To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Stamford, Connecticut
February 26, 1998

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

  (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

         Name                       Office                              Age
     ---------------          ---------------------                     ---
     Richard Brandt           Chairman of the Board                      70

     Victor Liss              Vice Chairman of the Board,                61
                              President and Chief Executive
                              Officer

     Michael R. Mulcahy       Executive Vice President                   49

     Matthew Brandt           Senior Vice President                      34

     Thomas Brandt            Senior Vice President                      34

     Frank N. Daniels         Senior Vice President                      60

     Karl P. Hirschauer       Senior Vice President                      52

     Thomas F. Mahoney        Senior Vice President                      50

     Al L. Miller             Senior Vice President                      52

     Angela D. Toppi          Senior Vice President, Treasurer,          42
                              Secretary and Chief Financial
                              Officer

     Messrs. R. Brandt, Liss and Daniels have been associated in an executive capacity with the Company for more than five years.

     Mr. Mulcahy was elected Executive Vice President in charge of sales, marketing and engineering operations on May 18, 1995 and has been employed by the Company since 1967. Mr. Mulcahy served as Senior Vice President in charge of sales between December 8, 1993 and May 18, 1995 and as Vice President of sales between 1989 and December 8, 1993.

     Messrs. M. and T. Brandt were elected Senior Vice Presidents in charge of theatre operations on September 27, 1997 and have been employed since 1985. They served as Vice Presidents in charge of theatre operations between May 22, 1991 and September 27, 1997.

     Mr. Hirschauer was elected Senior Vice President in charge of engineering and product development on December 8, 1993 and has been employed by the Company since 1980. Mr. Hirschauer served as Vice President in charge of engineering between 1984 and December 8, 1993.

     Mr. Mahoney was elected Senior Vice President in charge of sales on July 1, 1996 and has been employed by the Company since 1967. Mr. Mahoney served as Assistant Vice President of sales between December 1, 1994 and July 1, 1996.

     Mr. Miller was elected Senior Vice President in charge of manufacturing and materials on September 27, 1997 and has been employed by the Company since 1995. Mr. Miller served as Vice President in charge of manufacturing and materials between March 13, 1995 and September 27,1997. Mr. Miller was self-employed as a consultant between 1993 and 1995.

     Ms. Toppi was elected Senior Vice President in charge of finance on September 29, 1995 and has been employed by the Company since 1986. Ms. Toppi has served as Secretary of the Company since July 23, 1992, Chief Financial Officer since March 19, 1992 and Treasurer since 1988.

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a)  The following documents are filed as part of this report:

       (1)  Financial Statements:
            Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.
            Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.
            Notes to Consolidated Financial Statements.
            Independent Auditors' Report

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

           10.1 Form of Indemnity Agreement -- Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

           10.2 Form of Indemnity Agreement -- Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

           10.3 Amended and Restated Pension Plan dated August 14, 1996 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 1996).

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

               (d) 1995 Stock Option Plan, as amended (incorporated by
                   reference to Proxy Statement dated April 22, 1996).

           10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 1995.) Fourth Amendment Agreement dated December 19, 1997, included herewith. Fifth Amendment Agreement dated March 24, 1998, included herewith.

           10.6 Employment Agreement with Richard Brandt dated August 16, 1996 (incorporated by reference to Exhibit 10.3 in Registration No. 333-15481).

           10.7 Employment Agreement with Victor Liss dated as of January 1, 1997 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 1996).

           10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1994 (incorporated by reference to Exhibit 28(d) of Form 10-Q for the quarter ended September 30, 1994). Amendment No. One to Employment Agreement dated June 1, 1995 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1995).

           10.9 Employment Agreement with Frank Daniels dated as of January 1, 1997 (incorporated by reference to Exhibit 10.9 of
                  Form 10-K for the year ended December 31, 1996).

           10.10 Employment Agreement with Karl Hirschauer dated as of January 1, 1997 (incorporated by reference to Exhibit
                  10.10 of Form 10-K for the year ended December 31, 1996).

           10.11 Employment Agreement with Thomas F. Mahoney dated as of June 1, 1996 (incorporated by reference to Exhibit 28(a) of Form 10-Q for the quarter ended June 30, 1996).

           10.12 Employment Agreement with Angela Toppi dated as of January 1, 1997 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1996).

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

           10.14 Agreement between Trans-Lux ISE Corporation and the Stockholders of Integrated Systems Engineering, Inc. dated as of January 17, 1995 (incorporated by reference to Exhibit 28(a) of Form 8-K filed January 23, 1995).

           10.15 Agreement with Nottingham Partners, Deerfield Partners, Jonathan P. Schwartz and Nathaniel B. Guild dated April 4, 1991 (incorporated by reference to Exhibit 28(a) of Form 8-K filed April 9, 1991).

           10.16 Agreement with Baupost Group, Inc. and Baupost Partners dated April 4, 1991 (incorporated by reference to Exhibit 28(b) of Form 8-K filed April 9, 1991).

           10.17  Agreement between Trans-Lux Midwest Corporation and
                   Fairtron
                  Corporation dated as of April 30, 1997 (incorporated by reference to Exhibit 10(a) of Form 8-K filed May 15, 1997).

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


                                    by /s/ Robert A. Carroll
                                      -------------------------
                                      Robert A. Carroll
                                      Assistant Vice President and
                                      Chief Accounting Officer












Dated:  March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ Richard Brandt
-------------------------------------                           March 30, 1998
Richard Brandt, Chairman of the Board


/s/ Victor Liss
-------------------------------------                           March 30, 1998
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer


/s/ Steven Baruch
-------------------------------------                           March 30, 1998
Steven Baruch, Director


/s/ Howard Brenner
-------------------------------------                           March 30, 1998
Howard Brenner, Director


/s/ Jean Firstenberg
-------------------------------------                           March 30, 1998
Jean Firstenberg, Director


/s/ Allan Fromme
-------------------------------------                           March 30, 1998
Allan Fromme, PhD, Director



-------------------------------------                           March 30, 1998
Robert Greenes, Director


/s/ Eugene F. Jankowski
-------------------------------------                           March 30, 1998
Eugene F. Jankowski, Director


/s/ Howard S. Modlin
-------------------------------------                           March 30, 1998
Howard S. Modlin, Director