Form 10-Q
period 1998-03-31
TRANS LUX CORP
filed 1998-05-12
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                               --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              -----------  ----------

Commission file number 1-2257
                       ------

                            TRANS-LUX CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             13-1394750
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   110 Richards Avenue, Norwalk, CT                               06856-5090
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip code)

                                (203) 853-4321
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                         Class                        Shares Outstanding
------            -------------------------------          ------------------
5/11/98           Common Stock - $1.00 Par Value                 993,143
5/11/98           Class B Stock - $1.00 Par Value                297,286
                  (Immediately convertible into a
                  like number of shares of Common
                  Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES


                                    Index



     Part I - Financial Information                                  Page No.

          Consolidated Balance Sheets - March 31, 1998 (unaudited)
          and December 31, 1997                                             1

          Consolidated Statements of Stockholders' Equity - March
          31, 1998 (unaudited) and December 31, 1997                        2

          Consolidated Statements of Income - Three  Months Ended
          March 31, 1998 and 1997 (unaudited)                               3

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1998 and 1997 (unaudited)                         4

          Notes to Consolidated Financial Statements (unaudited)            5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7


     Part II - Other Information

          Item 6. Exhibits and reports on Form 8-K                          9

          Signatures                                                       10

                        Part I - FINANCIAL INFORMATION
             ---------------------------------------------------

                                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS

                                                                      March 31       December 31
  In thousands, except share data                                       1998             1997
                                                                      --------       -----------
                                                                     (unaudited)
  ASSETS
  ------
  Current assets:
    Cash and cash equivalents                                          $   638           $ 1,843
    Available-for-sale securities                                        7,468             8,245
    Receivables                                                          9,831             6,833
    Unbilled receivables                                                    49               620
    Inventories                                                          5,513             4,644
    Income taxes recoverable                                               ---               426
    Prepaids and other current assets                                      451               405
                                                                        ------            ------
      Total current assets                                              23,950            23,016
                                                                        ------            ------
  Rental equipment                                                      64,932            62,910
    Less accumulated depreciation                                       24,363            23,009
                                                                        ------            ------
                                                                        40,569            39,901
                                                                        ------            ------
  Property, plant and equipment                                         27,897            27,064
    Less accumulated depreciation and amortization                       8,523             8,070
                                                                        ------            ------
                                                                        19,374            18,994
  Prepaids, intangibles and other                                        5,801             5,371
  Maintenance contracts, net                                               954             1,006
  Note receivable, joint venture (excludes $94 current portion)            667               690
                                                                        ------            ------
                                                                       $91,315           $88,978
                                                                        ======            ======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
    Accounts payable and accruals                                      $ 8,004           $ 6,814
    Income taxes payable                                                    50               ---
    Current portion of long-term debt                                      629               258
                                                                        ------            ------
      Total current liabilities                                          8,683             7,072
                                                                        ------            ------
  Long-term debt:
    7 1/2% convertible subordinated notes due 2006                      31,625            31,625
    9 1/2% subordinated debentures due 2012                              1,057             1,057
    Notes payable                                                       16,453            16,770
                                                                        ------            ------
                                                                        49,135            49,452
  Deferred revenue, deposits and other                                   4,498             3,369
  Deferred income taxes                                                  4,382             4,753

  Stockholders' equity                                                  24,617            24,332
                                                                        ------            ------
                                                                       $91,315           $88,978
                                                                        ======            ======

  The accompanying notes are an integral part of these consolidated financial statements.


                                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   March 31     December 31
       In thousands, except per share data                                                           1998           1997
                                                                                                   --------     -----------
                                                                                                 (unaudited)

       Capital stock:
       Preferred - $1.00 par value
                   Authorized - 500,000 shares
                   Issued - none
       Common - $1.00 par value
                   Authorized - 5,500,000 shares
                   Issued - 2,443,119 shares in 1998 and 2,442,765 in 1997                           $2,443        $2,443
       Class B - $1.00 par value
                   Authorized - 1,000,000 shares
                   Issued - 297,286 shares in 1998 and 297,640 in 1997                                  297           297
       Class A - $1.00 par value
                   Authorized - 3,000,000 shares
                   Issued - none
       Additional paid-in capital                                                                    13,902        13,904
       Retained earnings                                                                             19,598        19,297
       Other                                                                                              6            29
                                                                                                     ------        ------
                                                                                                     36,246        35,970

       Less treasury stock - at cost
                  1,450,307 shares in 1998 and 1,453,722 in 1997
                  (excludes additional 297,286 shares held in 1998 and 297,640 in
                   1997 for conversion of Class B stock)                                             11,629        11,638
                                                                                                     ------        ------
       Total stockholders' equity                                                                   $24,617       $24,332
                                                                                                     ======       =======

                                           THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                                                     EQUITY ARE AS FOLLOWS:


                                                                          Additional
                                                Common        Class        Paid-in       Retained                Treasury
                                                 Stock       B Stock       Capital       Earnings     Other       Stock
                                                ------       -------      ----------     --------     -----      --------


       December 31, 1997                        $2,443          $297         $13,904      $19,297       $29      ($11,638)

       1/1/98 - 3/31/98: (unaudited)
       Net income                                                                             345
       Cash dividends                                                                         (44)
       Exercise of stock options                                                  (2)                                   9
       Unrealized holding losses                                                                        (11)
       Foreign currency translation losses                                                              (12)
                                                ------       -------      ----------     --------     -----      --------
       March 31, 1998                           $2,443          $297         $13,902      $19,598        $6      ($11,629)
                                                ======       =======      ==========     ========     =====      ========

       The accompanying notes are an integral part of these consolidated financial statements.



                                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (unaudited)
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
      In thousands, except per share data                                1998              1997
                                                                         ----              ----

      Revenues:
        Equipment rentals and maintenance                             $ 5,762           $ 5,836
        Equipment sales                                                 8,614             3,504
        Theatre receipts and other                                      1,580             1,208
                                                                       ------            ------
           Total revenues                                              15,956            10,548
                                                                       ------            ------
      Operating expenses:
        Cost of equipment rentals and maintenance                       3,158             2,870
        Cost of equipment sales                                         5,654             2,185
        Cost of theatre receipts and other                              1,282               875
                                                                       ------            ------
           Total operating expenses                                    10,094             5,930
                                                                       ------            ------
      Gross profit from operations                                      5,862             4,618
      General and administrative expenses                               4,476             3,352
                                                                       ------            ------
                                                                        1,386             1,266
      Interest income                                                     174               368
      Interest expense                                                 (1,005)           (1,181)
      Other income                                                         72                22
                                                                       ------            ------
      Income before income taxes                                          627               475
                                                                       ------            ------
      Provision for income taxes:
        Current                                                            63               137
        Deferred                                                          219                67
                                                                       ------            ------
                                                                          282               204
                                                                       ------            ------
      Net income                                                      $   345           $   271
                                                                       ======            ======

      Earnings per share:
        Basic                                                         $  0.27           $  0.21
        Diluted                                                       $  0.19           $  0.18

      Average common shares outstanding:
        Basic                                                           1,289             1,271
        Diluted                                                         3,581             3,754

      Cash dividends per share:
        Common stock                                                  $ 0.035           $ 0.035
        Class B stock                                                 $0.0315           $0.0315


      The accompanying notes are an integral part of these consolidated financial statements.




                                  TRANS-LUX CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31
   In thousands                                                                             1998                 1997
   ---------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                               $  345              $   271
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         1,997                1,773
       Net income of joint venture                                                             (49)                 (22)
       Deferred income taxes                                                                  (354)                (139)
       Gain on sale of securities                                                              (23)                ----
       Changes in operating assets and liabilities:
         Receivables                                                                        (2,998)                (870)
         Unbilled receivables                                                                  571                1,618
         Inventories                                                                          (869)                 (73)
         Income taxes recoverable                                                              426                 ----
         Prepaids and other current assets                                                     (46)                  35
         Prepaids, intangibles and other                                                      (519)                (160)
         Accounts payable and accruals                                                       1,188                 (121)
         Income taxes payable                                                                   50                  (82)
         Deferred revenue, deposits and other                                                1,129                1,381
                                                                                            ---------------------------
       Net cash provided by operating activities                                               848                3,611
                                                                                            ---------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of rental equipment                                                            (2,022)              (3,343)
   Purchases of property, plant and equipment                                                 (833)                (624)
   Proceeds from joint venture                                                                  23                   23
   Purchases of available-for-sale securities                                                 ----              (14,846)
   Redemption of available-for-sale securities                                                 762                 ----
                                                                                            ---------------------------
       Net cash (used in) investing activities                                              (2,070)             (18,790)
                                                                                            ---------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                              1,000                4,125
   Repayment of long-term debt                                                                (946)                 (49)
   Redemption of Company's 9% convertible subordinated debentures                             ----               (4,553)
   Proceeds from exercise of stock options                                                       7                 ----
   Cash dividends                                                                              (44)                 (43)
                                                                                            ---------------------------
       Net cash provided by (used in) financing activities                                      17                 (520)
                                                                                            ---------------------------
   Net decrease in cash and cash equivalents                                                (1,205)             (15,699)
   Cash and cash equivalents at beginning of year                                            1,843               19,274
                                                                                            ---------------------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  638              $ 3,575
   ====================================================================================================================
   Interest paid                                                                            $  128              $   444
   Interest received                                                                           194                  126
   Income taxes paid                                                                           238                  415
   --------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                                               4

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                 (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim period is not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended March 31, 1998 was $282,000 of which $63,000 and $219,000 are current and deferred tax expense, respectively. There was no change in the valuation allowance during the three months ended March 31, 1998.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following (net of amortization):


                                                   March 31,     December 31,
In thousands                                         1998           1997
-----------------------------------------------------------------------------
Deferred note and debenture costs                     $1,710           $1,759
Goodwill and noncompete agreements                     1,525            1,572
Prepaids and other                                     1,310              798
Long-term portion of officers' and employees' loans      421              440
Deferred financing costs                                 311              310
Patents                                                  182              198
Investment in joint ventures                             169              120
Deposits and advances                                     88               88
Acquisition costs                                         85               86
                                                       -----            -----
                                                      $5,801           $5,371
                                                       =====            =====

Note 4 - Reporting Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. The adoption of this standard had no impact on the Company's net income.

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the Company are on foreign currency translation adjustments relating to the Company's foreign subsidiaries (loss of $7,000 in 1998 net of 45% tax and gain of $3,000 in 1997 net of 43% tax), and unrealized holding gains or losses on the Company's available-for-sale securities (loss of $11,000 in 1998 net of 45% tax and $202,000 in 1997 net of 43% tax). Other comprehensive loss is $18,000 and $199,000 for the three months ended March 31, 1998 and 1997, respectively. Comprehensive income is $327,000 and $72,000 for the three months ended March 31, 1998 and 1997, respectively.

Note 5 - New Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments and about products and services, geographic areas in which a company operates and its major customers. The Company is in the process of evaluating the impact this standard will have on disclosure in the Company's financial statements.

Note 6 - Earnings per Share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the three months ended March 31, 1998 and 1997, respectively:


                                                                 Three months ended March 31,
  In thousands, except per share data                              1998                1997
  -------------------------------------------------------------------------------------------

  Basic earnings per share computation
  Net income                                                     $  345               $  271
                                                                  -----                -----
  Weighted average common shares outstanding                      1,289                1,271
                                                                  -----                -----
  Basic earnings per common share                                $ 0.27               $ 0.21
                                                                  -----                -----
  -------------------------------------------------------------------------------------------

  Diluted earnings per share computation
  Net income                                                     $  345               $  271

  Add: After tax interest expense applicable to convertible debt    352                  463

  Add: After tax changes to income applicable to assumed
       conversion                                                   (26)                 (40)
                                                                  -----                -----
  Adjusted net income                                            $  671               $  694
                                                                  =====                =====

  Weighted average common shares outstanding                      1,289                1,271

  Assumes exercise of options reduced by the number of shares which could have been purchased with proceeds from
       exercise of such options                                      35                  29

  Assumes conversion of 9% convertible subordinated
       debentures                                                   ---                  240

  Assumes conversion of 7 1/2% convertible subordinated notes     2,257                2,214
                                                                  -----                -----
  Total weighted average shares                                   3,581                3,754
                                                                  =====                =====

  Diluted earnings per common share                              $ 0.19               $ 0.18
                                                                  -----                -----
  -------------------------------------------------------------------------------------------


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The Company's total revenues for the three months ended March 31, 1998 increased 51.3% to $16.0 million from $10.5 million for the same period in the previous year. Revenues from equipment rentals and maintenance decreased $74,000 or 1.3% in 1998, primarily due to the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated, offset by increased rental of indoor displays. Revenues from equipment sales increased $5.1 million or 145.8% in 1998, primarily due an increase in the sales of indoor displays as the result of a certain significant sale which is being recognized on the percentage of completion basis and the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997. Revenues from theatre receipts and other increased $372,000 or 30.8% in 1998, attributable to the acquisitions of the Gaslight Cinemas in March 1997 and the Lake Dillon Cinemas in September 1997.

Gross profit as a percentage of revenues was 36.7% in 1998 compared to 43.8% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance, and depreciation, increased by $288,000 or 10.0% in 1998, primarily due to increased field service costs related to the installation of outdoor sports displays. The cost of equipment rentals and maintenance represented 54.8% of related revenues for the three months ended March 31, 1998 compared to 49.2% in 1997. Cost of equipment sales increased $3.5 million or 158.8% in 1998, primarily due to a certain significant sale of indoor displays being recognized on the percentage of completion basis and the Fairtron acquisition. The cost of equipment sales represented 65.6% of related revenues for the three months ended March 31, 1998 compared to 62.4% in 1997. Cost of theatre receipts and other, which includes film rental expenses, increased $407,000 or 46.5% in 1998, primarily due to the acquisition of the Gaslight Cinemas and Lake Dillon Cinemas. The cost of theatre receipts and other represented 81.1% of related revenues for the three months ended March 31, 1998 compared to 72.4% in 1997.

General and administrative expenses increased by $1.1 million or 33.5%, primarily due to the Fairtron acquisition, expanded sales efforts and increased payroll and benefits costs.

Interest income decreased by $194,000, primarily attributable to a reduction of investments as a result of use of funds for acquisitions and investment in rental equipment. Interest expense decreased by $176,000, primarily due to a special one-time charge in the first quarter of 1997 of approximately $113,000 for the unamortized portion of the financing costs associated with the early retirement of the 9% Convertible Subordinated Debentures due 2005. Other income relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

The effective tax rate at March 31, 1998 and 1997 was 45.0% and 43.0%, respectively

Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting

Comprehensive Income" in the first quarter of 1998. The new standard requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. See Note 4.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments and about products and services, geographic areas in which a company operates and their major customers. The Company is in the process of evaluating the impact this standard will have on disclosure in the Company's financial statements.

Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 1998 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 27, 1998 payable to stockholders of record as of April 6, 1998 and was paid April 14, 1998.

The Company has a $10.0 million revolving credit facility accessible through June 2000, at which time it will convert into a five-year term loan. At March 31, 1998 the Company had $7.7 million available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to meet its anticipated near term cash requirements.

The $1.2 million decrease in cash and cash equivalents for the three months ended March 31, 1998 is primarily attributable to an increase in receivables which is primarily related to a certain significant contract being recorded on the percentage of completion basis and cash utilized for investment in rental equipment. The $15.7 million decrease for the three months ended March 31, 1997 was primarily attributable to the investment of $14.8 million of the net proceeds of the 7 1/2% Convertible Subordinated Notes due 2006 in available-for-sale securities and cash utilized for investment in rental equipment.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. The Company entered into two interest rate swap agreements having a notional value of $10.3 million during the first quarter of 1998 to reduce exposure to interest fluctuations.

Impact of the Year 2000 Issue

The Company is presently implementing changes required for its information systems relative to the new millenium "year 2000". There have been no material developments or changes relative to this on-going implementation program during the quarter.
------------------------------------------------------------------------------

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
------------------------------------------------------------------------------

                         Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)  Exhibits

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



                                         TRANS-LUX CORPORATION
                                         ---------------------
                                              (Registrant)
Date: May 12, 1998

                                         by /s/ Angela Toppi
                                           --------------------------
                                           Angela D. Toppi
                                           Senior Vice President and
                                           Chief Financial Officer


                                         by /s/ Robert A. Carroll
                                           --------------------------
                                           Robert A. Carroll
                                           Assistant Vice President and
                                           Chief Accounting Officer