Form 10-Q
period 1998-06-30
TRANS LUX CORP
filed 1998-08-11
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from             to
                                ---------     ---------

Commission file number 1-2257
                       ------

                               TRANS-LUX CORPORATION
                           -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                            13-1394750
        --------------                       ---------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

   110 Richards Avenue, Norwalk, CT             06856-5090
  ----------------------------------           ------------
(Address of principal executive offices)        (Zip code)

                            (203) 853-4321
                         --------------------
      (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    ------        ------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date                 Class                                Shares Outstanding
-------              ------------------------             ------------------
08/07/98             Common Stock - $1.00 Par Value           993,134
08/07/98             Class B Stock - $1.00 Par Value          297,286
                     (Immediately convertible into a like
                      number of shares of Common Stock.)

                       TRANS-LUX CORPORATION AND SUBSIDIARIES


                                         Index



Part I - Financial Information                                          Page No.

Consolidated Balance Sheets - June 30, 1998 (unaudited) and
December 31, 1997                                                            1

Consolidated Statements of Stockholders' Equity - June 30, 1998 (unaudited)
and December 31, 1997                                                        2

Consolidated Statements of Income - Three and Six Months Ended June 30,
1998 and 1997 (unaudited)                                                    3

Consolidated Statements of Cash Flows - Six Months Ended June 30,
1998 and 1997 (unaudited)                                                    4

Notes to Consolidated Financial Statements (unaudited)                       5

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                7


Part II - Other Information

Item 4. Submission of Matters to a Vote of Stockholders                     10

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12

                          Part I - FINANCIAL INFORMATION
                          ------------------------------

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               June 30         December 31
In thousands, except share data                  1998             1997
                                              ---------        -----------
                                               (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                    $ 1,118          $ 1,843
  Available-for-sale securities                  6,509            8,245
  Receivables                                    8,538            6,833
  Unbilled receivables                             605              620
  Inventories                                    5,108            4,644
  Prepaids and other current assets                521              831
                                               -------          -------
     Total current assets                       22,399           23,016
                                               -------          -------
Rental equipment                                66,975           62,910
  Less accumulated depreciation                 25,667           23,009
                                               -------          -------
                                                41,308           39,901
                                               -------          -------
Property, plant and equipment                   28,230           27,064
  Less accumulated depreciation and amortization 8,934            8,070
                                               -------          -------
                                                19,296           18,994
Prepaids, intangibles and other                  5,639            5,371
Maintenance contracts, net                         902            1,006
Note receivable, joint venture
 (excludes $94 current portion)                    643              690
                                               -------          -------
                                               $90,187          $88,978
                                               =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accruals                $ 6,460          $ 6,814
  Income taxes payable                             210               --
  Current portion of long-term debt              1,020              258
                                               -------          -------
     Total current liabilities                   7,690            7,072
                                               -------          -------
Long-term debt:
  7 1/2% convertible subordinated
   notes due 2006                               31,625           31,625
  9 1/2% subordinated debentures due 2012        1,057            1,057
  Notes payable                                 16,372           16,770
                                               -------          -------
                                                49,054           49,452
Deferred revenue, deposits and other             4,042            3,369
Deferred income taxes                            4,439            4,753

Stockholders' equity                            24,962           24,332
                                               -------          -------
                                               $90,187          $88,978
                                               =======          =======

[FN]

The accompanying notes are an integral part of these consolidated financial statements.

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             June 30     December 31
In thousands, except per share data            1998          1997
                                             -------     -----------
                                             (unaudited)
Capital stock:
Preferred - $1.00 par value
    Authorized - 500,000 shares
    Issued - none
Common - $1.00 par value
    Authorized - 5,500,000 shares
    Issued - 2,443,119 shares in 1998
     and 2,442,765 in 1997                   $ 2,443       $ 2,443
Class B - $1.00 par value
    Authorized - 1,000,000 shares
    Issued - 297,286 shares in 1998
     and 297,640 in 1997                         297           297
Class A - $1.00 par value
    Authorized - 3,000,000 shares
    Issued - none
Additional paid-in capital                    13,902        13,904
Retained earnings                             19,917        19,297
Other                                             30            29
                                              ------        ------
                                              36,589        35,970

Less treasury stock - at cost
    1,450,007 shares in 1998 and 1,453,722
     in 1997 (excludes additional 297,286
     shares held in 1998 and 297,640 in
     1997 for conversion of Class B stock)    11,627        11,638
                                              ------        ------
Total stockholders' equity                   $24,962       $24,332
                                              ======        ======


                     THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                              EQUITY ARE AS FOLLOWS:


                                            Additional
                          Common   Class    Paid-in   Retained         Treasury
                          Stock    B Stock  Capital   Earnings  Other  Stock
                          ------   -------  --------- --------  -----  --------
December 31, 1997         $2,443   $297     $13,904   $19,297   $29    $(11,638)

1/1/98 - 6/30/98: (unaudited)
Net income                                                709
Cash dividends                                            (89)
Exercise of stock options                        (2)                         11
Unrealized holding losses                                       (27)
Foreign currency
 translation losses                                              28
                           -----    ---      ------    ------    --     -------
June 30, 1998             $2,443   $297     $13,902   $19,917   $30    $(11,627)
                           =====    ===      ======    ======    ==     =======

[FN]

The accompanying notes are an integral part of these consolidated financial statements.

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)


                                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                           ENDED JUNE 30        ENDED JUNE 30
In thousands, except per share data        1998      1997       1998      1997
                                          ------    ------     ------    ------
Revenues:
  Equipment rentals and maintenance       $ 6,031   $ 6,110   $11,793   $11,946
  Equipment sales                           8,391     6,229    17,005     9,733
  Theatre receipts and other                1,455     1,260     3,035     2,468
                                           ------    ------    ------    ------
     Total revenues                        15,877    13,599    31,833    24,147
                                           ------    ------    ------    ------
Operating expenses:
  Cost of equipment rentals and maintenance 3,210     3,320     6,368     6,190
  Cost of equipment sales                   5,534     3,909    11,188     6,094
  Cost of theatre receipts and other        1,256       964     2,538     1,839
                                           ------    ------    ------    ------
     Total operating expenses              10,000     8,193    20,094    14,123
                                           ------    ------    ------    ------
Gross profit from operations                5,877     5,406    11,739    10,024
General and administrative expenses         4,360     4,126     8,836     7,478
                                           ------    ------    ------    ------
                                            1,517     1,280     2,903     2,546
Interest income                               157       309       331       677
Interest expense                           (1,041)   (1,038)   (2,046)   (2,219)
Other income (expense)                         28        (6)      100        16
                                           ------    ------    ------    ------
Income before income taxes                    661       545     1,288     1,020
                                           ------    ------    ------    ------
Provision for income taxes:
  Current                                     231       210       294       347
  Deferred                                     66        25       285        92
                                           ------    ------    ------    ------
                                              297       235       579       439
                                           ------    ------    ------    ------
Net income                                $   364   $   310   $   709   $   581
                                           ------    ------    ------    ------

Earnings per share:
  Basic                                   $ 0.28    $ 0.24    $ 0.55    $ 0.45
  Diluted                                 $ 0.19    $ 0.18    $ 0.38    $ 0.36

Average common shares outstanding:
  Basic                                     1,290     1,283     1,290    1,277
  Diluted                                   3,577     3,569     3,579    3,659

Cash dividends per share:
  Common stock                            $ 0.035   $ 0.035   $ 0.070   $ 0.070
  Class B stock                           $ 0.0315  $ 0.0315  $ 0.0630  $ 0.0630

[FN]

The accompanying notes are an integral part of these consolidated financial statements.

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                            ------------------
In thousands                                                 1998        1997
                                                            ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   709     $   581
Adjustment to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             3,900       3,522
   Net income of joint venture                                 (53)        (16)
   Deferred income taxes                                      (284)       (120)
   Gain on sale of securities                                  (47)         --
   Changes in operating assets and liabilities:
     Receivables                                            (1,705)       (997)
     Unbilled receivables                                       15       1,859
     Inventories                                              (464)       (712)
     Prepaids and other current assets                         310         (20)
     Prepaids, intangibles and other                          (489)       (306)
     Accounts payable and accruals                            (328)     (2,828)
     Income taxes payable                                      210          44
     Deferred revenue, deposits and other                      673         280
                                                            ------      ------
       Net cash provided by operating activities             2,447       1,287
                                                            ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment                               (4,065)     (5,590)
Purchases of property, plant and equipment                  (1,166)       (261)
Payments for acquisitions (net)                                 --        (763)
Proceeds from joint venture                                     47          47
Purchases of available-for-sale securities                      --     (14,846)
Redemption of available-for-sale securities                  1,728       2,172
                                                            ------      ------
       Net cash (used in) investing activities              (3,456)    (19,241)
                                                            ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 1,500       6,725
Repayment of long-term debt                                 (1,136)     (2,864)
Redemption of Company's 9% convertible
   subordinated debentures                                      --      (4,573)
Proceeds from exercise of stock options                          9           8
Cash dividends                                                 (89)        (87)
                                                            ------      ------
       Net cash provided by (used in) financing activities     284        (791)
                                                            ------      ------
Net decrease in cash and cash equivalents                     (725)    (18,745)
Cash and cash equivalents at beginning of year               1,843      19,274
                                                            ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,118     $   529
                                                            ======      ======
-------------------------------------------------------------------------------
Interest paid                                              $ 1,713     $ 2,096
Interest received                                              351         446
Income taxes paid                                              267         504
-------------------------------------------------------------------------------

[FN]

The accompanying notes are an integral part of these consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     June 30, 1998
                                      (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended June 30, 1998 was $297,000 of which $231,000 and $66,000 are current and deferred tax expense, respectively. The provision for income tax expense for the six months ended June 30, 1998 was $579,000 of which $294,000 and $285,000 are current and deferred tax expense, respectively.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following (net of amortization):

                                                  June 30,        December 31,
In thousands                                       1998                1997
                                                  -------         -----------
Deferred note and debenture costs                 $1,662              $1,759
Goodwill and noncompete agreements                 1,546               1,572
Prepaids and other                                 1,169                 798
Long-term portion of officers' and employees' loans  454                 440
Deferred financing costs                             296                 310
Patents                                              167                 198
Investment in joint ventures                         173                 120
Deposits and advances                                 89                  88
Acquisition costs                                     83                  86
                                                  ------              ------
                                                  $5,639              $5,371
                                                  ======              ======

Note 4 - Reporting Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. The adoption of this standard had no impact on the Company's net income.
                                       5

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the Company are on foreign currency translation adjustments relating to the Company's foreign subsidiaries (gain of $22,000 and $15,000 for the three and six months ended June 30, 1998, respectively net of 45% tax and gain of $7,000 and $10,000 for the three and six months ended June 30, 1997, respectively net of 43% tax), and unrealized holding gains or losses on the Company's available-for-sale securities (loss of $17,000 and $28,000 for the three and six months ended June 30, 1998, respectively net of 45% tax and gain of $132,000 and loss of $70,000 for the three and six months ended June 30, 1997, respectively net of 43% tax). Other comprehensive income (loss) is $5,000 and $139,000 for the three months ended June 30, 1998 and 1997, respectively and $(13,000) and $(60,000) for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income is $369,000 and $449,000 for the three months ended June 30, 1998 and 1997, respectively and $696,000 and $521,000 for the six months ended June 30, 1998 and 1997, respectively.

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

Note 6 - Earnings per Share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the three and six months ended June 30, 1998 and 1997, respectively:

                                         Three months ended    Six months ended
                                                June 30,            June 30,
  In thousands, except per share data        1998      1997      1998      1997
                                            ------    ------    ------    ------
Basic earnings per share computation:
Net income                                  $  364    $  310    $  709    $ 581
                                             -----     -----     -----    -----
Weighted average common shares outstanding   1,290     1,283     1,290    1,277
                                             -----     -----     -----    -----
Basic earnings per common share              $0.28     $0.24     $0.55    $0.45
                                             =====     =====     =====    =====
Diluted earnings per share computation:
Net income                                  $  364    $  310    $  709    $ 581
Add: After tax interest expense applicable
  to convertible debt                          352       361       704      824
Add: After tax changes to income applicable
  to assumed conversion                        (33)      (14)      (59)     (54)
                                             -----     -----     -----    -----
Adjusted net income                          $ 683     $ 657   $ 1,354  $ 1,351
                                             =====     =====     =====    =====
Weighted average common shares outstanding   1,290     1,283     1,290    1,277
Assumes exercise of options reduced by the
  number of shares which could have been
  purchased with proceeds from exercise of
  such options                                  30        29        32       28
Assumes conversion of 9% convertible
  subordinated debentures                       --        --        --      119
Assumes conversion of 7 1/2% convertible
  subordinated notes                         2,257     2,257     2,257    2,235
                                             -----     -----     -----    -----
Total weighted average common shares         3,577     3,569     3,579    3,659
                                             =====     =====     =====    =====
Diluted earnings per common share            $0.19     $0.18     $0.38    $0.36
                                             =====     =====     =====    =====

                                       6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company's total revenues for the six months ended June 30, 1998 increased 31.8% to $31.8 million from $24.1 million for the same period in the previous year. Revenues from equipment rentals and maintenance decreased $153,000 or 1.3% in 1998, primarily due to the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated, offset by increased rental of indoor displays. Revenues from equipment sales increased $7.3 million or 74.7% in 1998, primarily due to an increase in the sales of indoor displays as a result of certain sales which are being recognized on the percentage of completion basis and the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997. Revenues from theatre receipts and other increased $567,000 or 23.0% in 1998, attributable to the acquisitions of the Gaslight Cinemas in March 1997 and Lake Dillon Cinemas in September 1997, and the expansion of the Taos Storyteller Cinemas from a four-plex to a seven-plex in February 1998.

Gross profit as a percentage of revenues was 36.9% in 1998 compared to 41.5% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance and depreciation, increased $178,000 or 2.9% in 1998, primarily due to increased depreciation of indoor rental equipment, offset by decreased field service expenses. The cost of equipment rentals and maintenance represented 54.0% of related revenues for the six months ended June 30, 1998 compared to 51.8% in 1997. Cost of equipment sales increased $5.1 million or 83.6% in 1998, primarily due to the Fairtron acquisition and certain sales of indoor displays being recognized on the percentage of completion basis. The cost of equipment sales represented 65.8% of related revenues for the six months ended June 30, 1998 compared to 62.6% in 1997. Cost of theatre receipts and other, which includes film rental expenses, increased $699,000 or 38.0% in 1998, primarily due to the acquisition of the Gaslight Cinemas and Lake Dillon Cinemas, and the expansion of the Taos Storyteller Cinemas. The cost of theatre receipts and other represented 83.6% of related revenues for the six months ended June 30, 1998 compared to 74.5% in 1997.

General and administrative expenses increased $1.4 million or 18.2%, primarily due to expanded sales efforts, increased payroll and benefits costs and the Fairtron acquisition.

Interest income decreased $346,000, primarily attributable to the utilization of investments as a result of use of funds for acquisitions and investment in rental equipment. Interest expense decreased $173,000, primarily due to a special one-time charge in the first quarter of 1997 of approximately $113,000 for the unamortized portion of the financing costs pertaining to the call of the Company's 9% Convertible Subordinated Debentures. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

The effective tax rate at June 30, 1998 and 1997 was 45.0% and 43.0%, respectively.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company's total revenues for the three months ended June 30, 1998 increased 16.8% to $15.9 million from $13.6 million for the same period in the previous year. Revenues from equipment rentals and maintenance decreased $79,000 or 1.3% in 1998, primarily due to the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a lower rate than originally anticipated, offset by increased rental of indoor displays. Revenues from equipment sales increased $2.2 million or 34.7% in 1998, primarily due to the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997 and an increase in the sales of indoor displays as a result of certain sales which are being recognized on the percentage of completion basis. Revenues from theatre receipts and other increased $195,000 or 15.5% in 1998, primarily attributable to the acquisition of the Lake Dillon Cinemas in September 1997 and the expansion of the Taos Storyteller Cinemas in February 1998.

Gross profit as a percentage of revenues was 37.0% in 1998 compared to 39.8% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance decreased $110,000 or 3.3% in 1998, primarily due to decreased field service costs related to the installation of indoor displays, offset by an increase in depreciation of indoor rental equipment. The cost of equipment rentals and maintenance represented 53.2% of related revenues for the three months ended June 30, 1998 compared to 54.3% in 1997. Cost of equipment sales increased $1.6 million or 41.6% in 1998, primarily due to the Fairtron acquisition and certain sales of indoor displays being recognized on the percentage of completion basis. The cost of equipment sales represented 66.0% of related revenues for the three months ended June 30, 1998 compared to 62.8% in 1997. Cost of theatre receipts and other increased $292,000 or 30.3% in 1998, primarily due to the acquisition of the Lake Dillon Cinemas and the expansion of the Taos Storyteller Cinemas. The cost of theatre receipts and other represented 86.3% of related revenues for the three months ended June 30, 1998 compared to 76.5% in 1997.

General and administrative expenses increased $234,000 or 5.7%, primarily due to the Fairtron acquisition.

Interest income decreased $152,000, primarily attributable to the utilization of investments as a result of use of funds for acquisitions and investment in rental equipment. Interest expense increased $3,000. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

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

Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 1998 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 27, 1998 payable to stockholders of record as of July 7, 1998 and was paid July 17, 1998.

The Company has a $10.0 million revolving credit facility accessible through June 2000, at which time it will convert into a five-year term loan. At June 30, 1998 the Company had $7.8 million available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to meet its anticipated near term cash requirements.

Cash and cash equivalents decreased $725,000 for the six months ended June
30, 1998 compared to a decrease of $18.7 million in 1997. The decrease in 1998 is primarily attributable to an increase in receivables which is primarily related to certain contracts being recorded on the percentage of completion basis and cash utilized for investment in rental equipment and purchases of equipment. The decrease in cash and cash equivalents for the six months ended June 30, 1997 was primarily attributable to the net investment of $12.7 million of the net proceeds of the 7 1/2% Convertible Subordinated Notes due 2006 in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the Fairtron acquisition offset by an increase in unbilled receivables related to certain significant contracts being recognized on the percentage of completion basis.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. The Company entered into two interest rate swap agreements having a notional value of $10.3 million during the first quarter of 1998 to reduce exposure to interest fluctuations.

Impact of the Year 2000 Issue

The Company is presently implementing changes required for its information systems relative to the new millennium "year 2000". There have been no material developments or changes relative to this on-going implementation program or its other year 2000 initiatives during the quarter.
-------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.
-------------------------------------------------------------------------------

Part II - Other Information


Item 4. Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 27, 1998 for the purpose of electing directors, amending the Corporation's Certificate of Incorporation to increase the authorized shares of Common Stock and Class A Stock and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                     For               Not For
                                  ---------            -------
Richard Brandt                    3,745,139             9,008

Jean Firstenberg                  3,750,201             3,946

Gene Jankowski                    3,750,201             3,946

Victor Liss                       3,750,201             3,946


The following directors are continuing their terms as directors:

Steven Baruch, Two-Years Remaining
Howard M. Brenner, Two-Years Remaining
Allan Fromme, Two-Years Remaining
Robert Greenes, One-Year Remaining
Howard S. Modlin, One-Year Remaining


The recommendation to amend the Corporation's Certificate of Incorporation to increase the authorized shares of Common Stock to 11,000,000 shares was approved by the following vote:

                           For         Against       Abstain
                        ---------      -------       -------
Common Stockholders       709,484      104,403        8,660
Class B Stockholders    2,930,100        1,500            0

The recommendation to amend the Corporation's Certificate of Incorporation to increase the authorized shares of Class A Stock to 6,000,000 shares was approved by the following vote:

                           For         Against       Abstain
                        ---------      -------       -------
Common Stockholders       698,205      113,823       10,519
Class B Stockholders    2,930,100        1,500            0

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                           For         Against       Abstain
                        ---------      -------       -------
                        3,750,316        2,356        1,475


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           10 Employment Agreement with Thomas F. Mahoney dated as of June 1,
              1998.

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



                                       TRANS-LUX CORPORATION
                                       ------------------------
                                       (Registrant)
Date: August 11, 1998

                                       by /s/ Angela Toppi
                                         ------------------------------
                                         Angela D. Toppi
                                         Senior Vice President and
                                         Chief Financial Officer


                                       by /s/ Robert P. Bosworth
                                         ------------------------------
                                         Robert P. Bosworth
                                         Chief Accounting Officer