Form 10-Q
period 1998-09-30
TRANS LUX CORP
filed 1998-11-12
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                               ------------------

                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from  _________  to  _________

Commission file number 1-2257
                       ------

                       TRANS-LUX CORPORATION
                    ---------------------------
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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                        Shares Outstanding
--------          ------------------------------          ------------------
11/09/98          Common Stock - $1.00 Par Value             993,134
11/09/98          Class B Stock - $1.00 Par Value            297,286
                  (Immediately convertible into a like
                   number of shares of Common Stock.)

                 TRANS-LUX CORPORATION AND SUBSIDIARIES

                                Index



Part I - Financial Information                                          Page No.
                                                                        --------

Consolidated Balance Sheets - September 30, 1998 (unaudited) and
December 31, 1997                                                             1

Consolidated Statements of Stockholders' Equity - September 30, 1998
(unaudited) and December 31, 1997                                             2

Consolidated Statements of Income - Three and Nine Months Ended
September 30, 1998 and 1997 (unaudited)                                       3

Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 1998 and 1997 (unaudited)                                       4

Notes to Consolidated Financial Statements (unaudited)                        5

Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                 7


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     10

Signatures                                                                   11

                          Part I - Financial Information
                          ------------------------------

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                               September 30          December 31
In thousands                                       1998                 1997
                                              ------------           -----------
                                                (unaudited)

ASSETS
------
Current assets:
  Cash and cash equivalents                     $   937                 $ 1,843
  Available-for-sale securities                   6,553                   8,245
  Receivables                                     9,743                   6,833
  Unbilled receivables                              339                     620
  Inventories                                     4,633                   4,644
  Prepaids and other current assets                 496                     831
                                                 ------                --------
          Total current assets                   22,701                  23,016
                                                 ------                --------
Rental equipment                                 69,279                  62,910
        Less accumulated depreciation            27,017                  23,009
                                                 ------                 -------
                                                 42,262                  39,901
                                                 ------                 -------
Property, plant and equipment                    29,786                  27,064
  Less accumulated depreciation and
   amortization                                   9,364                   8,070
                                                 ------                 -------
                                                 20,422                  18,994
Prepaids, intangibles and other                   5,409                   5,371
Maintenance contracts, net                          850                   1,006
Note receivable, joint venture
 (excludes $94 current portion)                     620                     690
                                                -------                 -------
                                                $92,264                 $88,978
                                                =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accruals                 $ 7,295                 $ 6,814
  Income taxes payable                              321                      --
  Current portion of long-term debt               1,427                     258
                                                -------                 -------
     Total current liabilities                    9,043                   7,072
                                                -------                 -------
Long-term debt:
  7 1/2% convertible subordinated
   notes due 2006                                31,625                  31,625
  9 1/2% subordinated debentures due 2012         1,057                   1,057
  Notes payable                                  16,617                  16,770
                                                 ------                  ------
                                                 49,299                  49,452
Deferred revenue, deposits and other              3,927                   3,369
Deferred income taxes                             4,604                   4,753

Stockholders' equity                             25,391                  24,332
                                                -------                 -------
                                                $92,264                 $88,978
                                                =======                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              September 30           December 31
In thousands, except per share data               1998                   1997
                                              ------------           -----------
                                                (unaudited)
Capital stock:
Preferred - $1.00 par value
    Authorized - 500,000 shares
    Issued - none
Common - $1.00 par value
    Authorized - 5,500,000 shares
    Issued - 2,443,119 shares in 1998
     and 2,442,765 in 1997                      $ 2,443                 $ 2,443
Class B - $1.00 par value
    Authorized - 1,000,000 shares
    Issued - 297,286 shares in 1998
     and 297,640 in 1997                            297                     297
Class A - $1.00 par value
    Authorized - 3,000,000 shares
    Issued - none
Additional paid-in capital                       13,902                  13,904
Retained earnings                                20,320                  19,297
Other                                                56                      29
                                                 ------                  ------
                                                 37,018                  35,970

Less treasury stock - at cost
    1,450,016 shares in 1998 and 1,453,722
     in 1997 (excludes additional 297,286
     shares held in 1998 and 297,640 in
     1997 for conversion of Class B stock)       11,627                  11,638
                                                 ------                  ------
Total stockholders' equity                      $25,391                 $24,332
                                                =======                 =======

                     THE CHANGES IN CONSOLIDATED STOCKHOLDERS'
                              EQUITY ARE AS FOLLOWS:


                                            Additional
                          Common   Class    Paid-in   Retained         Treasury
                          Stock    B Stock  Capital   Earnings  Other  Stock
                          ------   -------  --------- --------  -----  -------
December 31, 1997         $2,443   $297     $13,904   $19,297   $29    $(11,638)

1/1/98 - 9/30/98:
 (unaudited)
Net income                                              1,155
Cash dividends                                           (132)
Exercise of stock
 options                                         (2)                          11
Unrealized holding
 losses                                                          (7)
Foreign currency
 translation gains                                               34
                          ------   ----     -------   -------   ---    --------
September 30, 1998        $2,443   $297     $13,902   $20,320   $56    $(11,627)
                          ======   ====     =======   =======   ===    ========


The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                      --------------------   -------------------
In thousands, except per share data     1998     1997          1998     1997
                                        ----     ----          ----     ----
Revenues:
  Equipment rentals and maintenance    $ 5,830   $ 5,522      $17,623   $17,468
  Equipment sales                        9,034     7,310       26,039    17,043
  Theatre receipts and other             1,875     1,535        4,910     4,003
                                        ------    ------       ------    ------
     Total revenues                     16,739    14,367       48,572    38,514
                                        ------    ------       ------    ------
Operating expenses:
  Cost of equipment rentals and
    maintenance                          3,240     2,815        9,608     9,005
  Cost of equipment sales                5,963     4,949       17,151    11,043
  Cost of theatre receipts and other     1,502     1,176        4,040     3,015
                                        ------    ------       ------    ------
     Total operating expenses           10,705     8,940       30,799    23,063
                                        ------    ------       ------    ------
Gross profit from operations             6,034     5,427       17,773    15,451
General and administrative expenses      4,348     3,942       13,184    11,420
                                        ------    ------       ------    ------
                                         1,686     1,485        4,589     4,031
Interest income                            141       281          472       958
Interest expense                        (1,061)   (1,072)      (3,107)   (3,291)
Other income (expense)                      47        51          147        67
                                        ------    ------       ------    ------
Income before income taxes                 813       745        2,101     1,765
                                        ------    ------       ------    ------
Provision for income taxes:
  Current                                  220       246          514       593
  Deferred                                 147        74          432       166
                                        ------    ------       ------    ------
                                           367       320          946       759
                                        ------    ------       ------    ------
Net income                             $   446   $   425      $ 1,155   $ 1,006
                                       =======   =======      =======   =======

Earnings per share:
  Basic                                $ 0.35    $ 0.33       $ 0.90    $ 0.78
  Diluted                              $ 0.22    $ 0.21       $ 0.60    $ 0.58

Average common shares outstanding:
  Basic                                  1,290     1,284        1,290     1,280
  Diluted                                3,550     3,578        3,562     3,631

Cash dividends per share:
  Common stock                         $ 0.035   $ 0.035      $ 0.105   $ 0.105
  Class B stock                        $ 0.0315  $ 0.0315     $ 0.0945  $ 0.0945


The accompanying notes are an integral part of these consolidated financial statements.


                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           --------------------
In thousands                                                1998          1997
                                                           ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  1,155      $ 1,006
Adjustment to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                             5,866        5,272
    Net income of joint venture                               (100)         (37)
    Deferred income taxes                                     (144)         (49)
    Gain on sale of securities                                 (47)          --
    Changes in operating assets and liabilities:
      Receivables                                           (2,910)      (1,532)
      Unbilled receivables                                     281        2,185
      Inventories                                               11         (905)
      Prepaids and other current assets                        335          (66)
      Prepaids, intangibles and other                         (346)        (350)
      Accounts payable and accruals                            514       (2,442)
      Income taxes payable                                     321           74
      Deferred revenue, deposits and other                     558         (500)
                                                            ------       ------
        Net cash provided by operating activities            5,494        2,656
                                                            ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment                               (6,369)      (7,845)
Purchases of property, plant and equipment                  (2,722)        (551)
Payments for acquisitions (net)                                 --       (2,268)
Proceeds from joint venture                                     70           70
Purchases of available-for-sale securities                      --      (14,846)
Redemption of available-for-sale securities                  1,728        3,411
                                                            ------       ------
        Net cash (used in) investing activities             (7,293)     (22,029)
                                                            ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 1,500        8,075
Repayment of long-term debt                                   (484)      (2,924)
Redemption of Company's 9% convertible
   subordinated debentures                                      --       (4,573)
Proceeds from exercise of stock options                          9            9
Cash dividends                                                (132)        (132)
                                                            ------       ------
       Net cash provided by financing activities               893          455
                                                            ------       ------
Net decrease in cash and cash equivalents                     (906)     (18,918)
Cash and cash equivalents at beginning of year               1,843       19,274
                                                            ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    937      $   356
                                                            ======       ======
-------------------------------------------------------------------------------
Interest paid                                             $  2,100      $ 2,445
Interest received                                              535          707
Income taxes paid                                              318          553
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1998
                                   (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 1998 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

Note 2 - Accounting for Income Taxes

The provision for income tax expense for the three months ended September 30, 1998 was $367,000 of which $220,000 and $147,000 are current and deferred tax expense, respectively. The provision for income tax expense for the nine months ended September 30, 1998 was $946,000 of which $514,000 and $432,000 are current and deferred tax expense, respectively.

Note 3 - Prepaids, Intangibles and Other

Prepaids, intangibles and other consist of the following (net of amortization):

                                           September 30,           December 31,
In thousands                                  1998                    1997
                                           ------------            -----------
Deferred note and debenture costs            $1,613                 $1,759
Goodwill and noncompete agreements            1,498                  1,572
Prepaids and other                            1,058                    798
Long-term portion of officers' and
 employees' loans                               424                    440
Deferred financing costs                        274                    310
Patents                                         152                    198
Investment in joint ventures                    219                    120
Deposits and advances                            89                     88
Acquisition costs                                82                     86
                                             ------                 ------
                                             $5,409                 $5,371
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

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries (gain of $4,000 and $19,000 for the three and nine months ended September 30, 1998, respectively net of 45% tax, and gain of $7,000 and $17,000 for the three and nine months ended September 30, 1997, respectively net of 43%
tax), and unrealized holding gains or losses on the Company's available-for-sale securities (gain of $21,000 and loss of $7,000 for the three and nine months ended September 30, 1998, respectively net of 45% tax, and gain of $101,000 and $31,000 for the three and nine months ended September 30, 1997, respectively net of 43% tax). Other comprehensive income is $25,000 and $108,000 for the three months ended September 30, 1998 and 1997, respectively, and $12,000 and $48,000 for the nine months ended September 30, 1998 and 1997, respectively. Comprehensive income is $471,000 and $533,000 for the three months ended September 30, 1998 and 1997, respectively, and $1,167,000 and $1,054,000 for the nine months ended September 30, 1998 and 1997, respectively.

Note 5 - New Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments, products and services, geographic areas in which a company operates and its major customers. The Company is in the process of evaluating the impact this standard will have on disclosure in the Company's financial statements. The adoption of this new standard will not have an effect on the Company's financial position or results of operations.

Note 6 - Earnings per Share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the three and nine months ended September 30, 1998 and 1997, respectively:


                                          Three months ended   Nine months ended
                                             September 30,       September 30,
  In thousands, except per share data       1998     1997        1998     1997
                                           ------   ------      ------   ------
Basic earnings per share computation:
Net income                                $  446   $  425      $1,155   $1,006
                                           -----    -----       -----    -----
Weighted average common shares
 outstanding                               1,290    1,284       1,290    1,280
                                           -----    -----       -----    -----
Basic earnings per common share            $0.35    $0.33       $0.90    $0.78
                                           =====    =====       =====    =====
Diluted earnings per share computation:
Net income                                $  446   $  425      $1,155   $1,006
Add: After tax interest expense
  applicable to convertible debt             353      364       1,057    1,188
Add: After tax changes to income
  applicable to assumed conversion           (15)     (27)        (74)     (89)
                                           -----    -----       -----    -----
Adjusted net income                       $  784    $ 762      $2,138   $2,105
                                           =====    =====       =====    =====
Weighted average common shares
  outstanding                              1,290    1,284       1,290    1,280
Assumes exercise of options reduced
  by the number of shares which could
  have been purchased with proceeds
  from exercise of such options                3       37          15       30
Assumes conversion of 9% convertible
  subordinated debentures                    ---      ---         ---       79
Assumes conversion of 7 1/2% convertible
  subordinated notes                       2,257    2,257       2,257    2,242
                                           -----    -----       -----    -----
Total weighted average common shares       3,550    3,578       3,562    3,631
                                           =====    =====       =====    =====
Diluted earnings per common share          $0.22    $0.21       $0.60    $0.58
                                           =====    =====       =====    =====

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company's total revenues for the nine months ended September 30, 1998 increased 26.1% to $48.6 million from $38.5 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $155,000 or 0.9% in 1998, primarily due to increased rental of indoor displays, offset by the expected decline in revenues from the outdoor lease and maintenance bases previously acquired, although the decline is at a slower rate than originally anticipated. Revenues from equipment sales increased $9.0 million or 52.7% in 1998, primarily due to the acquisition of the Fairtron catalog and custom scoreboard sign business in May 1997 and an increase in the sales of indoor displays, certain of which are being recognized on the percentage of completion basis. Revenues from theatre receipts and other increased $907,000 or 22.7% in 1998, attributable to the acquisitions of the Gaslight Cinemas in March 1997 and Lake Dillon Cinemas in September 1997, and the expansion of the Taos Storyteller Cinemas from a four-plex to a seven-plex in February 1998.

Gross profit as a percentage of revenues was 36.6% in 1998 compared to 40.1% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance, which includes field service expenses, plant repair and maintenance and depreciation, increased $603,000 or 6.7% in 1998, primarily due to increased depreciation of indoor rental equipment. The cost of equipment rentals and maintenance represented 54.5% of related revenues for the nine months ended September 30, 1998 compared to 51.6% in 1997. Cost of equipment sales, which includes materials, labor, overhead and installation costs, increased $6.1 million or 55.3% in 1998, primarily due to the Fairtron acquisition and sales of indoor displays, certain of which are being recognized on the percentage of completion basis. The cost of equipment sales represented 65.9% of related revenues for the nine months ended September 30, 1998 compared to 64.8% in 1997. Cost of theatre receipts and other, which includes film rental expenses, increased $1.0 million or 34.0% in 1998, primarily due to the acquisition of the Gaslight Cinemas and Lake Dillon Cinemas, and the expansion of the Taos Storyteller Cinemas. The cost of theatre receipts and other represented 82.3% of related revenues for the nine months ended September 30, 1998 compared to 75.3% in 1997.

General and administrative expenses increased $1.8 million or 15.4%, primarily due to expanded sales efforts, increased administrative support, and the Fairtron acquisition.

Interest income decreased $486,000, primarily attributable to the utilization of investments as a result of use of funds for acquisitions and investment in rental equipment. Interest expense decreased $184,000, primarily due to a special one-time charge in the first quarter of 1997 of approximately $113,000 for the unamortized portion of the financing costs pertaining to the call of the Company's 9% Convertible Subordinated Debentures. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres and gain on sale of securities.

The effective tax rate at September 30, 1998 and 1997 was 45.0% and 43.0%, respectively.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company's total revenues for the three months ended September 30, 1998 increased 16.5% to $16.7 million from $14.4 million for the same period in the previous year. Revenues from equipment rentals and maintenance increased $308,000 or 5.6% in 1998, primarily due to increased rental of indoor displays, offset by the expected decline in revenues from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased $1.7 million or 23.6% in 1998, primarily due to an increase in sales of catalog scoreboard signage and an increase in the sales of indoor displays as a result of certain sales which are being recognized on the percentage of completion basis. Revenues from theatre receipts and other increased $340,000 or 22.1% in 1998, primarily attributable to the acquisition of the Lake Dillon Cinemas in September 1997 and the expansion of the Taos Storyteller Cinemas in February 1998.

Gross profit as a percentage of revenues was 36.0% in 1998 compared to 37.8% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance increased $425,000 or 15.1% in 1998, primarily due to increased field service costs related to the installation of indoor displays and an increase in depreciation of indoor rental equipment. The cost of equipment rentals and maintenance represented 55.6% of related revenues for the three months ended September 30, 1998 compared to 51.0% in 1997. Cost of equipment sales increased $1.0 million or 20.5% in 1998, primarily due to the sales of outdoor displays, and certain sales of indoor displays being recognized on the percentage of completion basis. The cost of equipment sales represented 66.0% of related revenues for the three months ended September 30, 1998 compared to 67.7% in 1997. Cost of theatre receipts and other increased $326,000 or 27.7% in 1998, primarily due to the acquisition of the Lake Dillon Cinemas and the expansion of the Taos Storyteller Cinemas. The cost of theatre receipts and other represented 80.1% of related revenues for the three months ended September 30, 1998 compared to 76.6% in 1997.

General and administrative expenses increased $406,000 or 10.3%, primarily due to the expanded sales efforts and administrative support needed for the increased revenues and the negative impact of the effect of foreign currency exchange rates.

Interest income decreased $140,000, primarily attributable to the utilization of investments as a result of use of funds for investment in rental equipment. Interest expense decreased $11,000. Other income/expense relates to the operations of the theatre joint venture, MetroLux Theatres.

Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. The new standard requires certain information be reported about operating segments, products and services, geographic areas in which a company operates and their major customers. The Company is in the process of evaluating the impact this standard will have on disclosure in the Company's financial statements. The adoption of this new standard will not have an effect on the Company's consolidated financial position or results of operations.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 1998 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 24, 1998 payable to stockholders of record as of October 9, 1998 and was paid October 20, 1998.

The Company has a $10.0 million revolving credit facility accessible through June 2000, at which time it will convert into a five-year term loan. At September 30, 1998 the Company had $7.2 million available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to meet its anticipated near term cash requirements.

Cash and cash equivalents decreased $906,000 for the nine months ended September 30, 1998 compared to a decrease of $18.9 million in 1997. The decrease in 1998 is primarily attributable to an increase in receivables which is primarily related to certain contracts being recorded on the percentage of completion basis and cash utilized for investment in rental equipment, construction of theatres and purchases of equipment. The decrease in cash and cash equivalents for the nine months ended September 30, 1997 was primarily attributable to the net investment of $11.4 million of the net proceeds of the 7 1/2% Convertible Subordinated Notes due 2006 in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the Fairtron acquisition offset by an increase in unbilled receivables related to certain significant contracts being recognized on the percentage of completion basis.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company entered into two interest rate swap agreements having a notional value of $10.3 million during the first quarter of 1998 to reduce exposure to interest fluctuations. The resulting gain or loss on the swaps is included in interest expense.

Year 2000 Considerations

The Company's Year 2000 Project is proceeding on schedule. The Company is presently implementing changes required for its information systems relative to the new millennium "year 2000". This process involves modifying or replacing certain hardware and software maintained by the Company. The Company is communicating with its vendors to ensure that timely updates will be made available to make the software licensed to the Company Year 2000 compliant. The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in mid 1999 and believes that its level of preparedness is appropriate. The total cost for this project is estimated to be $350,000, of which $250,000 will be capitalized. This cost is being funded through operating cash flows. In addition, the Company is communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The costs of this project and the expected completion dates are based on management's best estimates.
--------------------------------------------------------------------------------
The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations.
--------------------------------------------------------------------------------

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                10.a Employment Agreement with Richard Brandt dated as of September 11, 1998.
                10.b Employment Agreement with Michael R. Mulcahy dated as of June 1, 1998.

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



                                       TRANS-LUX CORPORATION
                                       -------------------------
                                       (Registrant)
Date: November 10, 1998

                                       by  /s/  Angela Toppi
                                         ----------------------------------
                                          Angela D. Toppi
                                          Senior Vice President and
                                          Chief Financial Officer


                                       by  /s/  Robert P. Bosworth
                                         ----------------------------------
                                          Robert P. Bosworth
                                          Chief Accounting Officer