Form 10-K
period 1998-12-31
TRANS LUX CORP
filed 1999-04-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                          -----------------

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

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No
                                        --        --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

                                CONTINUED

                          TRANS-LUX CORPORATION
                  1998 Form 10-K Cover Page Continued


As of the close of business on March 29, 1999, there were outstanding, 996,415 shares of the Registrant's Common Stock and 296,005 shares of its Class B Stock. The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non-affiliates on March 29, 1999 (based on the last sale price on the American Stock Exchange as of such date) was $9,106,335. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                  DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1999 (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.

                          TRANS-LUX CORPORATION
                      1998 Form 10-K Annual Report

                            Table of Contents


                                 PART I
                                                                            Page
                                                                            ----
ITEM 1.    Business                                                           1
ITEM 2.    Properties                                                         7
ITEM 3.    Legal Proceedings                                                  7
ITEM 4.    Submission of Matters to a Vote of Security Holders                7

                                 PART II

ITEM 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                7
ITEM 6.    Selected Financial Data                                            9
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
ITEM 8.    Financial Statements and Supplementary Data                        13
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           25

                                 PART III

ITEM 10.   Directors and Executive Officers of the Registrant                 25
ITEM 11.   Executive Compensation                                             26
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management     26
ITEM 13.   Certain Relationships and Related Transactions                     26

                                 PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    26

Signatures                                                                    29

                                 PART I

ITEM 1.      BUSINESS

   Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and marketer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers' needs, and offers extensive on-site service and maintenance. The Company's display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports venues, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the southwestern United States and owns real estate used for both corporate and income-producing purposes.


ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

   The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets, which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and Canada which performs on-site service and maintenance for its customers and others.

   The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the markets it serves. This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

   The Company's electronic information display market is broken down into two distinct markets: the indoor market and the outdoor market. Electronic information displays are used by financial institutions, including brokerage firms, banks, saving and loans, energy companies, insurance companies and mutual fund companies; by sports venues; educational institutions; outdoor advertising companies; by corporate and government communication centers; by retail outlets; by casinos, race tracks and other gaming establishments; in airports, train stations, bus terminals, and other transportation facilities; on highways and major thoroughfares; by movie theatres; by health maintenance organizations, and in various other applications.

   The Indoor Market: The indoor electronic display market is currently dominated by three categories of users: financial, government and corporate, and gaming. The financial market segment which includes trading floors, exchanges, brokerage firms, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial information. Brokerage firms continue to install electronic ticker displays for both customers and brokers, and have installed larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on the events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers.

   The government and private market segment includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information, promote concession sales and use the Company's Rear Window(TM) system for the hearing-impaired. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure information, and gate and baggage claim information, which helps to guide passengers through these facilities.

   The gaming market segment includes casinos and Indian gaming establishments. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos also use electronic displays throughout their facilities to advertise to and attract gaming patrons. This includes using electronic displays in conjunction with slot machines to attract customer attention to potential payoffs and thus increase customer play. Indoor equipment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

   The Outdoor Market: The outdoor electronic display market is even more diverse than the indoor market. Displays are being used by sports stadiums, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The Company has utilized its strong position in the indoor market combined with several acquisitions to enter and enhance its presence in the outdoor display market. The Company's acquisition in May 1997 of the catalog and custom scoreboard sign business of Fairtron Corporation (Fairtron), was in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, minor league parks, professional and college sports stadiums, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

   Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 1998 was approximately $3.4 million compared with the December 31, 1997 sales order backlog of $7.3 million, which included a significant financial exchange order. The December 31, 1998 backlog will be recognized in 1999. These amounts do not include new lease orders or renewals of existing lease agreements presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

   The Company's ability to compete and operate successfully depends upon, among other factors, its ability to anticipate and respond to the changing technological and product needs of its customers. The Company continually examines and tests new display technologies and develops enhancements to its existing products in order to meet the needs of its customers. Product enhancement work continues in both the indoor and outdoor areas.

   Development of new indoor products includes progressive meter and controller systems for use in the gaming industry; smaller character displays to post more information in a comparably sized area; higher speed processors for faster data access and improved update speed; integration of blue LED's to provide full color text and graphics displays; a new graphics interface to display more data in higher resolutions; and tricolor news displays providing the ability to color-code and identify "hot" stories.

   The Company developed a full color LED video display for the outdoor market which has application particularly in the sports market where enhancing the presentation of live action is of central importance. To drive the video display, the Company developed the ProLine(TM) controller which is Windows 32-bit based. The Company also will be adding a new range of LED scoreboards to its Fair-Play(TM) catalog business.

   The Company also developed Display Connection(TM), an electronic display system that uses the Internet to blend Dow Jones Newswires market data, business news headlines, and sports headlines and statistics with consumer messages to make indoor and outdoor displays more effective at focusing customers' attention. The new product is designed for banks, brokerages, hotels, airports, exhibition halls, casinos, retail stores, schools, and other venues where high traffic and conditions for immediate customer action are both present. Display Connection is currently compatible with the Company's VisionWriter(TM) displays and message centers, and other displays are now being developed.

   As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Future technologies under consideration are trending toward full color, live video, and digital input.
The Company is currently focused on certain technologies which incorporate these features and which are expected to provide a choice of products for the custom applications its customer's demand.

   The Company maintains a staff of 51 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering, product enhancement and development amounted to $3,603,000, $2,819,000 and $2,439,000 in 1998, 1997 and 1996, respectively.


MARKETING AND DISTRIBUTION
--------------------------

   The Company markets its indoor and outdoor electronic information display products primarily through its 39 direct sales representatives, 7 telemarketers and a network of independent dealers and distributors. The Company divides its domestic sales and marketing efforts into two categories, renewal of existing product leases and product upgrades, and the sale or lease of display products to new customers. In the indoor market for leased equipment, the Company attempts to maintain ongoing relationships with its customers to discuss lease renewals and upgrades. In the outdoor market, sales personnel contact existing and potential customers to discuss the customer's usage or requirements for display equipment. The Company also uses primarily telemarketing personnel to maintain communication with its installed base of lease equipment customers contacting them in order to obtain lease renewal and upgrades.

   The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 40 domestic and international trade shows annually. In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products.

   Internationally, the Company uses a combination of internal sales people and independent distributors to market its products in Europe, South and Central America, Asia, Canada and Australia. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia and Mississauga, Canada. The Company has existing relationships with approximately 29 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well positioned for expansion as the world economy recovers.

   Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Norcross, Georgia; Torrance, California; Mississauga, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as 65 satellite offices in the United States and Canada.

   The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues are from equipment rentals with current lease terms ranging from 30 days to ten years.

   The Company's revenues in 1998, 1997 and 1996 did not include any single customer that accounted for more than 10% of total revenues.


MANUFACTURING AND OPERATIONS
----------------------------

   The Company's production facilities are located in Norwalk, Connecticut; Logan, Utah; Des Moines, Iowa; Ontario, Canada and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

   All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, plastic molded parts, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 100,000 board assemblies annually which are tested with the latest state of the art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

   The Company also has the ability to rapidly modify its product lines. The Company's displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time. The Company's automated planning and purchasing department further enables it to secure materials in a timely fashion without maintaining excessive inventories. The Company also partners with large distributors via volume purchase agreements, giving it the benefit of a third party stocking its components ready for delivery on demand. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire a material amount of purchases directly from foreign suppliers, but certain components are manufactured by foreign sources.

   The Company's products are third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements world wide. The Company is also ISO-9001 registered by Underwriters Laboratories for its Norwalk plant facility. The Company believes this distinction in its industry gives it a competitive advantage in the global marketplace.


SERVICE AND SUPPORT
-------------------

   The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's success. The Company provides turnkey installation and support for the products it leases and sells in the United States, Canada and Australia.
The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides service to customers who lease equipment and offers installation and service to those who purchase equipment. In the market segments the Company's distributors cover, the distributors offer support for the products they sell.

   Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed equipment base. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports facilities, often retain the Company to provide on-site service through the deployment of a service technician who is on- site daily or for the scheduled sporting event. The Company also maintains a National Technical Services Center in Norcross, Georgia, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and unusual height of displays.

COMPETITION
-----------

   The Company's offer of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock and commodity and sports and race book gaming displays in the United States, as well as one of the largest outdoor electronic display and service organizations in the country.

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


THEATRE OPERATIONS
------------------

   The Company currently operates 38 screens in 10 locations in the southwestern United States, which includes the 1997 acquisitions of the Gaslight Twin Cinema and the Lake Dillon Cinema fourplex, the additional 3 screens at the 1998 renovated Storyteller theatre in Taos, New Mexico, as well as a twelve- plex theatre in Loveland, Colorado which is a 50% owned joint venture. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.


INTELLECTUAL PROPERTY
---------------------

   The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, trademarks and licenses important to its business.


EMPLOYEES
---------

   The Company has approximately 641 employees as of February 28, 1999, of which approximately 500 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

ITEM 2.      PROPERTIES

   The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns the 102,000 square foot facility located at such site, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. Approximately 14,000 square feet of the building is currently leased to others.

   In addition, the Company owns facilities in:
   Torrance, California
   Norcross, Georgia
   Des Moines, Iowa
   Logan, Utah
   Mississauga, Canada.

   Theatre Properties in:
   Sahuarita, Arizona
   Dillon, Colorado
   Durango, Colorado
   Santa Fe, New Mexico
   Taos, New Mexico.

   The Company also leases 10 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases seven theatre locations. The aggregate rental expense was $585,000, $456,000 and $296,000 for 1998, 1997 and 1996, respectively.


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

   (b) The Company had approximately 793 holders of record of its Common Stock and approximately 69 holders of record of its Class B Stock as of March 29, 1999.

   (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 1998. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:


                        High             Low
                        ----             ---

1998

First Quarter           $16              $13 5/8

Second Quarter           14               12 1/8

Third Quarter            12 15/16          8 5/8

Fourth Quarter           10                5 1/2



1997

First Quarter           $13              $11 1/8

Second Quarter           13 1/4           11 1/2

Third Quarter            15 1/2           12 1/4

Fourth Quarter           15 7/8           13 5/8

ITEM 6.      SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 1998, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                    1998          1997          1996          1995          1994
-----------                                    ----          ----          ----          ----          ----

In thousands, except per share data

Revenues                                    $63,778       $53,363       $45,285       $37,791       $33,472

Net income                                    1,699         1,510         1,250         1,066         1,314  (1)

Earnings per share:

   Basic                                    $  1.32       $  1.18       $  0.99       $  0.85       $  1.05  (1)

   Diluted                                  $  0.85       $  0.80       $  0.89       $  0.79       $  0.92  (1)

Cash dividends per share:

   Common stock                             $  0.14       $  0.14       $  0.14       $  0.14       $  0.14

   Class B stock                            $ 0.126       $ 0.126       $ 0.126       $ 0.126       $ 0.126

Average common shares outstanding             1,290         1,281         1,258         1,250         1,248

Total assets                                $91,146       $88,978       $84,031       $57,460       $53,307

Long-term obligations                        49,523        49,452        48,112        22,495        19,693

Stockholders' equity                         25,851        24,332        22,662        21,499        20,524

    (1) 1994 reflects the positive impact of the settlement of an assessment of income taxes and related interest expense resulting from a state income tax audit of approximately $360,000.

(b) The following table sets forth quarterly financial data for the years ended December 31, 1998 and 1997:


         Quarter Ended (unaudited)                   March 31      June 30      September 30      December 31 (1)
         In thousands, except per share data
         1998

         Revenues                                     $15,956      $15,877        $16,739          $15,206
         Gross profit                                   5,862        5,877          6,034            6,394
         Income before income taxes                       627          661            813              927
         Net income                                       345          364            446              544
         Earnings per share:
           Basic                                      $  0.27      $  0.28        $  0.35          $  0.42
           Diluted                                    $  0.19      $  0.19        $  0.22          $  0.25
         Cash dividends per share:
           Common stock                               $ 0.035      $ 0.035        $ 0.035          $ 0.035
           Class B stock                              $0.0315      $0.0315        $0.0315          $0.0315

         1997
         Revenues                                     $10,548      $13,599        $14,367          $14,849
         Gross profit                                   4,618        5,406          5,427            6,341
         Income before income taxes                       475          545            745            1,082
         Net income                                       271          310            425              504
         Earnings per share:
           Basic                                      $  0.21      $  0.24        $  0.33          $  0.40
           Diluted                                    $  0.18      $  0.18        $  0.21          $  0.24
         Cash dividends per share:
           Common stock                               $ 0.035      $ 0.035        $ 0.035          $ 0.035
           Class B stock                              $0.0315      $0.0315        $0.0315          $0.0315

    (1) During the fourth quarter of 1998 the Company adjusted certain standard manufacturing cost estimates to year-to-date actual costs resulting in an increase of approximately $77,000 to net income in the quarter.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
The Company's total revenues for the year ended December 31, 1998 increased 19.5% to $63.8 million from $53.4 million for the year ended December 31, 1997. Revenues from equipment rentals and maintenance decreased slightly to $23.2 million in 1998 from $23.5 million in 1997 or 1.2%. Indoor display rental and maintenance increased 6.9%, this increase was more than offset by the 11.9% continued, expected decrease from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased to $33.9 million in 1998 from $24.4 million in 1997 or 38.6%. Indoor display sales increased 42.6%, primarily due to an increase in the volume of sales. Outdoor display sales increased 36.5%, primarily attributable to the acquisition of the catalog and custom scoreboard sign business of Fairtron Corporation in May 1997 and increased sales of other outdoor products. Revenues from theatre receipts and other increased $1.3 million or 23.5% in 1998. This increase is primarily attributable to the acquisitions of the Lake Dillon Cinema in September 1997, the Gaslight Cinema in March 1997, the expansion of the Taos Storyteller Cinema from a four-plex to a seven-plex in February 1998, and increased concession sales.

   Gross profit as a percentage of revenues was 37.9% in 1998 compared to 40.8% in 1997. The decrease in gross profit percentage was expected as the Company enters and increases its market share in existing and new industry segments of the outdoor market. Cost of equipment rentals and maintenance, includes field service expenses, plant repair costs, maintenance and depreciation. The indoor display cost of equipment rental and maintenance increased 13.4%, principally due to increased depreciation expense. The outdoor display cost of equipment rental and maintenance decreased slightly. The cost of equipment rentals and maintenance represented 54.4% of related revenues in 1998 compared to 50.7% in 1997. Cost of equipment sales increased $6.1 million or 39.6%. The indoor display cost of equipment sales increased 37.7%, primarily due to an increase in the volume of sales. During the fourth quarter of 1998, the Company adjusted certain indoor standard manufacturing cost estimates to year-to-date actual costs resulting in an increase of approximately $77,000 to net income in the quarter. The outdoor display cost of equipment sales increased 40.3%, principally due to the Fairtron acquisition and an increase in sales of other outdoor products. Due to the nature of the outdoor display market, the Company anticipates the gross profit margin to continue to decline somewhat as it enters and increases its market share in existing and new industry segments of this market. The cost of equipment sales represented 63.8% of related revenues in 1998 compared to 63.3% in 1997. Cost of theatre receipts and other, which includes film rental costs, increased $1.2 million or 29.0%, mainly as a result of the expansion of the theatre operations. The cost of theatre receipts and other represented 80.1% of related revenues in 1998 compared to 76.7% in 1997.

   Total general and administrative expenses increased $2.0 million or 12.3%. The indoor display general and administrative expenses increased 3.4%, primarily due to expanded sales and marketing efforts. The outdoor display general and administrative expenses increased 16.5%, primarily due to the Fairtron acquisition. The entertainment and real estate general and administrative expenses increased slightly. Corporate general and administrative expenses increased 18.2%, primarily due to increased administrative support.

   Interest income decreased $545,000, primarily attributable to the utilization of investments to acquire rental equipment and construct new theatres. Interest expense decreased $255,000, primarily due to a charge in 1997 of approximately $113,000 for the unamortized portion of the financing costs pertaining to the redemption of the 9% Convertible Subordinated Debentures (the 9% Debentures). Other income relates to the equity in earnings of the joint venture, MetroLux Theatres and gains on sales of securities.

   The effective tax rate was 43.9% in 1998 and 47.0% in 1997. The decrease in the effective tax rate for 1998 was largely due to reduced foreign tax losses in 1998 compared to 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
The Company's total revenues for the year ended December 31, 1997 increased 17.8% to $53.4 million from $45.3 million for the year ended December 31, 1996. Revenues from equipment rentals and maintenance increased to $23.5 million in 1997 from $22.2 million in 1996 or 5.9%. Indoor display rental and maintenance increased 14.0%, primarily due to an increase in new business. Outdoor display rental and maintenance decreased 3.1%, primarily due to the continued, expected decline from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased to $24.4 million in 1997 from $18.7 million in 1996 or 30.4%. Indoor display sales decreased 38.8%, in 1996, the Company recognized certain significant sales which did not recur in 1997. Outdoor display sales increased 207.6%, primarily attributable to the Fairtron acquisition in May 1997 and increased sales of other outdoor products. Revenues from theatre receipts and other increased $1.1 million or 24.5% in 1997, primarily attributable to the acquisitions of the Gaslight Cinema in March 1997 and the Lake Dillon Cinema in September 1997, and increased concession sales.

   Gross profit as a percentage of revenues was 40.8% in 1997 compared to 39.3% in 1996. Cost of equipment rentals and maintenance decreased $259,000 or 2.1%. Both the indoor display and outdoor display cost of equipment rental and maintenance decreased slightly, but were benefited by the favorable impact on depreciation expense resulting from a change in the estimate of the useful lives of rental equipment. The cost of equipment rentals and maintenance represented 50.7% of related revenues in 1997 compared to 54.9% in 1996. Cost of equipment sales increased $3.5 million or 29.1%. The indoor display cost of equipment sales decreased 50.7%, primarily due to certain significant sales recorded in 1996 that did not recur in 1997. The outdoor cost of equipment sales increased 240.4%, principally due to the Fairtron acquisition and an increase in sales of other outdoor products. During 1997, the gross profit margin benefited by the allocation of certain fixed overhead costs over larger production volume. The cost of equipment sales represented 63.3% of related revenues in 1997 compared to 64.0% in 1996. Cost of theatre receipts and other increased $838,000 or 25.0%, mainly as a result of the expansion of the theatre operations. The cost of theatre receipts and other represented 76.7% of related revenues in 1997 compared to 76.4% in 1996.

   Total general and administrative expenses increased $2.8 million or 21.5%. The indoor display general and administrative expenses increased 9.8%, primarily due to expanded sales and marketing efforts. The outdoor display general and administrative expenses increased 83.3%, primarily due to the Fairtron acquisition and expanded sales and marketing efforts. The entertainment and real estate general and administrative expenses increased slightly. Corporate general and administrative expenses increased 5.7%, primarily due to increased administrative support, and the negative impact of the effect of foreign currency exchange rates, offset partially by a favorable litigation settlement.

   Interest income increased $1.0 million, primarily attributable to increased investments from the proceeds of the issuance of the 7 1/2% Convertible Subordinated Notes due 2006 (the Notes). Interest expense increased $1.9 million, primarily due to the issuance of the Notes and a charge for the unamortized portion of the financing costs pertaining to the redemption of the 9% Debentures. Other income in 1997 related to the equity in earning of the joint venture, MetroLux Theatres and gains on sales of securities. Other expense in 1996 related to the share of loss of MetroLux Theatres, which included start up costs.

   The effective tax rate was 47.0% in 1997 and 43.2% in 1996. The increase in the effective tax rate for 1997 was largely due to tax losses of the foreign subsidiaries, for which no tax benefit was recognized.

Accounting Standards

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998.

   The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2000. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources have been cash flow from operations and bank borrowings. In late 1996, the Company issued $27.5 million of the Notes. On January 14, 1997, the Underwriter exercised their overallotment option, bringing the total amount outstanding to $31.6 million. The related Indenture agreement contains certain financial covenants with which the Company is in compliance and expects to remain in compliance.

   The Company believes that cash generated from operations together with the net proceeds of the issuance of the Notes will be sufficient to fund its anticipated near term cash requirements. The net proceeds of the Notes were used, in part, to pay down certain of the Company's debt, redemption of the outstanding 9% Debentures and to finance the Fairtron and theatre acquisitions. The Company has a $10.0 million revolving credit facility with its bank, which is available to June 2000, at which time the outstanding balance will convert into a five-year term loan. At December 31, 1998 the Company had $6.6 million additional borrowing capacity under this facility. Subsequent to year end, the revolving credit facility has been increased to $15.0 million and extended to June 2001.

   The $545,000 decrease in cash and cash equivalents in 1998 is primarily attributable to investment in rental equipment and construction of theatres.
The decrease of $17.4 million in 1997 was primarily due to the net investment of $7.3 million of the net proceeds of the Notes in available-for-sale securities, cash utilized for investment in rental equipment and cash utilized in connection with the acquisitions. The Company continues to experience a favorable collection cycle on its trade receivables. Unbilled receivables primarily relates to contracts being recognized on the percentage of completion basis.

   The Company has two term loans under its Credit Agreement with First Union National Bank for a total of $8.7 million of indebtedness at a variable rate of interest of LIBOR plus 1.75%. The Company has two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.86% through July 2002. The Credit Agreement facility contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, with which the Company is in compliance and expects to remain in compliance.

Year 2000 Considerations

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. For the Company, this process involves modifying or replacing certain hardware and software. The Company has received software updates from its software vendors to make the software licensed to the Company Year 2000 compliant. The Company is utilizing both internal and external resources to reprogram, replace and test all of its software for Year 2000 compliance. The Company expects to complete the project by mid 1999 and believes that its level of preparedness is appropriate. The total cost for this project is estimated to be $350,000 of which $250,000 will be capitalized. The cost is being funded through operating cash flows and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition. In addition, the Company is communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-part Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company is in the process of developing contingency plans in the event it does not complete all phases of its Year 2000 project. The costs of this project and the expected completion dates are based on management's best estimates.

Safe Harbor Statement under the Private Securities Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, and interest rate and foreign exchange fluctuations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:

                                                     CONSOLIDATED STATEMENTS OF INCOME



  In thousands, except share data     Years ended December 31      1998                1997                1996
                                                                   ----                ----                ----
  Revenues:
    Equipment rentals and maintenance                           $23,181             $23,472             $22,162
    Equipment sales                                              33,858              24,434              18,741
    Theatre receipts and other                                    6,739               5,457               4,382
                                                                -------             -------             -------
       Total revenues                                            63,778              53,363              45,285
                                                                -------             -------             -------
  Operating expenses:
    Cost of equipment rentals and maintenance                    12,602              11,906              12,165
    Cost of equipment sales                                      21,609              15,478              11,991
    Cost of theatre receipts and other                            5,400               4,187               3,349
                                                                -------             -------             -------
       Total operating expenses                                  39,611              31,571              27,505
                                                                -------             -------             -------
  Gross profit from operations                                   24,167              21,792              17,780
  General and administrative expenses                            17,993              16,023              13,184
                                                                -------             -------             -------
                                                                  6,174               5,769               4,596
  Interest income                                                   646               1,191                 172
  Interest expense                                               (4,098)             (4,353)             (2,412)
  Other income (expense)                                            306                 240                (153)
                                                                -------             -------             -------
  Income before income taxes                                      3,028               2,847               2,203
                                                                -------             -------             -------
  Provision for income taxes:
    Current                                                         799                 164                 518
    Deferred                                                        530               1,173                 435
                                                                -------             -------             -------
                                                                  1,329               1,337                 953
                                                                -------             -------             -------
  Net income                                                    $ 1,699             $ 1,510             $ 1,250
                                                                =======             =======             =======
  Earnings per share:
    Basic                                                       $  1.32             $  1.18             $  0.99
    Diluted                                                     $  0.85             $  0.80             $  0.89
                                                                -------             -------             -------
  Average common shares outstanding:
    Basic                                                         1,290               1,281               1,258
    Diluted                                                       3,554               3,617               1,704

  The accompanying notes are an integral part of these consolidated financial statements.




                                                               CONSOLIDATED BALANCE SHEETS


In thousands, except share data    December 31                                                           1998                 1997
                                                                                                         ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                                                           $ 1,298              $ 1,843
  Available-for-sale securities                                                                         4,914                8,245
  Receivables                                                                                           7,287                6,833
  Unbilled receivables                                                                                    374                  620
  Inventories                                                                                           5,381                4,644
  Prepaids and other                                                                                      360                  831
                                                                                                      -------              -------
     Total current assets                                                                              19,614               23,016
                                                                                                      -------              -------
Equipment on rental                                                                                    70,654               62,910
  Less accumulated depreciation                                                                        28,289               23,009
                                                                                                      -------              -------
                                                                                                       42,365               39,901
                                                                                                      -------              -------
Property, plant and equipment                                                                          30,816               27,064
  Less accumulated depreciation and amortization                                                        8,433                8,070
                                                                                                      -------              -------
                                                                                                       22,383               18,994
Prepaids, intangibles and other                                                                         5,986                6,061
Maintenance contracts, net                                                                                798                1,006
                                                                                                      -------              -------
                                                                                                      $91,146              $88,978
                                                                                                      =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals                                                                       $ 6,167              $ 6,814
  Income taxes payable                                                                                    275                  ---
  Current portion of long-term debt                                                                       258                  258
                                                                                                      -------              -------
    Total current liabilities                                                                           6,700                7,072
                                                                                                      -------              -------
Long-term obligations:
  7 1/2% convertible subordinated notes due 2006                                                       31,625               31,625
  9 1/2% subordinated debentures due 2012                                                               1,057                1,057
  Obligations payable                                                                                  16,841               16,770
                                                                                                      -------              -------
                                                                                                       49,523               49,452
Deferred revenue, deposits and other                                                                    4,254                3,369
Deferred income taxes                                                                                   4,818                4,753
                                                                                                      -------              -------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized
     2,443,119 shares issued in 1998 and 2,442,765 in 1997                                              2,443                2,443
  Class B - $1 par value - 1,000,000 shares authorized
     297,286 shares issued in 1998 and 297,640 in 1997                                                    297                  297
  Additional paid-in-capital                                                                           13,901               13,904
  Retained earnings                                                                                    20,821               19,297
  Accumulated other comprehensive income                                                                  ---                   29
                                                                                                      -------              -------
                                                                                                       37,462               35,970
  Less treasury stock - at cost - 1,448,016 shares in 1998 and 1,453,722 in 1997
    (excludes additional 297,286 shares held in 1998 and 297,640 in 1997 for                           11,611               11,638
     conversion of Class B stock)                                                                     -------              -------
    Total stockholders' equity                                                                         25,851               24,332
                                                                                                      -------              -------
                                                                                                      $91,146              $88,978
                                                                                                      =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                                        Years ended December 31                 1998          1997          1996
                                                                                            ----          ----          ----
Cash flows from operating activities
Net income                                                                                $1,699        $1,510        $1,250
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            7,862         7,076         7,104
  Net (income) loss of joint venture                                                        (183)          (47)          153
  Deferred income taxes                                                                      108           956           134
  Gain on sale of securities                                                                 (87)         (193)          ---
  Changes in operating assets and liabilities:
     Receivables                                                                            (454)         (579)       (1,770)
     Unbilled receivables                                                                    246         1,781        (2,401)
     Inventories                                                                            (737)         (786)          125
     Prepaids and other                                                                      376          (710)       (1,314)
     Accounts payable and accruals                                                          (623)       (2,403)        1,370
     Income taxes payable                                                                    275          (105)          (31)
     Deferred revenue, deposits and other                                                    599           121            58
                                                                                          ------        ------        ------
        Net cash provided by operating activities                                          9,081         6,621         4,678
                                                                                          ------        ------        ------
Cash flows from investing actiivities
Equipment manufactured for rental                                                         (7,802)      (10,500)       (8,156)
Purchases of property, plant and equipment                                                (5,160)       (2,012)       (1,102)
Payments for acquisitions (net)                                                              ---        (2,283)          ---
Proceeds from joint venture                                                                   94            94           364
Loan to joint venture                                                                        ---           ---          (941)
Purchases of available-for-sale securities                                                   ---       (18,343)          ---
Redemption of available-for-sale securities                                                3,322        11,007           ---
                                                                                          ------        ------        ------
        Net cash used in investing activities                                             (9,546)      (22,037)       (9,835)
                                                                                          ------        ------        ------
Cash flows from financing activities
Proceeds from long-term obligations                                                        1,876         7,325        27,850
Repayment of long-term obligations                                                        (1,805)       (4,600)       (3,421)
Repayment of short-term borrowings                                                           ---           ---          (500)
Redemption of Company's 9% convertible subordinated debentures                               ---        (4,573)          ---
Proceeds from exercise of stock options                                                       24            10            12
Purchase of treasury stock                                                                   ---           ---            (1)
Cash dividends                                                                              (175)         (177)         (174)
                                                                                          ------        ------        ------
        Net cash provided by (used in) financing activities                                  (80)       (2,015)       23,766
                                                                                          ------        ------        ------
Net increase (decrease) in cash and cash equivalents                                        (545)      (17,431)       18,609
Cash and cash equivalents at beginning of year                                             1,843        19,274           665
                                                                                          ------        ------        ------
Cash and cash equivalents at end of year                                                  $1,298        $1,843       $19,274
                                                                                          ------        ------        ------
Interest paid                                                                             $3,674        $4,115        $2,171
Interest received                                                                            733         1,016           180
Income taxes paid                                                                            519           694           749
                                                                                          ------        ------        ------

The accompanying notes are an integral part of these consolidated financial statements.


                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                     Accumulated
                                         Common Stock          Class B        Additional                                   Other
In thousands, except share data          ------------          -------           Paid-in   Treasury    Retained    Comprehensive
For the three years ended               Shares   Amount    Shares    Amount      Capital      Stock    Earnings           Income
  December 31, 1998                  ---------   ------   --------   -------  ----------   ---------   ---------   -------------
Balance December 31, 1995            2,436,268   $2,436   304,137      $304     $13,806    $(11,864)    $16,888            $(71)
Net income                                 ---      ---       ---       ---         ---         ---       1,250             ---
Cash dividends                             ---      ---       ---       ---         ---         ---        (174)            ---
Other comprehensive income:
  Unrealized holding gain                  ---      ---       ---       ---         ---         ---         ---              13
Conversion of 9% convertible               ---      ---       ---       ---         ---         ---         ---             ---
  subordinated debentures                  ---      ---       ---       ---          23          40         ---             ---
Exercise of stock options                  ---      ---       ---       ---         (11)         23         ---             ---
Common stock acquired (81 shares)          ---      ---       ---       ---         ---          (1)        ---             ---
Class B conversion to common stock       5,497        6    (5,497)       (6)        ---         ---         ---             ---
                                     ---------    -----   --------   -------  ----------   ---------   ---------   -------------
Balance December 31, 1996            2,441,765    2,442   298,640       298      13,818     (11,802)     17,964             (58)
Net income                                 ---      ---       ---       ---         ---         ---       1,510             ---
Cash dividends                             ---      ---       ---       ---         ---         ---        (177)            ---
Other comprehensive income:
  Unrealized foreign currency trans        ---      ---       ---       ---         ---         ---         ---              23
  Unrealized holding gain                  ---      ---       ---       ---         ---         ---         ---              64
Conversion of 9% convertible               ---      ---       ---       ---         ---         ---         ---             ---
  subordinated debentures                  ---      ---       ---       ---          89         151         ---             ---
Exercise of stock options                  ---      ---       ---       ---          (3)         13         ---             ---
Class B conversion to common stock       1,000        1    (1,000)       (1)        ---         ---         ---             ---
                                     ---------    -----   --------   -------  ----------   ---------   ---------   -------------
Balance December 31, 1997            2,442,765    2,443   297,640       297      13,904     (11,638)     19,297              29
Net income                                 ---      ---       ---       ---         ---         ---       1,699             ---
Cash dividends                             ---      ---       ---       ---         ---         ---        (175)            ---
Other comprehensive income:
  Unrealized foreign currency trans        ---      ---       ---       ---         ---         ---         ---              49
  Unrealized holding loss                  ---      ---       ---       ---         ---         ---         ---             (78)
Exercise of stock options                  ---      ---       ---       ---          (3)         27         ---             ---
Class B conversion to common stock         354      ---      (354)      ---         ---         ---         ---             ---
                                     ---------    -----   --------   -------  ----------   ---------   ---------   -------------
Balance December 31, 1998            2,443,119   $2,443   297,286      $297     $13,901    $(11,611)    $20,821              $0
                                     =========   ======   ========   =======  ==========   =========   =========   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). Investment in a 50% owned joint venture, MetroLux Theatres, is reflected under the equity method and is recorded as a component of other income (expense) in the Consolidated Statements of Income.
        Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
        Available-for-sale securities: Available-for-sale securities consist of common and preferred stock holdings and corporate debt securities and are stated at fair value.
        Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value.
        Equipment on rental and property, plant and equipment: Equipment on rental and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:

Equipment on rental                      5 to 15 years
Buildings and improvements              10 to 45 years
Machinery, fixtures and equipment        4 to 15 years
Leaseholds and improvements              2 to 17 years


When equipment on rental and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
        Goodwill and intangibles: Goodwill and intangible assets are amortized on a straight line basis, using the following useful lives: Goodwill over 20 years; non-compete agreements over their contractual terms of five and seven years; deferred financing costs over the life of the related debt; and patents and other intangibles over 14 to 30 years.
        Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method which contemplates contract expiration, fall-out, and non-renewal.
        Impairment of long-lived assets: The Company evaluates long-lived assets, including intangible assets and goodwill, for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such an evaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to measure whether the asset is recoverable.
        Revenue recognition: Rental revenue from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not yet been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs.
Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
        Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
        Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded as a component of stockholders' equity. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Income.
        Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Income and in interest paid in the Consolidated Statements of Cash Flows.
        Accounting Pronouncement: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2000. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.
        Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
        Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

2. Change in Estimate
Effective January 1, 1997, the Company reevaluated and changed the estimated useful lives of its equipment on rental from eight to ten years for indoor rental equipment and from ten to 15 years for outdoor rental equipment. This change, accounted for prospectively over the remaining useful lives of such assets, aligned the depreciation periods to better reflect actual experience. In the year ended December 31, 1997 this resulted in a favorable impact to net income of approximately $530,000, basic earnings per share of $0.41 and diluted earnings per share of $0.13, as compared to depreciation expense in the year ended December 31, 1996.


3. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of ($53,000) and $6,000 were made to equity to reflect the net unrealized losses and gains on available-for-sale securities as of December 31, 1998 and 1997, respectively. The Company realized gains on the sales of available-for-sale securities of $88,000 in 1998 and $193,000 in 1997.

Available-for-sale securities consist of the following:

In thousands                        1998                    1997
                                Fair       Unrealized   Fair       Unrealized
                                Value   Gains/(Losses)  Value   Gains/(Losses)
                                ----------------------------------------------
Equity securities               $  609      $(95)       $  660      $(45)
Corporate debt securities:
  Maturities of up to 5 years    4,305        10         6,330        31
  Maturities of 5 to 10 years        -         -         1,255        25
                                ------      -----       ------      -----
                                $4,914      $(85)       $8,245      $ 11
                                ------      -----       ------      -----


4. Inventories
Inventories consist of the following:

In thousands                                   1998             1997

Raw materials and spare parts                $3,230           $1,993
Work-in-progress                              1,218              553
Finished goods                                  933            2,098
                                             ------           ------
                                             $5,381           $4,644
                                             ------           ------


5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

In thousands                                        1998             1997

Land, buildings and improvements                 $18,335          $16,824
Machinery, fixtures and equipment                  9,558            7,312
Leaseholds and improvements                        2,923            2,928
                                                 -------          -------
                                                 $30,816          $27,064
                                                 -------          -------

Land, buildings and equipment having a net book value of $7.4 million and $6.1 million at December 31, 1998 and 1997, respectively, were pledged as collateral under mortgage agreements.


6. Prepaids, Intangibles and Other
Prepaids, intangibles and other consist of the following:

In thousands                                        1998             1997
Deferred financing costs, net of
  accumulated amortization of $729 - 1998
  and $445 - 1997                                 $1,828           $2,069
Goodwill and noncompete agreements,
  net of accumulated amortization of $630-
  1998 and $438 - 1997                             1,667            1,572
Investment in and loans to joint ventures            899              810
Prepaids, including pension asset                    850              798
Patents and other intangibles, net of
  accumulated amortization of $320 -1998
  and $254 - 1997                                    218              284
Other                                                524              528
                                                  ------           ------
                                                  $5,986           $6,061
                                                  ------           ------

Deferred financing costs relate to issuance of the 7 1/2% convertible subordinated notes and the 9 1/2% subordinated debentures, and other financing agreements.

        Goodwill and noncompete agreements relate to the acquisition of Integrated Systems Engineering,Inc. and Fairtron.

        The loan to the joint venture, MetroLux Theatres, had a balance of $690,000 and $784,000 at December 31, 1998 and 1997, respectively, of which $94,000 was classified as current at both dates.


7. Maintenance Contracts
Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment, and are net of accumulated amortization of $1,850,000 and $1,642,000, at December 31, 1998 and 1997, respectively.


8. Acquisition
On May 1, 1997, the Company acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation (Fairtron), an Iowa corporation. The acquisition has been accounted for using the purchase method of accounting. The purchase price of $7.3 million included the payment of approximately $104,000, noncompete and consulting fees and assumption of certain debt, and was allocated on the basis of the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. The agreement had also provided for a contingent purchase price of up to $250,000 based on future sales, which was terminated as a result of additional liabilities that were identified within the first year of operations.
        The historical financial results of Fairtron included both the catalog and custom scoreboard sign businesses, and also included certain expenses which are not expected to continue. Just prior to the acquisition, head count was reduced. Subsequent to the acquisition, the Company has taken actions which it believes will reduce operating expenses through the consolidation of facilities and other cost saving measures. In addition, the Company's operation of the custom scoreboard business portion is anticipated to be at a lower level of activity because the Company does not expect to continue to manufacture certain scoreboards that produce lower profit margins. The effects of such actions are not included in the pro forma data.
        The pro forma data presented below should be read in conjunction with the Company's consolidated financial statements. The pro forma data does not purport to represent what the Company's results of operations or financial position would have been if the acquisition, in fact, had occurred on January 1, 1996 and January 1, 1997 or to project the Company's results of operations or financial position for any future period or at any future date. The results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

In thousands, except per share data                 1997             1996
Unaudited

Revenues                                          $57,816          $59,856
Net income                                        $ 1,560          $   793
Earnings per share-basic                          $  1.22          $  0.63
Earnings per share-diluted                        $  0.81          $  0.63


9. Taxes on Income
The components of income tax expense are as follows:

In thousands                                    1998       1997       1996
Current:
  Federal                                     $  637     $   (1)      $349
  State and local                                144        165        169
  Foreign                                         18         -          -
                                              ------     ------       ----
                                                 799        164        518
Deferred:
  Federal                                        304      1,094        386
  State and local                                226         79         49
                                              ------     ------       ----
                                                 530      1,173        435
                                              ------     ------       ----
Total income tax expense                      $1,329     $1,337       $953
                                              ------     ------       ----

Income taxes provided differed from the expected federal statutory rate of 34% as follows:

                                                1998       1997       1996

Statutory federal income tax rate               34.0%      34.0%      34.0%
State income taxes, net of federal benefit       8.1        5.7        6.5
Foreign losses                                    -         6.0         -
Other                                            1.8        1.3        2.7
                                                ----       ----       ----
Effective income tax rate                       43.9%      47.0%      43.2%
                                                ----       ----       ----

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

In thousands                                    1998          1997
Long-term liability
  Deferred tax asset:
        Tax credit carryforwards              $2,143        $1,085
        Operating loss carryforwards             616           150
        Depreciation and amortization            446           463
        Net pension cost                         204           126
        Other                                    591           325
        Valuation allowance                     (202)         (246)
                                              ------        ------
                                               3,798         1,903
  Deferred tax liability:
        Depreciation                           7,637         5,659
        Gain on purchase of
          Company's 9% debentures                439           439
        Net pension benefit                      373           373
        Other                                    167           185
                                              ------        ------
                                               8,616         6,656
                                              ------        ------
Net deferred tax liability                    $4,818        $4,753
                                              ------        ------

A valuation allowance has been established for the amount of deferred tax assets related to certain net operating loss carryforwards which management estimates will more likely than not expire unused.


10. Accounts Payable and Accruals
Accounts payable and accruals consist of the following:

In thousands                                    1998          1997

Accounts payable                              $1,703        $2,627
Compensation and employee benefits             1,613         1,404
Taxes payable                                    874           656
Interest payable                                 487           275
Accruals                                       1,490         1,852
                                              ------        ------
                                              $6,167        $6,814
                                              ------        ------

11. Long-Term Obligations
Long-term obligations consist of the following:

In thousands                                     1998         1997
7 1/2% convertible subordinated
  notes due 2006                              $31,625      $31,625
9 1/2% subordinated debentures
  due 2012                                      1,057        1,057
Term loans-bank, secured due in
  quarterly installments through 2004           8,712       10,328
Revolving credit facility - bank,
  secured                                       3,400        3,200
Real estate mortgages - secured, due
  in monthly installments through 2018          4,506        3,095
Loan payable - CDA, due in monthly
  installments through 2002 at 5.0%               299          375
Capital lease obligations -
  secured, due in monthly installments
  through 2004 at 5.3%                            182           30
                                              -------      -------
                                               49,781       49,710
Less portion due within one year                  258          258
                                              -------      -------
Long-term obligations                         $49,523      $49,452
                                              -------      -------

Payments of long-term obligations due for the next five years are:

In thousands     1999       2000       2001       2002       2003
                 $258     $1,886     $2,076     $2,289     $1,448

The 7 1/2% convertible subordinated notes (the Notes) are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at any time on or after December 1, 2001 at declining premiums. The related Indenture agreement contains certain financial covenants which include limitations on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million.
        The 9 1/2% subordinated debentures (the Debentures) are due in annual sinking fund payments of $105,700, beginning in 2009 with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at any time on or after December 1, 1999 at declining premiums.
        The Company has a Credit Agreement with First Union National Bank which provides for both term loan and revolving credit facilities. The Company has provided the bank with a security interest in substantially all assets of its display business. At December 31, 1998, term loans of $5.7 million and $3.0 million were outstanding, and an additional $3.4 million was borrowed under the revolving credit facility. The Credit Agreement contains certain financial covenants, including a defined debt service coverage ratio of 1.75 to 1.0, and a defined debt to cash flow ratio of 4.5 to 1.0; in addition, cash dividends may not exceed $750,000 in any year. The term loans bear interest at LIBOR plus 1.75%. At December 31, 1998 there were two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.86% through July 2002. At December 31, 1998, the cost to terminate the interest rate swap agreements was $258,000. Payments on the $3.0 million term loan are due in even quarterly installments through July 2002. Subsequent to year end, the $5.7 million term loan payments were extended to require even quarterly installments through July 2004 and a final maturity of $3.3 million in August 2004.
        The borrowings under the revolving credit facility can be converted to a five-year term loan under the Credit Agreement. Upon conversion to a term loan, the revolving credit borrowings would be repayable in even quarterly installments until maturity. Subsequent to year end, the revolving credit facility under the Credit Agreement was increased from $10.0 to $15.0 million, and the facility was extended to June 2001. Interest is computed at LIBOR plus 2.0% (7.569% at December 31, 1998).
        The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2018. Depending upon the mortgage, the interest rate is either fixed, floating or adjustable.
At December 31, 1998, such interest rates ranged from 7.75% to 8.65%.
        At December 31, 1998, the fair value of the Notes and the Debentures was $29.4 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.


12. Stockholders' Equity
During 1998, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 1998 and January 1999. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
        The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares would have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
        During 1998, the stockholders approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
        Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans amounted to 2.3 million and 2.4 million, at December 31, 1998 and 1997, respectively.
        The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998, as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. The adoption of this standard had no impact on the Company's net income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
        Comprehensive income for the three years ended December 31, 1998, includes the following components:

In thousands                                    1998       1997       1996

Net income                                    $1,699     $1,510     $1,250
                                              -------    ------     ------
Other comprehensive income / (loss):
  Unrealized foreign currency translation         49         23         -
  Unrealized holding gain / (loss)               (78)        64         13
                                              -------    ------     ------
Total other comprehensive income / (loss)        (29)        87         13
                                              -------    ------     ------
Comprehensive income                          $1,670     $1,597     $1,263
                                              -------    ------     ------

13. Engineering Development
Engineering development expense was $352,000, $322,000 and $204,000 for 1998, 1997 and 1996, respectively.


14. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute amounts sufficient to satisfy regulatory funding standards. Plan assets consist principally of insurance company funds, mutual funds and $99,000 in the Company's 9 1/2% subordinated debentures.

        The funded status of the plan as of December 31, 1998 and 1997 are as follows:

In thousands                                               1998          1997
Change in projected benefit obligation
--------------------------------------
Projected benefit obligation at beginning of year       $ 5,740       $ 4,878
Service cost                                                535           371
Interest cost                                               401           365
Actuarial loss                                              273           371
Benefits paid                                              (324)         (245)
                                                        -------       -------
Projected benefit obligation at end of year             $ 6,625       $ 5,740
                                                        -------       -------
Change in plan assets
---------------------
Fair value of plan assets at beginning of year          $ 4,612       $ 4,389
Actual return on plan assets                                475           325
Company contributions                                       557           143
Benefits paid                                              (324)         (245)
                                                        -------       -------
Fair value of plan assets at end of year                $ 5,320       $ 4,612
                                                        -------       -------
Funded status (underfunded)
---------------------------
Funded status                                           $(1,305)      $(1,128)
Unrecognized net actuarial loss                           1,693         1,472
Unrecognized prior service cost                              15            18
Unrecognized net transition asset                            --           (12)
                                                        -------       -------
Prepaid benefit cost                                    $   403       $   350
                                                        -------       -------
Weighted-average assumptions as of December 31
----------------------------------------------
Discount rate                                             6.75%         7.00%
Expected return on plan assets                            9.50%         9.50%
Rate of compensation increase                             4.00%         4.00%


The following items are components of the net periodic pension cost for the three years ended December 31, 1998:

In thousands                                    1998       1997       1996

Service cost                                   $ 535      $ 371      $ 355
Interest cost                                    401        365        318
Expected return on plan assets                  (481)      (429)      (400)
Amortization of prior service cost                 2          2          2
Amortization of transition asset                 (12)       (40)       (40)
Amortization of net actuarial loss                59         36         35
                                               -----      -----      -----
Net periodic pension cost - funded plan        $ 504      $ 305      $ 270
                                               -----      -----      -----

In addition, the Company provides unfunded supplemental retirement benefits for the Chief Executive Officer. The Company accrued $97,000, $62,000 and $63,000 for 1998, 1997 and 1996, respectively, for such benefits. The total liability accrued was $375,000 and $278,000 at December 31, 1998 and 1997, respectively.
        The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.


15. Stock Option Plans
The Company has four stock option plans. The 1995 Stock Option Plan and the 1992 Stock Option Plan reserved 100,000 and 50,000 shares of Common Stock, respectively, for grant to key employees. The Non-Employee Director Stock Option Plan reserved 30,000 shares of Common Stock for grant. The Non-Statutory Stock Option Plan Agreement, which has terminated, originally reserved 12,500 shares of Common Stock for grant to the Chairman of the Board.
        Changes in the stock option plans are as follows:

                                                                Weighted
                                      Number of Shares          Average
                                                                Exercise
                              Authorized   Granted   Available  Price
                              ----------   -------   ---------  -----
Balance December 31, 1995        123,700    87,500    36,200    $7.83
Additional shares authorized      65,000         -    65,000        -
Terminated                             -      (500)      500     8.56
Granted                                -     7,000    (7,000)   12.63
Exercised                         (8,406)   (8,406)        -     6.71
                              ----------   -------   -------    -----
Balance December 31, 1996        180,294    85,594    94,700     8.33
Granted                                -    27,600   (27,600)   11.26
Exercise                          (6,644)   (6,644)        -     7.33
                              ----------   -------   -------    -----
Balance December 31, 1997        173,650   106,550    67,100     9.14
Terminated                       (12,500)  (13,400)      900     7.54
Granted                                -     1,000    (1,000)   13.00
Exercised                         (8,341)   (8,341)        -     7.57
                              ----------   -------   -------    -----
Balance December 31, 1998        152,809    85,809    67,000    $9.58
                              ----------   -------   -------    -----

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1998, under the 1995 Plan, options for 44,239 shares (granted in 1997 and 1995) with exercise prices ranging from $8.125 to $15.1875 per share were outstanding, 28,239 shares of which were exercisable. During 1998, options for 4,411 shares (granted in 1995) with an exercise price of $8.125 per share were exercised, and options for 900 shares expired. During 1997, options for 27,100 shares' were granted at exercise prices ranging from $11.0625 to $15.1875 per share, and options for 1,350 shares (granted in 1995) with an exercise price of $8.125 per share were exercised. During 1996, 50,000 additional shares were authorized under the 1995 Stock Option Plan, and no options were exercised. At December 31, 1998, under the 1992 Plan, options for 31,570 shares (granted in 1995, 1994, 1993 and 1992) with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 1998, options for 3,930 shares (granted in 1993 and 1992) with exercise prices ranging from $6.3125 to $7.5625 per share were exercised. During 1997, options for 5,294 shares (granted in 1993 and 1992) with exercise prices ranging from $6.3125 to $7.5625 per share were exercised. During 1996, options for 7,406 shares (granted in 1992) with an exercise price of $6.3125 per share were exercised, and options for 500 shares expired.
        Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 1998, options for 10,000 shares (granted in 1998, 1997, 1996, 1995 and 1994) with exercise prices ranging from $8.625 to $13.00 per share were outstanding, 9,000 shares of which were exercisable. During 1998, options for 1,000 shares were granted at an exercise price of $13.00 per share, and no options were exercised. During 1997, options for 500 shares were granted at an exercise price of $12.00 per share, and no options were exercised. During 1996, 15,000 additional shares were authorized, options for 7,000 shares were granted at an exercise price of $12.625 per share, and options for 1,000 shares (granted in 1994) with an exercise price of $9.6875 per share were exercised.
        Under the Non-Statutory Stock Option Agreement, option prices must be at least 100% of the market value of the Common Stock at time of grant. During 1998 the plan was terminated. No options were exercised during 1998, 1997 and 1996.

        The following tables summarize information about stock options outstanding at December 31, 1998:


                                      Weighted Average
Range of             Number           Remaining             Weighted Average
Exercise Prices      Outstanding      Contractual Life      Exercise Price
---------------      -----------      ----------------      ----------------
$6.31 - $7.56          9,270               4.2                   $6.84
 7.57 -  8.63         31,539               6.2                    8.14
 8.64 -  9.69          9,400               5.1                    9.60
 9.70 - 12.63         33,500               7.1                   11.41
12.64 - 15.19          2,100               7.2                   14.15
                      ------               ---                   -----
                      85,809               6.2                   $9.58
                      ------               ---                   -----


Range of             Number            Weighted Average
Exercise Prices      Excercisable      Exercise Price
---------------      ------------      --------------
$6.31 - $7.56          9,270              $ 6.84
 7.57 -  8.63         31,539                8.14
 8.64 -  9.69          9,400                9.60
 9.70 - 12.63         17,500               11.74
12.64 - 15.19          1,100               15.19
                      ------              ------
                      68,809              $ 9.19

The estimated fair value of options granted during 1998, 1997 and 1996 was $5.24, $3.64, and $4.15 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data             1998       1997       1996
Net income applicable to common shareholders
Basic:
  As reported                                   $1,699     $1,510     $1,250
  Pro forma                                      1,676      1,477      1,223
----------------------------------------------------------------------------
Net income per common and common equivalent share
Basic:
  As reported                                   $ 1.32     $ 1.18     $ 0.99
  Pro forma                                       1.30       1.15       0.97
Diluted:
  As reported                                     0.85       0.80       0.89
  Pro forma                                       0.84       0.79       0.87

The fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 1.24% in 1998, 1.05% in 1997, and 1.22% in 1996, expected volatility of approximately 38% in 1998, 33% in 1997, and 35% in 1996, risk free interest rate of approximately 5.1% in 1998 and 6.0% in 1997 and 1996, and expected lives of option grants of approximately four years in 1998, 1997 and 1996. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, and additional awards in future years are anticipated.

16. Earnings per Share
The following table represents the computation of basic and diluted earnings per common share for the three years ended December 31, 1998:

In thousands, except share data                 1998       1997       1996
Basic earnings per share computation:
Net income                                    $1,699     $1,510     $1,250
                                              ------     ------     ------
Weighted average common
  shares outstanding                           1,290      1,281      1,258
                                              ------     ------     ------
Basic earnings per common share               $ 1.32     $ 1.18     $ 0.99
                                              ------     ------     ------
Diluted earnings per share computation:
Net income                                    $1,699     $1,510     $1,250
Add: After tax interest expense
  applicable to convertible debt               1,411      1,447        276
Add: After tax changes to income
  applicable to assumed conversion              (98)       (78)       (16)
Adjusted net income                           $3,012     $2,879     $1,510
                                              ------     ------     ------
Weighted average common
  shares outstanding                           1,290      1,281      1,258
Assumes exercise of options reduced
  by the number of shares which could
  have been purchased with the
  proceeds from exercise of such options           7         30         33
Assumes conversion of 9% convertible
  subordinated debentures                          -         59        381
Assumes conversion of 7 1/2%
  convertible subordinated notes               2,257      2,247         32
                                              ------     ------     ------
Total weighted average shares                  3,554      3,617      1,704
                                              ------     ------     ------
Diluted earnings per common share              $0.85      $0.80     $ 0.89
                                              ------     ------     ------

17. Commitments and Contingencies
Contingencies: The Company has employment agreements with certain executive officers which expire at various dates through December 2007. At December 31, 1998, the aggregate commitment for future salaries, excluding bonuses, was approximately $5.8 million.
        During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development. This grant will be forgiven under certain circumstances, which includes attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
        The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse affect on the consolidated financial statements of the Company.
        Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2014. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 1998 are as follows: $487,000 - 1999, $381,000 - 2000, $305,000 - 2001, $280,000 -
2002, $283,000 - 2003, $1,943,000 - thereafter.  Rent expense was $585,000,
$456,000, and $296,000 in the years ended December 31, 1998, 1997 and 1996, respectively.
        Guarantees: The Company has guaranteed a $2.7 million mortgage loan obtained by its joint venture, MetroLux Theatres. The Company has received a guarantee from the unrelated general partner of MetroLux Theatres for their pro-rata share of the indebtedness.


18. Business Segment Data
In the year ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", (SFAS 131). The standard causes operating segments to be based on components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In accordance with SFAS 131, segment disclosures for prior years have been restated to conform to this standard.
        The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations have been classified into three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the southwestern U.S. and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada.
        The accounting policies applied to segment information are the same as those described in the summary of significant accounting policies. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

        Information about the Company's operations in its three business segments for the three years ended December 31, 1998 are as follows:


In thousands                                       1998        1997        1996
Revenues:
  Indoor display                                $25,983     $21,557     $25,160
  Outdoor display                                31,056      26,349      15,743
  Entertainment and real estate                   6,739       5,457       4,382
                                                -------     -------     -------
Total revenues                                  $63,778     $53,363     $45,285
                                                -------     -------     -------
Operating income:
  Indoor display                                $ 7,650     $ 5,794     $ 5,475
  Outdoor display                                 4,078       4,539       3,579
  Entertainment and real estate                     811         711         335
                                                -------     -------     -------
                                                 12,539      11,044       9,389
Other income                                        123         193           -
Corporate general and administrative expenses    (6,182)     (5,228)     (4,946)
Interest expense - net                           (3,452)     (3,162)     (2,240)
                                                -------     -------     -------
Income before income taxes                      $ 3,028     $ 2,847     $ 2,203
                                                -------     -------     -------
Assets:
  Indoor display                                $40,719     $38,889
  Outdoor display                                30,502      30,006
  Entertainment and real estate                  12,704       8,968
                                                -------     -------
Total identifiable assets                        83,925      77,863
General corporate                                 7,221      11,115
                                                -------     -------
Total assets                                    $91,146     $88,978
                                                -------     -------
Depreciation and amortization:
  Indoor display                                $ 4,238     $ 3,464     $ 3,741
  Outdoor display                                 2,459       2,344       2,453
  Entertainment and real estate                     475         380         327
  General corporate                                 690         888         583
                                                -------     -------     -------
Total depreciation and amortization             $ 7,862     $ 7,076     $ 7,104
                                                -------     -------     -------
Capital expenditures:
  Indoor display                                $ 6,847     $ 9,215     $ 7,542
  Outdoor display                                 1,798       2,061       1,272
  Entertainment and real estate                   3,920       1,039         101
  General corporate                                 397         197         343
                                                -------     -------     -------
Total capital expenditures                      $12,962     $12,512     $ 9,258
                                                -------     -------     -------

Independent Auditors' Report


To the Board of Directors and Shareholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1998 and 1997 and the results of their operations, their cash flows and their stockholders' equity for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

  /s/  Deloitte & Touche LLP

Stamford, Connecticut
February 26, 1999

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

   (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

           Name                      Office                           Age
       --------------          ---------------------------            ---
       Richard Brandt          Chairman of the Board                  71

       Victor Liss             Vice Chairman of the Board,            62
                               President and Chief Executive
                               Officer

       Michael R. Mulcahy      Executive Vice President               50

       Matthew Brandt          Senior Vice President                  35

       Thomas Brandt           Senior Vice President                  35

       Frank N. Daniels        Senior Vice President                  61

       Karl P. Hirschauer      Senior Vice President                  53

       Thomas F. Mahoney       Senior Vice President                  51

       Al L. Miller            Senior Vice President                  53

       Angela D. Toppi         Senior Vice President, Treasurer,      43
                               Secretary and Chief Financial
                               Officer

             Messrs. R. Brandt, Liss, Mulcahy, Daniels, Hirschauer and Ms. Toppi have been associated in an executive capacity with the Company for more than five years.

             Messrs. M. Brandt and T. Brandt were elected Senior Vice Presidents in charge of theatre operations on September 27, 1997 and have been employed since 1985. They served as Vice Presidents in charge of theatre operations between May 22, 1991 and September 27, 1997.

             Mr. Mahoney was elected Senior Vice President in charge of sales on June 1, 1996 and has been employed by the Company since 1967. Mr. Mahoney served as Assistant Vice President of sales between December 1, 1994 and June 1, 1996.

             Mr. Miller was elected Senior Vice President in charge of manufacturing and materials on September 27, 1997 and has been employed by the Company since 1995. Mr. Miller served as Vice President in charge of manufacturing and materials between March 13, 1995 and September 27, 1997. Mr. Miller was self-employed as a consultant between 1994 and 1995.

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


                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:
       (1)    Financial Statements:
              Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.
              Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
              Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.
              Notes to Consolidated Financial Statements.
              Independent Auditors' Report.

        Individual financial statements for two 50% owned entities accounted for by the equity method, have been omitted because they do not constitute significant subsidiaries.

       (2)    Financial Statement Schedules: None

       (3)    Exhibits:

        3(a) Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

         (b)  By-Laws of the Registrant (incorporated by reference to Exhibit
              3.2 of Registration No.  333-15481).

        4(a) Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of Schedule 13E-4 Amendment No.2 dated December 23, 1994).

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

          (b) 1992 Stock Option Plan (incorporated by reference to Proxy Statement dated April 3, 1992).

          (c) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 22, 1996).

      10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 1995.) Fourth Amendment Agreement dated as of December 19, 1997 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1997). Fifth Amendment Agreement dated as of March 24, 1998 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1997). Sixth Amendment Agreement dated as of November 5, 1998, included herewith.

      10.6 Employment Agreement with Richard Brandt dated as of September 11, 1998 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1998).

      10.7 Employment Agreement with Victor Liss dated as of January 1, 1997 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 1996).

      10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1998 (incorporated by reference to Exhibit 10(b) of Form 10-Q for the quarter ended September 30, 1998).

      10.9 Employment Agreement with Frank Daniels dated as of January 1, 1997 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 1996).

      10.10 Employment Agreement with Karl Hirschauer dated as of January 1, 1997 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1996).

      10.11 Employment Agreement with Thomas F. Mahoney dated as of June 1, 1998 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998).

      10.12 Employment Agreement with Al Miller dated as of January 1, 1999, included herewith.

      10.13 Employment Agreement with Angela Toppi dated as of January 1, 1997 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1996).

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

      21      List of Subsidiaries, filed herewith.

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

  (c) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                  TRANS-LUX CORPORATION


                                  by /s/ Angela D. Toppi
                                    ----------------------------
                                    Angela D. Toppi
                                    Senior Vice President and
                                    Chief Financial Officer


                                  by /s/ Robert P. Bosworth
                                    ----------------------------
                                    Robert P. Bosworth
                                    Vice President and
                                    Chief Accounting Officer












Dated:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ Richard Brandt
-------------------------------------                   March 29, 1999
Richard Brandt, Chairman of the Board

/s/ Victor Liss
-------------------------------------                   March 29, 1999
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer

/s/ Steven Baruch
-------------------------------------                   March 29, 1999
Steven Baruch, Director

/s/ Howard M. Brenner
-------------------------------------                   March 29, 1999
Howard M. Brenner, Director

/s/ Jean Firstenberg
-------------------------------------                   March 29, 1999
Jean Firstenberg, Director

/s/ Allen Fromme
-------------------------------------                   March 29, 1999
Allan Fromme, PhD, Director

/s/ Robert Greenes
-------------------------------------                   March 29, 1999
Robert Greenes, Director


-------------------------------------                   March 29, 1999
Gene F. Jankowski, Director

/s/ Howard S. Modlin
-------------------------------------                   March 29, 1999
Howard S. Modlin, Director