Form 10-Q
period 1999-03-31
TRANS LUX CORP
filed 1999-05-12
CIK 99106

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                               --------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________

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
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                          Class                         Shares Outstanding

05/10/99             Common Stock - $1.00 Par Value                996,415
05/10/99             Class B Stock - $1.00 Par Value               296,005
                     (Immediately convertible into a like
                     number of shares of Common Stock.)

                   TRANS-LUX CORPORATION AND SUBSIDIARIES


                                 Index



Part I - Financial Information                                          Page No.
                                                                        --------

      Consolidated Balance Sheets - March 31, 1999 (unaudited) and
      December 31, 1998                                                    1

      Consolidated Statements of Income - Three Months Ended
      March 31, 1999 and 1998 (unaudited)                                  2

      Consolidated Statements of Cash Flows - Three Months Ended
      March 31, 1999 and 1998 (unaudited)                                  3

      Notes to Consolidated Financial Statements (unaudited)               4

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            7


Part II - Other Information

      Item 6. Exhibits and Reports on Form 8-K                             9

      Signatures                                                           10

                              Part I - Financial Information
                              ------------------------------

                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                       March 31       December 31
                                                                        1999            1998
------------------------------------------------------------------------------------------------
                                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                           $    937        $    1,298
  Available-for-sale securities                                          4,899             4,914
  Receivables                                                            7,225             7,287
  Unbilled receivables                                                     102               374
  Inventories                                                            5,243             5,381
  Prepaids and other                                                       554               360
                                                                    -----------      -----------
    Total current assets                                                18,960            19,614
                                                                    -----------      -----------

Equipment on rental                                                     72,540            70,654
  Less accumulated depreciation                                         29,852            28,289
                                                                    -----------      -----------
                                                                        42,688            42,365
                                                                    -----------      -----------

Property, plant and equipment                                           32,198            30,816
  Less accumulated depreciation and amortization                         8,904             8,433
                                                                    -----------      -----------
                                                                        23,294            22,383
Prepaids, intangibles and other                                          5,949             5,986
Maintenance contracts, net                                                 759               798
                                                                    -----------      -----------

                                                                       $91,650           $91,146
                                                                    ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accruals                                         $7,036            $6,167
  Income taxes payable                                                      --               275
  Current portion of long-term obligations                                 692               258
                                                                    -----------      -----------
    Total current liabilities                                            7,728             6,700
                                                                    -----------      -----------
Long-term obligations:
  7 1/2% convertible subordinated notes due 2006                        30,625            31,625
  9 1/2% subordinated debentures due 2012                                1,057             1,057
  Obligations payable                                                   17,987            16,841
                                                                    -----------      -----------
                                                                        49,669            49,523
Deferred revenue, deposits and other                                     3,906             4,254
Deferred income taxes                                                    4,623             4,818
                                                                    -----------      -----------
Stockholders' equity:
  Capital stock
  Common - $1.00 par value
    Authorized - 5,500,000 shares
    Issued - 2,444,400 shares in 1999 and 2,443,119 in 1998              2,444             2,443
  Class B  - $1.00 par value
    Authorized  - 1,000,000 shares
    Issued -  296,005 shares in 1999 and 297,286 in 1998                   296               297
  Additional paid-in-capital                                            13,901            13,901
  Retained earnings                                                     20,815            20,821
  Accumulated other comprehensive income (loss)                           (121)               --
                                                                    -----------      -----------
                                                                        37,335            37,462
  Less treasury stock - at cost
    1,448,016 shares in 1999 and 1998
      (excludes additional 296,005 shares in 1999 and 297,286 in
       1998 for conversion of Class B stock)                            11,611            11,611
                                                                    -----------      -----------
  Total stockholders' equity                                            25,724            25,851
                                                                    -----------      -----------
                                                                       $91,650           $91,146
                                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                   ---------------------------

In thousands, except share data                      1999             1998
------------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                 $ 5,857          $ 5,762
  Equipment sales                                     6,148            8,614
  Theatre receipts and other                          1,480            1,580
                                                   ----------       ----------
     Total revenues                                  13,485           15,956
                                                   ----------       ----------
Operating expenses:
  Cost of equipment rentals and maintenance           3,247            3,158
  Cost of equipment sales                             4,059            5,654
  Cost of theatre receipts and other                  1,202            1,282
                                                   ----------       ----------
     Total operating expenses                         8,508           10,094
                                                   ----------       ----------

Gross profit from operations                          4,977            5,862
General and administrative expenses                   4,192            4,476
                                                   ----------       ----------
                                                        785            1,386
Interest income                                         121              174
Interest expense                                       (984)          (1,005)
Other income                                            147               72
                                                   ----------       ----------

Income before income taxes                               69              627
Provision for income taxes                               31              282
                                                   ----------       ----------

Net income                                          $    38          $   345
                                                   ==========       ==========


Earnings per share:
  Basic                                               $0.03            $0.27
  Diluted                                             $0.03            $0.19

Average common shares outstanding:
  Basic                                               1,292            1,289
  Diluted                                             1,298            3,581

Cash dividends per share:
  Common stock                                       $0.035           $0.035
  Class B stock                                     $0.0315          $0.0315


The accompanying notes are an integral part of these consolidated financial statements.

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                           -----------------------------
In thousands                                                                   1999              1998
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $    38          $    345
Adjustment to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                             2,256             1,997
    Net income of joint venture                                                  (2)              (49)
    Deferred income taxes                                                      (188)             (354)
    Gain on sale of securities                                                   --               (23)
    Gain on purchase of Company's 7 1/2% convertible subordinated notes        (145)               --
    Changes in operating assets and liabilities:
      Receivables                                                                62            (2,998)
      Unbilled receivables                                                      272               571
      Inventories                                                               138              (869)
      Prepaids and other                                                       (361)             (139)
      Accounts payable and accruals                                             756             1,188
      Income taxes payable                                                     (275)               50
      Deferred revenue, deposits and other                                     (348)            1,129
                                                                           -----------       -----------
        Net cash provided by operating activities                             2,203               848
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                            (1,886)           (2,022)
Purchases of property, plant and equipment                                   (1,382)             (833)
Proceeds from joint venture                                                      23                23
Redemption of available-for-sale securities                                      --               762
                                                                           -----------       -----------
        Net cash used in investing activities                                (3,245)           (2,070)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term obligations                                           3,900             1,000
Repayment of long-term obligations                                           (2,320)             (946)
Purchase of Company's 7 1/2% convertible subordinated notes                    (855)               --
Proceeds from exercise of stock options                                          --                 7
Cash dividends                                                                  (44)              (44)
                                                                           -----------       -----------
        Net cash provided by financing activities                               681                17
                                                                           -----------       -----------

Net decrease in cash and cash equivalents                                      (361)           (1,205)
Cash and cash equivalents at beginning of year                                1,298             1,843
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $937              $638
                                                                           ===========       ===========
--------------------------------------------------------------------------------------------------------
Interest paid                                                                  $361              $128
Interest received                                                               147               194
Income taxes paid                                                               411               238
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   TRANS-LUX CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1999
                                (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


Note 2 - Inventories

Inventories consist of the following:


                                            March 31                December 31
In thousands                                    1999                       1998
-------------------------------------------------------------------------------

Raw materials and spare parts                 $3,032                     $3,230
Work-in-progress                               1,171                      1,218
Finished goods                                 1,040                        933
                                               -----                      -----

                                              $5,243                     $5,381
                                              ======                     ======


Note 3 - Reporting Comprehensive Income

The components of comprehensive income for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive income is a loss of $46,000 and income of $327,000 for the three months ended March 31, 1999 and 1998, respectively.

Note 4 - Earnings per Share

The following table represents the computation of basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998:

In thousands, except share data                             1999           1998
-------------------------------------------------------------------------------

  Basic earnings per share computation:
  Net income                                              $   38         $  345
                                                             ---           ----
  Weighted average common shares outstanding               1,292          1,289
                                                           -----          -----
  Basic earnings per common share                         $ 0.03         $ 0.27
                                                           =====          =====


  Diluted earnings per share computation:
  Net income                                              $   38         $  345
  Add: After tax interest expense applicable
       to convertible debt*                                    -            352
  Add: After tax changes to income applicable
       to assumed conversion*                                  -            (26)
                                                                             --
  Adjusted net income                                     $   38         $  671
                                                            ====          =====
  Weighted average common shares outstanding               1,292          1,289
  Assumes exercise of options reduced by the number
       of shares which could have been purchased
       with the proceeds from exercise of such options         6             35

  Assumes conversion of 7 1/2% convertible subordinated
       notes*                                                  -          2,257
                                                           -----          -----
  Total weighted average common shares                     1,298          3,581
                                                           =====          =====

  Diluted earnings per common share                       $ 0.03         $ 0.19
                                                          ======         ======

* The 1999 diluted earnings per share calculation does not include the assumed conversion of the Company's 7 1/2% convertible subordinated notes, as the effect is antidilutive.


Note 5 - Business segment data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations have been classified into three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays and both are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the southwestern U.S. and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada.
Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 1999 and 1998 are as follows:

In thousands                                         1999              1998
---------------------------------------------------------------------------
Revenues:
  Indoor display                                  $ 5,207           $ 7,489
  Outdoor display                                   6,798             6,887
  Entertainment and real estate                     1,480             1,580
                                                  -------           -------
Total revenues                                    $13,485           $15,956
                                                  -------           -------
Operating income:
  Indoor display                                  $ 1,437           $ 2,094
  Outdoor display                                     638               768
  Entertainment and real estate                        73               141
                                                  -------           -------
                                                  $ 2,148           $ 3,003
Other income                                          145                23
Corporate general and administrative expenses      (1,361)           (1,568)
Interest expense-net                                 (863)             (831)
                                                  -------           -------
Income before income taxes                        $    69           $   627
                                                  =======           =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The Company's total revenues for the three months ended March 31, 1999 decreased 15.5% to $13.4 million from $16.0 million for the three months ended March 31, 1998. Revenues from equipment rentals and maintenance increased $94,000 or 1.6%. Indoor display rental and maintenance revenues increased 6.0%, which was offset by the 5.0% continued expected decline, although the decline was less than originally planned, from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales decreased $2.5 million or 28.6% in 1999. This decrease was primarily in the indoor display segment. Last year's quarter included a multi-million dollar order from a major exchange being recognized on a percentage of completion basis, which did not recur this quarter. Revenues from theatre receipts and other decreased $100,000 or 6.3% in 1999, tracking the national theatrical market, which was lower during the quarter compared to last year due to the film product.

Gross profit as a percentage of revenues was 36.9% in 1999 compared to 36.7% in 1998. Cost of equipment rentals and maintenance, includes field service expenses, plant repair costs and maintenance and depreciation. The indoor display cost of equipment rental and maintenance increased slightly. The outdoor display cost of equipment rental and maintenance increased 4.2%, principally due to field service expenses. The cost of equipment rentals and maintenance represented 55.4% of related revenues for the three months ended March 31, 1999 compared to 54.8% in 1998. Cost of equipment sales decreased $1.6 million or 28.2%. The indoor display cost of equipment sales decreased 62.4%, primarily due to a large indoor sale in the first quarter of 1998 that did not recur in 1999. The outdoor display cost of equipment sales decreased 6.0%, primarily due to lower volume due to seasonality. The cost of equipment sales represented 66.0% of related revenues for the three months ended March 31, 1999 compared to 65.6% in 1998. Cost of theatre receipts and other, which includes film rental costs, decreased $80,000 or 6.3% in 1999, mainly due to lower volume. The cost of theatre receipts and other represented 81.2% of related revenues for the three months ended March 31, 1999 and 1998.

Total general and administrative expenses decreased $284,000 or 6.3%. The indoor display general and administrative expenses decreased 17.1%, primarily due to control of certain administrative costs. The outdoor display general and administrative expenses increased 15.4%, primarily due to expanded sales and marketing efforts relate to the sports sector. The entertainment and real estate general and administrative expenses remained level. Corporate general and administrative expenses decreased 13.2%, primarily due to control of certain administrative costs.

Interest income decreased $53,000, primarily attributable to the utilization of investments to acquire rental equipment and construct new theatres. Interest expense decreased $21,000. Other income primarily relates to the gain on the purchase of $1 million principal amount of the Company's 7 1/2% convertible subordinated notes in January 1999 at a discount.

The effective tax rate at March 31, 1999 and 1998 was 45.0%.

Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2000. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 1999 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 23, 1999 payable to stockholders of record as of April 5, 1999 and was paid April 16, 1999.

The Company has a $15.0 million revolving credit facility with its bank which is available to June 2001, at which time the outstanding balance would convert into a five-year term loan. At March 31, 1999 the Company had $13.2 million borrowing capacity available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $361,000 for the three months ended March 31, 1999 compared to a decrease of $1.2 million in 1998. The decrease in 1999 is primarily attributable to a decrease in receivables, and cash utilized for investment in rental equipment, construction of theatres and purchases of equipment. The decrease in 1998 is primarily attributable to an increase in receivables which primarily related to a certain significant contract being recorded on the percentage of completion basis and cash utilized for investment in rental equipment.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $3.9 million proceeds from long-term obligations relates to the construction of a new theatre.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $8.7 million to reduce exposure to interest fluctuations.

Year 2000 Considerations

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. For the Company, the Year 2000 process involves modifying or replacing certain hardware and software. The Company has received software updates from its software vendors to make the software licensed to the Company Year 2000 compliant. The Company is utilizing both internal and external resources to reprogram, replace and test all of its software for Year 2000 compliance. The Company expects to complete the project by mid 1999 and believes that its level of preparedness is appropriate. The total cost for this project is estimated to be $350,000, of which $250,000 will be capitalized. This cost is being funded through operating cash flows and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition. In addition, the Company is communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. The Company is in the process of developing contingency plans in the event it does not complete all phases of its Year 2000 project. The costs of this project and the expected completion dates are based on management's best estimates.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

                          Part II - Other Information
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------
           (a)
                 10 Seventh Amendment Agreement to the Credit Agreement with First Union National Bank dated as of March 31, 1999.

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



                                            TRANS-LUX CORPORATION
                                                (Registrant)

Date: May 12, 1999


                                            By  /s/ Angela D. Toppi
                                              -------------------------
                                              Angela D. Toppi
                                              Senior Vice President and
                                              Chief Financial Officer


                                            by  /s/ Robert P. Bosworth
                                              ---------------------------------
                                              Robert P. Bosworth
                                              Vice President and
                                              Chief Accounting Officer