Form 10-Q
period 1999-06-30
TRANS LUX CORP
filed 1999-08-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
                               -------------

                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from_____________to_____________

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                            Class                     Shares Outstanding
--------             -------------------------------        ------------------
08/13/99             Common Stock - $1.00 Par Value               996,415
08/13/99             Class B Stock - $1.00 Par Value              296,005
                     (Immediately convertible into a like
                     number of shares of Common Stock.)

                   TRANS-LUX CORPORATION AND SUBSIDIARIES


                                    Index



Part I - Financial Information                                         Page No.
                                                                       --------

     Consolidated Balance Sheets - June 30, 1999 (unaudited) and
     December 31, 1998                                                    1

     Consolidated Statements of Income -Three and Six Months Ended
     June 30, 1999 and 1998 (unaudited)                                   2

     Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 1999 and 1998 (unaudited)                                   3

     Notes to Consolidated Financial Statements (unaudited)               4

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            7


Part II - Other Information

     Item 4. Submission of Matters to a Vote of Stockholders             11

     Item 6. Exhibits and Reports on Form 8-K                            11

     Signatures                                                          12

                         Part 1 - Financial Information
                         ------------------------------

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30       December 31
In thousands, except share data                                                  1999              1998
-------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $   2,021          $  1,298
  Available-for-sale securities                                                 4,827             4,914
  Receivables                                                                   7,362             7,287
  Unbilled receivables                                                            400               374
  Inventories                                                                   5,094             5,381
  Prepaids and other                                                              586               360
                                                                             --------          --------
    Total current assets                                                       20,290            19,614
                                                                             --------          --------
Equipment on rental                                                            73,781            70,654
  Less accumulated depreciation                                                31,288            28,289
                                                                             --------          --------
                                                                               42,493            42,365
                                                                             --------          --------
Property, plant and equipment                                                  36,261            30,816
  Less accumulated depreciation and amortization                                9,332             8,433
                                                                             --------          --------
                                                                               26,929            22,383
Prepaids, intangibles and other                                                 6,207             5,986
Maintenance contracts, net                                                        721               798
Construction funds                                                              4,694                --
                                                                             --------          --------

                                                                             $101,334           $91,146
                                                                             ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals                                                $6,834            $6,167
  Income taxes payable                                                             --               275
  Current portion of long-term obligations                                      1,433               258
                                                                             --------          --------
    Total current liabilities                                                   8,267             6,700
                                                                             --------          --------
Long-term obligations:
  7 1/2% convertible subordinated notes due 2006                               30,625            31,625
  9 1/2% subordinated debentures due 2012                                       1,057             1,057
  Obligations payable                                                          27,620            16,841
                                                                             --------          --------
                                                                               59,302            49,523
Deferred revenue, deposits and other                                            3,487             4,254
Deferred income taxes                                                           4,407             4,818
                                                                             --------          --------
Stockholders' equity:
  Capital stock
  Common - $1.00 par value
    Authorized - 5,500,000 shares
    Issued - 2,444,400 shares in 1999 and 2,443,119 in 1998                     2,444             2,443
  Class B  - $1.00 par value
    Authorized  - 1,000,000 shares
    Issued -  296,005 shares in 1999 and 297,286 in 1998                          296               297
  Additional paid-in-capital                                                   13,901            13,901
  Retained earnings                                                            20,969            20,821
  Accumulated other comprehensive income (loss)                                  (128)               --
                                                                             --------          --------
                                                                               37,482            37,462
  Less treasury stock - at cost
    1,448,016 shares in 1999 and 1998
    (excludes additional 296,005 shares in 1999 and 297,286 in
     1998 for conversion of Class B stock)                                     11,611            11,611
                                                                             --------          --------
  Total stockholders' equity                                                   25,871            25,851
                                                                             --------          --------

                                                                             $101,334           $91,146
                                                                             ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    1

                                        TRANS-LUX CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)

                                                      THREE MONTHS                        SIX MONTHS
                                                      ENDED JUNE 30                      ENDED JUNE 30
                                                -----------------------           ------------------------
In thousands, except per share data                1999           1998                1999           1998
-----------------------------------             -----------------------           ------------------------

Revenues:
  Equipment rentals and maintenance             $ 5,754        $ 6,031             $11,611        $11,793
  Equipment sales                                 8,193          8,391              14,341         17,005
  Theatre receipts and other                      2,056          1,455               3,536          3,035
                                                --------       --------            --------       --------
     Total revenues                              16,003         15,877              29,488         31,833
                                                --------       --------            --------       --------
Operating expenses:
  Cost of equipment rentals and maintenance       3,207          3,210               6,454          6,368
  Cost of equipment sales                         5,097          5,534               9,156         11,188
  Cost of theatre receipts and other              1,672          1,256               2,874          2,538
                                                --------       --------            --------       --------
     Total operating expenses                     9,976         10,000              18,484         20,094
                                                --------       --------            --------       --------

Gross profit from operations                      6,027          5,877              11,004         11,739
General and administrative expenses               4,885          4,360               9,077          8,836
                                                --------       --------            --------       --------
                                                  1,142          1,517               1,927          2,903
Interest income                                     131            157                 252            331
Interest expense                                   (983)        (1,041)             (1,967)        (2,046)
Other income                                         69             28                 216            100
                                                --------       --------            --------       --------

Income before income taxes                          359            661                 428          1,288
Provision for income taxes                          161            297                 192            579
                                                --------       --------            --------       --------

Net income                                         $198           $364                $236           $709
                                                ========       ========            ========       ========


Earnings per share:
  Basic                                           $0.15          $0.28               $0.18          $0.55
  Diluted                                         $0.15          $0.19               $0.18          $0.38

Average common shares outstanding:
  Basic                                           1,292          1,290               1,292          1,290
  Diluted                                         1,295          3,577               1,296          3,579

Cash dividends per share:
  Common stock                                   $0.035         $0.035              $0.070         $0.070
  Class B stock                                 $0.0315        $0.0315             $0.0630        $0.0630


The accompanying notes are an integral part of these consolidated financial statements.

                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                    -------------------------
In thousands                                                                           1999            1998
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  236          $  709
Adjustment to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                     4,294           3,900
    Net income of joint venture                                                         (71)            (53)
    Deferred income taxes                                                              (372)           (284)
    Gain on sale of securities                                                           --             (47)
    Gain on purchase of Company's 7 1/2% convertible subordinated notes                (145)             --
    Changes in operating assets and liabilities:
      Receivables                                                                       (75)         (1,705)
      Unbilled receivables                                                              (26)             15
      Inventories                                                                       287            (464)
      Prepaids and other                                                               (732)           (179)
      Accounts payable and accruals                                                     587            (328)
      Income taxes payable                                                             (275)            210
      Deferred revenue, deposits and other                                             (767)            673
                                                                                    ---------       ---------
        Net cash provided by operating activities                                     2,941           2,447
                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                    (3,127)         (4,065)
Purchases of property, plant and equipment                                           (4,292)         (1,166)
Increase in construction funds                                                       (4,694)             --
Payments for acquisitions (net)                                                      (1,163)             --
Proceeds from joint venture                                                              47              47
Redemption of available-for-sale securities                                              --           1,728
                                                                                    ---------       ---------
        Net cash used in investing activities                                       (13,229)         (3,456)
                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term obligations                                                  12,737           1,500
Repayment of long-term obligations                                                     (783)         (1,136)
Purchase of Company's 7 1/2% convertible subordinated notes                            (855)             --
Proceeds from exercise of stock options                                                  --               9
Cash dividends                                                                          (88)            (89)
                                                                                    ---------       ---------
        Net cash provided by financing activities                                    11,011             284
                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents                                    723            (725)
Cash and cash equivalents at beginning of year                                        1,298           1,843
                                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 2,021         $ 1,118
                                                                                    =========       =========

-------------------------------------------------------------------------------------------------------------
Interest paid                                                                        $1,976          $1,713
Interest received                                                                       243             351
Income taxes paid                                                                       772             267
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                    3

                   TRANS-LUX CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


Note 2 - Inventories

Inventories consist of the following:

                                                    June 30         December 31
In thousands                                           1999                1998
-------------------------------------------------------------------------------

Raw materials and spare parts                        $3,104              $3,230
Work-in-progress                                        964               1,218
Finished goods                                        1,026                 933
                                                      -----               -----
                                                     $5,094              $5,381
                                                     ======              ======


Note 3 - Long-Term Obligations

At June 30, 1999, long-term obligations included $6.8 million of construction or real estate mortgages which are secured, the last of which extends to 2014. The interest rate is either fixed or floating, at June 30, 1999 such interest rates ranged from 6.7% to 7.75%. During June 1999, the Company received $4.8 million in proceeds from an industrial revenue bond financing for the construction of a new 55,000 square foot manufacturing facility in Logan, Utah. The bonds are secured, mature 2014 and were issued with a variable interest rate. At June 30, 1999 such interest rate ranged from 3.9% to 5.15%.


Note 4 - Reporting Comprehensive Income

The components of comprehensive income for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive income is a gain of $176,000 and $369,000 for the three months ended June 30, 1999 and 1998, respectively; and a gain of $130,000 and $696,000 for the six months ended June 30, 1999 and 1998, respectively.

Note 5 - Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share.


                                                                Three months ended June 30               Six months ended June 30

In thousands, except per share data                                  1999          1998                     1999          1998
---------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share computation:
 Net income (1)                                                     $ 198         $ 364                    $ 236         $ 709
                                                                      ---           ---                      ---           ---
 Weighted average common shares outstanding                         1,292         1,290                    1,292         1,290
                                                                    -----         -----                    -----         -----
 Basic earnings per common share (1)                                $0.15         $0.28                    $0.18         $0.55
                                                                     ====          ====                     ====          ====
---------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share computation:
 Net income (1)                                                     $ 198         $ 364                    $ 236         $ 709
 Add: After tax interest expense applicable to convertible
  debt (2)                                                             --           352                       --           704
 Add: After tax changes to income applicable to assumed
  conversion (2)                                                       --           (33)                      --           (59)
                                                                      ---           ---                      ---         -----
 Adjusted net income                                                $ 198         $ 683                    $ 236        $1,354
                                                                      ===           ===                      ===         =====

 Weighted average common shares outstanding                         1,292         1,290                    1,292         1,290
 Assumes exercise of options reduced by the number of shares which could have been purchased with the proceeds from
  exercise of such options                                              3            30                        4            32

 Assumes conversion of 7 1/2% convertible subordinated notes (2)       --         2,257                       --         2,257
                                                                    -----         -----                    -----         -----
 Total weighted average common shares                               1,295         3,577                    1,296         3,579
                                                                    =====         =====                    =====         =====
Diluted earnings per common share (1)                               $0.15         $0.19                    $0.18         $0.38
                                                                     ====          ====                     ====          ====

(1) The 1999 income before the special litigation charge was $389,000 ($0.30 per share, basic and $0.21 per share diluted) and
    $427,000 ($0.33 per share, basic and $0.30 per share, diluted) for the three and six months ended June 30, 1999, respectively.

(2) The 1999 diluted earnings per share calculation does not include the assumed conversion of the Company's 7 1/2% convertible subordinated notes, as the effect is antidilutive.

---------------------------------------------------------------------------------------------------------------------------------



Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations have been classified into three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both segments design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays and both are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the western U.S. and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada.
Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments is as follows:

                                                                Three months ended June 30               Six months ended June 30
In thousands                                                         1999            1998                     1999          1998
---------------------------------------------------------------------------------------------------------------------------------

Revenues:
 Indoor display                                                   $ 6,351         $ 7,110                  $11,558       $14,599
 Outdoor display                                                    7,596           7,312                   14,394        14,199
 Entertainment and real estate                                      2,056           1,455                    3,536         3,035
                                                                    -----           -----                   ------        ------
Total revenues                                                    $16,003         $15,877                  $29,488       $31,833
                                                                   ------          ------                   ------        ------
Operating income:
 Indoor display                                                   $ 2,062         $ 2,159                  $ 3,499       $ 4,253
 Outdoor display                                                      745             834                    1,383         1,602
 Entertainment and real estate                                        241              (7)                     314           134
                                                                      ---             ---                      ---           ---
                                                                  $ 3,048         $ 2,986                  $ 5,196       $ 5,989
Other income                                                           --              24                      145            47
Corporate general and administrative expenses                      (1,837)         (1,465)                  (3,198)       (3,033)
Interest expense-net                                                 (852)           (884)                  (1,715)       (1,715)
                                                                      ---             ---                    -----         -----
Income before income taxes                                        $   359         $   661                  $   428       $ 1,288
                                                                      ===             ===                      ===         =====


Note 7 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June of 1999 a jury in New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and intends to appeal such verdict. The Company believes it has made adequate provisions in the quarter to cover such matters. Certain of the amounts are subject to insurance recoveries.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company's total revenues for the six months ended June 30, 1999 decreased 7.4% to $29.5 million from $31.8 million for the six months ended June 30, 1998. Revenues from equipment rentals and maintenance decreased $182,000 or 1.5%. Indoor display rental and maintenance revenues increased 2.5%, which was offset by the 7.7% continued expected revenue decline in the outdoor rental and maintenance bases previously acquired, however such decline was less than originally planned. Revenues from equipment sales decreased $2.7 million or 15.7% in 1999. This decrease was primarily in the indoor display segment. Last year included a multi-million dollar order from a major exchange being recognized on a percentage of completion basis, which did not recur this year. Revenues from theatre receipts and other increased $501,000 or 16.5% in 1999, due to film product and the acquisition of two theatres in Wyoming in May 1999.

Gross profit as a percentage of revenues was 37.3% in 1999 compared to 36.9% in 1998. Cost of equipment rentals and maintenance includes field service expenses, plant repair costs and maintenance and depreciation. Both the indoor display and outdoor display cost of equipment rental and maintenance increased slightly, principally due to depreciation expense. The cost of equipment rentals and maintenance represented 55.6% of related revenues for the six months ended June 30, 1999 compared to 54.0% in 1998. Cost of equipment sales decreased $2.0 million or 18.2%. The indoor display cost of equipment sales decreased 49.8%, primarily due to a large indoor sale in 1998 which did not recur in 1999. The outdoor display cost of equipment sales remained level. The cost of equipment sales represented 63.8% of related revenues for the six months ended June 30, 1999 compared to 65.8% in 1998. Cost of theatre receipts and other, which includes film rental costs, increased $336,000 or 13.2% in 1999, mainly due to higher volume. The cost of theatre receipts and other represented 81.3% of related revenues for the six months ended June 30, 1999 compared to 83.6% in 1998.

Total general and administrative expenses increased $241,000 or 2.7%. The corporate general and administrative expenses increased 5.4%, primarily attributable to the special litigation charge of $408,000 on a retaliatory discharge claim. (See Note 7.) The indoor display general and administrative expenses decreased 10.2%, primarily due to control of certain administrative costs. The outdoor display general and administrative expenses increased 16.4%, primarily due to expanded sales and marketing efforts relating to the sports sector. The entertainment and real estate general and administrative expenses remained level.

Interest income decreased $79,000, primarily attributable to the utilization of investments to construct new theatres and manufacture new equipment for rental. Interest expense decreased $79,000, primarily due to capitalization of interest during construction of theatre projects. Other income relates to the gain on the purchase of $1 million principal amount of the Company's 7 1/2% convertible subordinated notes in January 1999 at a discount.

The effective tax rate at June 30, 1999 and 1998 was 45.0%.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company's total revenues for the three months ended June 30, 1999 increased slightly to $16.0 million from $15.9 million for the three months ended June 30, 1998. Revenues from equipment rentals and maintenance decreased $277,000 or 4.6%. Indoor display rental and maintenance revenues remained level. Outdoor display rental and maintenance revenues decreased 10.4%, primarily due to the continued expected revenue decline from the outdoor lease and maintenance bases previously acquired, however the accumulated expected decline was less than originally planned. Revenues from equipment sales decreased $198,000 or 2.4% in 1999, primarily in the indoor display segment. Last year's quarter included a portion of a multi-million dollar order from a major exchange being recognized on a percentage of completion basis, which did not recur in 1999. Revenues from the outdoor display segment increased 10.7% in 1999, primarily due to an increase in the sports sector. Revenues from theatre receipts and other increased $601,000 or 41.3% in 1999, tracking the national theatrical market, which was higher during the quarter compared to last year due to the film product and the acquisition of the two theatres in Wyoming in May 1999.
b
Gross profit as a percentage of revenues was 37.7% in 1999 compared to 37.0% in 1998. Both the indoor and outdoor display cost of equipment rental and maintenance remained level. The cost of equipment rentals and maintenance represented 55.7% of related revenues for the three months ended June 30, 1999 compared to 53.2% in 1998. Cost of equipment sales decreased $437,000 or 7.9%. The indoor display cost of equipment sales decreased 34.6%, primarily due to a large indoor sale in 1998 that did not recur in 1999. The outdoor display cost of equipment sales increased 5.7%, primarily due to the higher volume in the sports sector. The cost of equipment sales represented 62.2% of related revenues for the three months ended June 30, 1999 compared to 66.0% in 1998. Cost of theatre receipts and other increased $416,000 or 33.1% in 1999, mainly due to the higher volume and the acquisition of two theatres in Wyoming in May 1999. The cost of theatre receipts and other represented 81.3% of related revenues for the three months ended June 30, 1999 compared to 86.3% in 1998.

Total general and administrative expenses increased $525,000 or 12.0%. The corporate general and administrative expenses increased 25.4%, primarily attributable to the special litigation charge. (See Note 7.) The indoor display general and administrative expenses decreased 3.3%, primarily due to control of certain administrative costs. The outdoor display general and administrative expenses increased 17.3%, primarily due to expanded sales and marketing efforts related to the sports sector. The entertainment and real estate general and administrative expenses remained level.

Interest income decreased $26,000, primarily attributable to the utilization of investments to construct new theatres and manufacture new equipment for rental. Interest expense decreased $58,000, primarily due to capitalization of interest during construction of theatre projects.


Accounting Standards

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and No.137 (which defers the effective date of SFAS 133) effective January 1, 2001. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.


Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 1999 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 27, 1999 payable to stockholders of record as of July 5, 1999 and was paid July 16, 1999.

The Company has a $15.0 million revolving credit facility with its bank, which is available to June 2001, at which time the outstanding balance would convert into a five-year term loan. At June 30, 1999 the Company had $10.6 million borrowing capacity available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents increased $723,000 for the six months ended June 30, 1999 compared to a decrease of $725,000 in 1998. The increase in 1999 is primarily attributable to $6.8 million in construction or real estate mortgages utilized for construction and acquisition of theatres and purchases of equipment, and refinancing of a mortgage. In June 1999, the Company received $4.8 million in proceeds from an industrial revenue bond financing for the construction of a new 55,000 square foot manufacturing facility in Logan, Utah, the proceeds are reflected in the long-term assets section of the Consolidated Balance Sheets as Construction Funds. The decrease in 1998 was primarily attributable to an increase in receivables, which primarily related to a certain significant contract being recorded on the percentage of completion basis and cash utilized for the manufacturing of equipment for rental.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $12.7 million proceeds from long-term obligations relates primarily to the construction of new theatres and the new manufacturing and office facility.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $8.7 million to reduce exposure to interest fluctuations.


Year 2000 Considerations

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. For the Company, the Year 2000 process involved modifying or replacing certain hardware and software. The Company utilized both internal and external resources to reprogram, replace and test all of its software for Year 2000 compliance. The Company has completed its mission critical software updates, continues working on its Year 2000 projects and believes that its level of preparedness is appropriate. The total cost for this project is estimated to be $350,000, of which $300,000 will be capitalized. This cost is being funded through operating cash flows and is not expected to have a material impact on the Company's cash flows, results of operations or financial condition. In addition, the Company continues to communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.
The Company continues to develop contingency plans in the event it does not complete all phases of its Year 2000 project. The costs of this project and the expected completion dates are based on management's best estimates.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward-looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward-looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, and interest rate and foreign exchange fluctuations.

                          Part II - Other Information
                          ---------------------------

Item 4.         Submission of Matters to a Vote of Stockholders
------          -----------------------------------------------

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 27, 1999 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                 For                   Not For
                                 ---                   -------
Robert Greenes                   3,765,090             19,438
Howard S. Modlin                 3,765,090             19,438

The following directors are continuing their terms as directors:

Richard Brandt, Two-Years Remaining
Jean Firstenberg, Two-Years Remaining
Gene Jankowski, Two-Years Remaining
Victor Liss, Two-Years Remaining
Steven Baruch, One-Year Remaining
Howard M. Brenner, One-Year Remaining
Allan Fromme, One-Year Remaining

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                             For                Against          Abstain
                             ---                -------          -------
                             3,771,066          10,701           2,761



Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits
                     10 Eighth Amendment Agreement to the Credit Agreement with First Union National Bank dated as of June 3, 1999.

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

Date: August 16, 1999


                                        by   /s/ Angela D. Toppi
                                          ----------------------
                                          Angela D. Toppi
                                          Senior Vice President and
                                          Chief Financial Officer


                                        by   /s/ Robert P. Bosworth
                                          -------------------------
                                          Robert P. Bosworth
                                          Vice President and
                                          Chief Accounting Officer