Form 10-Q
period 1999-09-30
TRANS LUX CORP
filed 1999-11-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                               ------------------
                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                               ---------    ---------

Commission file number 1-2257
                       ------

                       TRANS-LUX CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                                             13-1394750
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  110 Richards Avenue, Norwalk, CT                               06856-5090
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


                            (203) 853-4321
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Date                    Class                           Shares Outstanding
----------           ------------------------------         ------------------

11/12/99             Common Stock - $1.00 Par Value              970,970
11/12/99             Class B Stock - $1.00 Par Value             296,005
                     (Immediately convertible into a like
                     number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index



Part I - Financial Information                                         Page No.
                                                                       --------

   Consolidated Balance Sheets - September 30, 1999 (unaudited) and
   December 31, 1998                                                        1

   Consolidated Statements of Income - Three and Nine Months Ended
   September 30, 1999 and 1998 (unaudited)                                  2

   Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1999 and 1998 (unaudited)                                  3

   Notes to Consolidated Financial Statements (unaudited)                   4

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    7


Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                                11

   Signatures                                                              12

                               Part 1 - Financial Information
                               ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                September 30         December 31
In thousands, except share data                                     1999                1998
-----------------------------------------------------------------------------------------------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  2,159            $ 1,298
   Available-for-sale securities                                       3,734              4,914
   Receivables                                                         9,619              7,287
   Unbilled receivables                                                  434                374
   Inventories                                                         5,278              5,381
   Prepaids and other                                                    636                360
                                                                     -------             ------
      Total current assets                                            21,860             19,614
                                                                     -------             ------

Equipment on rental                                                   75,667             70,654
   Less accumulated depreciation                                      32,797             28,289
                                                                     -------             ------
                                                                      42,870             42,365
                                                                     -------             ------

Property, plant and equipment                                         38,985             30,816
   Less accumulated depreciation and amortization                      9,794              8,433
                                                                     -------             ------
                                                                      29,191             22,383
Prepaids, intangibles and other                                        5,898              5,986
Maintenance contracts, net                                               683                798
Construction funds                                                     4,694                 --
                                                                     -------             ------

                                                                    $105,196            $91,146
                                                                     =======             ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accruals                                    $  8,283            $ 6,167
   Income taxes payable                                                   --                275
   Current portion of long-term obligations                            1,882                258
                                                                      ------             ------
      Total current liabilities                                       10,165              6,700
                                                                      ------             ------
Long-term obligations:
   7 1/2% convertible subordinated notes due 2006                     30,590             31,625
   9 1/2% subordinated debentures due 2012                             1,057              1,057
   Obligations payable                                                29,048             16,841
                                                                      ------             ------
                                                                      60,695             49,523
Deferred revenue, deposits and other                                   3,497              4,254
Deferred income taxes                                                  4,693              4,818
                                                                      ------             ------
Stockholders' equity:
   Capital stock
   Common - $1.00 par value
      Authorized - 5,500,000 shares
      Issued - 2,444,400 shares in 1999 and 2,443,119 in 1998          2,444              2,443
   Class B  - $1.00 par value
      Authorized  - 1,000,000 shares
      Issued -  296,005 shares in 1999 and 297,286 in 1998               296                297
 Additional paid-in-capital                                           13,901             13,901
 Retained earnings                                                    21,306             20,821
 Accumulated other comprehensive income (loss)                          (183)                --
                                                                      ------             ------
                                                                      37,764             37,462
 Less treasury stock - at cost
    1,448,986 shares in 1999 and 1,448,016 in 1998
    (excludes additional 296,005 shares in 1999 and 297,286 in
    1998 for conversion of Class B stock)                             11,618             11,611
                                                                      ------             ------
Total stockholders' equity                                            26,146             25,851
                                                                     -------             ------

                                                                    $105,196            $91,146
                                                                     =======             ======

The accompanying notes are an integral part of these consolidated financial statements.

                                   1

                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                        -------------------------         -------------------------

In thousands, except per share data                          1999         1998               1999            1998
                                                          -------      -------            --------       --------
Revenues:
 Equipment rentals and maintenance                        $ 6,065      $ 5,830            $ 17,676       $ 17,623
 Equipment sales                                            9,258        9,034              23,599         26,039
 Theatre receipts and other                                 2,246        1,875               5,782          4,910
                                                           ------       ------             -------        -------
   Total revenues                                          17,569       16,739              47,057         48,572
                                                           ------       ------             -------        -------

Operating expenses:
 Cost of equipment rentals and maintenance                  3,405        3,240               9,859          9,608
 Cost of equipment sales                                    6,199        5,963              15,355         17,151
 Cost of theatre receipts and other                         1,735        1,502               4,609          4,040
                                                           ------       ------             -------        -------
   Total operating expenses                                11,339       10,705              29,823         30,799
                                                           ------       ------             -------        -------

Gross profit from operations                                6,230        6,034              17,234         17,773
General and administrative expenses                         4,689        4,348              13,766         13,184
                                                           ------       ------             -------        -------
                                                            1,541        1,686               3,468          4,589

Interest income                                               112          141                 364            472
Interest expense                                           (1,040)      (1,061)             (3,007)        (3,107)
Other income                                                   81           47                 297            147
                                                           ------       ------             -------        -------

Income before income taxes                                    694          813               1,122          2,101
Provision for income taxes                                    313          367                 505            946
                                                           ------       ------             -------        -------

Net income                                                   $381         $446                $617         $1,155
                                                           ======       ======             =======        =======


Earnings per share:
 Basic                                                      $0.30        $0.35               $0.48          $0.90
 Diluted                                                    $0.21        $0.22               $0.48          $0.60

Average common shares outstanding:
 Basic                                                      1,292        1,290               1,292          1,290
 Diluted                                                    3,479        3,550               3,518          3,562

Cash dividends per share:
 Common stock                                              $0.035       $0.035              $0.105         $0.105
 Class B stock                                            $0.0315      $0.0315             $0.0945        $0.0945


The accompanying notes are an integral part of these consolidated financial statements.


                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                      -------------------------
In thousands                                                             1999            1998
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $   617         $ 1,155
Adjustment to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                       6,441           5,866
    Net income of joint venture                                          (152)           (100)
    Deferred income taxes                                                 (69)           (144)
    Gain on sale of securities                                             --             (47)
    Gain on purchase of Company's 7 1/2%                                 (148)             --
          convertible subordinated notes
    Changes in operating assets and liabilities:
      Receivables                                                      (2,332)         (2,910)
      Unbilled receivables                                                (60)            281
      Inventories                                                         103              11
      Prepaids and other                                                 (554)            (11)
      Accounts payable and accruals                                     2,001             514
      Income taxes payable                                               (275)            321
      Deferred revenue, deposits and other                               (757)            558
                                                                       ------          ------
        Net cash provided by operating activities                       4,815           5,494
                                                                       ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                      (5,013)         (6,369)
Purchases of property, plant and equipment                             (7,016)         (2,722)
Increase in construction funds                                         (4,694)             --
Payments for acquisitions (net)                                        (1,163)             --
Proceeds from joint venture                                                71              70
Redemption of available-for-sale securities                             1,056           1,728
                                                                       ------          ------
        Net cash used in investing activities                         (16,759)         (7,293)
                                                                       ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term obligations                                    14,696           1,500
Repayment of long-term obligations                                       (865)           (484)
Purchase of Company's 7 1/2%                                             (887)             --
      convertible  subordinated notes
Purchase of treasury stock                                                 (7)             --
Proceeds from exercise of stock options                                    --               9
Cash dividends                                                           (132)           (132)
                                                                       ------          ------
        Net cash provided by financing activities                      12,805             893
                                                                       ------          ------

Net increase (decrease) in cash and cash equivalents                      861            (906)
Cash and cash equivalents at beginning of year                          1,298           1,843
                                                                       ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,159         $  $937
                                                                       ======          ======

-----------------------------------------------------------------------------------------------
Interest paid                                                         $ 2,486         $ 2,100
Interest received                                                         412             535
Income taxes paid                                                         782             318
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 1999 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


Note 2 - Inventories

Inventories consist of the following:


                                           September 30          December 31
In thousands                                    1999                 1998
----------------------------------------------------------------------------

Raw materials and spare parts                 $3,083               $3,230
Work-in-progress                               1,129                1,218
Finished goods                                 1,066                  933
                                              ------               ------
                                              $5,278               $5,381
                                              ======               ======

Note 3 - Long-Term Obligations

At September 30, 1999, long-term obligations included $7.0 million of construction or real estate mortgages which are secured, the last of which extends to 2014. The interest rate is either fixed or floating, at September 30, 1999 such interest rates ranged from 7.12% to 8.25%. During June 1999, the Company received $4.8 million in proceeds from an industrial revenue bond financing for the construction of a new 55,000 square foot manufacturing facility in Logan, Utah. The bonds are secured, mature 2014 and were issued with a variable interest rate. At September 30, 1999 such interest rate ranged from 3.95% to 5.45%.



Note 4 - Reporting Comprehensive Income

The components of comprehensive income for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive income is a gain of $341,000 and $471,000 for the three months ended September 30, 1999 and 1998, respectively; and a gain of $471,000 and $1,167,000 for the nine months ended September 30, 1999 and 1998, respectively.

Note 5 - Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share.

                                                        Three months ended September 30         Nine months ended September 30
In thousands, except per share data                           1999             1998                  1999             1998
-----------------------------------------------------------------------------------------------------------------------------
 Basic earnings per share computation:

  Net income (1)                                              $  381           $  446                $  617          $ 1,155

  Weighted average common shares outstanding                   1,292            1,290                 1,292            1,290
                                                               -----            -----                 -----            -----

  Basic earnings per common share (1)                         $ 0.30           $ 0.35                $ 0.48          $  0.90
                                                               =====            =====                 =====            =====
-----------------------------------------------------------------------------------------------------------------------------

 Diluted earnings per share computation:

  Net income (1)                                              $  381           $  446                $  617          $ 1,155
  Add: After tax interest expense applicable to convertible
   debt                                                          344              353                 1,055            1,057
  Add: After tax changes to income applicable to assumed
   conversion                                                     --              (15)                   --              (74)
                                                               -----            -----                ------          -------
  Adjusted net income                                         $  725           $  784               $ 1,672          $ 2,138
                                                               =====            =====                ======           ======


  Weighted average common shares outstanding                   1,292            1,290                 1,292            1,290
  Assumes exercise of options reduced by the number of shares which could have been purchased with the proceeds from
   exercise of such options                                        1                3                    33               15

  Assumes conversion of 7 1/2% convertible subordinated notes  2,186            2,257                 2,193            2,257
                                                               -----            -----                 -----            -----

  Total weighted average common shares                         3,479            3,550                 3,518            3,562
                                                               =====            =====                 =====            =====

 Diluted earnings per common share (1) (2)                    $ 0.21           $ 0.22                $ 0.48          $  0.60
                                                               =====            =====                 =====            =====


 (1)  The 1999 income before the special litigation charge was $808,000. Excluding the special litigation charge, which was recorded in the second quarter, net income for the nine months ended September 30, 1999 was  $808,000.  ($0.63 per share, basic and
      $0.53 per share, diluted).

 (2)  Earnings per share is computed independently for each of the periods presented.  Accordingly, the sum of the quarterly diluted earnings per share amounts do not equal the total for the year in 1999.

                                        5

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

Information about the Company's operations in its three business segments is as follows:

                                        Three months ended September 30                Nine months ended September 30
In thousands                                       1999            1998                         1999             1998
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                               $  5,884        $  5,786                     $ 17,442         $ 20,385
  Outdoor display                                 9,439           9,078                       23,833           23,277
  Entertainment and real estate                   2,246           1,875                        5,782            4,910
                                                 ------         -------                      -------          -------
Total revenues                                 $ 17,569        $ 16,739                     $ 47,057         $ 48,572
                                                 ------          ------                       ------           ------
Operating income:
  Indoor display                               $  1,912        $  1,619                     $  5,411         $  5,872
  Outdoor display                                   894           1,316                        2,277            2,918
  Entertainment and real estate                     368             213                          682              347
                                                 ------         -------                      -------          -------
                                               $  3,174        $  3,148                     $  8,370         $  9,137
Other income                                         --              --                          145               47
Corporate general and administrative expenses    (1,552)         (1,415)                     (4,750)           (4,448)
Interest expense-net                               (928)           (920)                     (2,643)           (2,635)
                                                 ------         -------                      -------          -------
Income before income taxes                     $    694        $    813                     $  1,122         $  2,101
                                                 ======          ======                       ======           ======


Note 7 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June of 1999 a jury in New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and intends to appeal such verdict. The Company believes it has made adequate provisions in the second quarter to cover such matters. Certain of the amounts are subject to insurance recoveries.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months
 Ended September 30, 1998

The Company's total revenues for the nine months ended September 30, 1999 decreased 3.1% to $47.1 million from $48.6 million for the nine months ended September 30, 1998. Revenues from equipment rentals and maintenance remained level. Indoor display rental and maintenance revenues increased $636,000 or 6.0%, which was offset by the 8.3% continued expected revenue decline in the outdoor rental and maintenance bases previously acquired, however such decline was less than originally expected. Revenues from equipment sales decreased $2.4 million or 9.4% in 1999. This decrease was primarily in the indoor display segment. Last year included a multi-million dollar order from a major exchange, which did not recur this year. Revenues from outdoor displays increased $1.1 million in 1999 or 7.0% from 1998, primarily in the outdoor sports division. Revenues from theatre receipts and other increased $872,000 or 17.8% in 1999, primarily due to the acquisition of two theatres in Wyoming in May 1999, the opening of a six-plex theatre in Dillon, Colorado in August 1999 and film product.

Gross profit as a percentage of revenues remained level at 36.6% in 1999 and 1998. Cost of equipment rentals and maintenance includes field service expenses, plant repair costs and maintenance and depreciation. Both the indoor display and outdoor display cost of equipment rental and maintenance increased slightly, principally due to depreciation expense. The cost of equipment rentals and maintenance represented 55.8% of related revenues for the nine months ended September 30, 1999 compared to 54.5% in 1998. Cost of equipment sales decreased $1.8 million or 10.5%. The indoor display cost of equipment sales decreased 42.9%, primarily due to a large indoor sale in 1998 which did not recur in 1999. The outdoor display cost of equipment sales increased 3.8%, primarily due to a receivable settlement with a customer. The cost of equipment sales represented 65.1% of related revenues for the nine months ended September 30, 1999 compared to 65.9% in 1998. Cost of theatre receipts and other, which includes film rental costs, increased $569,000 or 14.1% in 1999, mainly due to higher volume. The cost of theatre receipts and other represented 79.7% of related revenues for the nine months ended September 30, 1999 compared to 82.3% in 1998.

Total general and administrative expenses increased $582,000 or 4.4%. The corporate general and administrative expenses increased 6.8%, primarily attributable to the special litigation charge in the second quarter of $408,000 on a retaliatory discharge claim. (See Note 7 - Litigation.) The indoor display general and administrative expenses decreased 9.0%, primarily due to control of certain administrative costs. The outdoor display general and administrative expenses increased 18.3%, primarily due to expanded sales and marketing efforts relating to the sports sector. The entertainment and real estate general and administrative expenses remained level.

Interest income decreased $108,000, primarily attributable to the utilization of investments to construct new theatres and manufacture equipment for rental. Interest expense decreased $100,000, primarily due to capitalization of interest during construction of theatre projects. Other income relates to the gain on the purchase of $1 million principal amount of the Company's 7 1/2% convertible subordinated notes in January 1999 at a discount and the operations of the theatre joint venture, MetroLux Theatres.

The effective tax rate at September 30, 1999 and 1998 was 45.0%.

Three Months Ended September 30, 1999 Compared to Three Months
 Ended September 30, 1998

The Company's total revenues for the three months ended September 30, 1999 increased slightly to $17.6 million from $16.7 million for the three months ended September 30, 1998. Revenues from equipment rentals and maintenance increased 4.0% in 1999. Indoor display rental and maintenance revenues increased $459,000 or 13.3%, which was offset by 9.5% from the continued expected revenue decline in the outdoor rental and maintenance bases previously acquired. Revenues from equipment sales increased slightly in 1999. Revenues from indoor displays decreased $361,000 or 15.5% in 1999, primarily in the indoor financial division. Revenues from outdoor displays sales increased $586,000 in 1999 or 8.7% in 1999, primarily in the outdoor sports division. Revenues from theatre receipts and other increased $371,000 or 19.8% in 1999, principally due to the acquisition of two theatres in Wyoming in May 1999, the opening of a six-plex theatre in Dillon, Colorado in August 1999 and film product.

Gross profit as a percentage of revenues was 35.5% in 1999 compared to 36.0% in 1998.The indoor display cost of rentals and maintenance increased by $118,000 or 7.5%, principally due to increased depreciation expense. The outdoor display cost of rentals and maintenance remained level. The cost of equipment rentals and maintenance represented 56.1% of related revenues for the three months ended September 30, 1999 compared to 55.6% in 1998. Cost of equipment sales increased slightly. The indoor display cost of equipment sales decreased 18.8%, primarily as a result of a large indoor sale in 1998 which did not recur in 1999. The outdoor display cost of equipment sales increased 9.4%, primarily due to a receivable settlement with a customer. The cost of equipment sales represented 67.0% of related revenues for the three months ended September 30, 1999 compared to 66.0% in 1998. Cost of theatre receipts and other increased $233,000 or 15.5% in 1999, mainly due to higher volume. The cost of theatre receipts and other represented 77.3% of related revenues for the three months ended September 30, 1999 compared to 80.1% in 1998.

Total general and administrative expenses increased $341,000 or 7.8%. The corporate general and administrative expenses increased $138,000 or 9.8%, primarily due to increased costs of information technology infrastructure and increased legal costs. The indoor display general and administrative expenses decreased 6.6%, primarily due to control of certain administrative costs. The outdoor display general and administrative expenses increased 22.0%, primarily due to expanded sales and marketing efforts relating to the sports sector. The entertainment and real estate general and administrative expenses remained level.

Interest income decreased $29,000, primarily attributable to the utilization of investments to construct new theatres and manufacture new equipment for rental. Interest expense decreased $21,000, primarily due to capitalization of interest during construction of theatre projects. Other income relates to the operations of the theatre joint venture, MetroLux Theatres.

Accounting Standards

The Company expects to adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.


Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 1999 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 23, 1999 payable to stockholders of record as of October 8, 1999 and was paid October 20, 1999.

The Company has a $15.0 million revolving credit facility with its bank, which is available to June 2001, at which time the outstanding balance would convert into a five-year term loan. At September 30, 1999 the Company had $9.8 million borrowing capacity available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents increased $861,000 for the nine months ended September 30, 1999 compared to a decrease of $906,000 in 1998. The increase in 1999 is primarily attributable to $9.9 million in construction or real estate mortgages utilized for construction and acquisition of theatres and purchases of equipment, and refinancing of a mortgage offset by additions to equipment manufactured for rental and construction and acquisition of theatre properties. In June 1999, the Company received $4.8 million in proceeds from an industrial revenue bond financing for the construction of a new 55,000 square foot manufacturing facility in Logan, Utah, the proceeds are reflected in the long-term assets section of the Consolidated Balance Sheets as Construction Funds. Also affecting cash flow in 1999 was an increase in receivables offset by an increase in accounts payable and accruals primarily due to the increase of sales and related cost of sales in the outdoor sports division. The decrease in 1998 was primarily attributable to an increase in receivables, which primarily related to a certain significant contract being recorded on the percentage of completion basis and cash utilized for equipment manufactured for rental.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $14.7 million proceeds from long-term obligations relates primarily to the construction of new theatres and the new manufacturing and office facility.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $8.7 million to reduce exposure to interest fluctuations.

Year 2000 Considerations

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. For the Company, the Year 2000 process involved modifying or replacing certain hardware and software. The Company utilized both internal and external resources to reprogram, replace and test all of its software for Year 2000 compliance. The Company has completed its mission critical software updates, continues working on its non-critical Year 2000 projects and believes that its level of preparedness is appropriate. The total cost for this project is approximately $350,000, of which $300,000 has been capitalized. This cost is being funded through operating cash flows and is not expected to have a material impact on the Company's cash flows, results of operations or financial condition. In addition, the Company continues to communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.
The Company continues to develop contingency plans in the event it does not complete all phases of its Year 2000 project. The costs of this project and the expected completion dates are based on management's best estimates.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward-looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward-looking statements. Many factors could cause actual results to differ from these forward looking statements, including, but not limited to, loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, and interest rate and foreign exchange fluctuations.

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



                             TRANS-LUX CORPORATION
                                  (Registrant)
Date: November 15, 1999


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