Form 10-K
period 1999-12-31
TRANS LUX CORP
filed 2000-03-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
                          -----------------

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

                           TRANS-LUX CORPORATION
                    1999 Form 10-K Cover Page Continued


As of the close of business on March 27, 2000, there were outstanding, 964,759 shares of the Registrant's Common Stock and 296,005 shares of its Class B Stock. The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non- affiliates on March 27, 2000 (based on the last sale price on the American Stock Exchange as of such date) was $6,245,520. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2000 (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.

                           TRANS-LUX CORPORATION
                        1999 Form 10-K Annual Report

                             Table of Contents


                               PART I
                                                                            Page

ITEM 1.    Business                                                           1
ITEM 2.    Properties                                                         7
ITEM 3.    Legal Proceedings                                                  7
ITEM 4.    Submission of Matters to a Vote of Security Holders                8

                               PART II

ITEM 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                8
ITEM 6.    Selected Financial Data                                            9
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
ITEM 8.    Financial Statements and Supplementary Data                        14
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           25

                               PART III

ITEM 10.   Directors and Executive Officers of the Registrant                 25
ITEM 11.   Executive Compensation                                             26
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management     26
ITEM 13.   Certain Relationships and Related Transactions                     26

                               PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                           26

Signatures                                                                    29

                               PART I

ITEM 1.    BUSINESS

   Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and marketer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers needs, and offers extensive on-site service and maintenance. The Company's display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports venues, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes.

ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

   The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and parts of Canada and Australia which performs on-site service and maintenance for its customers and others.

   The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the markets it serves. This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

   The Company's electronic information display market is broken down into two distinct markets: the indoor market and the outdoor market. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; by sports venues; educational institutions; outdoor advertising companies; by corporate and government communication centers; by retail outlets; by casinos, race tracks and other gaming establishments; in airports, train stations, bus terminals, and other transportation facilities; on highways and major thoroughfares; by movie theatres; by health maintenance organizations, and in various other applications.


   The Indoor Market: The indoor electronic display market is currently dominated by three categories of users: financial, government and corporate, and gaming. The financial market segment, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial information. Brokerage firms continue to install electronic ticker displays for both customers and brokers;

they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers.

   The government and private market segment includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information, promote concession sales and use the Company's Rear WindowTM system for the hearing-impaired. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

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

   The Outdoor Market: The outdoor electronic display market is even more diverse than the indoor market. Displays are being used by sports stadiums, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The Company has utilized its strong position in the indoor market combined with several acquisitions to enhance its presence in the outdoor display market. The Company's acquisition in May 1997 of the catalog and custom scoreboard sign business of Fairtron Corporation (Fairtron), was in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, major and minor league parks, professional and college sports stadiums, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

   Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 1999 was approximately $4.3 million compared with the December 31, 1998 sales order backlog of $3.4 million. The December 31, 1999 backlog will be recognized in 2000. These amounts do not include new lease orders or renewals of existing lease agreements presently in-house.

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

   Development of new indoor products includes progressive meter and controller systems for use in the gaming industry; new monochrome and tricolor ticker displays utilizing improved LED display technology, curved and flexible displays; higher speed processors for faster data access and improved update speed; integration of blue LED's to provide full color text graphics and video displays; wireless controlled displays and a new graphics interface to display more data in higher resolutions.

   The Company developed a full color LED video display for the outdoor market which has application particularly in the sports market where enhancing the presentation of live action is of central importance. To drive the video display, the Company developed the ProLineTM controller which is Windows 32-bit software based. The Company also developed a wireless scoreboard controller, an LED scoreboard and a bar-digit scoreboard for its Trans-Lux/Fair-PlayTM catalog business.

   The Company's Display ConnectionTM, is an electronic display system that uses the Internet to blend Dow Jones Newswires market data, business news headlines, and sports headlines and statistics with consumer messages to make indoor and outdoor displays more effective at focusing customers' attention. This product is designed for banks, brokerages, hotels, airports, exhibition halls, casinos, retail stores, schools, and other venues where high traffic and conditions for immediate customer action are both present. Display Connection is compatible with the Company's VisionWriterTM displays and message centers, as well as most outdoor displays.

   As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Future technologies under consideration are trending toward full color, live video, and digital input.
The Company is currently focused on certain technologies which incorporate these features and which are expected to provide a choice of products for the custom applications demanded by its customers.

   The Company maintains a staff of 52 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering, product enhancement and development amounted to $4,280,000, $3,603,000 and $2,819,000 in 1999, 1998 and 1997, respectively.


MARKETING AND DISTRIBUTION
--------------------------

   The Company markets its indoor and outdoor electronic information display products primarily through its 41 direct sales representatives, 7 telemarketers and a network of independent dealers and distributors. The Company divides its domestic sales and marketing efforts into two categories, renewal of existing product leases and product upgrades, and the sale or lease of display products to new customers. In the indoor market for leased equipment, the Company attempts to maintain ongoing relationships with its customers to discuss lease renewals and upgrades. In the outdoor market, sales personnel contact existing and potential customers to discuss the customer's usage or requirements for display equipment. The Company also uses primarily telemarketing personnel to maintain communication with its installed base of lease equipment customers, contacting them in order to obtain lease renewal and upgrades.

   The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 49 domestic and international trade shows annually. In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products.

   Internationally, the Company uses a combination of internal sales people and independent distributors to market its products in Europe, South and Central America, Asia, Canada and Australia. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia and Mississauga, Canada. The Company has existing relationships with approximately 22 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well positioned for expansion.

   Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Norcross, Georgia; Torrance, California; Mississauga, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as approximately 66 satellite offices in the United States and Canada.

   The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues are from equipment rentals with current lease terms ranging from 30 days to ten years.

   The Company's revenues in 1999, 1998 and 1997 did not include any single customer that accounted for more than 10% of total revenues.


MANUFACTURING AND OPERATIONS
----------------------------

   The Company's production facilities are located in Norwalk, Connecticut; Logan, Utah; Des Moines, Iowa; Mississauga, Canada and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products. The Company is constructing a new 55,000 square foot outdoor display facility in Logan, Utah, which is expected to be completed in the Spring of 2000.

   All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, plastic molded parts, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 80,000 board assemblies annually which are tested with the latest state of the art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The

Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

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

   The Company is ISO-9001 registered by Underwriters Laboratories for its Norwalk plant facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements world wide. The Company believes these distinctions in its industry gives it a competitive advantage in the global marketplace.


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

   Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed equipment rental and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports facilities, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled sporting event.
The Company also maintains a National Technical Services Center in Norcross, Georgia, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and unusual height of displays.


COMPETITION
-----------

   The Company's offer of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming displays in the United States, as well as one of the largest outdoor electronic display and service organizations in the country.

   The Company competes with a number of competitors, both larger and smaller than itself, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.

   The Company's motion picture theatres are subject to varying degrees of competition in the geographic areas in which they operate. In one area, theatres operated by national circuits compete with the Company's theatres. The Company's theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.


THEATRE OPERATIONS
------------------

   The Company currently operates 63 screens in 14 locations in the western Mountain States. In 1997, the Company acquired the Gaslight Twin Cinema in Durango, Colorado, and the Lake Dillon Cinema four-plex in Dillon, Colorado; in 1998, the Company expanded its Storyteller theatre in Taos, New Mexico to a seven-plex; in 1999, the Company acquired a single and a four-plex theatre in Laramie Wyoming, constructed a six-plex theatre in Espanola, New Mexico and a six-plex theatre in Dillon, Colorado; and in 2000, the Company constructed an eight-plex theatre in Los Lunas, New Mexico and has construction in progress on a six-plex theatre in Green Valley, Arizona. The Company also has a twelve-plex theatre in Loveland, Colorado which is a 50% owned joint venture partnership. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities. Commencing in the first quarter of 2000, the Company opened a booking office to book films for its owned theatres and other theatres.


INTELLECTUAL PROPERTY
---------------------

The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, trademarks and licenses important to its business.

EMPLOYEES
---------

   The Company has approximately 765 employees as of February 29, 2000, of which approximately 500 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.


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

In addition, the Company owns facilities in:
Torrance, California
Norcross, Georgia
Des Moines, Iowa
Logan, Utah
Mississauga, Canada.

Theatre Properties in :
Sahuarita, Arizona
Dillon, Colorado
Durango, Colorado
Espanola, New Mexico
Los Lunas, New Mexico
Santa Fe, New Mexico
Taos, New Mexico.

   The Company also leases 9 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases 9 theatre locations. The aggregate rental expense was $601,000, $585,000 and $456,000 for 1999, 1998 and 1997, respectively.


ITEM 3.    LEGAL PROCEEDINGS

   The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. The Company believes it has made adequate provisions during 1999 to cover such matters. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The

Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. Certain of the amounts are subject to insurance recoveries.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                               PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

    (b) The Company had approximately 759 holders of record of its Common Stock and approximately 69 holders of record of its Class B Stock as of March 27, 2000.

    (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 1999. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

                                      High              Low
                                      ----              ---
             1999
             First Quarter         $11 1/8          $ 8 1/2
             Second Quarter          9 1/4            7 3/4
             Third Quarter           8 1/4            5 7/8
             Fourth Quarter          8 1/4            6 1/2

             1998
             First Quarter         $16              $13 5/8
             Second Quarter         14               12 1/8
             Third Quarter          12 15/16          8 5/8
             Fourth Quarter         10                5 1/2

ITEM 6.    SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 1999, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                   1999        1998        1997        1996        1995
-----------                                   ----        ----        ----        ----        ----
In thousands, except per share data
Revenues                                  $ 62,818     $63,778     $53,363     $45,285     $37,791
Net income                                     788       1,699       1,510       1,250       1,066
Earnings per share:
  Basic                                   $   0.61     $  1.32     $  1.18     $  0.99     $  0.85
  Diluted                                     0.61        0.85        0.80        0.89        0.79
Cash dividends per share:
  Common stock                            $   0.14     $  0.14     $  0.14     $  0.14     $  0.14
  Class B stock                              0.126       0.126       0.126       0.126       0.126
Average common shares outstanding            1,286       1,290       1,281       1,258       1,250
Total assets                              $112,448     $91,146     $88,978     $84,031     $57,460
Long-term debt                              65,952      49,523      49,452      48,112      22,495
Stockholders' equity                        26,013      25,851      24,332      22,662      21,499


(b) The following table sets forth quarterly financial data for the years ended December 31, 1999 and 1998:


Quarter Ended (unaudited)                 March 31      June 30    September 30    December 31 (1)
In thousands, except per share data
1999

Revenues                                   $13,485      $16,003         $17,569        $15,761
Gross profit                                 4,977        6,027           6,230          5,555
Income before income taxes                      69          359             694            110
Net income                                      38          198             381            171
Earnings per share:
  Basic                                    $  0.03      $  0.15         $  0.30        $  0.13
  Diluted (2)                                 0.03         0.15            0.21           0.13
Cash dividends per share:
  Common stock                             $ 0.035      $ 0.035         $ 0.035        $ 0.035
  Class B stock                             0.0315       0.0315          0.0315         0.0315

1998
Revenues                                   $15,956      $15,877         $16,739        $15,206
Gross profit                                 5,862        5,877           6,034          6,394
Income before income taxes                     627          661             813            927
Net income                                     345          364             446            544
Earnings per share:
  Basic                                    $  0.27      $  0.28         $  0.35        $  0.42
  Diluted                                     0.19         0.19            0.22           0.25
Cash dividends per share:
  Common stock                             $ 0.035      $ 0.035         $ 0.035        $ 0.035
  Class B stock                             0.0315       0.0315          0.0315         0.0315

(1) During the fourth quarter of 1999, the Company adjusted certain research and development expenses resulting in a decrease of approximately $78,000 to net income in the quarter.  During the fourth quarter of 1998 the Company adjusted certain standard manufacturing cost estimates to year-to-date actual costs resulting in an increase of approximately $77,000 to net income in the quarter.
(2) Diluted earnings per share is computed independently for each of the periods presented.
    Accordingly, the sum of the quarterly diluted earnings per share amounts do not equal the total for the year.

                                       10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Results of Operations

1999 Compared to 1998
The Company's total revenues for the year ended December 31, 1999 decreased 1.5% to $62.8 million from $63.8 million for the year ended December 31, 1998. Revenues from equipment rentals and maintenance increased slightly to $23.5 million in 1999 from $23.2 million in 1998 or 1.3%. Of this increase, indoor display rental and maintenance increased $1.0 million in 1999 or 7.2%, which was offset by the $0.7 million or 8.0% continued, expected revenue decline in the outdoor rental and maintenance bases previously acquired. Revenues from equipment sales decreased to $31.3 million in 1999 from $33.9 million in 1998 or 7.6%. The decrease was in the indoor display segment, as 1998 indoor display revenues included a multi-million dollar order from a major exchange, which did not recur this year. Revenues from outdoor displays increased $1.0 million in 1999 or 4.5% from 1998, primarily in the outdoor sports division. Revenues from theatre receipts and other increased $1.3 million or 19.5% in 1999. The increase is primarily from the revenues from two newly constructed six-plex theatres in Dillon, Colorado and Espanola, New Mexico and the acquisition of two theatres in Wyoming in 1999.

    Gross profit as a percentage of revenues was 36.3% in 1999 compared to 37.9% in 1998. The decrease in the gross profit percentage was anticipated as the Company attempts to increase its market share in the outdoor display market, and expand its theatre operations, which is at a lower gross profit than the display division. Due to the competitive nature of the outdoor display market, the Company anticipates the gross profit margin to continue to decline somewhat as it attempts to increase its market share in certain industry segments of this market. Cost of equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. The indoor display cost of equipment rental and maintenance increased 4.6%, principally due to increased depreciation expense. The outdoor display cost of equipment rental and maintenance increased 7.6%, principally due to competitive market conditions. The cost of equipment rentals and maintenance represented 56.9% of related revenues in 1999 compared to 54.4% in 1998. Cost of equipment sales decreased $1.4 million or 6.7%. The indoor display cost of equipment sales decreased 35.4%, primarily due to a large sale in 1998 which did not recur in 1999. The outdoor display cost of equipment sales increased 4.2%, principally due to a receivables settlement with a customer. The cost of equipment sales represented 64.5% of related revenues in 1999 compared to 63.8% in 1998. Cost of theatre receipts and other, which includes film rental costs, increased $1.1 million or 20.2%, mainly as a result of the expansion of the theatre operations. The cost of theatre receipts and other represented 80.6% of related revenues in 1999 compared to 80.1% in 1998.

    Total general and administrative expenses increased slightly to $18.3 million in 1999 from $18.0 million in 1998. Corporate general and administrative expenses decreased 3.3%, primarily due to the positive impact of the effect of foreign currency exchange rates and reduced administrative expenses, offset by the special litigation charge of $408,000 on a retaliatory discharge claim (See Note 15). The indoor display general and administrative expenses decreased 7.4%, primarily due to reduced sales overhead expenses. The outdoor display general and administrative expenses increased 19.5%, primarily due to expanded sales and marketing efforts. The entertainment and real estate general and administrative expenses remained level.

    Net interest expense increased $207,000, which is primarily attributable to the increase in long-term debt for theatre expansion. Other income primarily relates to the equity in earnings of the joint venture, MetroLux Theatres, repurchase of $1,135,000 par value of the Company's 7-1/2% Convertible Subordinated Notes, (the "Notes") and the earned income portion of municipal forgivable loans.

    The effective tax rate was 36.0% in 1999 and 43.9% in 1998. The decrease in the effective tax rate for 1999 was largely due to utilization of foreign tax net operating losses by the international subsidiaries.

1998 Compared to 1997
The Company's total revenues for the year ended December 31, 1998 increased 19.5% to $63.8 million from $53.4 million for the year ended December 31, 1997. Revenues from equipment rentals and maintenance decreased slightly to $23.2 million in 1998 from $23.5 million in 1997 or 1.2%. Indoor display rental and maintenance increased 6.9%, this increase was more than offset by the 11.9% continued, expected decrease from the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased to $33.9 million in 1998 from $24.4 million in 1997 or 38.6%. Indoor display sales increased 42.6%, primarily due to an increase in the volume of sales. Outdoor display sales increased 36.5%, primarily attributable to the acquisition of the catalog and custom scoreboard sign business of Fairtron Corporation in May 1997 and increased sales of other outdoor products. Revenues from theatre receipts and other increased $1.3 million or 23.5% in 1998. This increase is primarily attributable to the acquisitions of the Lake Dillon Cinema in September 1997, the Gaslight Cinema in March 1997, the expansion of the Taos Storyteller Cinema from a four-plex to a seven-plex in February 1998, and increased concession sales.

    Gross profit as a percentage of revenues was 37.9% in 1998 compared to 40.8% in 1997. The indoor display cost of equipment rental and maintenance increased 13.4%, principally due to increased depreciation expense. The outdoor display cost of equipment rental and maintenance decreased slightly. The cost of equipment rentals and maintenance represented 54.4% of related revenues in 1998 compared to 50.7% in 1997. Cost of equipment sales increased $6.1 million or 39.6%. The indoor display cost of equipment sales increased 37.7%, primarily due to an increase in the volume of sales. During the fourth quarter of 1998, the Company adjusted certain indoor standard manufacturing cost estimates to year-to-date actual costs resulting in an increase of approximately $77,000 to net income in the quarter. The outdoor display cost of equipment sales increased 40.3%, principally due to the Fairtron acquisition and an increase in sales of other outdoor products. The cost of equipment sales represented 63.8% of related revenues in 1998 compared to 63.3% in 1997. Cost of theatre receipts and other increased $1.2 million or 29.0%, mainly as a result of the expansion of the theatre operations. The cost of theatre receipts and other represented 80.1% of related revenues in 1998 compared to 76.7% in 1997.

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

    Interest income decreased $545,000, primarily attributable to the utilization of investments to acquire rental equipment and construct new theatres. Interest expense decreased $255,000, primarily due to a charge in 1997 of approximately $113,000 for the unamortized portion of the financing costs pertaining to the redemption of the 9% Convertible Subordinated Debentures (the "9% Debentures"). Other income relates to the equity in earnings of the joint venture, MetroLux Theatres and gains on sales of securities.

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

Liquidity and Capital Resources
The Company has a $15.0 million revolving credit facility available until June 2002. At December 31, 1999, $8.8 million was outstanding, leaving $5.8 million of additional borrowing capacity under this facility. The interest rate is LIBOR plus 2.0%, (7.8225% at December 31, 1999). The Company has the option to convert the outstanding balance into a four-year term loan. The revolving credit facility also requires an annual facility fee on the total commitment of
 .375%.

    During 1999, the Company entered into $10.1 million of real estate construction loans and mortgages, principally to fund the construction of theatre expansion projects. At December 31, 1999, the interest rates ranged from 7.75% to 8.65%.

    Also during 1999, the Company entered into loan agreements with the City of Logan, Cache County, Utah to issue $4.8 million of a combination of Tax-Exempt and Taxable Revenue Bonds to finance the construction of a new 55,000 square foot outdoor display facility in Logan, Utah. At December 31, 1999, the interest rates were 5.5% and 6.75%, respectively, plus a 1.25% letter of credit fee.

    The Company is currently authorized by the Board of Directors to repurchase up to $400,000 of its Common Stock. A total of 31,636 shares of Common Stock at a cost of $226,000 were repurchased during 1999.

    During 1999, the Company also repurchased $1,135,000 face value of its Notes at an average price of $85.80, resulting in a gain of $69,000 (net of tax).

    The Company believes that cash generated from operations together with cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

    The Company has two term loans under its amended bank Credit Agreement for a total of $8.7 million of indebtedness at a rate of interest at LIBOR plus 1.75%. The Company has two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rates of 7.82% and 7.88% through July 2002. The Credit Agreement contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, with which the Company is in compliance and expects to remain in compliance.

    In late 1996, the Company issued $27.5 million of the Notes. On January 14, 1997, the Underwriter exercised their overallotment option, bringing the total amount outstanding to $31.6 million. In February 1997, the Company called all the outstanding 9% Debentures for redemption.

    Cash and cash equivalents increased $2.4 million in 1999 compared to a decrease of $0.5 million in 1998. The increase in 1999 is primarily attributable to an increase in accounts payable and accruals, offset somewhat by an increase in trade receivables and inventories, primarily due to the increase of sales and related cost of sales in the outdoor sports division. The decrease in 1998 was primarily attributable to investments in rental equipment and construction of theatres. The Company continues to experience a favorable collection cycle on its trade receivables.


Year 2000 Update
The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue, but if any problems do occur, they are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 issue. The Company is not aware of any significant Year 2000 problems that have arisen for its customers or suppliers.

    The Company expended approximately $350,000 on Year 2000 readiness efforts over a period of two years. The efforts included replacing certain hardware and replacing or modifying non-compliant software, as well as identifying and remediating Year 2000 problems.


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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:




  CONSOLIDATED STATEMENTS OF INCOME



  In thousands, except per share data            Years ended December 31        1999          1998          1997
  ---------------------------------------------------------------------------------------------------------------

  Revenues:
    Equipment rentals and maintenance                                        $23,490       $23,181       $23,472
    Equipment sales                                                           31,273        33,858        24,434
    Theatre receipts and other                                                 8,055         6,739         5,457
                                                                           --------------------------------------
       Total revenues                                                         62,818        63,778        53,363
                                                                           --------------------------------------
  Operating expenses:
    Cost of equipment rentals and maintenance                                 13,366        12,602        11,906
    Cost of equipment sales                                                   20,171        21,609        15,478
    Cost of theatre receipts and other                                         6,492         5,400         4,187
                                                                           --------------------------------------
       Total operating expenses                                               40,029        39,611        31,571
                                                                           --------------------------------------

  Gross profit from operations                                                22,789        24,167        21,792
  General and administrative expenses                                         18,341        17,993        16,023
                                                                           --------------------------------------
                                                                               4,448         6,174         5,769
  Interest income                                                                592           646         1,191
  Interest expense                                                            (4,251)       (4,098)       (4,353)
  Other income                                                                   443           306           240
                                                                           --------------------------------------
  Income before income taxes                                                   1,232         3,028         2,847
                                                                           --------------------------------------
  Provision for income taxes:
    Current                                                                      470           799           164
    Deferred                                                                     (26)          530         1,173
                                                                           --------------------------------------
                                                                                 444         1,329         1,337
                                                                           --------------------------------------
  Net income                                                                 $   788       $ 1,699       $ 1,510
                                                                           ======================================
  Earnings per share:
    Basic                                                                    $  0.61       $  1.32       $  1.18
    Diluted                                                                     0.61          0.85          0.80
                                                                           --------------------------------------
  Average common shares outstanding:
    Basic                                                                      1,286         1,290         1,281
    Diluted                                                                    1,288         3,554         3,617
  ---------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                    14


  CONSOLIDATED BALANCE SHEETS


  In thousands, except share data        December 31                                              1999          1998
  ------------------------------------------------------------------------------------------------------------------

  ASSETS
  Current assets:
    Cash and cash equivalents                                                                 $  3,651       $ 1,298
    Available-for-sale securities                                                                3,666         4,914
    Receivables, less allowance of $501 and $574                                                 9,064         7,287
    Inventories                                                                                  6,146         5,381
    Prepaids and other                                                                             890           734
                                                                                             -----------------------
      Total current assets                                                                      23,417        19,614
                                                                                             -----------------------
  Equipment on rental                                                                           75,200        70,654
    Less accumulated depreciation                                                               31,487        28,289
                                                                                             -----------------------
                                                                                                43,713        42,365
                                                                                             -----------------------
  Property, plant and equipment                                                                 44,411        30,816
    Less accumulated depreciation and amortization                                               8,832         8,433
                                                                                             -----------------------
                                                                                                35,579        22,383
  Other assets                                                                                   6,449         6,784
  Construction funds                                                                             3,290          ----
                                                                                             -----------------------
                                                                                              $112,448       $91,146
  -------------------------------------------------------------------------------------------=======================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                          $  4,688       $ 1,703
    Accrued liabilities                                                                          5,093         4,739
    Current portion of long-term debt                                                            2,381           258
                                                                                             -----------------------
      Total current liabilities                                                                 12,162         6,700
                                                                                             -----------------------
  Long-term debt:
    7 1/2% convertible subordinated notes due 2006                                              30,490        31,625
    9 1/2% subordinated debentures due 2012                                                      1,057         1,057
    Notes payable                                                                               34,405        16,841
                                                                                             -----------------------
                                                                                                65,952        49,523
  Deferred revenue, deposits and other                                                           3,715         4,254
  Deferred income taxes                                                                          4,606         4,818
                                                                                             -----------------------
  Commitments and contingencies
  Stockholders' equity:
    Capital stock
    Common - $1 par value - 5,500,000 shares authorized
      2,444,400 shares issued in 1999 and 2,443,119 in 1998                                      2,444         2,443
    Class B - $1 par value - 1,000,000 shares authorized
      296,005 shares issued in 1999 and 297,286 in 1998                                            296           297
    Additional paid-in-capital                                                                  13,901        13,901
    Retained earnings                                                                           21,434        20,821
    Accumulated other comprehensive income (loss)                                                 (225)         ----
                                                                                             -----------------------
                                                                                                37,850        37,462
    Less treasury stock - at cost - 1,479,672 shares in 1999 and 1,448,016 in 1998
      (excludes additional 296,005 shares held in 1999 and 297,286 in 1998
      for conversion of Class B stock)                                                          11,837        11,611
                                                                                             -----------------------
      Total stockholders' equity                                                                26,013        25,851
                                                                                             -----------------------
                                                                                              $112,448       $91,146
  -------------------------------------------------------------------------------------------=======================

  The accompanying notes are an integral part of these consolidated financial statements.

                                    15


   CONSOLIDATED STATEMENTS OF CASH FLOWS


   In thousands                       Years ended December 31                                 1999         1998          1997
   ---------------------------------------------------------------------------------------------------------------------------

   Cash flows from operating activities
   Net income                                                                             $    788      $ 1,699      $  1,510
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           8,682        7,862         7,076
     Net income of joint venture                                                              (185)        (183)          (47)
     Deferred income taxes                                                                    (126)         108           956
     Gain on sale of securities                                                                  3          (87)         (193)
     Gain on repurchase of Company's 7 1/2% convertible subordinated notes                    (108)        ----          ----
     Changes in operating assets and liabilities:
       Receivables                                                                          (1,777)        (454)         (579)
       Inventories                                                                            (765)        (737)         (786)
       Prepaids and other assets                                                              (519)         622         1,071
       Accounts payable and accruals                                                         2,257         (348)       (2,508)
       Deferred revenue, deposits and other                                                   (539)         599           121
                                                                                        --------------------------------------
         Net cash provided by operating activities                                           7,711        9,081         6,621
                                                                                        --------------------------------------
   Cash flows from investing activities
   Equipment manufactured for rental                                                        (7,373)      (7,802)      (10,500)
   Purchases of property, plant and equipment                                              (12,992)      (5,160)       (2,012)
   Increase in construction funds                                                           (3,290)        ----          ----
   Payments for acquisitions (net)                                                          (1,163)        ----        (2,283)
   Proceeds from joint venture                                                                  94           94            94
   Purchases of securities                                                                    ----         ----       (18,343)
   Proceeds from sale of securities                                                          1,054        3,322        11,007
                                                                                        --------------------------------------
         Net cash used in investing activities                                             (23,670)      (9,546)      (22,037)
                                                                                        --------------------------------------

   Cash flows from financing activities
   Proceeds from long-term debt                                                             20,671        1,876         7,325
   Repayment of long-term debt                                                                (984)      (1,805)       (4,600)
   Repurchase of Company's 7 1/2% convertible subordinated notes                              (974)        ----          ----
   Redemption of Company's 9% convertible subordinated debentures                             ----         ----        (4,573)
   Proceeds from exercise of stock options                                                    ----           24            10
   Purchase of treasury stock                                                                 (226)        ----          ----
   Cash dividends                                                                             (175)        (175)         (177)
                                                                                        --------------------------------------
         Net cash provided by (used in) financing activities                                18,312          (80)       (2,015)
                                                                                        --------------------------------------

   Net increase (decrease) in cash and cash equivalents                                      2,353         (545)      (17,431)
   Cash and cash equivalents at beginning of year                                            1,298        1,843        19,274
                                                                                        --------------------------------------
   Cash and cash equivalents at end of year                                               $  3,651      $ 1,298      $   1,843
   ---------------------------------------------------------------------------------------------------------------------------

   Interest paid                                                                          $  4,185      $ 3,674      $  4,115
   Interest received                                                                           617          733         1,016
   Income taxes paid                                                                         1,003          519           694
   ---------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                    16


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                                    Accumulated
                                                                                 Additional                               Other
In thousands, except share data                    Common Stock        Class B      Paid-in   Treasury  Retained  Comprehensive
For the three years ended December 31, 1999       Shares  Amount   Shares  Amount   Capital      Stock  Earnings         Income
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                      2,441,765  $2,442  298,640    $298   $13,818   $(11,802)  $17,964          $ (58)
Net income                                           ---     ---      ---     ---       ---        ---     1,510            ---
Cash dividends                                       ---     ---      ---     ---       ---        ---      (177)           ---
Other comprehensive income:
  Unrealized foreign currency translation            ---     ---      ---     ---       ---        ---       ---             23
  Unrealized holding gain                            ---     ---      ---     ---       ---        ---       ---             64
Conversion of 9% convertible
  subordinated debentures                            ---     ---      ---     ---        89        151       ---            ---
Exercise of stock options                            ---     ---      ---     ---        (3)        13       ---            ---
Class B conversion to common stock                 1,000       1   (1,000)     (1)      ---        ---       ---            ---
                                             -----------------------------------------------------------------------------------
Balance December 31, 1997                      2,442,765   2,443  297,640     297    13,904    (11,638)   19,297             29
Net income                                           ---     ---      ---     ---       ---        ---     1,699            ---
Cash dividends                                       ---     ---      ---     ---       ---        ---      (175)           ---
Other comprehensive income (loss):
  Unrealized foreign currency translation            ---     ---      ---     ---       ---        ---       ---             49
  Unrealized holding loss                            ---     ---      ---     ---       ---        ---       ---            (78)
Exercise of stock options                            ---     ---      ---     ---        (3)        27       ---            ---
Class B conversion to common stock                   354     ---     (354)    ---        ---       ---       ---            ---
                                             -----------------------------------------------------------------------------------
Balance December 31, 1998                      2,443,119   2,443  297,286     297    13,901    (11,611)   20,821              0
Net income                                           ---     ---      ---     ---       ---        ---       788            ---
Cash dividends                                       ---     ---      ---     ---       ---        ---      (175)           ---
Other comprehensive income (loss):
  Unrealized foreign currency translation            ---     ---      ---     ---       ---        ---       ---           (142)
  Unrealized holding loss                            ---     ---      ---     ---       ---        ---       ---            (83)
Common stock acquired (31,656 shares)                ---     ---      ---     ---       ---       (226)      ---            ---
Class B conversion to common stock                 1,281       1   (1,281)     (1)      ---        ---       ---            ---
                                             -----------------------------------------------------------------------------------
Balance December 31, 1999                      2,444,400  $2,444  296,005    $296   $13,901   $(11,837)  $21,434          $(225)
================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


  In thousands                   Years ended December 31                              1999         1998         1997
  ------------------------------------------------------------------------------------------------------------------

  Net income                                                                         $ 788       $1,699       $1,510

  Other comprehensive income / (loss), net of tax:
    Unrealized foreign currency translation                                           (142)          49           23
    Unrealized holding gain / (loss) on securities                                     (83)         (78)          64
                                                                                 -----------------------------------
  Total other comprehensive income / (loss)                                           (225)         (29)          87

  Comprehensive income                                                               $ 563       $1,670       $1,597
  ------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                    17

                   Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is recorded as a component of other income in the Consolidated Statements of Income.
      Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
      Available-for-sale securities: Available-for-sale securities consist of common and preferred stock holdings and corporate debt securities and are stated at fair value.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value.
      Equipment on rental and property, plant and equipment: Equipment on rental and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:

------------------------------------------------------------
Equipment on rental                            5 to 15 years
Buildings and improvements                    10 to 45 years
Machinery, fixtures and equipment              4 to 15 years
Leaseholds and improvements                    2 to 17 years
------------------------------------------------------------

When equipment on rental and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
      Goodwill and intangibles: Goodwill and intangible assets are amortized on a straight line basis, using the following useful lives: Goodwill over 20 years; non-compete agreements over their contractual terms of five and seven years; deferred financing costs over the life of the related debt; and patents and other intangibles over 14 to 30 years.
      Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method which contemplates contract expiration, fall-out, and non-renewal.
      Impairment of long-lived assets: The Company evaluates long-lived assets, including intangible assets and goodwill, for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such an evaluation, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to measure whether the asset is recoverable.
      Revenue recognition: Rental revenue from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not yet been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs.
Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
      Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
       Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Income.
      Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Income and in interest paid in the Consolidated Statements of Cash Flows.
      Accounting pronouncement: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.
      Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

2. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $105,000 and $53,000 (before reclassification adjustment for realized gains and losses) were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 1999 and 1998, respectively. The Company realized gains /(losses) on the sales of available-for-sale securities of ($3,000) in 1999 and $88,000 in 1998.


Available-for-sale securities consist of the following:

                                    1999                      1998
------------------------------------------------------------------------------
                              Fair      Unrealized      Fair      Unrealized
In thousands                  Value     Gains/(Losses)  Value   Gains/(Losses)
                              ------------------------------------------------
Equity securities             $  473       $(232)       $  609     $(95)
Corporate debt securities-
maturities of up to 5 years    3,193         (45)        4,305       10
                               -----        -----        -----      ----
                              $3,666       $(277)       $4,914     $(85)
------------------------------------------------------------------------------


3. Inventories

Inventories consist of the following:

In thousands                                  1999          1998
----------------------------------------------------------------
Raw materials and spare parts               $3,532        $3,230
Work-in-progress                             1,459         1,218
Finished goods                               1,155           933
                                             -----         -----
                                            $6,146        $5,381
----------------------------------------------------------------


4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

In thousands                                 1999           1998
----------------------------------------------------------------
Land, buildings and improvements          $27,437        $18,335
Machinery, fixtures and equipment          13,133          9,558
Leaseholds and improvements                 3,841          2,923
                                           ------         ------
                                          $44,411        $30,816
----------------------------------------------------------------

Land, buildings and equipment having a net book value of $20.5 million and $7.4 million at December 31, 1999 and 1998, respectively, were pledged as collateral under mortgage agreements.

5. Other Assets

Other assets consist of the following:

In thousands                                                 1999          1998
-------------------------------------------------------------------------------
Deferred financing costs, net of
  accumulated amortization of $957 - 1999
  and $729 - 1998                                          $1,861        $1,828
Goodwill and noncompete agreements,
  net of accumulated amortization of $834 -
  1999 and $630 - 1998                                      1,473         1,667
Investment in and loans to joint ventures                     964           899
Prepaids, including pension asset                             781           850
Maintenance contracts, net of accumulated
  amortization of $1,980 - 1999
  and $1,827 - 1998                                           645           798
Patents and other intangibles, net of
  accumulated amortization of $386 - 1999
  and $320 - 1998                                             152           218
Deposits and other                                            573           524
                                                            -----         -----
                                                           $6,449        $6,784
-------------------------------------------------------------------------------

Deferred financing costs relate to issuance of the 7-1/2% convertible subordinated notes, the 9-1/2% subordinated debentures, and other financing agreements.
      Goodwill and noncompete agreements relate to the acquisition of Integrated Systems Engineering, Inc. and Fairtron.
      The loan to the joint venture, MetroLux Theatres, had a balance of $596,000 and $690,000 at December 31, 1999 and 1998, respectively, of which $94,000 was classified as current at both dates.
      Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.

6. Acquisition
On May 1, 1997, the Company acquired the catalog and custom scoreboard sign business segment of Fairtron Corporation "Fairtron", an Iowa corporation. The results of operations have been included in the Company's consolidated financial statements since the date of acquisition.
      The pro forma data presented below gives effect to the acquisition as if the acquisition had occurred on January 1, 1997. Such pro forma data should be read in conjunction with the Company's consolidated financial statements, and does not purport to represent what the Company's results of operations would have been if the acquisition had actually occurred on January 1, 1997.

In thousands, except per share data                     1997
------------------------------------------------------------
Unaudited
Revenues                                             $57,816
Net income                                           $ 1,560
Earnings per share-basic                             $  1.22
Earnings per share-diluted                           $  0.81
------------------------------------------------------------

7. Taxes on Income

The components of income tax expense are as follows:

In thousands                        1999           1998          1997
----------------------------------------------------------------------
Current:
  Federal                           $277         $  637        $   (1)
  State and local                     64            144           165
  Foreign                            129             18             -
                                    ----------------------------------
                                     470            799           164
Deferred:
  Federal                           (157)           304         1,094
  State and local                    131            226            79
                                    ----------------------------------
                                     (26)           530         1,173
                                    ----------------------------------
Total income tax expense            $444         $1,329        $1,337
----------------------------------------------------------------------

Income taxes provided differed from the expected federal statutory rate of 34% as follows:

                                                1999        1998        1997
-----------------------------------------------------------------------------
Statutory federal income tax rate               34.0%       34.0%       34.0%
State income taxes, net of federal benefit      10.4         8.1         5.7
Foreign losses / (income)                      (12.8)          -         6.0
Other                                            4.4         1.8         1.3
                                                ----------------------------
Effective income tax rate                       36.0%       43.9%       47.0%
-----------------------------------------------------------------------------


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

In thousands                                     1999           1998
---------------------------------------------------------------------
  Deferred tax asset:
      Tax credit carryforwards                $ 2,469         $2,143
      Operating loss carryforwards              1,852            616
      Depreciation and amortization               404            446
      Net pension cost                            247            204
      Litigation                                  176              -
      Other                                       695            591
      Valuation allowance                        (219)          (202)
                                               ---------------------
                                                5,624          3,798

  Deferred tax liability:
      Depreciation                              9,213          7,637
      Gain on purchase of
      Company's 9% debentures                     439            439
      Net pension benefit                         373            373
      Other                                       205            167
                                               ---------------------
                                               10,230          8,616
                                               ---------------------
  Net deferred tax liability                  $ 4,606         $4,818
--------------------------------------------------------------------


Tax credit carryforwards primarily relate to federal alternative minimum taxes paid by the Company which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to federal net operating loss carryforwards of approximately $4.3 million which begin to expire in 2019.

A valuation allowance has been established for the amount of deferred tax assets related to certain net operating loss carryforwards which management estimates will more likely than not expire unused.

8. Accrued Liabilities

Accrued liabilities consist of the following:

In thousands                                     1999           1998
--------------------------------------------------------------------
Compensation and employee benefits             $1,298         $1,613
Taxes payable                                     999          1,149
Interest payable                                  617            487
Other                                           2,179          1,490
                                                --------------------
                                               $5,093         $4,739
--------------------------------------------------------------------

9. Long-Term Debt

Long-term debt consist of the following:

In thousands                                                 1999         1998
------------------------------------------------------------------------------
7-1/2% convertible subordinated notes due 2006            $30,490      $31,625
9-1/2% subordinated debentures due 2012                     1,057        1,057
Term loans - bank, secured due in quarterly installments
  through 2005                                              8,712        8,712
Revolving credit facility - bank, secured                   8,750        3,400
Real estate mortgages - secured, due in monthly
  installments through 2020                                 9,478        4,506
Loan payable - IRB, due in annual installments through
  2014                                                      4,825            -
Construction loans - secured                                4,326            -
Loan payable - CEBA, secured due in monthly installments
  through 2006 at 0.0%                                        336            -
Loan payable - CDA, secured due in monthly installments
  through 2002 at 5.0%                                        219          299
Capital lease obligations - secured, due in monthly
  installments through 2004 at 5.3%                           140          182
                                                           -------------------
                                                           68,333       49,781
Less portion due within one year                            2,381          258
                                                           -------------------
Long-term debt                                            $65,952      $49,523
------------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

In thousands        2000       2001       2002       2003       2004
--------------------------------------------------------------------
                  $2,381     $2,463     $2,756     $3,601     $3,637
--------------------------------------------------------------------

The 7-1/2% convertible subordinated notes (the "Notes") are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at any time on or after December 1, 2001 at declining premiums. The related Indenture agreement contains certain financial covenants which include limitations on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. During 1999, the Company repurchased $1,135,000 face value of its Notes at an average price of $85.80. The Company recognized $69,000 of income (net of tax), $0.05 per share, basic and diluted.
      The 9-1/2% subordinated debentures (the "Debentures") are due in annual sinking fund payments of $105,700, beginning in 2009 with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at any time on or after December 1, 1999 at declining premiums.
      The Company has a bank Credit Agreement, which was amended subsequent to year end, which provides for both term loans and a $15 million revolving credit facility which is available until June 2002. The Company has provided the bank with a security interest in substantially all assets of its display business.
At December 31, 1999, under the term loans, $5.7 million and $3.0 million were outstanding, under the revolving credit facility, $8.8 million was outstanding leaving $5.8 million in borrowing capacity under this facility. The Credit Agreement contains certain financial covenants including a defined debt service coverage ratio of 1.75 to 1.0, a defined debt to cash flow ratio of 3.5 to 1.0 and a limitation on cash dividends. The term loans bear interest at LIBOR plus 1.75%. At December 31, 1999 there were two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.86% through July 2002. At December 31, 1999, the gain to the Company to terminate the interest rate swap agreements was $79,000. Payments on the $3.0 million term loan are due in even quarterly installments through July 2002, payments on the $5.7 million term loan are due in even quarterly installments through July 2005 and a final maturity of $2.7 million in August 2005.
      The borrowings under the revolving credit facility can be converted to a four-year term loan under the Credit Agreement. Upon conversion to a term loan, the revolving credit borrowings would be repayable in even quarterly installments until maturity. Interest is computed at LIBOR plus 2.0% (7.8225% at December 31, 1999).
      The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2020. Depending upon the mortgage, the interest rate is either fixed, floating or adjustable.
At December 31, 1999, such interest rates ranged from 7.75% to 8.65%.

      On June 3, 1999 as part of a loan agreement entered into with the City of Logan, Cache County, Utah, the Company financed $4.8 million of a combination of Tax-Exempt and Taxable Revenue Bonds ("Bonds") for the construction of a new 55,000 square foot outdoor display facility in Logan, Utah. The Bonds are secured by an irrevocable letter of credit issued by a bank. At the direction of the Company, the Bonds may be redeemed in whole or in part prior to maturity date. The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent) which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may from time to time change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate. At December 31, 1999, the interest rates on the Bonds were 5.50% and 6.75%, respectively, plus a 1.25% letter of credit fee.
      The Company has construction loans for certain of its theatre properties being constructed, which do not require monthly principal installments and mature in 2000. Certain of the loans will convert into mortgages with a final maturity in 2020. Depending on the loan, the interest rate is either fixed or floating. At December 31, 1999, such interest rates ranged from 7.75% to 8.65%.
      During 1999, the Company incurred interest costs of $4.6 million of which $0.4 million was capitalized during construction of qualified assets. At December 31, 1999, the fair value of the Notes and the Debentures was $26.2 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.

10. Stockholders' Equity
During 1999, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 1999 and January 2000. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
      The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares would have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
      During 1999, the Board of Directors authorized the repurchase, from time to time, of up to $400,000 in shares of the Company's Common Stock. As of December 31, 1999, under this program, the Company had purchased 31,656 shares at a cost of $226,000.
      During 1998, the stockholders approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
      Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.3 million at both December 31, 1999 and 1998.

11. Engineering Development
Engineering development expense was $535,000, $352,000 and $322,000 for 1999, 1998 and 1997, respectively.

12. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute amounts sufficient to satisfy regulatory funding standards. At December 31, 1999, plan assets consist principally of insurance company funds, mutual funds and $92,000 in the Company's 9-1/2% subordinated debentures.

      The funded status of the plan as of December 31, 1999 and 1998 is as follows:

In thousands                                               1999         1998
-----------------------------------------------------------------------------
Change in projected benefit obligation
--------------------------------------
Projected benefit obligation at beginning of year        $6,625      $ 5,740
Service cost                                                565          535
Interest cost                                               446          401
Actuarial (gain)/loss                                      (657)         273
Benefits paid                                              (541)        (324)
                                                          ------       ------
Projected benefit obligation at end of year              $6,438      $ 6,625
                                                          ------       ------
Change in plan assets
---------------------
Fair value of plan assets at beginning of year           $5,320      $ 4,612
Actual return on plan assets                                752          475
Company contributions                                       457          557
Benefits paid                                              (541)        (324)
                                                          ------       ------
Fair value of plan assets at end of year                 $5,988      $ 5,320
                                                          ------       ------
Funded status (underfunded)
---------------------------
Funded status                                            $ (450)     $(1,305)
Unrecognized net actuarial (gain)/loss                      732        1,693
Unrecognized prior service cost                              13           15
                                                          ------       ------
Prepaid benefit cost                                     $  295      $   403
                                                          ------       ------
Weighted-average assumptions as of December 31
----------------------------------------------
Discount rate                                              7.75%        6.75%
Expected return on plan assets                             9.50%        9.50%
Rate of compensation increase                              4.50%        4.00%
------------------------------------------------------------------------------


The following items are components of the net periodic pension cost for the three years ended December 31, 1999:

In thousands                                    1999        1998        1997
-----------------------------------------------------------------------------
Service cost                                   $ 565       $ 535       $ 371
Interest cost                                    446         401         365
Expected return on plan assets                  (536)       (481)       (429)
Amortization of prior service cost                 2           2           2
Amortization of transition asset                   -         (12)        (40)
Amortization of net actuarial loss                88          59          36
                                                 ---         ---         ---
Net periodic pension cost - funded plan        $ 565       $ 504       $ 305
-----------------------------------------------------------------------------

In addition, the Company provides unfunded supplemental retirement benefits for the Chief Executive Officer. The Company accrued $97,000, $97,000 and $62,000 for 1999, 1998 and 1997, respectively, for such benefits. The total liability accrued was $472,000, $375,000 and $278,000 at December 31, 1999, 1998 and 1997,
respectively.
      The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.

13. Stock Option Plans
The Company has three stock option plans. The 1995 Stock Option Plan and the 1992 Stock Option Plan reserved 100,000 and 50,000 shares of Common Stock, respectively, for grant to key employees. The Non-Employee Director Stock Option Plan reserved 30,000 shares of Common Stock for grant.

      Changes in the stock option plans are as follows:

                                                                        Weighted
                                     Number of Shares                    Average
                            Authorized    Granted    Available    Exercise Price
--------------------------------------------------------------------------------
Balance December 31, 1996      180,294     85,594       94,700            $ 8.33
Granted                              -     27,600      (27,600)            11.26
Exercised                       (6,644)    (6,644)           -              7.33
                            ----------------------------------------------------
Balance December 31, 1997      173,650    106,550       67,100              9.14
Terminated                     (12,500)   (13,400)         900              7.54
Granted                              -      1,000       (1,000)            13.00
Exercised                       (8,341)    (8,341)           -              7.57
                            ----------------------------------------------------
Balance December 31, 1998      152,809     85,809       67,000              9.58
Terminated                        (300)    (1,300)       1,000              7.71
Granted                              -     44,000      (44,000)             8.83
                            ----------------------------------------------------
Balance December 31, 1999      152,509    128,509       24,000            $ 9.35
--------------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 1999, under the 1995 Plan, options for 85,739 shares (granted in 1999, 1998, 1997 and 1995) with exercise prices ranging from $8.125 to $15.1875 per share were outstanding, 48,739 shares of which were exercisable. During 1999, options for 42,500 shares were granted at exercise prices ranging from $8.80 to $9.00 per share, no options were exercised and options for 1,000 shares expired. During 1998, options for 4,411 shares (granted in 1995) with an exercise price of $8.125 per share were exercised, and options for 900 shares expired. During 1997, options for 27,100 shares were granted at exercise prices ranging from $11.0625 to $15.1875 per share, and options for 1,350 shares (granted in 1995) with an exercise price of $8.125 per share were exercised.
      At December 31, 1999, under the 1992 Plan, options for 31,270 shares (granted in 1995, 1994, 1993 and 1992) with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 1999, no options were exercised, and options for 300 shares expired. During 1998, options for 3,930 shares (granted in 1993 and 1992) with exercise prices ranging from $6.3125 to $7.5625 per share were exercised. During 1997, options for 5,294 shares (granted in 1993 and 1992) with exercise prices ranging from $6.3125 to $7.5625 per share were exercised.
      Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 1999, options for 11,500 shares (granted in 1999, 1998, 1997, 1996, 1995, and 1994) with exercise prices ranging from $8.00 to $13.00 per share were outstanding, 10,000 shares of which were exercisable. During 1999, options for 1,500 shares were granted at an exercise price of $8.00 per share, and no options were exercised. During 1998, options for 1,000 shares were granted at an exercise price of $13.00 per share, and no options were exercised. During 1997, options for 500 shares were granted at an exercise price of $12.00 per share, and no options were exercised.
      The following tables summarize information about stock options outstanding at December 31, 1999:

                                      Weighted Average
Range of                  Number             Remaining      Weighted Average
Exercise Prices      Outstanding      Contractual Life        Exercise Price
----------------------------------------------------------------------------
$ 6.31 - $ 7.56           8,970              3.2                 $ 6.86
  7.57 -   8.63          32,039              5.2                   8.13
  8.64 -   9.69          51,900              5.6                   8.99
  9.70 -  12.63          33,500              6.1                  11.41
 12.64 -  15.19           2,100              6.2                  14.15
                     -------------------------------------------------------
                        128,509              5.5                 $ 9.35
----------------------------------------------------------------------------


Range of                Number               Weighted Average
Exercise Prices         Excercisable         Exercise Price
-------------------------------------------------------------
$ 6.31 - $ 7.56            8,970                  $ 6.86
  7.57 -   8.63           30,539                    8.14
  8.64 -   9.69           21,900                    9.26
  9.70 -  12.63           26,500                   11.51
 12.64 -  15.19            2,100                   14.15
                        -------------------------------------
                          90,009                  $ 9.42
-------------------------------------------------------------

The estimated fair value of options granted during 1999, 1998 and 1997 was $3.93, $5.24, and $3.64 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


In thousands, except per share data                 1999       1998       1997
------------------------------------------------------------------------------
Net income applicable to common shareholders
Basic:
  As reported                                       $788     $1,699     $1,510
  Pro forma                                          737      1,676      1,477
------------------------------------------------------------------------------
Net income per common and common equivalent share
Basic:
  As reported                                      $0.61     $ 1.32     $ 1.18
  Pro forma                                         0.56       1.30       1.15
Diluted:
  As reported                                       0.61       0.85       0.80
  Pro forma                                         0.56       0.84       0.79
------------------------------------------------------------------------------

The fair value of options granted under the Company's stock option plans during 1999, 1998 and 1997 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 1.77% in 1999, 1.24% in 1998, and 1.05% in 1997, expected volatility of approximately 37% in 1999, 38% in 1998, and 33% in 1997, risk free interest rate of approximately 6.48% in 1999, 5.1% in 1998 and 6.0% in

1997, and expected lives of option grants of approximately four years in 1999, 1998 and 1997. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, and additional awards in future years are anticipated.

14. Earnings per Share
The following table represents the computation of basic and diluted earnings per common share for the three years ended December 31, 1999:

In thousands, except per share data            1999         1998         1997
------------------------------------------------------------------------------
Basic earnings per share computation:
Net income                                   $  788       $1,699       $1,510
                                             ---------------------------------
Weighted average common
 shares outstanding                           1,286        1,290        1,281
                                             ---------------------------------
Basic earnings per common share              $ 0.61       $ 1.32         1.18
                                             ---------------------------------
Diluted earnings per share computation:
Net income                                   $  788       $1,699       $1,510
Add: After tax interest expense
 applicable to convertible debt (1)               -        1,411        1,447
Add: After tax changes to income
 applicable to assumed conversion                 -          (98)         (78)
                                             ---------------------------------
Adjusted net income                          $  788       $3,012       $2,879
                                             ---------------------------------
Weighted average common
 shares outstanding                           1,286        1,290        1,281
Assumes exercise of options reduced
 by the number of shares which could
 have been purchased with the proceeds
 from exercise of such options (2)                2            7           30
Assumes conversion of 9% convertible
 subordinated debentures                          -            -           59
Assumes conversion of 7-1/2%
 convertible subordinated notes (1)               -        2,257        2,247
                                             ---------------------------------
Total weighted average shares                 1,288        3,554        3,617
                                             ---------------------------------
Diluted earnings per common share            $ 0.61       $ 0.85       $ 0.80
------------------------------------------------------------------------------

(1) The incremental shares from the assumed conversion of the Company's 7-1/2% convertible subordinated notes are not included in the 1999 diluted earnings per share calculation, as the effect is antidilutive.

(2) Options to purchase 89 shares of common stock with exercise prices ranging from $8.625 to $15.1875 per share were outstanding at December 31, 1999, but were not included in the 1999 diluted earnings per share calculation because the options exercise price was greater than the average market price of the common share.


15. Commitments and Contingencies
Contingencies: The Company has employment agreements with certain executive officers which expire at various dates through December 2007. At December 31, 1999, the aggregate commitment for future salaries, excluding bonuses, was approximately $5.3 million.
      During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County which are classified as deferred revenue, deposits and other in the Consolidated Balance Sheet. The loans will be forgiven on a pro-rata basis when predetermined employment levels are attained.
      During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development which are classified as deferred revenue, deposits and other in the Consolidated Balance Sheet. This grant will be forgiven under certain circumstances, which includes attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. The Company believes it has made adequate provisions during 1999 to cover such matters. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work.
Certain of the amounts are subject to insurance recoveries.
      Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 1999 are as follows: $685,000 - 2000, $541,000 - 2001, $487,000 - 2002, $492,000 - 2003,
$474,000 - 2004, $4,263,000 - thereafter.  Rent expense was $601,000, $585,000, and $456,000 in the years ended December 31, 1999, 1998 and 1997, respectively.
      Guarantees: The Company has guaranteed a $2.6 million mortgage loan obtained by its joint venture, MetroLux Theatres. The Company has received a guarantee from the unrelated general partner of MetroLux Theatres for their pro-rata share of the indebtedness.

16. Business Segment Data
Operating segments are based on the Company's business components about which separate financial information is available, and is evaluated regularly by the Company's chief operating decision maker, in deciding how to allocate resources and in assessing performance.
      The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations have been classified into three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns and operates a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada. The accounting policies applied to segment information are the same as those described in the summary of significant accounting policies.

Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales. Information about the Company's operations in its three business segments for the three years ended December 31, 1999 is as follows:

In thousands                                      1999        1998        1997
-------------------------------------------------------------------------------
Revenues:
  Indoor display                              $ 23,419     $25,983     $21,557
  Outdoor display                               31,344      31,056      26,349
  Entertainment and real estate                  8,055       6,739       5,457
                                              ---------------------------------
Total revenues                                $ 62,818     $63,778     $53,363
                                              ---------------------------------
Operating income:
  Indoor display                              $  7,331     $ 7,650     $ 5,794
  Outdoor display                                2,252       4,078       4,539
  Entertainment and real estate                  1,027         811         711
                                              ---------------------------------
Total operating income                          10,610      12,539      11,044
Other income                                       258         123         193
Corporate general and administrative expenses   (5,977)     (6,182)     (5,228)
Interest expense - net                          (3,659)     (3,452)     (3,162)
                                              ---------------------------------
Income before income taxes                    $  1,232     $ 3,028     $ 2,847
                                              ---------------------------------
Assets:
  Indoor display                              $ 42,283     $40,719
  Outdoor display                               36,956      30,502
  Entertainment and real estate                 24,931      12,704
                                              --------------------
Total identifiable assets                      104,170      83,925
General corporate                                8,278       7,221
                                              --------------------
Total assets                                  $112,448     $91,146
                                              --------------------
Depreciation and amortization:
  Indoor display                              $  4,853     $ 4,238     $ 3,464
  Outdoor display                                2,581       2,459       2,344
  Entertainment and real estate                    594         475         380
  General corporate                                654         690         888
                                              ---------------------------------
Total depreciation and amortization           $  8,682     $ 7,862     $ 7,076
                                              ---------------------------------
Capital expenditures:
  Indoor display                              $  5,820     $ 6,847     $ 9,215
  Outdoor display                                4,147       1,798       2,061
  Entertainment and real estate                 10,101       3,920       1,039
  General corporate                                297         397         197
                                              ---------------------------------
Total capital expenditures                    $ 20,365     $12,962     $12,512
------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

DELOITTE & TOUCHE

To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1999 and 1998 and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE  LLP


Stamford, Connecticut
February 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

(b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

       Name                        Office                              Age
    ------------------       -----------------------------             ---
    Richard Brandt           Chairman of the Board                      72

    Victor Liss              Vice Chairman of the Board,                63
                             President and Chief Executive
                             Officer

    Michael R. Mulcahy       Executive Vice President                   51

    Matthew Brandt           Senior Vice President                      36

    Thomas Brandt            Senior Vice President                      36

    Karl P. Hirschauer       Senior Vice President                      54

    Thomas F. Mahoney        Senior Vice President                      52

    Al L. Miller             Senior Vice President                      54

    Angela D. Toppi          Senior Vice President, Treasurer,          44
                             Secretary and Chief Financial Officer

        Messrs. R. Brandt, Liss, Mulcahy, Hirschauer and Ms. Toppi have been associated in an executive capacity with the Company for more than five years.

        Messrs. M. Brandt and T. Brandt were elected Senior Vice Presidents in charge of theatre operations on September 27, 1997 and have been employed since 1985. They each served as Vice Presidents in charge of theatre operations between May 22, 1991 and September 27, 1997.

        Mr. Mahoney was elected Senior Vice President in charge of sales on June 1, 1996 and has been employed by the Company since 1967. Mr. Mahoney served as Assistant Vice President of sales between December 1, 1994 and June 1, 1996.

        Mr. Miller was elected Senior Vice President in charge of manufacturing and materials on September 27, 1997, on February 1, 2000, field service operations was added to his area of responsibility. Mr. Miller has been employed by the Company since 1995. Mr. Miller served as Vice President in charge of manufacturing and materials between March 13, 1995 and September 27, 1997. Mr. Miller was self-employed as a consultant between 1994 and 1995.

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


                               PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)    The following documents are filed as part of this report:
         (1)     Financial Statements:
                 Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.
                 Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.
                 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.
                 Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.
                 Notes to Consolidated Financial Statements.
                 Independent Auditors' Report.

         Individual financial statements for a 50% owned entity accounted for by the equity method, has been omitted because it does not constitute a significant subsidiary.

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

         10.4(a) 1989 Non-Employee Director Stock Option Plan, as amended, included herewith.

             (b) 1992 Stock Option Plan (incorporated by reference to Proxy
                 Statement dated April 3, 1992).

             (c) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 22, 1996).

         10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 1995.) Fourth Amendment Agreement dated as of December 19, 1997 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1997). Sixth Amendment Agreement dated as of November 5, 1998, (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1998). Seventh Amendment Agreement dated as of March 31, 1999 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1999). Eighth Amendment Agreement dated as of June 3, 1999 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1999). Ninth Amendment Agreement dated as of December 31, 1999, included herewith.

         10.6 Employment Agreement with Richard Brandt dated as of September 11, 1998 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 1998).

         10.7 Employment Agreement with Victor Liss dated as of January 1, 1997 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 1996). Amendment to Employment Agreement with Victor Liss dated as of September 23, 1999, included herewith.

         10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1998 (incorporated by reference to Exhibit 10(b) of Form 10-Q for the quarter ended September 30, 1998).

         10.10 Employment Agreement with Karl Hirschauer dated as of January 1, 2000, included herewith.

         10.11 Employment Agreement with Thomas F. Mahoney dated as of June 1, 1998 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998).

         10.12 Employment Agreement with Al Miller dated as of January 1, 1999 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1998). Amendment to Employment Agreement with Al Miller dated as of January 1, 2000, included herewith.

         10.13 Employment Agreement with Angela Toppi dated as of January 1, 2000, included herewith.

         10.14 Agreement with Nottingham Partners, Deerfield Partners, Jonathan P. Schwartz and Nathaniel B. Guild dated April 4, 1991 (incorporated by reference to Exhibit 28(a) of Form 8-K filed April 9, 1991).

         10.15 Agreement with Baupost Group, Inc. and Baupost Partners dated April 4, 1991 (incorporated by reference to Exhibit 28(b) of Form 8-K filed April 9, 1991).

         10.16 Agreement between Trans-Lux Midwest Corporation and Fairtron Corporation dated as of April 30, 1997 (incorporated by reference to Exhibit 10(a) of Form 8-K filed May 15, 1997).

         21      List of Subsidiaries, included herewith.

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




                                   TRANS-LUX CORPORATION


                                   by  /s/ Angela D. Toppi
                                     ---------------------
                                     Angela D. Toppi
                                     Senior Vice President and
                                     Chief Financial Officer


                                   by  /s/ Robert P. Bosworth
                                     -------------------------
                                     Robert P. Bosworth
                                     Vice President and
                                     Chief Accounting Officer












Dated:  March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



    /s/ Richard Brandt                                   March 28, 2000
-------------------------------------
Richard Brandt, Chairman of the Board


    /s/ Victor Liss                                      March 28, 2000
-------------------------------------
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer


    /s/ Steven Baruch                                    March 28, 2000
-------------------------------------
Steven Baruch, Director


    /s/ Howard M. Brenner                                March 28, 2000
-------------------------------------
Howard M. Brenner, Director


    /s/ Jean Firstenberg                                 March 28, 2000
-------------------------------------
Jean Firstenberg, Director


    /s/ Allan Fromme                                     March 28, 2000
-------------------------------------
Allan Fromme, PhD, Director


    /s/ Robert Greenes                                   March 28, 2000
-------------------------------------
Robert Greenes, Director


    /s/ Gene F. Jankowski                                March 28, 2000
-------------------------------------
Gene F. Jankowski, Director


    /s/ Howard S. Modlin                                 March 28, 2000
-------------------------------------
Howard S. Modlin, Director
                                       30