Form 10-Q
period 2000-03-31
TRANS LUX CORP
filed 2000-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
                               --------------
                                     OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from____________to____________

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
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                          Class                        Shares Outstanding
--------            ------------------------------------     ------------------

05/12/00            Common Stock - $1.00 Par Value                964,909
05/12/00            Class B Stock - $1.00 Par Value               295,843
                    (Immediately convertible into a like
                    number of shares of Common Stock.)

                   TRANS-LUX CORPORATION AND SUBSIDIARIES

                                  Index



Part I - Financial Information                                          Page No.
                                                                        --------

     Consolidated Balance Sheets - March 31, 2000 (unaudited)
     and December 31, 1999                                                  1

     Consolidated Statements of Operations - Three Months Ended
     March 31, 2000 and 1999 (unaudited)                                    2

     Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 2000 and 1999 (unaudited)                                    3

     Notes to Consolidated Financial Statements (unaudited)                 4

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              7


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                               9

     Signatures                                                            10

                              Part I - Financial Information
                              ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                                               March 31                December 31
In thousands, except share data                                                 2000                      1999
------------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                   $  2,613                   $  3,651
   Available-for-sale securities                                                  3,127                      3,666
   Receivables                                                                    7,579                      9,064
   Inventories                                                                    6,952                      6,146
   Prepaids and other                                                               785                        890
                                                                               --------                   --------
      Total current assets                                                       21,056                     23,417
                                                                               --------                   --------

Equipment on rental                                                              77,190                     75,200
   Less accumulated depreciation                                                 33,064                     31,487
                                                                               --------                   --------
                                                                                 44,126                     43,713
                                                                               --------                   --------

Property, plant and equipment                                                    47,914                     44,411
   Less accumulated depreciation and amortization                                 9,318                      8,832
                                                                               --------                   --------
                                                                                 38,596                     35,579
Other assets                                                                      7,073                      6,449
Construction funds                                                                1,978                      3,290
                                                                               --------                   --------
                                                                               $112,829                   $112,448
                                                                               ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  1,406                   $  4,688
   Accrued liabilities                                                            6,496                      5,093
   Current portion of long-term debt                                              2,437                      2,381
                                                                               --------                   --------
      Total current liabilities                                                  10,339                     12,162
Long-term debt:                                                                --------                   --------
   7 1/2% convertible subordinated notes due 2006                                30,397                     30,490
   9 1/2% subordinated debentures due 2012                                        1,057                      1,057
   Notes payable                                                                 37,586                     34,405
                                                                               --------                   --------
                                                                                 69,040                     65,952
Deferred revenue, deposits and other                                              4,072                      3,715
Deferred income taxes                                                             4,052                      4,606
Commitments and contingencies                                                  --------                   --------
Stockholders' equity:
   Capital stock
   Common - $1.00 par value
      Authorized - 5,500,000 shares
      Issued - 2,444,400 shares in 2000 and 1999                                  2,444                      2,444
   Class B  - $1.00 par value
      Authorized  - 1,000,000 shares
      Issued -  296,005 shares in 2000 and 1999                                     296                        296
   Additional paid-in-capital                                                    13,901                     13,901
   Retained earnings                                                             20,703                     21,434
   Accumulated other comprehensive loss                                            (181)                      (225)
                                                                               --------                   --------
                                                                                 37,163                     37,850
   Less treasury stock - at cost
      1,479,672 shares in 2000 and 1999
      (excludes additional 296,005 shares held
       for conversion of Class B stock)                                          11,837                     11,837
                                                                               --------                   --------
      Total stockholders' equity                                                 25,326                     26,013
                                                                               --------                   --------
                                                                               $112,829                   $112,448
                                                                               ========                   ========

The accompanying notes are an integral part of these consolidated financial statements.

                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                             ------------------------------

In thousands, except per share data                               2000               1999
-------------------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance                           $ 5,959            $ 5,857
   Equipment sales                                               6,378              6,148
   Theatre receipts and other                                    2,315              1,480
                                                             -----------        -----------
      Total revenues                                            14,652             13,485
                                                             -----------        -----------
Operating expenses:
   Cost of equipment rentals and maintenance                     3,335              3,247
   Cost of equipment sales                                       4,769              4,059
   Cost of theatre receipts and other                            1,925              1,202
                                                             -----------        -----------
      Total operating expenses                                  10,029              8,508
                                                             -----------        -----------

Gross profit from operations                                     4,623              4,977
General and administrative expenses                              4,750              4,192
                                                             -----------        -----------
                                                                  (127)               785
Interest income                                                     96                121
Interest expense                                                (1,278)              (984)
Other income                                                         6                145
Income from joint venture                                           53                  2
                                                             -----------        -----------

Income (loss) before income taxes                               (1,250)                69
Provision (benefit) for income taxes                              (562)                31
                                                             -----------        -----------

Net income (loss)                                               $ (688)            $   38
                                                             ===========        ===========

Earnings (loss) per share:
   Basic                                                        ($0.55)             $0.03
   Diluted                                                      ($0.55)             $0.03

Average common shares outstanding:
   Basic                                                         1,261              1,292
   Diluted                                                       1,261              1,298

Cash dividends per share:
   Common stock                                                 $0.035             $0.035
   Class B stock                                               $0.0315            $0.0315


The accompanying notes are an integral part of these consolidated financial statements.

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                      ----------------------------
In thousands                                                                              2000             1999
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $ (688)          $   38
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                         2,211            2,256
   Net income of joint venture                                                             (53)              (2)
   Deferred income taxes                                                                  (562)            (188)
   Loss on sale of securities                                                                7               --
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes                   (15)            (145)
   Changes in operating assets and liabilities:
      Receivables                                                                        1,485               62
      Inventories                                                                         (806)             138
      Prepaids and other assets                                                           (638)             (89)
      Accounts payable and accruals                                                     (1,845)             481
      Deferred revenue, deposits and other                                                 357             (348)
                                                                                      -----------      -----------
         Net cash provided by (used in) operating activities                              (547)           2,203
                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                       (1,990)          (1,886)
Purchases of property, plant and equipment                                              (3,503)          (1,382)
Usage of construction funds                                                              1,312               --
Proceeds from joint venture                                                                 24               23
Proceeds from sale of securities                                                           550               --
                                                                                      -----------      -----------
         Net cash used in investing activities                                          (3,607)          (3,245)
                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                             3,753            3,900
Repayment of long-term debt                                                               (516)          (2,320)
Repurchase of Company's 7 1/2% convertible subordinated notes                              (78)            (855)
Cash dividends                                                                             (43)             (44)
                                                                                      -----------      -----------
         Net cash provided by financing activities                                       3,116              681
                                                                                      -----------      -----------
Net decrease in cash and cash equivalents                                               (1,038)            (361)
Cash and cash equivalents at beginning of year                                           3,651            1,298
                                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $2,613           $  937
                                                                                      ===========      ===========
------------------------------------------------------------------------------------------------------------------
Interest paid                                                                           $  679           $  361
Interest received                                                                          109              147
Income taxes paid                                                                            5              411
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                 (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


Note 2 - Inventories

Inventories consist of the following:

                                           March 31                December 31
In thousands                                2000                       1999
------------------------------------------------------------------------------

Raw materials and spare parts                $4,247                     $3,532
Work-in-progress                              1,600                      1,459
Finished goods                                1,105                      1,155
                                              -----                      -----

                                             $6,952                     $6,146
                                             ======                     ======


Note 3 - Long-Term Debt

During the first quarter of 2000, long-term debt increased $3.1 million, of which $2.1 million represents additional construction mortgages.


Note 4 - Reporting Comprehensive Loss

The components of comprehensive loss for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive loss is $694,000 and $46,000 for the three months ended March 31, 2000 and 1999, respectively.

Note 5 - Earnings (loss) per Share

The following table represents the computation of basic and diluted earnings
(loss) per common share for the three months ended March 31, 2000 and 1999:


In thousands, except share data                             2000          1999
------------------------------------------------------------------------------

Basic earnings (loss) per share computation:
Net income (loss)                                         $ (688)       $   38
                                                          ------        ------
Weighted average common shares outstanding                 1,261         1,292
                                                          ------        ------
Basic earnings (loss) per common share                    $(0.55)       $ 0.03
                                                          ======        ======

Diluted earnings (loss) per share computation:
Net income (loss)                                         $ (688)       $   38
Add: After tax interest expense applicable
     to convertible debt*                                     -             -
                                                          ------        ------
Adjusted net income (loss)                                $ (688)       $   38
                                                          ======        ======
Weighted average common shares outstanding                 1,261         1,292
Assumes exercise of options reduced by the
    number of shares which could have been purchased
    with the proceeds from exercise of such options          -               6

Assumes conversion of 7 1/2% convertible subordinated
    notes*                                                   -              -
                                                          ------        ------
Total weighted average common shares                       1,261         1,298
                                                          ======        ======

Diluted earnings (loss) per common share                  $(0.55)       $ 0.03
                                                          ======        ======

* The diluted earnings (loss) per share calculation does not include the assumed conversion of the Company's 7 1/2% convertible subordinated notes, as the effect is antidilutive.


Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations have been classified into three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 2000 and 1999 are as follows:


In thousands                                              2000          1999
----------------------------------------------------------------------------
Revenues:
  Indoor display                                       $ 5,027       $ 5,207
  Outdoor display                                        7,310         6,798
  Entertainment and real estate                          2,315         1,480
                                                       -------       -------
Total revenues                                         $14,652       $13,485
                                                       -------       -------
Operating income:
  Indoor display                                       $ 1,378       $ 1,360
  Outdoor display                                           34           638
  Entertainment and real estate                            191            72
                                                       -------       -------
Total operating income                                 $ 1,603       $ 2,070
Other income                                                 6           145
Corporate general and administrative expenses           (1,677)       (1,283)
Interest expense-net                                    (1,182)         (863)
                                                       -------       -------
Income (loss) before income taxes                      $(1,250)      $    69
                                                       =======       =======


Note 7 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company is appealing a 1999 verdict in a state of New Mexico court which awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper. The Company believes it has made adequate provisions to cover such matters. The appeal is currently pending. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. This case is in the early stages and has yet to go to trial. Certain of the amounts are subject to insurance recoveries.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company's total revenues for the three months ended March 31, 2000 increased 8.7% to $14.7 million from $13.5 million for the three months ended March 31, 1999. Revenues from equipment rentals and maintenance increased $102,000 or 1.7%. Of this increase, indoor display rental and maintenance revenues increased $198,000 or 5.4%, which was offset by the $96,000 or 4.4% continued expected decline in the outdoor lease and maintenance bases previously acquired. Revenues from equipment sales increased $230,000 or 3.7% in 2000. Of this increase, outdoor display sales increased $608,000 or 13.2%, primarily in the outdoor sports division, but was offset by a decrease of $378,000 or 24.8% of indoor displays due to lower volume, mainly as a result of the advent of electronic trading and consolidation within the financial industry. Revenues from theatre receipts and other increased $835,000 or 56.4% in 2000. This significant increase is primarily from the revenues from three newly constructed theatres consisting of 20 screens in Dillon, CO, Espanola, NM and Los Lunas, NM; and the acquisition of two theatres in Wyoming.

Gross profit as a percentage of revenues was 31.6% in 2000 compared to 36.9% in 1999. Due to the competitive nature of the outdoor display market, the Company anticipated the decrease in the gross profit percentage as it attempts to increase its market share in certain of the industry segments of the outdoor display market. The expansion of its theatre operations, which is at a lower gross profit than the display division, also contributed to the decrease in the gross profit margin. Cost of equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. The indoor display cost of equipment rental and maintenance increased 6.2%, primarily due to increased depreciation expense. The outdoor display cost of equipment rental and maintenance remained level. The cost of equipment rentals and maintenance represented 56.0% of related revenues for the three months ended March 31, 2000 compared to 55.4% in 1999. Cost of equipment sales increased $710,000 or 17.5%. The indoor display cost of equipment sales decreased 28.1% primarily due to lower volume. The outdoor display cost of equipment sales increased 29.3%, primarily due to increased sales in the outdoor sports division and a higher content of raw materials, primarily due to the new LED technology, and installation costs. The cost of equipment sales represented 74.8% of related revenues for the three months ended March 31, 2000 compared to 66.0% in 1999. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, increased $723,000 or 60.1% in 2000, mainly as a result of the expansion of the theatre operations and theatre start-up expenses. The cost of theatre receipts and other represented 83.2% of related revenues for the three months ended March 31, 2000 and 81.2% in 1999.

Total general and administrative expenses increased $558,000 or 13.3%. Corporate general and administrative expenses increased 30.7%, primarily due to a $205,000 negative impact of the effect of foreign currency exchange rates in 2000 versus a $78,000 positive impact of the effect of foreign currency exchange rates in 1999. The indoor display general and administrative expenses decreased slightly. The outdoor display general and administrative expenses increased 13.7%, primarily due to expanded sales and marketing efforts related to the sports sector. The entertainment and real estate general and administrative expenses increased slightly due to the expansion of theatre operations.

Net interest expense increased $319,000, which is primarily attributable to the increase in long-term debt for theatre operations. The 1999 other income relates to the gain on the purchase of $1.0 million principal amount of the Company's 7 1/2% convertible subordinated notes at a discount. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at March 31, 2000 and 1999 was 45.0%.


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


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2000 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 21, 2000 payable to stockholders of record as of April 3, 2000 and was paid April 14, 2000.

The Company has a $15.0 million revolving credit facility with its bank which is available to June 2002, and requires an annual facility fee on the total commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At March 31, 2000, $10.4 million was outstanding leaving $4.6 million of additional borrowing capacity available under such facility. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $1.0 million for the three months ended March 31, 2000 compared to a decrease of $361,000 in 1999. The decrease in 2000 is primarily attributable to the decrease in accounts payable and accruals, an increase in inventories, and cash utilized for investment in rental equipment and construction of theatres. The decrease in 1999 is primarily attributable to cash utilized for investment in rental equipment, construction of theatres and purchases of equipment.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $3.8 million proceeds from long-term debt relates to construction borrowings for the new theatres and borrowings under the revolving credit facility.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $8.3 million to reduce exposure to interest fluctuations.

The Company has completed the construction of its new 55,000 square-foot outdoor display facility in Logan, Utah and has moved into the new facility during the second quarter of 2000.

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



                          Part II - Other Information
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
           (a)    27    Financial Data Schedule, which is submitted
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


Date: May 15, 2000


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