Form 10-Q
period 2000-06-30
TRANS LUX CORP
filed 2000-08-11
CIK 99106

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from______________to______________

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                           Shares Outstanding
--------          ------------------------------------       ------------------
08/10/00          Common Stock - $1.00 Par Value                  964,909
08/10/00          Class B Stock - $1.00 Par Value                 295,843
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES

                                   Index


Part I - Financial Information                                          Page No.
                                                                        --------

     Consolidated Balance Sheets - June 30, 2000 (unaudited)
     and December 31, 1999                                                 1

     Consolidated Statements of Operations - Three and Six Months
     Ended June 30, 2000 and 1999 (unaudited)                              2

     Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 2000 and 1999 (unaudited)                              3

     Notes to Consolidated Financial Statements (unaudited)                4

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             7


Part II - Other Information

     Item 4. Submission of Matters to a Vote of Stockholders              10

     Item 6. Exhibits and Reports on Form 8-K                             11

     Signatures                                                           12

                                Part I - Financial Information
                                ------------------------------

                            TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                                            June 30           December 31
In thousands, except share data                                                2000                  1999
---------------------------------------------------------------------------------------------------------
                                                                        (unaudited)           (unaudited)
ASSETS
 Current assets:
    Cash and cash equivalents                                              $  2,371              $  3,651
    Available-for-sale securities                                             2,237                 3,666
    Receivables                                                               8,061                 9,064
    Unbilled receivables                                                      1,315                   114
    Inventories                                                               6,996                 6,146
    Prepaids and other                                                          687                   776
                                                                           --------              --------
        Total current assets                                                 21,667                23,417
                                                                           --------              --------

Equipment on rental                                                          79,266                75,200
    Less accumulated depreciation                                            34,665                31,487
                                                                           --------              --------
                                                                             44,601                43,713
                                                                           --------              --------

Property, plant and equipment                                                51,103                44,411
    Less accumulated depreciation and amortization                            9,915                 8,832
                                                                           --------              --------
                                                                             41,188                35,579
Other assets                                                                  6,124                 6,449
Construction funds                                                              443                 3,290
                                                                           --------              --------

                                                                           $114,023              $112,448
                                                                           ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $1,940                $4,688
    Accrued liabilities                                                       5,590                 5,093
    Current portion of long-term debt                                         2,445                 2,381
                                                                           --------              --------
        Total current liabilities                                             9,975                12,162
                                                                           --------              --------
Long-term debt:
    7 1/2% convertible subordinated notes due 2006                           30,397                30,490
    9 1/2% subordinated debentures due 2012                                   1,057                 1,057
    Notes payable                                                            39,330                34,405
                                                                           --------              --------
                                                                             70,784                65,952
Deferred revenue, deposits and other                                          3,862                 3,715
Deferred income taxes                                                         4,080                 4,606
                                                                           --------              --------
Commitments and contingencies
Stockholders' equity:
    Capital stock
    Common - $1.00 par value
        Authorized - 5,500,000 shares
        Issued - 2,444,562 shares in 2000 and 2,444,400 in 1999               2,444                 2,444
    Class B  - $1.00 par value
        Authorized  - 1,000,000 shares
        Issued -  295,843 shares in 2000 and 296,005 in 1999                    296                   296
    Additional paid-in-capital                                               13,901                13,901
    Retained earnings                                                        20,683                21,434
    Accumulated other comprehensive loss                                       (165)                 (225)
                                                                           --------              --------
                                                                             37,159                37,850
    Less treasury stock - at cost
        1,479,684 shares in 2000 and 1,479,672 in 1999
        (excludes additional 295,843 shares held in 2000 and
        296,005 in 1999 for conversion of Class B stock)                     11,837                11,837
                                                                           --------              --------
        Total stockholders' equity                                           25,322                26,013
                                                                           --------              --------
                                                                           $114,023              $112,448
                                                                           ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)


                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30                     JUNE 30
                                                                 ----------------------        --------------------
In thousands, except per share data                                 2000          1999            2000        1999
---------------------------------------------------------------------------------------        --------------------

Revenues:
    Equipment rentals and maintenance                            $ 6,062       $ 5,754         $12,021     $11,611
    Equipment sales                                                7,674         8,193          14,052      14,341
    Theatre receipts and other                                     2,876         2,056           5,191       3,536
                                                                 --------      --------        --------    --------
        Total revenues                                            16,612        16,003          31,264      29,488
                                                                 --------      --------        --------    --------

Operating expenses:
    Cost of equipment rentals and maintenance                      3,282         3,207           6,617       6,454
    Cost of equipment sales                                        5,085         5,097           9,854       9,156
    Cost of theatre receipts and other                             2,425         1,672           4,350       2,874
                                                                 --------      --------        --------    --------
        Total operating expenses                                  10,792         9,976          20,821      18,484
                                                                 --------      --------        --------    --------

Gross profit from operations                                       5,820         6,027          10,443      11,004
General and administrative expenses                                4,477         4,885           9,227       9,077
                                                                 --------      --------        --------    --------
                                                                   1,343         1,142           1,216       1,927
Interest income                                                      136           131             232         252
Interest expense                                                  (1,486)         (983)         (2,764)     (1,967)
Other income (expense)                                                (5)           --               1         145
Income from joint venture                                             52            69             105          71
                                                                 --------      --------        --------    --------

Income (loss) before income taxes                                     40           359          (1,210)        428
Provision (benefit) for income taxes                                  17           161            (545)        192
                                                                 --------      --------        --------    --------

Net income (loss)                                                    $23          $198           ($665)       $236
                                                                 ========      ========        ========    ========

Earnings (loss) per share:
    Basic                                                          $0.02         $0.15          ($0.53)      $0.18
    Diluted                                                        $0.02         $0.15          ($0.53)      $0.18

Average common shares outstanding:
    Basic                                                          1,261         1,292           1,261       1,292
    Diluted                                                        1,261         1,295           1,261       1,296

Cash dividends per share:
    Common stock                                                  $0.035        $0.035          $0.070      $0.070
    Class B stock                                                $0.0315       $0.0315         $0.0630     $0.0630


The accompanying notes are an integral part of these consolidated financial statements.

                                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                      ------------------------
In thousands                                                                            2000             1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                      ($665)         $   236
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                                      4,549            4,294
    Net income of joint venture                                                         (105)             (71)
    Deferred income taxes                                                               (545)            (372)
    Loss on sale of securities                                                            13               --
    Gain on repurchase of Company's 7 1/2% convertible subordinated notes                (15)            (145)
    Changes in operating assets and liabilities:
        Receivables                                                                    1,003              (75)
        Inventories                                                                     (850)             287
        Prepaids and other assets                                                     (1,018)            (758)
        Accounts payable and accruals                                                 (2,214)             312
        Deferred revenue, deposits and other                                             147             (767)
                                                                                      -------         --------
            Net cash provided by operating activities                                    300            2,941
                                                                                      -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

Equipment manufactured for rental                                                     (4,066)          (3,127)
Purchases of property, plant and equipment                                            (6,692)          (4,292)
Usage of (increase in) construction funds                                              2,847           (4,694)
Payments for acquisitions (net)                                                           --           (1,163)
Proceeds from joint venture                                                               48               47
Proceeds from sale of securities                                                       1,458               --
                                                                                      -------         --------
            Net cash used in investing activities                                     (6,405)         (13,229)
                                                                                      -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                           6,026           12,737
Repayment of long-term debt                                                           (1,037)            (783)
Repurchase of Company's 7 1/2% convertible subordinated notes                            (78)            (855)
Cash dividends                                                                           (86)             (88)
                                                                                      -------         --------
            Net cash provided by financing activities                                  4,825           11,011
                                                                                      -------         --------

Net increase (decrease) in cash and cash equivalents                                  (1,280)             723
Cash and cash equivalents at beginning of year                                         3,651            1,298
                                                                                      ------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $2,371          $ 2,021
                                                                                      ======          =======
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Interest paid                                                                         $2,678           $1,976
Interest received                                                                        283              243
Income taxes paid (refunded)                                                             (92)             772
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" (SAB 101). The bulletin addresses the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and must be implemented no later than the fourth quarter of 2000. The Company will implement SAB 101 in the fourth quarter 2000 and has not yet determined the effect, if any, on the financial statements.

Note 2 - Inventories


Inventories consist of the following:

                                                     June 30         December 31
In thousands                                            2000                1999
--------------------------------------------------------------------------------

Raw materials and spare parts                         $4,509              $3,532
Work-in-progress                                       1,451               1,459
Finished goods                                         1,036               1,155
                                                       -----               -----

                                                      $6,996              $6,146
                                                      ======              ======

Note 3 - Long-Term Debt

During the first half of 2000, long-term debt increased $4.8 million, of which $3.6 million represents additional theatre construction mortgages. The Company has a bank Credit Agreement which provides for a $15 million revolving credit facility which is available until June 2002. At June 30, 2000, $11.2 million was outstanding leaving $3.8 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, including a defined debt service coverage ratio of 1.75 to 1.0. At June 30, 2000 the Company was not in compliance with this ratio and received a waiver from the bank.

Note 4 - Reporting Comprehensive Loss

The components of comprehensive loss for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive income is $45,000 and $176,000 for the three months ended June 30, 2000 and 1999, respectively; and comprehensive (loss) income of ($649,000) and $130,000 for the six months ended June 30, 2000 and 1999, respectively.

Note 5 - Earnings (Loss) per Share


The following table represents the computation of basic and diluted earnings (loss) per common share:

                                                                          Three months ended June 30      Six months ended June 30

In thousands, except share data                                               2000              1999          2000            1999
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share computation:
Net income (loss)                                                           $   23            $  198        $ (665)         $  236
                                                                               ---               ---           ---             ---
Weighted average common shares outstanding                                   1,261             1,292         1,261           1,292
                                                                             -----             -----         -----           -----
Basic earnings (loss) per common share                                      $ 0.02            $ 0.15        $(0.53)         $ 0.18
                                                                            ------            ======        =======         ======


Diluted earnings (loss)  per share computation:
Net income (loss)                                                           $   23            $  198        $ (665)         $  236
Add: After tax interest expense applicable to convertible debt (1)               -                 -             -               -
                                                                            ------            ------        -------         ------
Adjusted net income (loss)                                                  $   23            $  198        $ (665)         $  236
                                                                            ======            ======        =======         ======
Weighted average common shares outstanding                                   1,261             1,292         1,261           1,292
Assumes exercise of options reduced by the number of shares
which could have been purchased with the proceeds from
exercise of such options (2)                                                     -                 3             -               4

Assumes conversion of 7 1/2% convertible subordinated notes (1)              ------            ------        -------        ------
Total weighted average common shares                                         1,261             1,295         1,261           1,296
                                                                            ======            ======        =======         ======

Diluted earnings (loss) per common share                                    $ 0.02            $ 0.15        $(0.53)         $ 0.18
                                                                            ======            ======        =======         ======

(1) The diluted earnings (loss) per share computation does not include the assumed conversion of the Company's 7 1/2% convertible subordinated notes, as the effect is antidilutive.  The 7 1/2% convertible subordinated notes were convertible into 2,169 shares at
June 30, 2000 and 2,185 shares at June 30, 1999.

(2) Options to purchase 130 shares of common stock with exercise prices ranging from $6.3125 to $15.1875 were outstanding at June
30, 2000, and options to purchase 59 shares of common stock with exercise prices ranging from $8.625 to $15.1875 were outstanding at
June 30, 1999.  These option were not included in the calculation because the options' exercise price was greater than the average market price of the common stock.

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes in the U.S. and Canada. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments is as follows:


                                                      Three months ended June 30      Six months ended June 30
In thousands                                              2000              1999            2000          1999
--------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                       $ 6,301           $ 6,351         $11,328       $11,558
  Outdoor display                                        7,435             7,596          14,745        14,394
  Entertainment and real estate                          2,876             2,056           5,191         3,536
                                                         -----             -----           -----         -----
Total revenues                                         $16,612           $16,003         $31,264       $29,488
                                                        ------            ------          ------        ------
Operating income:
  Indoor display                                       $ 2,300           $ 1,984         $ 3,678       $ 3,336
  Outdoor display                                          210               692             244         1,337
  Entertainment and real estate                            290               243             481           316
                                                           ---               ---             ---           ---
Total operating income                                 $ 2,800           $ 2,919         $ 4,403       $ 4,989
Other income (loss)                                         (5)                -               1           145
Corporate general and administrative expenses           (1,405)           (1,708)         (3,082)       (2,991)
Interest expense-net                                    (1,350)             (852)         (2,532)       (1,715)
                                                         -----               ---           -----         -----
Income (loss) before income taxes                      $    40           $   359         $(1,210)      $   428
                                                            ==               ===           =====           ===

Note 7 - Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company is appealing a 1999 verdict in a state of New Mexico court which awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper. The Company believes it has made adequate provisions to cover such matters. The appeal is currently pending. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and has asserted defenses including that the former employee resigned following her failure to timely report to work. This case is in the early stages and has yet to go to trial. Certain of the amounts are subject to insurance recoveries.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company's total revenues for the six months ended June 30, 2000 increased 6.0% to $31.3 million from $29.5 million for the six months ended June 30, 1999. Indoor display revenues decreased $230,000 or 2.0%. Of this decrease, indoor display equipment sales decreased $824,000 or 19.5%, due to lower volume, mainly as a result of the advent of electronic trading on trading floors and consolidation within the financial industry. This was offset by an increase of $594,000 or 8.1% of indoor display equipment rental and maintenance revenues, primarily due to new rental and maintenance contracts and renewal of existing contracts. Outdoor display revenues increased $351,000 or 2.4%. Of this increase, outdoor display equipment sales increased $535,000 or 5.3%, primarily in the outdoor sports segment. This was offset by a decrease of $184,000 or 4.3% of outdoor display equipment rental and maintenance revenues, primarily due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. Entertainment and real estate revenues increased $1.7 million or 46.8% in 2000. This increase is primarily from the revenues from four newly constructed theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ which opened between August 1999 and May 2000, and the acquisition of two theatres in Laramie, WY in May 1999.

Total operating income for the six months ended June 30, 2000 decreased 11.7% to $4.4 million from $5.0 million for the six months ended June 30, 1999. Indoor operating income increased $342,000 or 10.3%. The cost of indoor displays represented 44.6% of related revenues for the six months ended June 30, 2000 and 46.1% in 1999. Indoor display cost of equipment sales decreased $436,000 or 21.2%, due to lower volume. This was offset by the increase in indoor display cost of equipment rental and maintenance of $150,000 or 4.6%, primarily due to additional depreciation expense. The indoor display general and administrative expenses decreased $286,000 or 9.9%, primarily due to increased efforts to control expenses. Outdoor operating income decreased $1.1 million or 81.8%. The cost of outdoor displays represented 77.5% of related revenues for the six months ended June 30, 2000 and 71.4% in 1999. Due to the competitive nature of the outdoor display market, primarily in the sports segment, the Company expects this erosion in the gross profit percentage to continue as it attempts to increase its market share in the sports segment of the outdoor display market. Outdoor display cost of equipment sales increased $1.1 million or 16.0% due to increased volume and a higher content of raw materials, primarily due to the new LED technology, and installation costs. Outdoor display cost of equipment rental and maintenance remained level. The outdoor display general and administrative expenses increased $297,000 or 10.7%, primarily due to expanded sales and marketing efforts related to the sports segment. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. The entertainment and real estate operating income increased $165,000 or 52.2%. The cost of entertainment and real estate represented 83.8% of related revenues for the six months ended June 30, 2000 and 81.3% in 1999. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $1.5 million or 51.4% in 2000, mainly as a result of the expansion of the theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses increased $48,000 or 11.5%, due to the expansion of theatre operations.

Corporate general and administrative expenses increased $91,000 or 3.0%, primarily due to a $272,000 negative impact of the effect of foreign currency exchange rates in 2000 versus a $208,000 positive impact in 1999 (a net change of $480,000) and the moving costs to the new Logan, Utah outdoor display manufacturing facility. The 1999 corporate general and administrative expenses included a special litigation charge of $408,000 on a retaliatory discharge claim (see Note 7). Net interest expense increased $817,000, which is primarily attributable to the increase in long-term debt due to the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah, and an increase in interest rates. The 1999 other income relates to the gain on the purchase of $1.0 million principal amount of the Company's 7 1/2% convertible subordinated notes at a discount. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at June 30, 2000 and 1999 was 45.0%.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company's total revenues for the three months ended June 30, 2000 increased 3.8% to $16.6 million from $16.0 million for the three months ended June 30, 1999. Indoor display revenues decreased $50,000 or 0.8%. Of this decrease, indoor display sales decreased $446,000 or 16.5% due to lower volume, mainly as a result of the advent of electronic trading on trading floors and consolidation within the financial industry. This was offset by an increase of $396,000 or 10.9% of indoor display rental and maintenance revenues, primarily due to new rental and maintenance contracts and renewal of existing contracts. Outdoor display revenues decreased $161,000 or 2.1%. Of this decrease, outdoor display sales decreased $73,000 or 1.3%, primarily in the outdoor sports division and outdoor display rental and maintenance revenues decreased $88,000 or 4.2%, due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. Entertainment and real estate revenues increased $820,000 or 40.0% in 2000. This increase is primarily from the revenues from four newly constructed theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ, which opened between August 1999 and May 2000 and the acquisition of two theatres in Laramie, WY in May 1999.

Total operating income for the three months ended June 30, 2000 decreased 4.0% to $2.8 million from $2.9 million for the three months ended June 30, 1999. Indoor operating income increased $317,000 or 16.0%. The cost of indoor displays represented 42.5% of related revenues for the three months ended June 30, 2000 and 44.6% in 1999. Indoor display cost of equipment sales decreased $200,000 or 16.4%, due to lower volume. This was offset by an increase in indoor display cost of equipment rental and maintenance of $46,000 or 2.8%, primarily due to additional depreciation expense. The indoor display general and administrative expenses decreased $213,000 or 13.9%, primarily due to increased efforts to control expenses. Outdoor operating income decreased $481,000 or 69.5%. The cost of outdoor displays represented 76.5% of related revenues for the three months ended June 30, 2000 and 72.0% in 1999. Due to the competitive nature of the outdoor display market, primarily in the sports segment, the Company expects this erosion in the gross profit percentage to continue as it attempts to increase its market share in the sports segment of the outdoor display market. Outdoor display cost of equipment sales increased $188,000 or 4.8%, due to increased volume and a higher content of raw materials, primarily due to the new LED technology, and installation costs. Outdoor display cost of equipment rental and maintenance remained level. The outdoor display general and administrative expenses increased $103,000 or 7.2%, primarily due to expanded sales and marketing efforts related to the sports segment. The entertainment and real estate operating income increased $46,000 or 18.9%. The cost of entertainment and real estate represented 84.3% of related revenues for the three months ended June 30, 2000 and 81.3% in 1999. The cost of entertainment and real estate increased $753,000 or 45.0% in 2000, mainly as a result of the expansion of the theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $302,000 or 17.7%. The 1999 corporate general and administrative expenses included a special litigation charge of $408,000 on a retaliatory discharge claim (see Note 7), this was offset by a $30,000 positive impact of the effect of foreign currency exchange rates. The 2000 corporate general and administrative expenses included a $68,000 negative impact of the effect of foreign currency exchange rates and moving costs related to the new Logan, Utah outdoor display manufacturing facility. Net interest expense increased $498,000, which is primarily attributable to the increase in long-term debt due to expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah, and an increase in interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.


Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 2000 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 31, 2000 payable to stockholders of record as of June 23, 2000 and was paid July 18, 2000.

The Company has a $15.0 million revolving credit facility with its bank which is available until June 2002, and requires an annual facility fee on the total commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At June 30, 2000, $11.2 million was outstanding leaving $3.8 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, including a defined debt service coverage ratio of 1.75 to 1.0. At June 30, 2000 the Company was not in compliance with this one ratio and has received a waiver from the bank. The Company is in compliance on all remaining financial covenants. The Company is currently in discussion with the bank to reset certain financial covenants by the end of the year. The Company does not expect this discussion to have an effect on its existing borrowing capacity. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $1.3 million for the six months ended June 30, 2000 compared to an increase of $723,000 in 1999. The decrease in 2000 is primarily attributable to the decrease in accounts payable and accruals, and cash utilized for investment in rental equipment and construction of theatres. In 1999 the Company received $6.8 million in construction or real estate mortgages utilized for construction and acquisition of theatres and purchases of equipment, and refinancing of a mortgage. In June of 1999 the Company received $4.8 million in proceeds from an industrial revenue bond financing for the construction of a new 55,000 square foot manufacturing facility in Logan, Utah, the proceeds are reflected in the long-term assets section of the Consolidated Balance Sheets as Construction Funds.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $6.0 million proceeds from long-term debt for the six months ended June 30, 2000 relates to construction borrowings for the new theatres, and borrowings under the revolving credit facility for purchases of equipment for rental and working capital use.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $7.9 million to reduce exposure to interest fluctuations.

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




                           Part II - Other Information
                           ---------------------------

Item 4.      Submission of Matters to a Vote of Stockholders
-------      -----------------------------------------------
The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 31, 2000 for the purpose of electing directors, amending the 1995 Stock Option plan by which an additional 25,000 shares of the Corporation's capital stock will be reserved for issuance thereunder and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                 For                 Not For
                                 ---                 -------
     Steven Baruch               3,682,769           127,876
     Howard M. Brenner           3,682,769           127,876
     Allan Fromme                3,682,769           127,876

The following directors are continuing their terms as directors:
Richard Brandt, One-Year Remaining
Jean Firstenberg, One-Year Remaining
Gene Jankowski, One-Year Remaining
Victor Liss, One-Year Remaining
Robert B. Greenes, Two-Years Remaining
Howard S. Modlin, Two-Years Remaining

The recommendation to amend the 1995 Stock Option Plan by which an additional 25,000 shares of the Corporations capital stock thereunder will be reserved for issuance thereunder was approved by the following vote:

                          For                Against          Abstain
                          ---                -------          -------
Common                      714,802          163,176            7,107
Class B                   2,925,100              460                0
                          ---------          -------            -----
Total:                    3,639,902          163,636            7,107

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                          For                Against          Abstain
                          ---                -------          -------
Total:                    3,754,946           33,914           21,785



Item 6.      Exhibits and Reports on Form 8-K
-------      --------------------------------

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


Date: August 11, 2000


                                        by  /s/  Angela D. Toppi
                                          --------------------------
                                           Angela D. Toppi
                                           Senior Vice President and
                                           Chief Financial Officer



                                        by  /s/  Robert P. Bosworth
                                          --------------------------
                                           Robert P. Bosworth
                                           Vice President and
                                           Chief Accounting Officer