Form 10-Q
period 2000-09-30
TRANS LUX CORP
filed 2000-11-14
CIK 99106

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
                               ------------------
                                      OR

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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                           Class                       Shares Outstanding
--------         ------------------------------------        ------------------

11/13/00         Common Stock - $1.00 Par Value                   964,905
11/13/00         Class B Stock - $1.00 Par Value                  295,843
                 (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                                     Index


Part I - Financial Information                                          Page No.
                                                                        --------

     Consolidated Balance Sheets - September 30, 2000 (unaudited)
     and December 31, 1999                                                 1

     Consolidated Statements of Operations - Three and Nine Months
     Ended September 30, 2000 and 1999 (unaudited)                         2

     Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 2000 and 1999 (unaudited)                         3

     Notes to Consolidated Financial Statements (unaudited)                4

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             7


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                             10

     Signatures                                                           11

                              Part I - Financial Information
                              ------------------------------

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                 September 30            December 31
In thousands, except share data                                      2000                   1999
----------------------------------------------------------------------------------------------------
                                                                  (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                         $  3,190               $  3,651
   Available-for-sale securities                                        1,250                  3,666
   Receivables                                                          9,122                  9,064
   Unbilled receivables                                                 1,456                    114
   Inventories                                                          6,605                  6,146
   Prepaids and other                                                     671                    776
                                                                     --------               --------
      Total current assets                                             22,294                 23,417
                                                                     --------               --------

Equipment on rental                                                    80,851                 75,200
   Less accumulated depreciation                                       36,300                 31,487
                                                                     --------               --------
                                                                       44,551                 43,713
                                                                     --------               --------

Property, plant and equipment                                          50,583                 44,411
   Less accumulated depreciation and amortization                      10,453                  8,832
                                                                     --------               --------
                                                                       40,130                 35,579
Other assets                                                            6,075                  6,449
Construction funds                                                        291                  3,290
                                                                     --------               --------

                                                                     $113,341               $112,448
                                                                     ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $2,503                 $4,688
   Accrued liabilities                                                  5,485                  5,093
   Current portion of long-term debt                                    2,698                  2,381
                                                                     --------               --------
      Total current liabilities                                        10,686                 12,162
                                                                     --------               --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                      30,397                 30,490
   9 1/2% subordinated debentures due 2012                              1,057                  1,057
   Notes payable                                                       37,747                 34,405
                                                                     --------               --------
                                                                       69,201                 65,952
Deferred revenue, deposits and other                                    3,950                  3,715
Deferred income taxes                                                   4,136                  4,606
                                                                     --------               --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1.00 par value
      Authorized - 5,500,000 shares
      Issued - 2,444,562 shares in 2000 and 2,444,400 in 1999           2,444                  2,444
   Class B  - $1.00 par value
      Authorized  - 1,000,000 shares
      Issued -  295,843 shares in 2000 and 296,005 in 1999                296                    296
   Additional paid-in-capital                                          13,901                 13,901
   Retained earnings                                                   20,683                 21,434
   Accumulated other comprehensive loss                                  (119)                  (225)
                                                                     --------               --------
                                                                       37,205                 37,850
   Less treasury stock - at cost
      1,479,688 shares in 2000 and 1,479,672 in 1999
      (excludes additional 295,843 shares held in 2000 and
      296,005 in 1999 for conversion of Class B stock)                 11,837                 11,837
                                                                     --------               --------
      Total stockholders' equity                                       25,368                 26,013
                                                                     --------               --------
                                                                     $113,341              $112,448
                                                                     ========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                        -------------------------           -----------------------
In thousands, except per share data                        2000              1999              2000            1999
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                    $ 6,052           $ 6,065           $18,073         $17,676
   Equipment sales                                        9,689             9,258            23,741          23,599
   Theatre receipts and other                             3,152             2,246             8,343           5,782
                                                        -------           -------           -------         -------
      Total revenues                                     18,893            17,569            50,157          47,057
                                                        -------           -------           -------         -------

Operating expenses:
   Cost of equipment rentals and maintenance              3,502             3,405            10,119           9,859
   Cost of equipment sales                                6,122             6,199            15,976          15,355
   Cost of theatre receipts and other                     2,656             1,735             7,006           4,609
                                                        -------           -------           -------         -------
      Total operating expenses                           12,280            11,339            33,101          29,823
                                                        -------           -------           -------         -------

Gross profit from operations                              6,613             6,230            17,056          17,234
General and administrative expenses                       5,065             4,689            14,292          13,766
                                                        -------          --------           -------         -------
                                                          1,548             1,541             2,764           3,468
Interest income                                              83               112               315             364
Interest expense                                         (1,586)           (1,040)           (4,350)         (3,007)
Other income (expense)                                      (28)                -               (27)            145
Income from joint venture                                    65                81               170             152
                                                        -------           -------           -------         -------

Income (loss) before income taxes                            82               694            (1,128)          1,122
Provision (benefit) for income taxes                         38               313              (507)            505
                                                        -------           -------           -------         -------

Net income (loss)                                       $    44           $   381             ($621)        $   617
                                                        =======           =======           =======         =======


Earnings (loss) per share:
   Basic                                                $  0.04           $  0.30            ($0.49)        $  0.48
   Diluted                                              $  0.04           $  0.21            ($0.49)        $  0.48

Average common shares outstanding:
   Basic                                                  1,261             1,292             1,261           1,292
   Diluted                                                1,261             3,479             1,261           3,518


Cash dividends per share:
   Common stock                                         $ 0.035           $ 0.035           $ 0.105         $ 0.105
   Class B stock                                        $0.0315           $0.0315           $0.0945         $0.0945


The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                 -------------------------
In thousands                                                                       2000              1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 ($621)          $   617
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                  7,036             6,441
   Net income of joint venture                                                     (170)             (152)
   Deferred income taxes                                                           (507)              (69)
   Loss on sale of securities                                                        41                --
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes            (15)             (148)
   Changes in operating assets and liabilities:
      Receivables                                                                (1,400)           (2,392)
      Inventories                                                                  (459)              103
      Prepaids and other assets                                                     154              (554)
      Accounts payable and accruals                                              (1,812)            1,726
      Deferred revenue, deposits and other                                          135              (757)
                                                                                 ------           -------
         Net cash provided by operating activities                                2,382             4,815
                                                                                 ------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                (5,651)           (5,013)
Purchases of property, plant and equipment                                       (7,623)           (7,016)
Usage of (increase in) construction funds                                         2,999            (4,694)
Payments for acquisitions (net)                                                      --            (1,163)
Proceeds from joint venture                                                          72                71
Proceeds from sale of securities                                                  2,458             1,056
Proceeds from the sale of fixed assets                                            1,451                --
                                                                                 ------           -------
         Net cash used in investing activities                                   (6,294)          (16,759)
                                                                                 ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                      5,249            14,696
Repayment of long-term debt                                                      (1,590)             (865)
Repurchase of Company's 7 1/2% convertible subordinated notes                       (78)             (887)
Purchase of treasury stock                                                           --                (7)
Cash dividends                                                                     (130)             (132)
                                                                                 ------           -------
         Net cash provided by financing activities                                3,451            12,805
                                                                                 ------           -------

Net increase (decrease) in cash and cash equivalents                               (461)              861
Cash and cash equivalents at beginning of year                                    3,651             1,298
                                                                                 ------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $3,190           $ 2,159
                                                                                 ======           =======
---------------------------------------------------------------------------------------------------------
Interest paid                                                                    $3,559           $ 2,486
Interest received                                                                   403               412
Income taxes paid                                                                    13               782
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 2000 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not expect the adoption of SFAS 133 to have a significant impact on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" (SAB 101). The bulletin addresses the staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, and must be implemented no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a significant impact on its consolidated financial statements.


Note 2 - Inventories

Inventories consist of the following:

                                            September 30             December 31
In thousands                                     2000                    1999
--------------------------------------------------------------------------------

Raw materials and spare parts                  $4,395                  $3,532
Work-in-progress                                1,156                   1,459
Finished goods                                  1,054                   1,155
                                               ------                  ------
                                               $6,605                  $6,146
                                               ======                  ======


Note 3 - Long-Term Debt

During the nine months ended September 30, 2000, long-term debt increased $3.2 million, of which $3.9 million represents additional long-term theatre construction mortgages at interest rates ranging from 7.5% to 9.5%, $1.3 million represents borrowings against the revolving credit facility and $1.6 million represents repayment of long-term debt. The Company has a bank Credit Agreement which provides for a $15.0 million revolving credit facility which is available until June 2002. At September 30, 2000, $10.1 million was outstanding leaving $4.9 million of additional borrowing capacity available under such facility.
The Credit Agreement contains certain financial covenants, including a defined debt service coverage ratio which was reset as of September 30, 2000 to 1.40 to
1.0. At September 30, 2000 the Company was in compliance with such financial covenants.


Note 4 - Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries and unrealized holding gains or losses on the Company's available-for-sale securities. Comprehensive income is $83,000 and $341,000 for the three months ended September 30, 2000 and 1999, respectively; and comprehensive (loss) income of ($534,000) and $471,000 for the nine months ended September 30, 2000 and 1999, respectively.


Note 5 - Earnings (Loss) per Share

The following table represents the computation of basic and diluted earnings
(loss) per common share:

                                                                     Three months ended Sept. 30        Nine months ended Sept. 30

In thousands, except per share data                                         2000            1999              2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share computation:
Net income (loss)                                                         $   44          $  381            $ (621)         $  617
                                                                          ------          ------            ------          ------
Weighted average common shares outstanding                                 1,261           1,292             1,261           1,292
                                                                          ------          ------            ------          ------

Basic earnings (loss) per common share                                    $ 0.04          $ 0.30            $(0.49)         $ 0.48
                                                                          ======          ======            ======          ======


Diluted earnings (loss) per share computation:
Net income (loss)                                                         $   44          $  381            $ (621)         $  617
Add: After tax interest expense applicable to convertible
  debt  (1)                                                                    -             344                 -           1,055
                                                                          ------          ------            ------          ------

Adjusted net income (loss)                                                $   44          $  725            $ (621)         $1,672
                                                                          ======          ======            ======          ======

Weighted average common shares outstanding                                 1,261           1,292             1,261           1,292
Assumes exercise of options reduced by the number of shares
  which could have been purchased with the proceeds from
  exercise of such options (2)                                                 -               1                 -              33

Assumes conversion of 7 1/2% convertible subordinated notes
  (1)                                                                          -           2,186                 -           2,193
                                                                          ------          ------            ------          ------

Total weighted average common shares                                       1,261           3,479             1,261           3,518
                                                                          ======          ======            ======          ======

Diluted earnings (loss) per common share                                  $ 0.04          $ 0.21            $(0.49)         $ 0.48
                                                                          ======          ======            ======          ======

(1) The 2000 diluted earnings (loss) per share computation does not include the assumed conversion of the Company's 7 1/2%
    convertible subordinated notes, as the effect is antidilutive.  The 7 1/2% convertible subordinated notes were convertible into
    2,169 shares at September 30, 2000 and 2,193 shares at September 30, 1999.

(2) Options to purchase 130 shares of common stock with exercise prices ranging from $6.3125 to $15.1875 were outstanding at
    September 30, 2000, and options to purchase 59 shares of common stock with exercise prices ranging from $8.625 to $15.1875 were outstanding at September 30, 1999.  These options were not included in the 2000 calculation because the options' exercise price was greater than the average market price of the common stock.

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

Information about the Company's operations in its three business segments is as follows:

                                                           Three months ended September 30    Nine months ended September 30
In thousands                                                     2000              1999            2000              1999
----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                              $ 6,627          $ 5,884          $17,955           $17,442
  Outdoor display                                               9,113            9,439           23,859            23,833
  Entertainment and real estate                                 3,153            2,246            8,343             5,782
                                                                -----            -----            -----             -----
Total revenues                                                $18,893          $17,569          $50,157           $47,057
                                                               ------           ------           ------            ------
Operating income:
  Indoor display                                              $ 2,123          $ 1,842          $ 5,801           $ 5,178
  Outdoor display                                                 784              982            1,028             2,319
  Entertainment and real estate                                   329              366              810               682
                                                                  ---              ---              ---               ---
Total operating income                                        $ 3,236          $ 3,190          $ 7,639           $ 8,179
Other income (expense)                                            (28)               -              (27)              145
Corporate general and administrative expenses                  (1,623)          (1,568)          (4,705)           (4,559)
Interest expense-net                                           (1,503)            (928)          (4,035)           (2,643)
                                                                -----              ---            -----             -----
Income (loss) before income taxes                             $    82          $   694          $(1,128)          $ 1,122
                                                                   ==              ===            =====             =====


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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company's total revenues for the nine months ended September 30, 2000 increased 6.6% to $50.2 million from $47.1 million for the nine months ended September 30, 1999. Indoor display revenues increased $513,000 or 2.9%. Of this increase, $688,000 or 6.1% was due to the indoor display equipment rental and maintenance revenues, primarily due to new rental and maintenance contracts and renewal of existing contracts, offset by a decrease of $175,000 or 2.8% in indoor display equipment sales due to lower volume, mainly as a result of the advent of electronic trading on trading floors and consolidation within the financial industry. Outdoor display revenues remained level. Outdoor display equipment sales increased $317,000 or 1.8%, primarily in the outdoor sports segment, offset by a decrease of $291,000 or 4.5% in outdoor display equipment rental and maintenance revenues, primarily due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. Entertainment and real estate revenues increased $2.6 million or 44.3% in 2000. This increase is primarily from the revenues from four newly constructed multiplex theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ which opened between August 1999 and May 2000, and the acquisition of two theatres in Laramie, WY in May 1999.

Total operating income for the nine months ended September 30, 2000 decreased 6.6% to $7.6 million from $8.2 million for the nine months ended September 30, 1999. Indoor display operating income increased $623,000 or 12.0%. The cost of indoor displays represented 44.7% of related revenues for the nine months ended September 30, 2000 and 45.6% in 1999. Indoor display cost of equipment sales decreased $269,000 or 9.0% due to lower volume. This decrease was offset by the increase in indoor display cost of equipment rental and maintenance of $342,000 or 6.9%, primarily due to additional depreciation expense. The indoor display general and administrative expenses decreased $183,000 or 4.2%, primarily due to increased efforts to reduce expenses.

Outdoor operating income decreased $1.3 million or 55.7%. The cost of outdoor displays represented 75.7% of related revenues for the nine months ended September 30, 2000 and 72.4% in 1999. Due to the competitive nature of the outdoor display market, primarily in the sports segment, the Company expects this erosion in the gross profit percentage to continue as it attempts to increase its market share in the sports segment of the outdoor display market. Outdoor display cost of equipment sales increased $890,000 or 7.2% due to increased volume and a higher content of raw materials, primarily due to the new LED technology, and installation costs. Outdoor display cost of equipment rental and maintenance decreased slightly. The outdoor display general and administrative expenses increased $509,000 or 12.0%, primarily due to expanded sales and marketing efforts related to the sports segment and the operating costs related to the new 55,000 square foot manufacturing facility in Logan Utah. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

The entertainment and real estate operating income increased $128,000 or 18.8%. The cost of entertainment and real estate represented 84.0% of related revenues for the nine months ended September 30, 2000 and 79.7% in 1999. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $2.4 million or 52.0% in 2000, mainly as a result of the expansion of theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses increased $54,000 or 8.4%, due to the expansion of theatre operations.

Corporate general and administrative expenses increased $146,000 or 3.2%, primarily due to a $511,000 negative impact of the effect of foreign currency exchange rates in 2000 versus a $168,000 positive impact in 1999 (a net change of $679,000) offset by increased efforts to reduce costs. Before the negative impact of the foreign currency exchange, corporate general and administrative expenses would have decreased $533,000 or 11.3%. The 1999 corporate general and administrative expenses included a special litigation charge of $408,000 on a retaliatory discharge claim (see Note 7). Net interest expense increased $1.4 million, which is primarily attributable to the increase in long-term debt due to the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah, and an increase in interest rates. The 1999 other income relates to the gain on the purchase of $1.0 million principal amount of the Company's 7 1/2% convertible subordinated notes at a discount. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at September 30, 2000 and 1999 was 45.0%. The Company has filed certain amended tax returns seeking additional refunds of state income taxes.


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company's total revenues for the three months ended September 30, 2000 increased 7.5% to $18.9 million from $17.6 million for the three months ended September 30, 1999. Indoor display revenues increased $743,000 or 12.6%. Of this increase, indoor display sales increased $649,000 or 33.0% due to increased volume in the corporate and international exchange markets and the indoor display rental and maintenance revenues increased $94,000 or 2.4%, primarily due to new rental and maintenance contracts and renewal of existing contracts. Outdoor display revenues decreased $326,000 or 3.4%. Of this decrease, outdoor display sales decreased $219,000 or 3.0%, primarily in the outdoor sports segment and outdoor display rental and maintenance revenues decreased $107,000 or 5.0%, due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. Entertainment and real estate revenues increased $907,000 or 40.4% in 2000. This increase is primarily from the revenues from four newly constructed multiplex theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ, which opened between August 1999 and May 2000, partially offset by a decline in revenues from existing theatres resulting from the industry wide slump in attendance.

Total operating income for the three months ended September 30, 2000 remained level at $3.2 million. Indoor display operating income increased $281,000 or 15.3%. The cost of indoor displays represented 45.0% of related revenues for the three months ended September 30, 2000 and 44.5% in 1999. Indoor display cost of equipment sales increased $167,000 or 17.8%, due to higher volume, and indoor display cost of equipment rental and maintenance increased $192,000 or 11.4%, primarily due to additional depreciation expense. The indoor display general and administrative expenses increased $103,000 or 7.2%, primarily due to increased sales expenses.

Outdoor operating income decreased $198,000 or 20.2%. The cost of outdoor displays represented 72.9% of related revenues for the three months ended September 30, 2000 and 74.0% in 1999. Due to the competitive nature of the outdoor display market, primarily in the sports segment, the Company expects this erosion in the gross profit percentage to continue as it attempts to increase its market share in the sports segment of the outdoor display market. Outdoor display cost of equipment sales decreased $243,000 or 4.6% due to decreased volume and outdoor display cost of equipment rental and maintenance decreased $95,000 or 5.5% due to decreased volume. The outdoor display general and administrative expenses increased $212,000 or 14.4%, primarily due to expanded sales and marketing efforts related to the sports segment and the increase in operating costs related to the new 55,000 square foot manufacturing facility in Logan Utah.

The entertainment and real estate operating income decreased $37,000 or 10.1%. The cost of entertainment and real estate represented 84.3% of related revenues for the three months ended September 30, 2000 and 77.2% in 1999. The cost of entertainment and real estate increased $921,000 or 53.1% in 2000, mainly as a result of the expansion of the theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses remained level.

Corporate general and administrative expenses increased $55,000 or 3.5%. The 2000 corporate general and administrative expenses included a $239,000 negative impact of the effect of foreign currency exchange rates offset by increased efforts to reduce costs. Before the negative impact of the foreign currency exchange, corporate general and administrative expenes would have decreased $144,000 or 9.4%. Net interest expense increased $575,000, which is primarily attributable to the increase in long-term debt due to expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah, and an increase in interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.


Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2000 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 12, 2000 payable to stockholders of record as of October 9, 2000 and was paid October 20, 2000.

The Company has a $15.0 million revolving credit facility under its Credit Agreement which is available until June 2002, and requires an annual facility fee on the total commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At September 30, 2000, $10.1 million was outstanding leaving $4.9 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, including a defined debt service coverage ratio which was reset as of September 30, 2000 to 1.40 to 1.0. At September 30, 2000 the Company was in compliance with such financial covenants. The Company is currently in discussion with the bank to reset certain financial covenants beyond September 30, 2000. The Company does not expect these discussions to have an impact in its existing borrowing capacity. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $461,000 for the nine months ended September 30, 2000 compared to an increase of $861,000 in 1999. The decrease in 2000 is primarily attributable to cash utilized for investment in rental equipment and construction of theatres, the decrease in accounts payable and accruals, and the increase in receivables.

The Company utilizes its revolving credit facility to finance the expansion of its theatre operations until long-term financing is in place. The $5.2 million proceeds from long-term debt for the nine months ended September 30, 2000 relate to construction borrowings for the new theatres, and borrowings under the revolving credit facility for purchases of equipment for rental and working capital use.

The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements having a notional value of $7.5 million to reduce exposure to interest fluctuations. (See Note 1.)

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward looking statements. Many factors could cause actual results to differ from these forward looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, and interest rate and foreign exchange fluctuations such as the decline in the value of the Australian dollar.




                        Part II - Other Information
                        ---------------------------

Item 6.         Exhibits and Reports on Form 8-K
------          --------------------------------

                (a)     Exhibits

                        10(a) Employment Agreement with Richard Brandt dated as of September 1, 2000.

                        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                (b) No reports on Form 8-K were filed during the quarter covered by this report

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


Date: November 14, 2000


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