Form 10-K
period 2000-12-31
TRANS LUX CORP
filed 2001-04-02
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                          -----------------

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------------------       ------------------------------------------
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

                            TRANS-LUX CORPORATION
                     2000 Form 10-K Cover Page Continued


As of the close of business on March 29, 2001, there were outstanding, 965,905 shares of the Registrant's Common Stock and 294,843 shares of its Class B Stock. The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non-affiliates on March 29, 2001 (based on the last sale price on the American Stock Exchange as of such date) was $4,410,894. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 1, 2001 (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.

                            TRANS-LUX CORPORATION
                        2000 Form 10-K Annual Report

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

                                PART I

ITEM 1.   BUSINESS

Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and marketer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED (light emitting diodes); plasma screens, and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers needs, and offers on-site installation, service and maintenance. The Company's display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports stadiums and venues, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes.


ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and parts of Canada and Australia, which performs on-site installation, service and maintenance for its customers and others.

The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the industries it serves. This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

The Company's electronic information display market is broken down into two distinct markets: the indoor market and the outdoor market. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; by sports stadiums and venues; educational institutions; outdoor advertising companies; by corporate and government communication centers; by retail outlets; by casinos, race tracks and other gaming establishments; in airports, train stations, bus terminals, and other transportation facilities; on highways and major thoroughfares; by movie theatres; by health maintenance organizations, and in various other applications.

The Indoor Market: The indoor electronic display market is currently dominated by three categories of users: financial, government and private, and gaming. The financial market segment, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms continue to install electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers.

The government and private segment includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information, promote concession sales and use the Company's Rear WindowTM system for the hearing-impaired. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

The gaming segment includes casinos and Indian gaming establishments. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos also use electronic displays throughout their facilities to advertise to and attract gaming patrons. This includes using electronic displays in conjunction with slot machines using enhanced serial controllers to attract customer attention to potential payoffs and thus increase customer play. Indoor equipment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

The Outdoor Market: The outdoor electronic display market is even more diverse than the indoor market. Displays are being used by sports stadiums, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The outdoor division has a new line of LED message centers and video displays available in monochrome and full color. The Company has utilized its strong position in the indoor market combined with several acquisitions to enhance its presence in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, major and minor league parks, professional and college sports stadiums, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead- time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2000 was approximately $3.9 million compared with the December 31, 1999 sales order backlog of $4.3 million. The December 31, 2000 backlog will be recognized in 2001. These amounts do not include new lease orders or renewals of existing lease agreements presently in-house.

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

Development of new indoor products includes progressive meter and serial controller systems for use in the gaming industry; new monochrome and tricolor ticker displays utilizing improved LED display technology, curved and flexible displays; higher speed processors for faster data access and improved update speed; integration of blue LED's to provide full color text, graphics and video displays; wireless controlled displays and a new graphics interface to display more data in higher resolutions.

The Company developed full-color LED video displays for the outdoor market which has applications particularly in the sports market where enhancing the presentation of live action is of central importance. To drive the video display, the Company developed the ProLineTM controller, which is Windows 32-bit software based. The Company also developed a wireless scoreboard controller, an LED scoreboard and a bar-digit scoreboard for its Trans-Lux/Fair-PlayTM catalog business.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Future technologies under consideration are trending toward full color, live video, and digital input.
The Company is currently focused on certain technologies that incorporate these features and which are expected to provide a choice of products for the custom applications demanded by its customers.

The Company maintains a staff of 51 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense, and product enhancement and development amounted to $4,244,000, $4,280,000 and $3,603,000 in 2000, 1999 and 1998, respectively.


MARKETING AND DISTRIBUTION
--------------------------

The Company markets its indoor and outdoor electronic information display products primarily through its 44 direct sales representatives, 5 telemarketers and a network of independent dealers and distributors. During 2000, the Company entered into an exclusive, long-term affiliation with a sports marketing firm, packaging sponsorship opportunities with its scoreboard systems to colleges and universities. The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 36 domestic and international trade shows annually.

In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products. Working with software vendors and utilizing the internet to expand the quality and quantity of the multimedia content that can be delivered to our displays, we are able to offer customers total communication packages.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia and Brampton, Canada. The Company has existing relationships with approximately 27 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well positioned for expansion.

Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Norcross, Georgia; Torrance, California; Brampton, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as approximately 69 satellite offices in the United States and Canada.

The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

The Company's revenues in 2000, 1999 and 1998 did not include any single customer that accounted for more than 10% of total revenues.


MANUFACTURING AND OPERATIONS
----------------------------

The Company's production facilities are located in Norwalk, Connecticut; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products. During 2000, the Company completed the construction of a new 55,000 square foot outdoor display manufacturing facility in Logan, Utah.

All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, plastic molded parts, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 50,000 board assemblies annually which are tested with the latest state-of-the-art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

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

The Company is ISO-9001 registered by Underwriters Laboratories for its Norwalk plant facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide. The Company believes these distinctions in its industry give it a competitive advantage in the global marketplace.


SERVICE AND SUPPORT
-------------------

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's success. The Company provides turnkey installation and support for the products it leases and sells in the United States, Canada and Australia.
The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. In the market segments covered by the Company's distributors, the distributors offer support for the products they sell.

Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company also maintains a National Technical Services Center in Norcross, Georgia, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and unusual height of displays.


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


THEATRE OPERATIONS
------------------

The Company currently operates 68 screens in 14 locations in the western Mountain States. In 1998, the Company expanded its Storyteller theatre in Taos, New Mexico to a seven-plex; in 1999, the Company closed a single theatre and converted a four-plex theatre to a six-plex in Laramie Wyoming, opened a six- plex theatre in Espanola, New Mexico and a six-plex theatre in Dillon, Colorado; and in 2000, the Company opened an eight-plex theatre in Los Lunas, New Mexico and a six-plex theatre in the Green Valley, Arizona area and closed a single theatre in Laramie, Wyoming. The Company also operates a twelve-plex theatre in Loveland, Colorado which is a 50% owned joint venture partnership. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities. In the first quarter of 2000, the Company opened a film booking office, through which it arranges film exhibition for its own theatres and for other independent theatres around the country.

INTELLECTUAL PROPERTY
---------------------

The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, licenses and trademarks important to its business.


EMPLOYEES
---------

The Company has approximately 710 employees as of February 28, 2001, of which approximately 491 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

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

In addition, the Company owns facilities in:
Norcross, Georgia
Des Moines, Iowa
Logan, Utah


Theatre Properties in:
Sahuarita, Arizona
Dillon, Colorado
Durango, Colorado
Espanola, New Mexico
Los Lunas, New Mexico
Santa Fe, New Mexico
Taos, New Mexico
Laramie, Wyoming


The Company also leases 13 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases 5 theatre locations. The aggregate rental expense was $687,000, $601,000 and $585,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company believes it has made adequate provisions to cover such matters.
Certain of the amounts are subject to insurance recoveries. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters. The Company is currently involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor has alleged claims against the Company in the amount of $489,000 due under a contract. The

Company has denied any liability and has asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration is not determinable at this time.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

  (b) The Company had approximately 739 holders of record of its Common Stock and approximately 67 holders of record of its Class B Stock as of March 29, 2001.

  (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 2000. Management and the Board of Directors will continue to review payment of the quarterly cash dividends. The Company is subject to an annual limitation of $750,000 on the payment of cash dividends.

  (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:


                                  High            Low
                                  ----            ---
          2000
          First Quarter        $ 7.875          $6
          Second Quarter         6.875           4.25
          Third Quarter          5.9375          4.375
          Fourth Quarter         4.875           3.125

          1999
          First Quarter        $11.125          $8.5
          Second Quarter         9.25            7.75
          Third Quarter          8.25            5.875
          Fourth Quarter         8.25            6.5

ITEM 6.   SELECTED FINANCIAL DATA

  (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2000, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.



Years Ended                                   2000          1999        1998        1997        1996
-----------                                   ----          ----        ----        ----        ----
In thousands, except per share data
Revenues                                  $ 66,763      $ 62,818     $63,778     $53,363     $45,285
Net income (loss)                           (2,231)          788       1,699       1,510       1,250
Earnings (loss) per share:
   Basic                                  $  (1.77)     $   0.61     $  1.32     $  1.18     $  0.99
   Diluted                                $  (1.77)     $   0.61     $  0.85     $  0.80     $  0.89
Cash dividends per share:
   Common stock                           $   0.14      $   0.14     $  0.14     $  0.14     $  0.14
   Class B stock                          $  0.126      $  0.126     $ 0.126     $ 0.126     $ 0.126
Average common shares outstanding            1,261         1,286       1,290       1,281       1,258
Total assets                              $113,015      $112,448     $91,146     $88,978     $84,031
Long-term debt                              68,552        65,952      49,523      49,452      48,112
Stockholders' equity                        23,696        26,013      25,851      24,332      22,662


  (b) The following table sets forth quarterly financial data for the years ended December 31, 2000 and 1999:



Quarter Ended (unaudited)                 March 31       June 30    September 30     December 31 (1)
-------------------------                 --------       -------    ------------     ---------------
In thousands, except per share data
2000

Revenues                                  $14,652        $16,612         $18,893        $16,606
Gross profit                                4,623          5,820           6,613          3,733
Income (loss) before income taxes          (1,250)            40              82         (1,970)
Net income (loss)                            (688)            23              44         (1,610)
Earnings (loss) per share:
  Basic                                   $ (0.55)       $  0.02         $  0.04        $ (1.28)
  Diluted                                 $ (0.55)       $  0.02         $  0.04        $ (1.28)
Cash dividends per share:
  Common stock                            $ 0.035        $ 0.035         $ 0.035        $ 0.035
  Class B stock                           $0.0315        $0.0315         $0.0315        $0.0315

1999
Revenues                                  $13,485        $16,003         $17,569        $15,761
Gross profit                                4,977          6,027           6,230          5,555
Income before income taxes                     69            359             694            110
Net income                                     38            198             381            171
Earnings per share:
  Basic                                   $  0.03        $  0.15         $  0.30        $  0.13
  Diluted (2)                             $  0.03        $  0.15         $  0.21        $  0.13
Cash dividends per share:
  Common stock                            $ 0.035        $ 0.035         $ 0.035        $ 0.035
  Class B stock                           $0.0315        $0.0315         $0.0315        $0.0315



(1) The Company recorded the following items during the quarter ended December 31, 2000: (1) an impairment charge of $1,044,000 (net of tax) related to an intangible theatre asset and equipment at its older Lake Dillon, CO theatre and certain older outdoor display manufacturing equipment, (2) a decrease to net income (loss) of $72,000 related to an outdoor sports display sales contract, and (3) a reduction in the effective tax benefit rate for the year, which had the effect of reducing the quarterly income tax benefit by approximately $192,000. During the quarter ended December 31, 1999, the Company adjusted certain research and development expenses resulting in a decrease to net income of approximately $78,000.
(2) Diluted earnings per share is computed independtly for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings per share amounts do not equal the total for the year.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Results of Operations

2000 Compared to 1999

The Company's total revenues for the year ended December 31, 2000 increased 6.3% to $66.8 million from $62.8 million for the year ended December 31, 1999.
Indoor display revenues increased 4.0% to $24.4 million in 2000 from $23.4 million in 1999. Of this increase, $677,000 or 4.4% was in the indoor display equipment rental and maintenance revenues, primarily due to new rental and maintenance contracts and renewal of existing contracts. Indoor display sales increased $266,000 or 3.3%, primarily in the financial industries segment. Outdoor display revenues decreased 2.6% to $30.5 million in 2000 from $31.3 million in 1999. Of this decrease, $141,000 or 1.7% was in the outdoor display equipment rental and maintenance revenues, primarily due to the continued expected revenue decline in the outdoor lease and maintenance bases previously acquired, although the decline has lessened. Outdoor display sales decreased $664,000 or 2.9%, primarily in the custom outdoor sports segment. Entertainment and real estate revenues increased 47.3% to $11.9 million in 2000 from $8.1 million in 1999. This increase is primarily from the revenues from the four newly constructed multiplex theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ which opened between August 1999 and May 2000, and the acquisition of two theatres in Laramie, WY in May 1999.

Total operating income for the year ended December 31, 2000 decreased 22.2% to $8.3 million from $10.6 million for the year ended December 31, 1999. Indoor display operating income increased $141,000 or 1.9%. The cost of indoor displays represented 45.7% of related revenues in 2000 compared to 44.8% in 1999. Indoor display cost of equipment rentals and maintenance increased $537,000 or 8.0%, largely due to increased depreciation expense and field service costs, mainly due to the increase in equipment on rental. Indoor display cost of equipment sales increased $94,000 or 2.5%, due to additional volume. The indoor display general and administrative expenses increased $171,000 or 3.1%.

Outdoor operating income decreased $1.9 million or 83.6%. The cost of outdoor displays represented 77.8% of related revenues in 2000 and 73.5% in 1999. The sports segment of the outdoor division has become increasingly competitive. As a result, the Company expects to continue to experience erosion in the operating income of the sports sector of the outdoor division, as it continues to attempt to increase its market share. Outdoor display cost of equipment sales increased $1.0 million or 6.0%, principally due to higher content of raw materials due to the new LED technology, installation costs, and higher costs related to the new 55,000 square foot manufacturing facility in Logan, UT. In the fourth quarter, the Company has written off approximately $145,000 of net book value of certain older manufacturing equipment held for sale at its former Logan, UT manufacturing facility after recent marketplace activity provided indication that the Company's carrying value was in excess of net realizable value; due mainly to the installation of state-of-the-art equipment in the new Logan, UT factory. Also during the fourth quarter of 2000, the Company reduced its gross profit by $100,000 relating to an outdoor sports display sales contract. Outdoor display cost of equipment rental and maintenance decreased $268,000 or 4.0%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor lease and maintenance bases previously acquired. The outdoor display general and administrative expenses increased $365,000 or 6.0%, primarily due to expanded sales and marketing efforts related to the sports segment and the operating costs related to the new manufacturing facility in Logan, UT. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. As a result of declining operating income in the outdoor display segment, management evaluated the carrying value of the assets, including goodwill, and has concluded that no adjustment to carrying value is necessary at this time. Such adjustments may need to be made in the future if circumstances indicate that the carrying value of such assets may not be recoverable.

The entertainment and real estate operating income decreased $610,000 or 59.4%. This decrease was due to the fourth quarter charge for the write-off of the $1.3 million intangible asset and equipment at its older Lake Dillon, CO theatre.
The charge relating to the theatre was taken as a result of continuing disappointing box office receipts resulting in part from the Company's opening of a modern six-plex theatre in the same community in 1999. The Company recorded this impairment after analyzing its latest plans and projections of cash flows for this theatre, and determined that a charge was appropriate at this time. Previously, management had been working various strategies to improve operating results, such strategies were not having the desired effect, resulting in the need to record an impairment at this time. Under the terms of its lease, the Company is obligated to operate this theatre for the next 14 years. Before the write-off, the entertainment and real estate division would have had an operating income of $1.7 million, an increase of $696,000 or 67.8%. The cost of entertainment and real estate represented 93.5% (which included the write-off) of related revenues for the year ended December 31, 2000 and 80.6% in 1999. The cost of entertainment and real estate increased $3.3 million or 50.8% in 2000 (before the write-off), mainly as a result of the expansion of theatre operations and theatre start-up expenses for new theatre locations. Cost of entertainment and real estate includes film rental costs and depreciation expense. The entertainment and real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses increased $472,000 or 7.9%, primarily due to a $420,000 negative impact of the effect of foreign currency exchange rates in 2000 versus a $344,000 positive impact in 1999 (a net change of $764,000). Before the negative impact of the foreign currency exchange losses and the 1999 special litigation charge of $408,000 on a retaliatory discharge claim (see Note 15), corporate general and administrative expenses would have increased slightly.

Net interest expense increased $1.9 million, which is primarily attributable to the increase in long-term debt due to the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, UT, and an increase in interest rates in 2000 vs. 1999. Other income for 2000 relates largely to the gain on the sale of real estate holdings in Torrance, CA and in Mississauga, Canada. The 1999 other income relates primarily to the gain on the repurchase of $1,135,000 par value of the Company's 7-1/2% Convertible Subordinated Notes (the "Notes") at a discount and the earned income portion of municipal forgivable loans. The income from joint venture relates to the equity in earnings of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax benefit rate for the year ended December 31, 2000 was 28.0%. The benefit rate was unfavorably impacted primarily by the inability to recognize tax benefits for losses of a foreign subsidiary. Such benefits could be realized in the future to the extent the foreign subsidiary shows profits. For the year ended December 31, 1999, the effective tax rate of 36.0% was primarily as a result of favorable impacts created by the utilization of foreign carryforward tax benefits which had previously been fully reserved.

1999 Compared to 1998
The Company's total revenues for the year ended December 31, 1999 decreased 1.5% to $62.8 million from $63.8 million for the year ended December 31, 1998.
Indoor display revenues decreased 9.9% to $23.4 million in 1999 from $26.0 million in 1998. Of this decrease, $3.6 million or 30.5% was in indoor display sales, primarily because 1998 included a multi-million dollar order from a major exchange, which did not recur in 1999. This was offset by an increase in indoor display equipment rental and maintenance revenues of $1.0 million or 7.2%, due to new rental and maintenance contracts and renewal of existing contracts. Outdoor display revenues increased 0.9% to $31.3 million in 1999 from $31.1 million in 1998. Of this increase, $1.0 million or 4.5% was in outdoor display sales, primarily in the outdoor sports segment. This was offset by a decrease in outdoor rental and maintenance of $0.7 million or 8.0% due to the continued, expected revenue decline in the outdoor rental and maintenance bases previously acquired. Entertainment and real estate revenues increased 19.5% to $8.1 million in 1999 from $6.7 million in 1998. This increase is primarily from the revenues from two newly constructed multiplex theatres consisting of 12 screens in Dillon, CO, and Espanola, NM, which opened in August 1999 and November 1999, and the acquisition of two theatres in Laramie, WY in May 1999.

Total operating income for the year ended December 31, 1999 decreased 15.4% to $10.6 million from $12.5 million for the year ended December 31, 1998. Indoor display operating income decreased $318,000 or 4.2%. The cost of indoor displays represented 44.8% of related revenues for 1999 and 47.3% in 1998. Indoor display cost of equipment rentals and maintenance increased $292,000 or 4.6%, largely due to increased depreciation expense and field service costs. Indoor display cost of equipment sales decreased $2.1 million or 35.4%, due to reduced volume, as 1998 included a large exchange sale which did not recur in 1999. The indoor display general and administrative expenses decreased $445,000 or 7.4%, primarily due to reduced sales overhead expenses.

Outdoor operating income decreased $1.8 million or 44.8%. The cost of outdoor displays represented 73.5% of related revenues in 1999 and 70.6% in 1998. Outdoor display cost of equipment sales increased $654,000 or 4.2%, primarily due to a higher content of raw materials, due to the new LED technology and installation costs. The sports segment of the outdoor division is a very competitive business, and the Company expects to continue to experience erosion in the operating income of the sports sector of the outdoor display market, as it continues to attempt to increase its market share. Outdoor display cost of equipment rental and maintenance increased $472,000 or 7.6%, primarily due to increased field service costs. The outdoor display general and administrative expenses increased $988,000 or 19.5%, primarily due to expanded sales and marketing efforts related to the sports segment.

The entertainment and real estate operating income increased $216,000 or 26.6%. The cost of entertainment and real estate represented 80.6 % of related revenues for the year ended December 31, 1999 and 80.1% in 1998. The cost of entertainment and real estate increased $1.1 million or 20.2% in 1999, mainly as a result of the expansion of theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased 3.3%, primarily due to the positive impact of the effect of foreign currency exchange rates and reduced administrative expenses, offset by the special litigation charge of $408,000 on a retaliatory discharge claim (See Note 15).

Net interest expense increased $207,000, which is primarily attributable to the increase in long-term debt due to the expansion of theatre operations. Other income primarily relates to the gain on the repurchase of $1,135,000 par value of its Notes at a discount, and the earned income portion of municipal forgivable loans. The income from joint venture relates to the equity in earnings of the joint venture, MetroLux Theatres,

The effective tax rate was 36.0% in 1999 and 43.9% in 1998. The decrease in the effective tax rate for 1999 was largely due to utilization of foreign tax net operating losses by the international subsidiaries.


Accounting Standards
The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation prior to adoption. All derivatives are to be recognized as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company will record a transitional adjustment upon adoption of SFAS 133 in the amount of $21,000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" (SAB 101). The bulletin addresses the staff's views on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter 2000. It did not have an impact on the consolidated financial statements.


Liquidity and Capital Resources
The Company has a $15.0 million revolving credit facility available until June 2002. At December 31, 2000, $9.1 million was outstanding, leaving $5.9 million of additional borrowing capacity under this facility. The interest rate is LIBOR plus 2.5%, (9.06% at December 31, 2000). The Company has the option to convert the outstanding balance into a four-year term loan. The revolving credit facility also requires an annual facility fee on the unused commitment of 0.375%.

During 2000, the Company entered into $5.1 million of real estate construction loans and mortgages, principally to fund the construction of theatre expansion projects. At December 31, 2000, the interest rates ranged from 7.50% to 9.50%.

The Company is currently authorized by the Board of Directors to repurchase up to $400,000 of its Common Stock. As of December 31, 2000, a total of 31,656 shares of Common Stock at a cost of $226,000 were repurchased under this program. As of December 31, 2000, the Company had repurchased $1,428,000 par value of its Notes, of which $293,000 par value were purchased during 2000 at an average price of $79.56, resulting in an after tax gain of $35,000.

The Company believes that cash generated from operations together with cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

The Company has two term loans under its amended bank Credit Agreement for a total of $7.1 million of indebtedness at a rate of interest at LIBOR plus 1.75%. The Company has two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rates of 7.82% and 7.88% through July 2002. The Credit Agreement contains certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, with which the Company is in compliance at December 31, 2000 and expects to remain in compliance.

Cash and cash equivalents increased $0.3 million in 2000 compared to an increase of $2.4 million in 1999. The increase in 2000 is primarily attributable to the proceeds received from sale of assets and securities, offset by an increase in inventories and cash utilized for investment is rental equipment and construction of theatres. The increase in 1999 was primarily attributable to an increase in accounts payable and accruals, offset somewhat by an increase in trade receivables and inventories, primarily due to the increase of sales and related cost of sales in the outdoor sports division. The Company continues to experience a favorable collection cycle on its trade receivables.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:



CONSOLIDATED STATEMENTS OF OPERATIONS



In thousands, except per share data        Years ended December 31            2000        1999        1998
----------------------------------------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                                        $24,026     $23,490     $23,181
  Equipment sales                                                           30,876      31,273      33,858
  Theatre receipts and other                                                11,861       8,055       6,739
                                                                           -------     -------     -------
    Total revenues                                                          66,763      62,818      63,778
Operating expenses:                                                        -------     -------     -------
  Cost of equipment rentals and maintenance                                 13,636      13,366      12,602
  Cost of equipment sales                                                   21,245      20,171      21,609
  Cost of theatre receipts and other                                         9,787       6,492       5,400
  Write-down of theatre assets                                               1,306           -           -
                                                                           -------     -------     -------
    Total operating expenses                                                45,974      40,029      39,611
                                                                           -------     -------     -------
Gross profit from operations                                                20,789      22,789      24,167
General and administrative expenses                                         19,331      18,341      17,993
                                                                           -------     -------     -------
                                                                             1,458       4,448       6,174
Interest income                                                                445         592         646
Interest expense                                                            (5,980)     (4,251)     (4,098)
Other income                                                                   626         258         123
Income from joint venture                                                      353         185         183
                                                                           -------     -------     -------
Income (loss) before income taxes                                           (3,098)      1,232       3,028
Provision (benefit) for income taxes:                                      -------     -------     -------
  Current                                                                      104         510         799
  Deferred                                                                    (971)        (66)        530
                                                                           -------     -------     -------
                                                                              (867)        444       1,329
                                                                           -------     -------     -------
Net income (loss)                                                          $(2,231)    $   788     $ 1,699
                                                                           -------     -------     -------
Earnings (loss) per share:
  Basic                                                                    $ (1.77)    $  0.61     $  1.32
  Diluted                                                                  $ (1.77)    $  0.61     $  0.85
                                                                           -------     -------     -------
Average common shares outstanding:
  Basic                                                                      1,261       1,286       1,290
  Diluted                                                                    1,261       1,288       3,554
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEETS



In thousands, except share data              December 31                              2000               1999
-------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                       $  3,920           $  3,651
  Available-for-sale securities                                                        495              3,666
  Receivables, less allowance of $311 and $501                                       8,010              9,064
  Unbilled receivables                                                               1,158                114
  Inventories                                                                        7,781              6,146
  Prepaids and other                                                                   754                776
                                                                                  --------           --------
    Total current assets                                                            22,118             23,417
                                                                                  --------           --------
Equipment on rental                                                                 80,725             75,200
  Less accumulated depreciation                                                     34,787             31,487
                                                                                  --------           --------
                                                                                    45,938             43,713
                                                                                  --------           --------
Property, plant and equipment                                                       48,528             44,411
  Less accumulated depreciation and amortization                                     9,248              8,832
                                                                                  --------           --------
                                                                                    39,280             35,579
Other assets                                                                         5,679              6,449
Construction funds                                                                       -              3,290
                                                                                  --------           --------

                                                                                  $113,015           $112,448
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  4,214           $  4,688
  Accrued liabilities                                                                6,079              5,093
  Current portion of long-term debt                                                  2,562              2,381
                                                                                  --------           --------
    Total current liabilities                                                       12,855             12,162
                                                                                  --------           --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                                    30,197             30,490
  9 1/2% subordinated debentures due 2012                                            1,057              1,057
  Notes payable                                                                     37,298             34,405
                                                                                  --------           --------
                                                                                    68,552             65,952
Deferred revenue, deposits and other                                                 4,248              3,715
Deferred income taxes                                                                3,664              4,606
Commitments and contingencies                                                     --------           --------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized
    2,445,562 shares issued in 2000 and 2,444,400 in 1999                            2,445              2,444
  Class B - $1 par value - 1,000,000 shares authorized
    294,843 shares issued in 2000 and 296,005 in 1999                                  295                296
  Additional paid-in-capital                                                        13,901             13,901
  Retained earnings                                                                 19,029             21,434
  Accumulated other comprehensive loss                                                (137)              (225)
                                                                                  --------            -------
                                                                                    35,533             37,850
  Less treasury stock - at cost - 1,479,688 shares in 2000 and 1,479,672 in 1999
    (excludes additional 294,843 shares held in 2000 and 296,005 in 1999
    for conversion of Class B stock)                                                11,837             11,837
                                                                                  --------           --------
    Total stockholders' equity                                                      23,696             26,013
                                                                                  --------           --------
                                                                                  $113,015           $112,448
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS



In thousands                           Years ended December 31                                 2000          1999          1998
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)                                                                           $(2,231)     $    788       $ 1,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                               9,532         8,682         7,862
  Net income of joint venture                                                                  (353)         (185)         (183)
  Deferred income taxes                                                                        (971)         (126)          108
  Gain on sale of fixed assets                                                                 (585)         ----          ----
  Loss (gain) on sale of securities                                                              54             3           (87)
  Gain on repurchase of Company's 7 1/2% convertible subordinated notes                         (49)         (108)         ----
  Write-off of non-recoverable assets                                                         1,451          ----          ----
  Changes in operating assets and liabilities:
    Receivables                                                                                  10        (1,891)         (454)
    Inventories                                                                              (1,635)         (765)         (737)
    Prepaids and other assets                                                                   339          (405)          622
    Accounts payable and accruals                                                               564         2,257          (348)
    Deferred revenue, deposits and other                                                        433          (539)          599
                                                                                            -------      --------       -------
      Net cash provided by operating activities                                               6,559         7,711         9,081
                                                                                            -------      --------       -------
Cash flows from investing activities
Equipment manufactured for rental                                                            (8,708)       (7,373)       (7,802)
Purchases of property, plant and equipment                                                   (9,607)      (12,992)       (5,160)
Usage of (increase in) construction funds                                                     3,290        (3,290)         ----
Payments for acquisitions (net)                                                                ----        (1,163)         ----
Proceeds from joint venture                                                                     227            94            94
Proceeds from sale of securities                                                              3,182         1,054         3,322
Proceeds from sale of fixed assets                                                            2,659          ----          ----
                                                                                            -------      ---------      -------
      Net cash used in investing activities                                                  (8,957)      (23,670)       (9,546)
                                                                                            -------      --------       -------
Cash flows from financing activities
Proceeds from long-term debt                                                                  5,430        20,671         1,876
Repayment of long-term debt                                                                  (2,356)         (984)       (1,805)
Proceeds from exercise of stock options                                                        ----          ----            24
Repurchase of Company's 7 1/2% convertible subordinated notes                                  (233)         (974)         ----
Purchase of treasury stock                                                                     ----          (226)         ----
Cash dividends                                                                                 (174)         (175)         (175)
                                                                                            -------      --------       -------
      Net cash provided by (used in) financing activities                                     2,667        18,312           (80)
                                                                                            -------      --------       -------

Net increase (decrease) in cash and cash equivalents                                            269         2,353          (545)
Cash and cash equivalents at beginning of year                                                3,651         1,298         1,843
                                                                                            -------      --------       -------
Cash and cash equivalents at end of year                                                    $ 3,920      $  3,651       $ 1,298
-------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                               $ 5,657      $  4,185       $ 3,674
Interest received                                                                               558           617           733
Income taxes paid (refunded)                                                                    (14)        1,003           519
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                        Accumulated
                                                                                    Additional                                Other
In thousands, except share data                     Common Stock          Class B      Paid-in   Treasury  Retained   Comprehensive
For the three years ended December 31, 2000        Shares   Amount   Shares   Amount   Capital      Stock  Earnings    Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997                       2,442,765   $2,443   297,640    $297   $13,904   $(11,638)  $19,297             $29
Net income                                            ---      ---       ---     ---       ---        ---     1,699             ---
Cash dividends                                        ---      ---       ---     ---       ---        ---      (175)            ---
Other comprehensive income (loss):
  Unrealized foreign currency translation             ---      ---       ---     ---       ---        ---       ---             49
  Unrealized holding loss                             ---      ---       ---     ---       ---        ---       ---            (78)
Exercise of stock options                             ---      ---       ---     ---        (3)        27       ---            ---
Class B conversion to common stock                    354      ---      (354)    ---       ---        ---       ---            ---
                                                ---------   ------   -------    ----   -------    -------   -------          ------
Balance December 31, 1998                       2,443,119    2,443   297,286     297    13,901    (11,611)   20,821              0
Net income                                            ---      ---       ---     ---       ---        ---       788            ---
Cash dividends                                        ---      ---       ---     ---       ---        ---      (175)           ---
Other comprehensive income (loss):
  Unrealized foreign currency translation             ---      ---       ---     ---       ---        ---       ---           (142)
  Unrealized holding loss                             ---      ---       ---     ---       ---        ---       ---            (83)
Common stock acquired (31,656 shares)                 ---      ---       ---     ---       ---       (226)      ---            ---
Class B conversion to common stock                  1,281        1    (1,281)     (1)      ---        ---       ---            ---
                                                ---------   ------   --------   ----   -------    -------   -------          -----
Balance December 31, 1999                       2,444,400    2,444   296,005     296    13,901    (11,837)   21,434           (225)
Net income (loss)                                     ---      ---       ---     ---       ---        ---    (2,231)           ---
Cash dividends                                        ---      ---       ---     ---       ---        ---      (174)           ---
Other comprehensive income (loss):
  Unrealized foreign currency translation             ---      ---       ---     ---       ---        ---       ---             20
  Unrealized holding gain                             ---      ---       ---     ---       ---        ---       ---             68
Class B conversion to common stock                  1,162        1    (1,162)     (1)      ---        ---       ---            ---
                                                ---------   ------   -------    ----   -------    -------   -------          -------
Balance December 31, 2000                       2,445,562   $2,445   294,843    $295   $13,901   $(11,837)  $19,029          $(137)
------------------------------------------------------------------------------------------------------------------------------------






CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



In thousands                              Years ended December 31       2000        1999         1998
------------------------------------------------------------------------------------------------------

Net income (loss)                                                    $(2,231)      $ 788       $1,699
                                                                     -------       -----       -------
Other comprehensive income / (loss), net of tax:
  Unrealized foreign currency translation                                 20        (142)          49
  Unrealized holding gain / (loss) on securities                          68         (83)         (78)
                                                                      ------       -----       -------
Total other comprehensive income / (loss)                                 88        (225)         (29)
                                                                      ------       -----       -------

Comprehensive income (loss)                                          $(2,143)      $ 563       $1,670
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies
Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is recorded as a separate line in the Consolidated Statements of Operations.
      Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
      Available-for-sale securities: Available-for-sale securities consist of common and preferred stock holdings and corporate debt securities and are stated at fair value.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value.
      Equipment on rental and property, plant and equipment: Equipment on rental and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:
------------------------------------------------------------------------------
Equipment on rental                         5 to 15 years
Buildings and improvements                 10 to 45 years
Machinery, fixtures and equipment           4 to 15 years
Leaseholds and improvements                 2 to 15 years
------------------------------------------------------------------------------

When equipment on rental and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
      Goodwill and intangibles: Goodwill and intangible assets are amortized on a straight line basis, using the following useful lives: Goodwill over 20 years; non-compete agreements over their contractual terms of five and seven years; deferred financing costs over the life of the related debt; and patents and other intangibles over 14 to 30 years.
      Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method which contemplates contract expiration, fall-out, and non-renewal.
      Impairment of long-lived assets: The Company evaluates long-lived assets, including intangible assets and goodwill, for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such an evaluation for assets to be held and used, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to measure whether the asset is recoverable. For assets held for sale, possible impairment is measured by comparing the carrying amount of the asset to net realizable value.
      Revenue recognition: Rental revenue from leasing of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not yet been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" (SAB 101). The bulletin addresses the staff's views on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter 2000. It did not have an impact on the consolidated financial statements.
      Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
      Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
      Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows.
      Accounting pronouncement: The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation prior to adoption. All derivatives are to be recognized as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company will record a transitional adjustment upon adoption of SFAS 133 in the amount of $21,000.

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


2. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $36,000 and $105,000 (before reclassification adjustment for realized gains and losses) were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 2000 and 1999, respectively. The Company realized losses on the sales of available-for-sale securities of $54,000 in 2000 and $3,000 in 1999.

Available-for-sale securities consist of the following:


                                      2000                        1999
                                -------------------------------------------------
                                Fair       Unrealized       Fair       Unrealized
In thousands                    Value      Losses           Value      Losses
---------------------------------------------------------------------------------
Equity securities                $495            $212      $  473            $232
Corporate debt securities-
  maturities of up to 5 years       -               -       3,193              45
                                  ---             ---       -----             ---
                                 $495            $212      $3,666            $277
---------------------------------------------------------------------------------

3. Inventories
Inventories consist of the following:

In thousands                          2000        1999
------------------------------------------------------
Raw materials and spare parts       $4,837      $3,532
Work-in-progress                     1,450       1,459
Finished goods                       1,494       1,155
                                    ------      ------
                                    $7,781      $6,146
------------------------------------------------------

4. Property, Plant and Equipment
Property, plant and equipment consist of the following:

In thousands                               2000         1999
------------------------------------------------------------
Land, buildings and improvements        $32,716      $27,437
Machinery, fixtures and equipment        13,919       13,133
Leaseholds and improvements               1,893        3,841
                                        -------      -------
                                        $48,528      $44,411
------------------------------------------------------------

Land, buildings and equipment having a net book value of $30.0 million and $20.5 million at December 31, 2000 and 1999, respectively, were pledged as collateral under mortgage agreements.


5. Other Assets
Other assets consist of the following:


In thousands                                                    2000        1999
--------------------------------------------------------------------------------
Deferred financing costs, net of
  accumulated amortization of $1,079 - 2000
  and $957 - 1999                                             $1,658      $1,861
Goodwill and noncompete agreements,
  net of accumulated amortization of $945 -
  2000 and $834 - 1999                                         1,362       1,473
Investment in and loans to joint venture                         899         964
Maintenance contracts, net of accumulated
  amortization of $2,108 - 2000
  and $1,980 - 1999                                              517         645
Prepaids, including pension asset                                492         781
Patents and other intangibles, net of
  accumulated amortization of $432 - 2000
  and $386 - 1999                                                106         152
Deposits and other                                               645         573
                                                              ------      ------
                                                              $5,679      $6,449
--------------------------------------------------------------------------------

Deferred financing costs relate to issuance of the 7-1/2% convertible subordinated notes, the 9-1/2% subordinated debentures, and other financing agreements.
      Goodwill and noncompete agreements relate to the acquisitions of two separate outdoor businesses.
      The loan to the joint venture, MetroLux Theatres, had a balance of $502,000 and $596,000 at December 31, 2000 and 1999, respectively, of which $502,000 and $94,000 were classified as current at December 31, 2000 and 1999, respectively.
      Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.


6. Write-Off of Assets
During the fourth quarter of 2000, the Company recorded an impairment charge of $1,306,000 relating to an intangible asset and equipment at its older Lake Dillon, Colorado, theatre, and $145,000 for certain older outdoor manufacturing equipment. The charge relating to the theatre was taken as a result of continuing disappointing box office receipts resulting in part from the Company's opening of a modern six-plex theatre in the same community in 1999. The Company recorded this impairment after analyzing its latest plans and projections of cash flows for this theatre, and determined that a charge was appropriate at this time. Previously, management had been working various strategies to improve operating results, such strategies were not having the desired effect, resulting in the need to record an impairment at this time. Under the terms of its lease, the Company is obligated to operate this theatre for the next 14 years. The charge for the outdoor manufacturing equipment relates to assets held for sale at its former Logan, Utah manufacturing facility after recent marketplace activity provided indication that the Company's carrying value was in excess of net realizable value.


7. Taxes on Income
The components of income tax expense (benefit) are as follows:


In thousands                               2000        1999       1998
----------------------------------------------------------------------
Current:
  Federal                                 $(320)      $ 277     $  637
  State and local                           (23)         64        144
  Foreign                                   447         169         18
                                          -----       -----     ------
                                            104         510        799
Deferred:
  Federal                                  (601)       (157)       304
  State and local                          (313)        131        226
  Foreign                                   (57)        (40)         -
                                          -----       -----      -----
                                           (971)        (66)       530
                                          -----       -----     ------
Total income tax expense (benefit)        $(867)      $ 444     $1,329
----------------------------------------------------------------------

Income taxes provided (benefit) differed from the expected federal statutory rate of 34% as follows:



                                                 2000            1999           1998
------------------------------------------------------------------------------------
Statutory federal income tax (benefit) rate     (34.0%)          34.0%          34.0%
State income taxes, net of federal benefit       (7.2)           10.4            8.1
Foreign operating losses (income) not
  providing current tax benefit (expense)         5.4           (12.3)             -
Foreign income taxed at different rates           2.7            (0.5)             -
Unused income tax credits                         3.9               -              -
Other                                             1.2             4.4            1.8
                                                ------           ----           ----
Effective income tax (benefit) rate             (28.0%)          36.0%          43.9%
------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


In thousands                                2000         1999
-------------------------------------------------------------
Deferred tax asset:
  Tax credit carryforwards               $ 2,276       $2,469
  Operating loss carryforwards             3,687        1,852
  Net pension cost                           451          247
  Litigation                                 201          176
  Other                                      739          695
  Valuation allowance                       (320)        (219)
                                         -------       ------
                                           7,034        5,220
Deferred tax liability:
  Depreciation                             9,675        8,809
  Gain on purchase of
    Company's 9% debentures                  439          439
  Net pension benefit                        373          373
  Other                                      211          205
                                         -------       ------
                                          10,698        9,826
                                         -------       ------
Net deferred tax liability               $ 3,664       $4,606
-------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $2,162,000 paid by the Company which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $8,600,000, which begin to expire in 2019, and Australian net operating loss carryforwards of approximately $300,000, which may be carried forward indefinitely.

A valuation allowance has been established for the amount of deferred tax assets related to Australian and state net operating loss carryforwards, which management estimates will more likely than not expire unused.


8. Accrued Liabilities
Accrued liabilities consist of the following:

In thousands                                      2000          1999
--------------------------------------------------------------------
Compensation and employee benefits              $1,213        $1,298
Taxes payable                                    1,210           999
Interest payable                                   643           617
Other                                            3,013         2,179
                                                ------        ------
                                                $6,079        $5,093
--------------------------------------------------------------------

9. Long-Term Debt
Long-term debt consist of the following:


In thousands                                                       2000          1999
-------------------------------------------------------------------------------------
7-1/2% convertible subordinated notes due 2006                  $30,197       $30,490
9-1/2% subordinated debentures due 2012                           1,057         1,057
Term loans - bank, secured due in quarterly installments
  through 2005                                                    7,095         8,712
Revolving credit facility - bank, secured                         9,050         8,750
Real estate mortgages - secured, due in monthly
  installments through 2020                                      18,561         9,478
Loan payable - IRB, due in annual installments through
  2014                                                            4,615         4,825
Construction loans - secured                                          -         4,326
Loan payable - CEBA, secured due in monthly installments
  through 2006 at 0.0%                                              295           336
Loan payable - CDA, secured due in monthly installments
  through 2002 at 5.0%                                              135           219
Capital lease obligations - secured, due in monthly
  installments through 2004 at 5.3%                                 109           140
                                                                -------        ------
                                                                 71,114        68,333
Less portion due within one year                                  2,562         2,381
                                                                -------       -------
Long-term debt                                                  $68,552       $65,952
-------------------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

In thousands      2001       2002       2003       2004       2005
------------------------------------------------------------------
                $2,562     $2,890     $3,805     $3,849     $6,758

The 7-1/2% convertible subordinated notes (the "Notes") are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at any time on or after December 1, 2001, at declining premiums. The related Indenture agreement contains certain financial covenants which include limitations on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. During 2000, the Company repurchased $293,000 face value of its Notes at an average price of $79.56, and recognized $35,000 of income (net of tax).
      The 9-1/2% subordinated debentures (the "Debentures") are due in annual sinking fund payments of $105,700, beginning in 2009 with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
      The Company has a bank Credit Agreement, which was amended subsequent to year end, which provides for both term loans and a $15 million revolving credit facility which is available until June 2002, and requires an annual facility fee on the unused commitment of 0.375%. The Company has provided the bank with a security interest in substantially all assets of its display business. At December 31, 2000, under the term loans, $5.2 million and $1.9 million were outstanding, under the revolving credit facility, $9.1 million was outstanding leaving $5.9 million in borrowing capacity under this facility. The Credit Agreement contains certain financial covenants, which at December 31, 2000 included a defined debt service coverage ratio of 1.25 to 1.0, a defined debt to cash flow ratio of 4.25 to 1.0 and an annual limitation of $750,000 on cash dividends. At December 31, 2000 the Company was in compliance with such financial covenants. The term loans bear interest at LIBOR plus 1.75%. At December 31, 2000 there were two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms, which have the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.86% through July 2002. At December 31, 2000, the gain to the Company to terminate the interest rate swap agreements was $21,000. Payments on the $1.9 million term loan are due in even quarterly installments through July 2002, payments on the $5.2 million term loan are due in even quarterly installments through July 2005 and a final maturity of $2.7 million in August 2005.
      Under the Credit Agreement, the Company has the option to convert the outstanding balance on the revolving credit facility into a four-year term loan. Upon conversion to a term loan, the revolving credit borrowings would be repayable in even quarterly installments until maturity. Interest is computed at LIBOR plus 2.5% (9.06% at December 31, 2000).
      The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2020. Depending upon the mortgage, the interest rate is either fixed, floating or adjustable. At December 31, 2000, such interest rates ranged from 7.50% to 9.50%.
      On June 3, 1999 as part of a loan agreement entered into with the City of Logan, Cache County, Utah, the Company financed $4.8 million of a combination of Tax-Exempt and Taxable Revenue Bonds ("Bonds") for the construction of its new 55,000 square foot outdoor display facility in Logan, Utah. The Bonds are secured by an irrevocable letter of credit issued by a bank. At the direction of the Company, the Bonds may be redeemed in whole or in part prior to the maturity date. The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent) which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may, from time to time, change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate. At December 31, 2000, the interest rates on the Bonds were 5.00% and 7.10%, respectively, plus a 1.25% letter of credit fee.
      During 2000, the Company incurred interest costs of $5.98 million of which $0.1 million was capitalized during construction of qualified assets. At December 31, 2000, the fair value of the Notes and the Debentures was $24.7 million and $1.1 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.
      During 1999 the Company had construction loans for certain of its theatre properties being constructed, which did not require monthly principal installments and matured in 2000.


10. Stockholders' Equity
During 2000, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2000 and January 2001. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
      The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares would have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
      During 1999, the Board of Directors authorized the repurchase, from time to time, of up to $400,000 in shares of the Company's Common Stock. As of December 31, 2000, under this program, the Company had purchased 31,656 shares at a cost of $226,000.
      During 1998, the stockholders approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
      Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.3 million at both December 31, 2000 and 1999.


11. Engineering Development
Engineering development expense was $326,000, $535,000 and $352,000 for 2000, 1999 and 1998, respectively.


12. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute amounts sufficient to satisfy regulatory funding standards. At December 31, 2000, plan assets consist principally of insurance company funds, mutual funds and $185,000 in the Company's 9-1/2% subordinated debentures.

      The funded status of the plan as of December 31, 2000 and 1999 is as follows:


In thousands                                                 2000         1999
------------------------------------------------------------------------------
Change in projected benefit obligation
Projected benefit obligation at beginning of year         $ 6,438       $6,625
Service cost                                                  568          565
Interest cost                                                 493          446
Actuarial (gain)/loss                                         340         (657)
Benefits paid                                                (242)        (541)
                                                           ------        -----
Projected benefit obligation at end of year               $ 7,597       $6,438
                                                           ------        -----
Change in plan assets
Fair value of plan assets at beginning of year            $ 5,988       $5,320
Actual return on plan assets                                 (121)         752
Company contributions                                           -          457
Benefits paid                                                (242)        (541)
                                                           ------        -----
Fair value of plan assets at end of year                  $ 5,625       $5,988
                                                           ------        -----
Funded status (underfunded)
Funded status                                             $(1,972)      $ (450)
Unrecognized net actuarial (gain)/loss                      1,747          732
Unrecognized prior service cost                                11           13
                                                           ------        -----
Prepaid benefit cost/(liability)                          $  (214)      $  295
                                                           ------        -----
Weighted-average assumptions as of December 31
Discount rate                                               7.50%        7.75%
Expected return on plan assets                              9.50%        9.50%
Rate of compensation increase                               4.25%        4.50%
-----------------------------------------------------------------------------

The following items are components of the net periodic pension cost for the three years ended December 31, 2000:


In thousands                                     2000         1999          1998
--------------------------------------------------------------------------------
Service cost                                    $ 568        $ 565         $ 535
Interest cost                                     493          446           401
Expected return on plan assets                   (561)        (536)         (481)
Amortization of prior service cost                  2            2             2
Amortization of transition asset                    -            -           (12)
Amortization of net actuarial loss                  8           88            59
                                                  ---          ---           ---
Net periodic pension cost - funded plan         $ 510        $ 565         $ 504
--------------------------------------------------------------------------------

In addition, the Company provides unfunded supplemental retirement benefits for the Chief Executive Officer. The Company accrued $111,000, $97,000 and $97,000 for 2000, 1999 and 1998, respectively, for such benefits. The total liability accrued was $583,000, $472,000 and $375,000 at December 31, 2000, 1999 and 1998,
respectively.

      The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.


13. Stock Option Plans
The Company has three stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant.
      Changes in the stock option plans are as follows:

                                                                                       Weighted
                                               Number of Shares                         Average
                                   Authorized       Granted      Available       Exercise Price
-----------------------------------------------------------------------------------------------
Balance December 31, 1997             173,650       106,550         67,100               $ 9.14
Terminated                            (12,500)      (13,400)           900                 7.54
Granted                                     -         1,000         (1,000)               13.00
Exercised                              (8,341)       (8,341)             -                 7.57
                                      -------       -------        -------               ------
Balance December 31, 1998             152,809        85,809         67,000                 9.58
Terminated                               (300)       (1,300)         1,000                 7.71
Granted                                     -        44,000        (44,000)                8.83
                                      -------       -------        -------               ------
Balance December 31, 1999             152,509       128,509         24,000                 9.35
Additional shares authorized           25,000             -         25,000                    -
Terminated                             (2,650)       (3,850)         1,200                 8.16
Granted                                     -         5,500         (5,500)                6.40
                                      -------       -------        -------               ------
Balance December 31, 2000             174,859       130,159         44,700               $ 9.26
--------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least
100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2000, under the 1995 Plan, options for 89,539 shares with exercise prices ranging from $6.50 to $15.1875 per share were outstanding, 67,039 of which were exercisable.
During 2000, options for 5,000 shares were granted at an exercise price of $6.50 per share, no options were exercised, and options for 1,200 shares expired. During 1999, options for 42,500 shares were granted at exercise prices ranging from $8.80 to $9.00 per share, no options were exercised, and options for 1,000 shares expired. During 1998, options for 4,411 shares with an exercise price of $8.125 per share were exercised, and options for 900 shares expired.
       At December 31, 2000, under the 1992 Plan, options for 28,620 shares with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 2000, no options were exercised, and options for 2,650 shares expired. During 1999, no options were exercised, and options for 300 shares expired. During 1998, options for 3,930 shares with exercise prices ranging from $6.3125 to $7.5625 per share were exercised.
      Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2000, options for 12,000 shares with exercise prices ranging from $5.375 to $13.00 per share were outstanding, 11,500 of which were exercisable. During 2000, options for 500 shares were granted at an exercise price of $5.375 per share, and no options were exercised. During 1999, options for 1,500 shares were granted at an exercise price of $8.00 per share, and no options were exercised. During 1998, options for 1,000 shares were granted at an exercise price of $13.00 per share, and no options were exercised.

      The following tables summarize information about stock options outstanding at December 31, 2000:


                                      Weighted Average
Range of                  Number             Remaining      Weighted Average
Exercise Prices      Outstanding      Contractual Life        Exercise Price
----------------------------------------------------------------------------
$5.38 - $6.31              4,420                   2.8                $ 6.21
 6.32 -  7.56              8,900                   6.0                  6.97
 7.57 -  8.63             30,839                   4.2                  8.14
 8.64 -  9.69             50,400                   4.6                  8.97
 9.70 - 12.63             33,500                   5.1                 11.41
12.64 - 15.19              2,100                   5.2                 14.15
                         -------                   ---                ------
                         130,159                   4.7                $ 9.26
----------------------------------------------------------------------------


Range of                       Number           Weighted Average
Exercise Prices          Excercisable             Exercise Price
----------------------------------------------------------------
$5.38 - $6.31                   3,920                     $ 6.31
 6.32 -  7.56                   3,900                       7.56
 7.57 -  8.63                  30,839                       8.14
 8.64 -  9.69                  32,900                       9.07
 9.70 - 12.63                  33,500                      11.41
12.64 - 15.19                   2,100                      14.15
                              -------                     ------
                              107,159                     $ 9.48
----------------------------------------------------------------

The estimated fair value of options granted during 2000, 1999 and 1998 was $2.69, $3.93 and $5.24 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been reported as the pro forma amounts indicated below:


In thousands, except per share data                         2000       1999        1998
---------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders
Basic:
  As reported                                            $(2,231)      $788      $1,699
  Pro forma                                               (2,274)       737       1,676
---------------------------------------------------------------------------------------
Net income (loss) per common and common equivalent share
Basic:
  As reported                                            $ (1.77)     $0.61       $1.32
  Pro forma                                                (1.80)      0.56        1.30
Diluted:
  As reported                                              (1.77)      0.61        0.85
  Pro forma                                                (1.80)      0.56        0.84
---------------------------------------------------------------------------------------

The fair value of options granted under the Company's stock option plans during 2000, 1999 and 1998 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 2.60% in 2000, 1.77% in 1999 and 1.24% in 1998, expected volatility of approximately 37% in 2000 and 1999 and 38% in 1998, risk free interest rate of approximately 5.48% in 2000, 6.48% in 1999 and 5.1% in 1998, and expected lives of option grants of approximately four years in 2000, 1999 and 1998. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, and additional awards in future years are anticipated.

14. Earnings per Share
The following table represents the computation of basic and diluted earnings per common share for the three years ended December 31, 2000:


In thousands, except per share data               2000         1999          1998
---------------------------------------------------------------------------------
Basic earnings (loss) per share
  computation:
Net income (loss)                              $(2,231)      $  788        $1,699
                                               -------       ------        ------
Weighted average common
  shares outstanding                             1,261        1,286         1,290
                                               -------       ------        ------
Basic earnings (loss) per common share         $ (1.77)      $ 0.61        $ 1.32
                                               -------       ------        ------
Diluted earnings (loss) per share
  computation:
Net income (loss)                              $(2,231)      $  788        $1,699
Add: After tax interest expense
  applicable to convertible debt (1)                 -            -         1,411
Add: After tax changes to income
  applicable to assumed conversion                   -            -           (98)
                                               -------       ------        ------
Adjusted net income (loss)                     $(2,231)      $  788        $3,012
                                               -------       ------        ------
Weighted average common
  shares outstanding                             1,261        1,286         1,290
Assumes exercise of options reduced
  by the number of shares which could
  have been purchased with the proceeds
  from exercise of such options (2)                  -            2             7
Assumes conversion of 7-1/2%
  convertible subordinated notes (1)                 -            -         2,257
                                               -------       ------        ------
Total weighted average shares                    1,261        1,288         3,554
                                               -------       ------        ------
Diluted earnings (loss) per common share        $(1.77)      $ 0.61        $ 0.85
---------------------------------------------------------------------------------

(1) The incremental shares from the assumed conversion of the Company's 7-1/2% convertible subordinated notes are not included in the 2000 and 1999 diluted earnings (loss) per common share calculation, as the effect is antidilutive.

(2) The 2000 diluted earning (loss) per common share calculation does not include options to purchase 130,159 shares of common stock as the effect is antidilutive. The 1999 diluted earnings per common share calculation does not include options to purchase 88,500 shares of common stock, which were outstanding, with exercise prices ranging from $8.625 to $15.1875 per share because the exercise prices were greater than the average market price of the common stock. The 1998 diluted earnings per common share calculation does not include options to purchase 9,600 shares of common stock, which were outstanding, with exercise prices ranging from $11.4375 to $15.1875 per share because the exercise prices were greater than the average market price of the common stock.


15. Commitments and Contingencies
Contingencies: The Company has employment agreements with certain executive officers which expire at various dates through December 2010. At December 31, 2000, the aggregate commitment for future salaries, excluding bonuses, was approximately $5.8 million.
      During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which are classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. The loans will be forgiven on a pro-rata basis when predetermined employment levels are attained.
      During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company believes it has made adequate provisions to cover such matters. Certain of the amounts are subject to insurance recoveries.
      Management has received certain claims by customers related to contractual matters which are being discussed, and believes that it has adequate provisions for such matters.
      The Company is currently involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor has alleged claims against the Company in the amount of $489,000 due under a contract. The Company has denied any liability and has asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration is not determinable at this time.
      Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2000 are as follows: $627,000 - 2001, $573,000 - 2002, $561,000 - 2003, $479,000 -
2004, $402,000 - 2005, $2,682,000 - thereafter.  Rent expense was $687,000,
$601,000 and $585,000 in the years ended December 31, 2000, 1999 and 1998, respectively.
      Commitments: The Company has a purchase commitment with one of its suppliers to purchase a specified quantity of raw materials over the next three years. In the event the Company does not purchase the specified quantity, a maximum surcharge of $100,000 can be imposed by the supplier.
      Guarantees: The Company has guaranteed a $2.5 million mortgage loan obtained by its joint venture, MetroLux Theatres. The Company has received a guarantee from the unrelated general partner of MetroLux Theatres for their pro-rata share of the indebtedness.
      The Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $1,375,000 if, upon default, the lessor cannot recover the unamortized balance.


16. Business Segment Data
Operating segments are based on the Company's business components about which separate financial information is available, and is evaluated regularly by the Company's chief operating decision makers, in deciding how to allocate resources and in assessing performance.
      The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns and operates a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs which are not directly identifiable with a segment. There are no intersegment sales.

      Information about the Company's operations in its three business segments for the three years ended December 1, 2000 is as follows:


In thousands                                         2000         1999         1998
-----------------------------------------------------------------------------------
Revenues:
  Indoor display                                 $ 24,363     $ 23,419      $25,983
  Outdoor display                                  30,539       31,344       31,056
  Entertainment and real estate                    11,861        8,055        6,739
                                                 --------     --------      -------
Total revenues                                   $ 66,763     $ 62,818      $63,778
                                                 --------     --------      -------
Operating income:
  Indoor display                                 $  7,473     $  7,331      $ 7,650
  Outdoor display                                     370        2,252        4,078
  Entertainment and real estate                       417        1,027          811
                                                 --------     --------      -------
Total operating income                              8,260       10,610       12,539
Other income                                          626          258          123
Corporate general and administrative expenses      (6,449)      (5,977)      (6,182)
Interest expense - net                             (5,535)      (3,659)      (3,452)
                                                 --------     --------      -------
Income (loss) before income taxes                $ (3,098)    $  1,232      $ 3,028
                                                 --------     --------      -------

Assets:
  Indoor display                                 $ 42,887     $ 42,283
  Outdoor display                                  37,683       36,956
  Entertainment and real estate                    27,237       24,931
                                                 --------     --------
Total identifiable assets                         107,807      104,170
General corporate                                   5,208        8,278
                                                 --------     --------
Total assets                                     $113,015     $112,448
                                                 --------     --------
Depreciation and amortization:
  Indoor display                                 $  5,187     $  4,853      $ 4,238
  Outdoor display                                   2,791        2,581        2,459
  Entertainment and real estate                       993          594          475
  General corporate                                   561          654          690
                                                 --------     --------      -------
Total depreciation and amortization              $  9,532     $  8,682      $ 7,862
                                                 --------     --------      -------
Capital expenditures:
  Indoor display                                 $  7,162     $  5,820      $ 6,847
  Outdoor display                                   5,202        4,147        1,798
  Entertainment and real estate                     5,822       10,101        3,920
  General corporate                                   129          297          397
                                                 --------     --------      -------
Total capital expenditures                       $ 18,315     $ 20,365      $12,962
-----------------------------------------------------------------------------------

17. Fourth Quarter Events (unaudited)
The Company recorded the following items during the quarter ended December 31, 2000: (1) an impairment charge of $1,044,000 (net of tax) related to an intangible theatre asset and equipment at its older Lake Dillon, CO theatre and certain older outdoor display manufacturing equipment, (2) a decrease to net income (loss) of $72,000 related to an outdoor sports display sales contract, and (3) a reduction in the effective tax benefit rate for the year, which had the effect on reducing the quarterly income tax benefit by approximately $192,000. During the quarter ended December 31, 1999, the Company adjusted certain research and development expenses resulting in a decrease to net income of approximately $78,000.

                    Independent Auditors' Report


To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2000 and 1999 and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 28, 2001

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

  (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

    Name                          Office                                   Age
------------------         ----------------------------                    ---
Richard Brandt             Chairman of the Board                           73

Victor Liss                Vice Chairman of the Board,                     64
                           President and Chief Executive
                           Officer

Michael R. Mulcahy         Executive Vice President                         52

Matthew Brandt             Senior Vice President                            37

Thomas Brandt              Senior Vice President                            37

Karl P. Hirschauer         Senior Vice President                            55

Thomas F. Mahoney          Senior Vice President                            53

Al L. Miller               Senior Vice President                            55

Angela D. Toppi            Senior Vice President, Treasurer,                45
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

Mr. Miller was elected Senior Vice President in charge of manufacturing and materials on September 27, 1997, on February 1, 2000, field service operations were added to his area of responsibility. Mr. Miller has been employed by the Company since 1995. Mr. Miller served as Vice President in charge of manufacturing and materials between March 13, 1995 and September 27, 1997. Mr. Miller was self-employed as a consultant in 1995.

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


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:
       (1)    Financial Statements:
              Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.
              Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.
              Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

              Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.
              Notes to Consolidated Financial Statements.
              Independent Auditors' Report.

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

      10.4(a) 1989 Non-Employee Director Stock Option Plan, as amended
              (incorporated by reference to Exhibit 10.4(a) of Form 10-K for the year ended December 31, 1999).

          (b) 1992 Stock Option Plan (incorporated by reference to Proxy Statement dated April 3, 1992).

          (c) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

      10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 1995). Fourth Amendment Agreement dated as of December 19, 1997 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1997). Sixth Amendment Agreement dated as of November 5, 1998 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1998). Eighth Amendment Agreement dated as of June 3, 1999 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1999). Ninth Amendment

              Agreement dated as of December 31, 1999 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1999). Letter Agreement dated as of September 30, 2000 and Letter Agreement dated as of December 31, 2000, included herewith.

      10.6 Employment Agreement with Richard Brandt dated as of September 1, 2000 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2000).

      10.7 Employment Agreement with Victor Liss dated as of January 1, 1997 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 1996). Amendment to Employment Agreement with Victor Liss dated as of September 23, 1999 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 1999).

      10.8 Employment Agreement with Michael R. Mulcahy dated as of June 1, 1998 (incorporated by reference to Exhibit 10(b) of Form 10-Q for the quarter ended September 30, 1998).

      10.9 Employment Agreement with Karl Hirschauer dated as of January 1, 2000 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1999).

      10.10 Employment Agreement with Thomas F. Mahoney dated as of June 1, 1998 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998).

      10.11 Employment Agreement with Al Miller dated as of January 1, 1999 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1998). Amendment to Employment Agreement with Al Miller dated as of January 1, 2000 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1999).

      10.12 Employment Agreement with Angela Toppi dated as of January 1, 2000 (incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1999).

      10.13   Agreement with Nottingham Partners, Deerfield Partners, Jonathan
              P. Schwartz and Nathaniel B. Guild dated April 4, 1991 (incorporated by reference to Exhibit 28(a) of Form 8-K filed April 9, 1991).

      10.14 Agreement with Baupost Group, Inc. and Baupost Partners dated April 4, 1991 (incorporated by reference to Exhibit 28(b) of Form 8-K filed April 9, 1991).

      10.15 Agreement between Trans-Lux Midwest Corporation and Fairtron Corporation dated as of April 30, 1997 (incorporated by reference to Exhibit 10(a) of Form 8-K filed May 15, 1997).

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


                                   by /s/ Robert P. Bosworth
                                     ------------------------
                                     Robert P. Bosworth
                                     Vice President and
                                     Chief Accounting Officer












Dated:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



   /s/ Richard Brandt                                             March 30, 2001
-------------------------------------
Richard Brandt, Chairman of the Board

   /s/ Victor Liss                                                March 30, 2001
------------------------------------
Victor Liss, Vice Chairman of the
Board, President and Chief Executive
Officer

   /s/ Steven Baruch                                              March 30, 2001
------------------------------------
Steven Baruch, Director

   /s/ Matthew Brandt                                             March 30, 2001
------------------------------------
Matthew Brandt, Senior Vice President

   /s/ Thomas Brandt                                              March 30, 2001
------------------------------------
Thomas Brandt, Senior Vice President

   /s/ Howard M. Brenner                                          March 30, 2001
------------------------------------
Howard M. Brenner, Director

   /s/ Jean Firstenberg                                           March 30, 2001
------------------------------------
Jean Firstenberg, Director

                                                                  March 30, 2001
------------------------------------
Allan Fromme, PhD, Director

   /s/ Robert B. Greenes                                          March 30, 2001
------------------------------------
Robert Greenes, Director

   /s/ Gene F. Jankowski                                          March 30, 2001
------------------------------------
Gene F. Jankowski, Director

   /s/ Howard S. Modlin                                           March 30, 2001
------------------------------------
Howard S. Modlin, Director