Form 10-Q
period 2001-03-31
TRANS LUX CORP
filed 2001-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
                               --------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               -----------   ------------

Commission file number 1-2257
                       ------


                             TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-1394750
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


   110 Richards Avenue, Norwalk, CT                              06856-5090
----------------------------------------                        ------------
(Address of principal executive offices)                         (Zip code)


                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Date                     Class                         Shares Outstanding
-------            -------------------------------        ------------------
5/14/01            Common Stock - $1.00 Par Value               965,905
5/14/01            Class B Stock - $1.00 Par Value              294,843
                   (Immediately convertible into a like
                   number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index


                                                                      Page No.
                                                                      --------

Part I - Financial Information


       Item 1. Consolidated Balance Sheets - March 31, 2001 (unaudited)
               and December 31, 2000                                        1

               Consolidated Statements of Operations - Three Months
               Ended March 31, 2001 and 2000 (unaudited)                    2

               Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 2001 and 2000 (unaudited)                    3

               Notes to Consolidated Financial Statements (unaudited)       4

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    7

       Item 3. Quantitative and Qualitative Disclosures about Market Risk   9


Part II - Other Information


       Item 6. Exhibits and Reports on Form 8-K                             9

               Signatures                                                  10

                                              Part I - Financial Information
                                              ------------------------------

                                        TRANS-LUX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                               March 31                December 31
In thousands, except share data                                                  2001                     2000
------------------------------------------------------------------------------------------------------------------

                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  2,380                   $  3,920
   Available-for-sale securities                                                    541                        495
   Receivables                                                                    9,755                      8,010
   Unbilled receivables                                                             681                      1,158
   Inventories                                                                    7,523                      7,781
   Prepaids and other                                                               489                        754
                                                                               --------                   --------
      Total current assets                                                       21,369                     22,118
                                                                               --------                   --------

Equipment on rental                                                              82,908                     80,725
   Less accumulated depreciation                                                 36,458                     34,787
                                                                               --------                   --------
                                                                                 46,450                     45,938
                                                                               --------                   --------

Property, plant and equipment                                                    48,614                     48,528
   Less accumulated depreciation and amortization                                 9,842                      9,248
                                                                               --------                   --------
                                                                                 38,772                     39,280
Other assets                                                                      5,690                      5,679
                                                                               --------                   --------

                                                                               $112,281                   $113,015
                                                                               ========                   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  2,263                   $  4,214
   Accrued liabilities                                                            5,939                      6,079
   Current portion of long-term debt                                              2,600                      2,562
                                                                               --------                   --------
      Total current liabilities                                                  10,802                     12,855
                                                                               --------                   --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                                30,177                     30,197
   9 1/2% subordinated debentures due 2012                                        1,057                      1,057
   Notes payable                                                                 38,738                     37,298
                                                                               --------                   --------
                                                                                 69,972                     68,552
Deferred revenue, deposits and other                                              4,178                      4,248
Deferred income taxes                                                             3,656                      3,664
                                                                               --------                   --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value -  5,500,000 shares authorized
     2,445,562 shares issued in 2001 and 2000                                     2,445                      2,445
   Class B  - $1 par value - 1,000,000 shares authorized
     294,843 shares issued in 2001 and 2000                                         295                        295
   Additional paid-in-capital                                                    13,901                     13,901
   Retained earnings                                                             19,009                     19,029
   Accumulated other comprehensive loss                                            (140)                      (137)
                                                                               --------                   --------
                                                                                 35,510                     35,533
   Less treasury stock - at cost - 1,479,688 shares in 2001 and 2000
      (excludes additional 294,843 shares held in 2001
      and 2000 for conversion of Class B stock)                                  11,837                     11,837
                                                                               --------                   --------
   Total stockholders' equity                                                    23,673                     23,696
                                                                               --------                   --------
                                                                               $112,281                   $113,015
                                                                               ========                   ========
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                        1

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)



                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                                ------------------------

In thousands, except per share data                               2001            2000
----------------------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                              $ 6,492         $ 5,959
  Equipment sales                                                  7,946           6,378
  Theatre receipts and other                                       2,959           2,315
                                                                 -------          ------
     Total revenues                                               17,397          14,652
                                                                 -------          ------
Operating expenses:
  Cost of equipment rentals and maintenance                        3,355           3,335
  Cost of equipment sales                                          5,661           4,769
  Cost of theatre receipts and other                               2,243           1,925
                                                                  ------          ------
     Total operating expenses                                     11,259          10,029
                                                                  ------          ------
Gross profit from operations                                       6,138           4,623
General and administrative expenses                                4,818           4,750
                                                                  ------          ------
                                                                   1,320            (127)
Interest income                                                       45              96
Interest expense                                                  (1,441)         (1,278)
Other income                                                          52               6
Income from joint venture                                             70              53
                                                                  ------          ------
Income (loss) before income taxes                                     46          (1,250)
Provision (benefit) for income taxes                                  21            (562)
                                                                  ------          ------
Net income (loss)                                                    $25           ($688)
                                                                  ======          ======

Earnings (loss) per share:
  Basic                                                            $0.02          ($0.55)
  Diluted                                                          $0.02          ($0.55)

Average common shares outstanding:
  Basic                                                            1,261           1,261
  Diluted                                                          1,261           1,261

Cash dividends per share:
  Common stock                                                    $0.035          $0.035
  Class B stock                                                  $0.0315         $0.0315

________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

                   TRANS-LUX CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                               ---------------------------
In thousands                                                                                      2001            2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                                  $   25           $ (688)
Adjustment to reconcile net income (loss) to net cash
 used in operating activities:
    Depreciation and amortization                                                                   2,367            2,211
    Net income of joint venture                                                                       (70)             (53)
    Deferred income taxes                                                                              21             (562)
    Loss on sale of securities                                                                          -                7
    Gain on purchase of Company's 7 1/2% convertible subordinated notes                                (5)             (15)
    Changes in operating assets and liabilities:
      Receivables                                                                                  (1,268)           1,485
      Inventories                                                                                     258             (806)
      Prepaids and other assets                                                                        (6)            (638)
      Accounts payable and accruals                                                                (2,169)          (1,845)
      Deferred revenue, deposits and other                                                            (70)             357
                                                                                                   -------          -------
                Net cash used in operating activities                                                (917)            (547)
                                                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                                  (2,183)          (1,990)
Purchases of property, plant and equipment                                                            (86)          (3,503)
Usage of construction funds                                                                             -            1,312
Proceeds from joint venture                                                                           228               24
Proceeds from sale of securities                                                                        -              550
                                                                                                   -------          -------
                Net cash used in investing activities                                              (2,041)          (3,607)
                                                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                                        2,100            3,753
Repayment of long-term debt                                                                          (622)            (516)
Purchase of Company's 7 1/2% convertible subordinated notes                                           (15)             (78)
Cash dividends                                                                                        (45)             (43)
                                                                                                   -------          -------
                Net cash provided by financing activities                                           1,418            3,116
                                                                                                   -------          -------

Net decrease in cash and cash equivalents                                                          (1,540)          (1,038)
Cash and cash equivalents at beginning of year                                                      3,920            3,651
                                                                                                   -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $2,380           $2,613
                                                                                                   =======          =======

---------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                        $769             $679
Interest received                                                                                      56              109
Income taxes paid                                                                                     400                5
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2001 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation prior to adoption. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $6.7 million to reduce exposure to interest fluctuations on it bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At March 31, 2001, the mark-to-market loss for the interest rate swap hedge included in other comprehensive gain (loss) totaled $60,000.

Note 2 - Inventories

Inventories consist of the following:


                                      March 31             December 31
In thousands                            2001                  2000
----------------------------------------------------------------------

Raw materials and spare parts         $4,612                  $4,837
Work-in-progress                       1,660                   1,450
Finished goods                         1,251                   1,494
                                       -----                   -----
                                      $7,523                  $7,781
                                      ======                  ======

Note 3 - Long-Term Debt

During the three months ended March 31, 2001, long-term debt increased $1.4 million, which represents borrowings under the revolving credit facility, offset by repayment of long-term debt. The Company has a bank Credit Agreement that provides for a $15.0 million revolving credit facility, which is available until June 2002, and requires an annual facility fee on the unused commitment of
 .375%. At March 31, 2001, $11.2 million was outstanding leaving $3.8 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at March 31, 2001 included a defined debt service coverage ratio of 1.25 to 1.0 and a defined debt to cash flow ratio of 4.25 to 1.0. At March 31, 2001 the Company was in compliance with such financial covenants.

Note 4 - Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries, unrealized holding gains or losses on the Company's available-for-sale securities and the effects of accounting for hedges under SFAS 133 (see Note 1). Total comprehensive loss was $99,000 and $694,000 for the three months ended March 31, 2001 and 2000, respectively.

Note 5 - Earnings (Loss) per Share

The following table represents the computation of basic and diluted earnings (loss) per common share for the three months ended
March 31, 2001 and 2000:

In thousands, except per share data                      2001            2000
-------------------------------------------------------------------------------

Basic earnings (loss)  per share computation:

Net income (loss)                                      $   25         $  (688)
                                                        -----           ------
Weighted average common shares outstanding              1,261           1,261
                                                        -----           -----
Basic earnings (loss)  per common share                $ 0.02         $ (0.55)
                                                       ======         ========


Diluted earnings (loss)  per share computation:

Net income (loss)                                          25         $  (688)

Add: After tax interest expense applicable to
     convertible Debt  (1)                                  -               -
                                                       ------         -------
Adjusted net income (loss)                             $   25         $  (688)
                                                       ======         ========
Weighted average common shares outstanding              1,261           1,261

Assumes exercise of options reduced by the number
 of shares which could have been purchased with
 the proceeds from exercise of such options (2)             -               -

Assumes conversion of 7 1/2% convertible
 subordinated notes (1)                                     -               -

Total weighted average common shares                    1,261           1,261
                                                       ======          ======
Diluted earnings (loss)  per common share              $ 0.02         $ (0.55)
                                                       ======         ========


(1) The incremental shares from the assumed conversion of the Company's 7 1/2% convertible subordinated notes are not included in the diluted earnings
    (loss) per common share calculation, as the effect is antidilutive.

(2) The 2001 diluted earnings per common share calculation does not include options to purchase 129,959 shares of common stock, which were outstanding, with exercise prices ranging from $5.375 to $15.1875 per share because the exercise prices were greater than the average market price of the common stock. The 2000 earnings (loss) per common share calculation does not include options to purchase 129,259 shares of common stock, as the effect is antidilutive.

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate items relate to resources and costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 2001 and 2000 is as follows:

In thousands                                         2001           2000
------------------------------------------------------------------------
Revenues:
  Indoor display                                  $ 6,604        $ 5,027
  Outdoor display                                   7,834          7,310
  Entertainment and real estate                     2,959          2,315
                                                  -------        -------
Total revenues                                    $17,397        $14,652
                                                  -------        -------
Operating income:
  Indoor display                                  $ 2,246        $ 1,378
  Outdoor display                                     399             34
  Entertainment and real estate                       570            191
                                                  -------        -------
Total operating income                            $ 3,215        $ 1,603
Other income                                           52              6
Corporate general and administrative expenses      (1,825)        (1,677)
Interest expense-net                               (1,396)        (1,182)
                                                  --------       --------
Income (loss) before income taxes                 $    46        $(1,250)
                                                  ========       ========



Note 7 - Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company believes it has made adequate provisions to cover such matters. Certain of the amounts are subject to insurance recoveries. Management has received certain claims by customers related to contractual matters which are being discussed, and believes that it has adequate provisions for such matters. The Company is currently involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor has alleged claims against the Company in the amount of $489,000 due under a contract. The Company has denied any liability and has asserted claims in the amount of $467,000 that among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration is not determinable at this time.

Item 3.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

The Company's total revenues for the three months ended March 31, 2001 increased 18.7% to $17.4 million from $14.7 million for the three months ended March 31, 2000. Indoor display revenues increased $1.6 million or 31.4%. Of this increase, indoor display equipment rental and maintenance revenues increased $420,000 or 10.8%, primarily due to new rental and maintenance contracts and renewal of existing contracts, and indoor display equipment sales increased $1.2 million or 101%, primarily in the financial segment. Outdoor display revenues increased $524,000 or 7.2%. Of this increase, outdoor display equipment rental and maintenance revenues increased $113,000 or 5.4%, and outdoor display equipment sales increased $411,000 or 7.9%, primarily in the outdoor sports segment. Entertainment and real estate revenues increased $644,000 or 27.8%. This increase in revenues is primarily from two newly constructed multiplex theatres consisting of 14 screens in Los Lunas, NM and Sahuarita, AZ which opened in February 2000 and May 2000, respectively.

Total operating income for the three months ended March 31, 2001 increased 101% to $3.2 million from $1.6 million for the three months ended March 31, 2000. Indoor display operating income increased $868,000 or 63.0%, primarily as a result of the increase in revenues. The cost of indoor displays represented 44.4% of related revenues for the three months ended March 31, 2001 and 47.1% in 2000. The cost of indoor displays as a percentage of related revenues improved primarily due to a change in the volume mix. Indoor display cost of equipment sales increased $496,000 or 82.4%, due to increased volume. The indoor display cost of equipment rental and maintenance increased $65,000 or 3.7%. The indoor display general and administrative expenses increased $148,000 or 11.6%, primarily due to increased marketing costs.

Outdoor operating income increased $365,000, to $399,000, primarily as a result of the increase in sales volume. The cost of outdoor displays represented 77.7% of related revenues for the three months ended March 31, 2001 and 78.4% in 2000. Outdoor display cost of equipment sales increased $397,000 or 9.5%, due to increased volume and a higher content of raw materials, primarily due to the new LED technology. Outdoor display cost of equipment rental and maintenance decreased slightly. The outdoor display general and administrative expenses decreased $192,000 or 12.5%, primarily due to a cost cutting program and consolidation of operations from prior acquisitions put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

The entertainment and real estate operating income increased $379,000, to $570,000, primarily as a result of the increase in revenues due to theatre expansion. The cost of entertainment and real estate represented 75.8% of related revenues for the three months ended March 31, 2001 and 83.2% in 2000. The cost of entertainment and real estate as a percentage of related revenues improved primarily due to a reduction in payroll and payroll benefits and controlling certain operating expenses. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $317,000 or 16.5% in 2001, mainly as a result of the expansion of theatre operations. The entertainment and real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses increased $148,000 or 8.8%, primarily due to a $343,000 negative impact of the effect of foreign currency exchange rates in 2001 versus a $205,000 negative impact in 2000 (a net change of $138,000). Net interest expense increased $214,000, which is primarily attributable to the increase in long-term debt due to the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at March 31, 2001 and 2000 was 45.0%.


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2001 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 20, 2001 payable to stockholders of record as of April 5, 2001 and was paid April 17, 2001.

The Company has a $15.0 million revolving credit facility under its Credit Agreement that is available until June 2002, and requires an annual facility fee on the unused commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At March 31, 2001, $11.2 million was outstanding leaving $3.8 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at March 31, 2001 included a defined debt service coverage ratio of 1.25 to 1.0, a defined debt to cash flow ratio of 4.25 to 1.0 and an annual limitation of $750,000 on cash dividends. At March 31, 2001 the Company was in compliance with such financial covenants. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $1.5 million for the three months ended March 31, 2001 compared to a decrease of $1.0 million in 2000. The decrease in 2001 is primarily attributable to cash utilized for investment in rental equipment, an increase in trade receivables as a result of an increase in equipment sales and a decrease in accounts payable and accruals.

The $2.1 million proceeds from long-term debt for the three months ended March 31, 2001 relate to borrowings under the revolving credit facility for purchases of equipment for rental and for working capital use.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in the Australian and Canadian subsidiaries. We do not enter into derivatives for trading or speculative purposes.

     At March 31, 2001, the Company had two interest rate swap agreements effective through August 2002, on a notional amount of $6.7 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 8.15% and an average of 7.86%, respectively. The fair value of the interest rate swap agreements were approximatly ($60,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $310,000.

     A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $315,000. The fair value is based on dealer quotes, considering current exchange rates.


                          Part II - Other Information
                          ---------------------------


Item 5.    Other Information

           Pursuant to his employment agreement, Mr. Richard Brandt, as of May 31, 2001, has elected to commence the consulting term of his employment agreement for the balance of the term.


Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               None

           (b) No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRANS-LUX CORPORATION
                                   ---------------------
                                       (Registrant)
     Date: May 15, 2001



                                   by  /s/  Angela D. Toppi
                                   ----------------------------------
                                      Angela D. Toppi
                                      Senior Vice President and
                                      Chief Financial Officer


                                   by  /s/  Robert P. Bosworth
                                   ----------------------------------
                                      Robert P. Bosworth
                                      Vice President and
                                      Chief Accounting Officer