Form 10-Q
period 2001-06-30
TRANS LUX CORP
filed 2001-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                               -------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------

Commission file number 1-2257
                       ------


                             TRANS-LUX CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-1394750
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


   110 Richards Avenue, Norwalk, CT                              06856-5090
----------------------------------------                        ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Date                  Class                             Shares Outstanding
-------           -------------------------------          ------------------
8/13/01           Common Stock - $1.00 Par Value                  965,905
8/13/01           Class B Stock - $1.00 Par Value                 294,843
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                                     Index



Part I - Financial Information                                         Page No.
                                                                       --------

    Item 1. Consolidated Balance Sheets - June 30, 2001 (unaudited)
            and December 31, 2000                                           1

            Consolidated Statements of Operations - Three and Six
            Months Ended June 30, 2001 and 2000 (unaudited)                 2

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 2001 and 2000 (unaudited)                        3

            Notes to Consolidated Financial Statements (unaudited)          4

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                                    10


Part II - Other Information

    Item 4. Submission of Matters to a Vote of Stockholders                11

    Item 6. Exhibits and Reports on Form 8-K                               12

    Signatures                                                             12

                        Part I - Financial Information
                        ------------------------------

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30      December 31
In thousands, except share data                                                  2001             2000
------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  3,808         $  3,920
   Available-for-sale securities                                                  535              495
   Receivables                                                                  8,468            8,010
   Unbilled receivables                                                            42            1,158
   Inventories                                                                  8,179            7,781
   Prepaids and other                                                             307              754
                                                                             --------         --------
      Total current assets                                                     21,339           22,118
                                                                             --------         --------

Equipment on rental                                                            85,489           80,725
   Less accumulated depreciation                                               38,176           34,787
                                                                             --------         --------
                                                                               47,313           45,938
                                                                             --------         --------

Property, plant and equipment                                                  48,877           48,528
   Less accumulated depreciation and amortization                              10,504            9,248
                                                                             --------         --------
                                                                               38,373           39,280
Other assets                                                                    5,675            5,679
                                                                             --------         --------

                                                                             $112,700         $113,015
                                                                             ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  3,256         $  4,214
   Accrued liabilities                                                          6,173            6,079
   Current portion of long-term debt                                            2,648            2,562
                                                                             --------         --------
      Total current liabilities                                                12,077           12,855
                                                                             --------         --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                              30,177           30,197
   9 1/2% subordinated debentures due 2012                                      1,057            1,057
   Notes payable                                                               39,435           37,298
                                                                             --------         --------
                                                                               70,669           68,552
Deferred revenue, deposits and other                                            2,559            4,248
Deferred income taxes                                                           3,702            3,664
                                                                             --------         --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,445,562 shares issued in 2001 and 2000                                  2,445            2,445
   Class B - $1 par value - 1,000,000 shares authorized
      294,843 shares issued in 2001 and 2000                                      295              295
   Additional paid-in-capital                                                  13,901           13,901
   Retained earnings                                                           19,039           19,029
   Accumulated other comprehensive loss                                          (150)            (137)
                                                                             --------         --------
                                                                               35,530           35,533
   Less treasury stock - at cost - 1,479,688 shares in 2001 and 2000
      (excludes additional 294,843 shares held in 2001
       and 2000 for conversion of Class B stock)                               11,837           11,837
                                                                             --------         --------
   Total stockholders' equity                                                  23,693           23,696
                                                                             --------         --------
                                                                             $112,700         $113,015
                                                                             ========         ========

______________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

                                        1

                                  TRANS-LUX CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30                       JUNE 30
                                                 -------------------            -------------------
In thousands, except per share data                 2001       2000                2001       2000
---------------------------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance             $ 6,064    $ 6,062             $12,556    $12,021
   Equipment sales                                 7,807      7,674              15,753     14,052
   Theatre receipts and other                      3,205      2,876               6,164      5,191
                                                 --------   --------            --------   --------
      Total revenues                              17,076     16,612              34,473     31,264
                                                 --------   --------            --------   --------

Operating expenses:
   Cost of equipment rentals and maintenance       3,359      3,282               6,714      6,617
   Cost of equipment sales                         5,348      5,085              11,009      9,854
   Cost of theatre receipts and other              2,638      2,425               4,881      4,350
                                                 --------   --------            --------   --------
      Total operating expenses                    11,345     10,792              22,604     20,821
                                                 --------   --------            --------   --------

Gross profit from operations                       5,731      5,820              11,869     10,443
General and administrative expenses                4,243      4,477               9,061      9,227
                                                 --------   --------            --------   --------
                                                   1,488      1,343               2,808      1,216
Interest income                                       31        136                  76        232
Interest expense                                  (1,453)    (1,486)             (2,894)    (2,764)
Other income (expense)                               (36)        (5)                 16          1
Income from joint venture                            103         52                 173        105
                                                 --------   --------            --------   --------

Income (loss) before income taxes                    133         40                 179     (1,210)
Provision (benefit) for income taxes                  59         17                  80       (545)
                                                 --------   --------            --------   --------

Net income (loss)                                    $74        $23                 $99      ($665)
                                                 ========   ========            ========   ========


Earnings (loss) per share:
   Basic                                           $0.06      $0.02               $0.08     ($0.53)
   Diluted                                         $0.06      $0.02               $0.08     ($0.53)

Average common shares outstanding:
   Basic                                           1,261      1,261               1,261      1,261
   Diluted                                         1,261      1,261               1,261      1,261

Cash dividends per share:
   Common stock                                   $0.035     $0.035              $0.070     $0.070
   Class B stock                                 $0.0315    $0.0315             $0.0630    $0.0630

---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.


                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                       ------------------------
In thousands                                                                              2001            2000
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                      $    99         $  (665)
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                        4,836           4,549
    Net income of joint venture                                                           (173)           (105)
    Deferred income taxes                                                                   80            (545)
    Write down of assets held for sale                                                      56               -
    Loss on sale of securities                                                               -              13
    Gain on purchase of Company's 7 1/2% convertible subordinated notes                     (5)            (15)
    Changes in operating assets and liabilities:
      Receivables                                                                          156           1,003
      Inventories                                                                         (398)           (850)
      Prepaids and other assets                                                            377          (1,018)
      Accounts payable and accruals                                                       (959)         (2,214)
      Deferred revenue, deposits and other                                              (1,689)            147
                                                                                       --------        --------
        Net cash provided by operating activities                                        2,380             300
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                       (4,764)         (4,066)
Purchases of property, plant and equipment                                                (349)         (6,692)
Usage of construction funds                                                                  -           2,847
Proceeds from joint venture                                                                502              48
Proceeds from sale of securities                                                             -           1,458
                                                                                       --------        --------
        Net cash used in investing activities                                           (4,611)         (6,405)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                             3,680           6,026
Repayment of long-term debt                                                             (1,457)         (1,037)
Purchase of Company's 7 1/2% convertible subordinated notes                                (15)            (78)
Cash dividends                                                                             (89)            (86)
                                                                                       --------        --------
        Net cash provided by financing activities                                        2,119           4,825
                                                                                       --------        --------

Net decrease in cash and cash equivalents                                                 (112)         (1,280)
Cash and cash equivalents at beginning of year                                           3,920           3,651
                                                                                       --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 3,808         $ 2,371
                                                                                       ========        ========
---------------------------------------------------------------------------------------------------------------
Interest paid                                                                          $ 2,708         $ 2,678
Interest received                                                                           99             283
Income taxes paid (refunded)                                                               491             (92)
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2001 consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation prior to adoption. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $6.3 million to reduce exposure to interest fluctuations on its bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At June 30, 2001, the mark-to-market loss for the interest rate swap hedge included in other comprehensive income (loss) totaled $73,000.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations"effective July 1,2001, and No. 142, "Goodwill and Other Intangible Assets"(SFAS 142), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. On an annual basis, the Company's amortization of goodwill approximates $97,000. During 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets as recorded on January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any.

Note 2 - Inventories

Inventories consist of the following:

                                        June 30               December 31
In thousands                              2001                    2000
-------------------------------------------------------------------------
Raw materials and spare parts           $5,000                  $4,837
Work-in-progress                         2,202                   1,450
Finished goods                             977                   1,494
                                        ------                  ------
                                        $8,179                  $7,781
                                        ======                  ======


Note 3 - Long-Term Debt

For the three and six months ended June 30, 2001, long-term debt increased $700,000 and $2.1 million, respectively, which primarily represents borrowings under the revolving credit facility, offset by repayment of long-term debt. The Company has a bank Credit Agreement that provides for a $15.0 million revolving credit facility, which is available until June 2002, and requires an annual facility fee on the unused commitment of .375%. At June 30, 2001, $12.5 million was outstanding leaving $2.5 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at June 30, 2001 included a defined debt service coverage ratio of 1.25 to
1.0 and a defined debt to cash flow ratio of 4.25 to 1.0. At June 30, 2001 the Company was in compliance with such financial covenants.


Note 4 - Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) for the Company are foreign currency translation adjustments relating to the Company's foreign subsidiaries, unrealized holding gains or losses on the Company's available-for-sale securities and the effect of accounting for hedges under SFAS 133 (see Note 1). Total comprehensive income (loss) was $54,000 and $45,000 for the three months ended June 30, 2001 and 2000, respectively; and ($20,000) and ($617,000) for the six months ended June 30, 2001 and 2000, respectively.

Note 5 - Earnings (Loss) per Share

The following table represents the computation of basic and diluted earnings
(loss) per common share:

                                                              Three months ended June 30     Six months ended June 30
In thousands, except per share data                              2001            2000           2001          2000
---------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share computation:

Net income (loss)                                             $    74         $    23        $    99       $  (665)
                                                              -------         -------        -------       --------
Weighted average common shares outstanding                      1,261           1,261          1,261         1,261
                                                              -------         -------        -------       --------


Basic earnings (loss) per common share                        $  0.06         $  0.02        $  0.08       $ (0.53)
                                                              =======         =======        =======       ========




Diluted earnings (loss) per share computation:
Net income (loss)                                             $    74         $    23        $    99       $  (665)
Add: After tax interest expense applicable to convertible
   debt (1)                                                        -               -              -             -
                                                              -------         -------        -------       --------
Adjusted net income (loss)                                    $    74         $    23        $    99       $  (665)
                                                              =======         =======        =======       ========

Weighted average common shares outstanding                      1,261           1,261          1,261         1,261
Assumes exercise of options reduced by the number of shares
   which could have been purchased with the proceeds from
   exercise of such options (2)                                     -               -              -             -


Assumes conversion of 7 1/2% convertible subordinated notes
   (1)                                                              -               -              -             -
                                                              -------         -------        -------       --------
Total weighted average common shares                            1,261           1,261          1,261         1,261
                                                              =======         =======        =======       ========


Diluted earnings (loss) per common share                      $  0.06         $  0.02        $  0.08       $ (0.53)
                                                              =======         =======        =======       ========

(1) The incremental shares from the assumed conversion of the Company's 7 1/2% convertible subordinated notes are not included in the diluted earnings (loss) per common share calculation, as the effect is antidilutive.

(2) The 2001 diluted earnings per common share calculation does not include options to purchase 130,959 shares of common stock, which were outstanding, with exercise prices ranging from $5.375 to $15.1875 per share because the exercise prices were greater than the average market price of the common stock.  The 2000 earnings (loss) per common share calculation does not include options to purchase 129,259 shares of common stock, as the effect is antidilutive.


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

Information about the Company's operations in its three business segments is as follows:

                                                     Three months ended June 30           Six months ended June 30
In thousands                                             2001              2000             2001              2000
-------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 6,794           $ 6,301          $13,398           $11,328
  Outdoor display                                       7,077             7,435           14,911            14,745
  Entertainment and real estate                         3,205             2,876            6,164             5,191
                                                      -------           -------          -------           -------
Total revenues                                        $17,076           $16,612          $34,473           $31,264
                                                      =======           =======          =======           =======
Operating income
  Indoor display                                      $ 2,143           $ 2,300          $ 4,389           $ 3,678
  Outdoor display                                         158               210              557               244
  Entertainment and real estate                           446               290            1,017               481
                                                      -------           -------          -------           -------
Total operating incomen                               $ 2,747           $ 2,800          $ 5,963           $ 4,403
Other income (loss)                                       (36)               (5)              16                 1
Corporate general and administrative expenses          (1,156)           (1,405)          (2,982)           (3,082)
Interest expense-net                                   (1,422)           (1,350)          (2,818)           (2,532)
                                                      -------           -------          -------           -------
Income (loss) before income taxes                     $   133          $     40          $   179           $(1,210)
                                                      =======           =======          =======           =======


Note 7 - Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company believes it has made adequate provisions to cover such matters. Certain of the amounts are subject to insurance recoveries. The Company has filed a complaint related to an outdoor display account receivable and the customer has counter-claimed. Management believes that it has adequate provisions for this matter. The Company is currently also involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor has alleged claims against the Company in the amount of $489,000 due under a contract. The Company has denied any liability and has asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration is not determinable at this time.


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company's total revenues for the six months ended June 30, 2001 increased 10.3% to $34.5 million from $31.3 million for the six months ended June 30, 2000. Indoor display revenues increased $2.1 million or 18.3%. Of this increase, indoor display equipment rental and maintenance revenues increased $618,000 or 7.8%, primarily due to new rental and maintenance contracts and renewal of existing contracts, and indoor display equipment sales increased $1.5 million or 42.6%, primarily in the financial segment. Outdoor display revenues increased $166,000 or 1.1%. Of this increase, outdoor display equipment sales increased $249,000 or 2.3%, primarily in the outdoor sports segment. This was offset by the decrease in outdoor display equipment rental and maintenance revenues of $83,000 or 2.0%, primarily due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. Entertainment and real estate revenues increased $973,000 or 18.7%. This increase in revenues is primarily from two newly constructed multiplex theatres consisting of 14 screens in Los Lunas, NM and Sahuarita, AZ which opened in February 2000 and May 2000, respectively, and an increase in overall admissions.

Total operating income for the six months ended June 30, 2001 increased 35.4% to $6.0 million from $4.4 million for the six months ended June 30, 2000. Indoor display operating income increased $711,000 or 19.3%, primarily as a result of the increase in revenues. The cost of indoor displays represented 45.3% of related revenues for the six months ended June 30, 2001 and 44.6% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to increases in material costs and a change in the volume mix. Indoor display cost of equipment sales increased $785,000 or 48.5%, due to increased volume. The indoor display cost of equipment rental and maintenance increased $241,000 or 7.0%. The indoor display general and administrative expenses increased $333,000 or 12.8%, primarily due to an increase in sales and marketing costs.

Outdoor operating income increased $313,000, to $557,000, primarily as a result of the increase in sales volume. The cost of outdoor displays represented 78.1% of related revenues for the six months ended June 30, 2001 and 77.5% in 2000. Outdoor display cost of equipment sales increased $370,000 or 4.5%, due to increased volume and a higher content of raw materials, primarily due to the new LED technology. Outdoor display cost of equipment rental and maintenance decreased $144,000 or 4.5% due to the continued expected decline in the outdoor lease and maintenance bases previously acquired. The outdoor display general and administrative expenses decreased $373,000 or 12.1%, primarily due to a cost cutting program and consolidation of operations from prior acquisitions put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

The entertainment and real estate operating income increased $536,000, to $1.0 million, primarily as a result of the increase in revenues due to theatre expansion and an increase in overall admissions. The cost of entertainment and real estate represented 79.2% of related revenues for the six months ended June 30, 2001 and 83.8% in 2000. The cost of entertainment and real estate as a percentage of related revenues improved primarily due to a reduction in payroll and payroll benefits. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $531,000 or 12.2% in 2001, primarily as a result of the expansion of theatre operations and an increase in overall admissions. The entertainment and real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased $100,000 or 3.2%, primarily due to a $175,000 negative impact of the effect of foreign currency exchange rates in 2001 versus a $272,000 negative impact in 2000. Net interest expense increased $286,000, which is primarily attributable to the increase in long- term debt for working capital use, the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah. Other income (expense) primarily relates to a charge for the former Logan, UT manufacturing facility held for sale, which was sold subsequent to the end of the quarter, and the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at June 30, 2001 and 2000 was 45.0%.


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company's total revenues for the three months ended June 30, 2001 increased 2.8% to $17.1 million from $16.6 million for the three months ended June 30, 2000. Indoor display revenues increased $493,000 or 7.8%. Of this increase, indoor display equipment rental and maintenance revenues increased $198,000 or 4.9%, primarily due to new rental and maintenance contracts and renewal of existing contracts, and indoor display equipment sales increased $295,000 or 13.1%, primarily in the financial segment. Outdoor display revenues decreased $358,000 or 4.8%. Of this decrease, outdoor display equipment rental and maintenance revenues decreased $196,000 or 9.7%, and outdoor display equipment sales decreased $162,000 or 3.0%, primarily in the outdoor sports segment. Entertainment and real estate revenues increased $329,000 or 11.5%. This increase in revenues is primarily from the newly constructed multiplex theatre consisting of 6 screens in Sahuarita, AZ which opened in May 2000 and an increase in overall admissions.

Total operating income for the three months ended June 30, 2001 decreased 1.9% to $2.7 million from $2.8 million for the three months ended June 30, 2000. Indoor display operating income decreased $157,000 or 6.8%. The cost of indoor displays represented 46.3% of related revenues for the three months ended June 30, 2001 and 42.5% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to increases in material costs and a change in the volume mix. Indoor display cost of equipment sales increased $465,000 or 17.4%, due to increased volume. The indoor display cost of equipment rental and maintenance increased $176,000 or 10.6%, primarily due to increased volume. The indoor display general and administrative expenses increased $185,000 or 14.0%, primarily due to increases in sales and marketing costs.

Outdoor operating income decreased $53,000 to $158,000. The cost of outdoor displays represented 78.6% of related revenues for the six months ended June 30, 2001 and 76.5% in 2000. The cost of outdoor displays as a percentage of revenue increased primarily due to a higher content of raw materials, mainly due to the new LED technology. Outdoor display cost of equipment rental and maintenance decreased $99,000 or 6.1%, due to a reduction in payroll and related expenses. Outdoor display cost of equipment sales decreased slightly. The outdoor display general and administrative expenses decreased $180,000 or 11.7%, primarily due to a cost cutting program and consolidation of operations from prior acquisitions put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

The entertainment and real estate operating income increased $156,000, to $446,000, primarily as a result of the increase in revenues due to theatre expansion and an increase in overall admissions. The cost of entertainment and real estate represented 82.3% of related revenues for the three months ended June 30, 2001 and 84.3% in 2000. The cost of entertainment and real estate as a percentage of related revenues improved primarily due to a reduction in payroll and payroll benefits. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $213,000 or 8.8% in 2001, mainly as a result of the expansion of theatre operations and an increase in overall admissions. The entertainment and real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased $250,000 or 17.8%, primarily due to a $168,000 positive impact of the effect of foreign currency exchange rates in 2001 versus a $68,000 negative impact in 2000 (a net change of $236,000). Net interest expense increased $72,000, which is primarily attributable to the increase in long-term debt for working capital use, the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah, offset by a reduction in interest rates. Other income (expense) primarily relates to a charge for the former Logan, UT manufacturing facility held for sale, which was sold subsequent to the end of the quarter, and the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate at June 30, 2001 and 2000 was 45.0%.

Liquidity and Capital Resources


The regular quarterly cash dividend for the second quarter of 2001 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on June 1, 2001 payable to stockholders of record as of June 22, 2001 and was paid July 18, 2001.

The Company has a $15.0 million revolving credit facility under its Credit Agreement that is available until June 2002, and requires an annual facility fee on the unused commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At June 30, 2001, $12.5 million was outstanding leaving $2.5 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at June 30, 2001 included a defined debt service coverage ratio of 1.25 to 1.0, a defined debt to cash flow ratio of 4.25 to 1.0 and an annual limitation of $750,000 on cash dividends. At June 30, 2001 the Company was in compliance with such financial covenants. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents decreased $112,000 for the six months ended June 30, 2001 compared to a decrease of $1.3 million in 2000. The decrease in 2001 is primarily attributable to a decrease in deferred revenue as a result of certain contracts being recorded on a percentage of completion basis. The decrease in 2000 is primarily attributable to the decrease in accounts payable and accruals, and cash utilized for investment in rental equipment and construction of theatres.

The $2.1 million proceeds from long-term debt for the six months ended June 30, 2001 relate to borrowings under the revolving credit facility for purchases of equipment for rental and for working capital use.


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



Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in the Australian and Canadian subsidiaries. The Company does not enter into derivatives for trading or speculative purposes.

At June 30, 2001, the Company had two interest rate swap agreements effective through August 2002, on a notional amount of $6.3 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 6.63% and an average of 7.87%, respectively. The fair value of the interest rate swap agreements were approximately ($73,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $320,000.

A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $334,000. The fair value is based on dealer quotes, considering current exchange rates.



                          Part II - Other Information
                          ---------------------------

Item 4.         Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on June 1, 2001 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                         For             Not For
                                         ---             -------
 Richard Brandt                          3,708,583       118,950
 Jean Firstenberg                        3,709,583       117,950
 Gene Jankowski                          3,709,583       117,950
 Victor Liss                             3,709,583       117,950


The following directors are continuing their terms as directors:
Matthew Brandt, One-Year Remaining
Robert B. Greenes, One-Year Remaining
Howard S. Modlin, One-Year Remaining
Steven Baruch, Two-Years Remaining
Thomas Brandt, Two-Years Remaining
Howard M. Brenner, Two-Years Remaining


The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                                         For           Against        Abstain
                                         ---           -------        -------
Total:                                   3,711,289     92,197         26,020

Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibits

                    10(a) Amendment to Employment Agreement with Michael R. Mulcahy dated as of May 31, 2001.

                    10(b) Amendment to Employment Agreement with Thomas F. Mahoney dated as of May 31, 2001.

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


Date: August 14, 2001




                                       by  /s/  Angela D. Toppi
                                         ----------------------------
                                         Angela D. Toppi
                                         Senior Vice President and
                                         Chief Financial Officer



                                       by  /s/  Robert P. Bosworth
                                       ------------------------------
                                         Robert P. Bosworth
                                         Vice President and
                                         Chief Accounting Officer