Form 10-Q
period 2001-09-30
TRANS LUX CORP
filed 2001-11-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

       [   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001
                                             ------------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                           Class                         Shares Outstanding
--------            ------------------------------------      ------------------
11/12/01            Common Stock - $1.00 Par Value                  973,243
11/12/01            Class B Stock - $1.00 Par Value                 287,505
                    (Immediately convertible into a like
                    number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES


                              Table of Contents


                                                                        Page No.
                                                                        --------
Part I - Financial Information

       Item 1. Consolidated Balance Sheets - September 30, 2001
               (unaudited) and December 31, 2000                            1

               Consolidated Statements of Operations - Three and
               Nine Months Ended September 30, 2001 and 2000 (unaudited)    2

               Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 2001 and 2000 (unaudited)                3

               Notes to Consolidated Financial Statements (unaudited)       4

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                                 10


Part II - Other Information

       Item 6. Exhibits and Reports on Form 8-K                            10

Signatures                                                                 11

                              Part I - Financial Information
                              ------------------------------

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                           September 30            December 31
In thousands, except share data                                                    2001                   2000
---------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  4,473               $  3,920
   Available-for-sale securities                                                    506                    495
   Receivables                                                                   11,212                  8,010
   Unbilled receivables                                                             492                  1,158
   Inventories                                                                    7,495                  7,781
   Prepaids and other                                                               148                    754
                                                                               --------               --------
      Total current assets                                                       24,326                 22,118
                                                                               --------               --------

Equipment on rental                                                              87,132                 80,725
   Less accumulated depreciation                                                 39,888                 34,787
                                                                               --------               --------
                                                                                 47,244                 45,938
                                                                               --------               --------

Property, plant and equipment                                                    48,027                 48,528
   Less accumulated depreciation and amortization                                10,648                  9,248
                                                                               --------               --------
                                                                                 37,379                 39,280

Other assets                                                                      5,805                  5,679
                                                                               --------               --------

                                                                               $114,754               $113,015
                                                                               ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $  3,146               $  4,214
   Accrued liabilities                                                            7,570                  6,079
   Current portion of long-term debt                                              2,674                  2,562
                                                                               --------               --------
      Total current liabilities                                                  13,390                 12,855
                                                                               --------               --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                                30,177                 30,197
   9 1/2% subordinated debentures due 2012                                        1,057                  1,057
   Notes payable                                                                 39,688                 37,298
                                                                               --------               --------
                                                                                 70,922                 68,552

Deferred revenue, deposits and other                                              2,662                  4,248
Deferred income taxes                                                             3,909                  3,664
                                                                               --------               --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value -  5,500,000 shares authorized
      2,445,562 shares issued in 2001 and 2000                                    2,445                  2,445
   Class B  - $1 par value - 1,000,000 shares authorized
      294,843 shares issued in 2001 and 2000                                        295                    295
   Additional paid-in-capital                                                    13,901                 13,901
   Retained earnings                                                             19,294                 19,029
   Accumulated other comprehensive loss                                            (227)                  (137)
                                                                               --------               --------
                                                                                 35,708                 35,533
   Less treasury stock - at cost - 1,479,688 shares in 2001 and 2000
      (excludes additional 294,843 shares held in 2001
      and 2000 for conversion of Class B stock)                                  11,837                 11,837
                                                                               --------               --------
   Total stockholders' equity                                                    23,871                 23,696
                                                                               --------               --------
                                                                               $114,754               $113,015
                                                                               ========               ========

--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                               ---------------------       ---------------------

In thousands, except per share data                               2001         2000           2001        2000
----------------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                           $ 5,900      $ 6,052        $18,456      $18,073
   Equipment sales                                               9,358        9,689         25,111       23,741
   Theatre receipts and other                                    3,477        3,152          9,641        8,343
                                                               --------     --------       --------     --------
      Total revenues                                            18,735       18,893         53,208       50,157
                                                               --------     --------       --------     --------


Operating expenses:
   Cost of equipment rentals and maintenance                     3,319        3,502         10,033       10,119
   Cost of equipment sales                                       6,496        6,122         17,505       15,976
   Cost of theatre receipts and other                            2,816        2,656          7,697        7,006
                                                               --------     --------       --------     --------
      Total operating expenses                                  12,631       12,280         35,235       33,101
                                                               --------     --------       --------     --------

Gross profit from operations                                     6,104        6,613         17,973       17,056
General and administrative expenses                              4,655        5,065         13,716       14,292
                                                               --------     --------       --------     --------
                                                                 1,449        1,548          4,257        2,764
Interest income                                                     37           83            113          315
Interest expense                                                (1,412)      (1,586)        (4,306)      (4,350)
Other income (expense)                                             354          (28)           370          (27)
Income from joint venture                                          117           65            290          170
                                                               --------     --------       --------     --------

Income (loss) before income taxes                                  545           82            724       (1,128)
Provision (benefit) for income taxes                               246           38            326         (507)
                                                               --------     --------       --------     --------

Net income (loss)                                              $   299      $    44        $   398        ($621)
                                                               ========     ========       ========     ========



Basic and diluted earnings (loss) per share:                   $  0.24      $  0.04        $  0.32       ($0.49)


Basic and diluted average common shares outstanding:             1,261        1,261          1,261        1,261

Cash dividends per share:
   Common stock                                                $ 0.035      $ 0.035        $ 0.105      $ 0.105
   Class B stock                                               $0.0315      $0.0315        $0.0945      $0.0945

The accompanying notes are an integral part of these consolidated financial statements.

                                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                   --------------------
In thousands                                                                         2001         2000
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $  398        ($621)
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                   7,340        7,036
    Net income of joint venture                                                      (290)        (170)
    Deferred income taxes                                                             326         (507)
    Write down of assets held for sale                                                 56            -
    Gain on sale of fixed assets                                                     (364)           -
    Loss on sale of securities                                                          -           41
    Gain on purchase of Company's 7 1/2% convertible subordinated notes                (5)         (15)
    Changes in operating assets and liabilities:
      Receivables                                                                  (3,255)      (1,400)
      Inventories                                                                     286         (459)
      Prepaids and other assets                                                       799          154
      Accounts payable and accruals                                                   235       (1,812)
      Deferred revenue, deposits and other                                         (1,586)         135
                                                                                  --------     --------
        Net cash provided by operating activities                                   3,940        2,382
                                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment manufactured for rental                                                  (6,407)      (5,651)
Purchases of property, plant and equipment                                           (428)      (7,623)
Usage of construction funds                                                             -        2,999
Proceeds from joint venture                                                           719           72
Proceeds from the sale of fixed assets                                                375        1,451
Proceeds from sale of securities                                                        -        2,458
                                                                                  --------     --------
        Net cash used in investing activities                                      (5,741)      (6,294)
                                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                        4,580        5,249
Repayment of long-term debt                                                        (2,078)      (1,590)
Purchase of Company's 7 1/2% convertible subordinated notes                           (15)         (78)
Cash dividends                                                                       (133)        (130)
                                                                                  --------     --------
        Net cash provided by financing activities                                   2,354        3,451
                                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents                                  553         (461)
Cash and cash equivalents at beginning of year                                      3,920        3,651
                                                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $4,473       $3,190
                                                                                  ========     ========

-------------------------------------------------------------------------------------------------------
Interest paid                                                                      $3,397       $3,559
Interest received                                                                     145          403
Income taxes paid                                                                     491           13
-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                 (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The September 30, 2001 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $5.9 million to reduce exposure to interest fluctuations on its bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At September 30, 2001, the mark-to-market loss for the interest rate swap hedge included in other comprehensive income
(loss) totaled $104,000.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for the fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. On an annual basis, the Company's amortization of goodwill approximates $97,000. The Company will perform the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial positions, if any.

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) effective for financial statements issued after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not believe adopting SFAS 143 will have any effect on its financial statements.

In August 2001, the FASB issued Statements of Financial Accounting Standards No.

144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144) effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company has not yet determined what the effect of these tests will be on its earnings and financial positions, if any.


Note 2 - Inventories

Inventories consist of the following:

                                                September 30    December 31
In thousands                                            2001           2000
---------------------------------------------------------------------------

Raw materials and spare parts                         $4,607         $4,837
Work-in-progress                                       1,802          1,450
Finished goods                                         1,086          1,494
                                                       -----          -----

                                                      $7,495         $7,781
                                                       =====          =====

Note 3 - Long-Term Debt

For the three and nine months ended September 30, 2001, long-term debt increased $300,000 and $2.4 million, respectively, which primarily represents borrowings under the revolving credit facility, offset by repayment of long-term debt. The Company has a bank Credit Agreement that provides for a $15.0 million revolving credit facility, which is available until June 2002, and requires an annual facility fee on the unused commitment of .375%. At September 30, 2001, $13.4 million was outstanding, leaving $1.6 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at September 30, 2001 included a defined debt service coverage ratio of 1.25 to 1.0 and a defined debt to cash flow ratio of 4.25 to 1.0. At September 30, 2001 the Company was in compliance with such financial covenants.

Note 4 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are foreign currency translation adjustments relating to the foreign subsidiaries, unrealized holding gains or losses on available-for-sale securities and the effect of accounting for derivatives under SFAS 133 (see Note 1). Total comprehensive income (loss) was $269,000 and $83,000 for the three months ended September 30, 2001 and 2000, respectively; and $249,000 and ($534,000) for the nine months ended September 30, 2001 and 2000, respectively.

Note 5 - Earnings (Loss) per Share

The following table presents the computation of basic and diluted earnings
(loss) per common share:

                                                               Three months ended Sept. 30      Nine months ended Sept. 30
In thousands, except per share data                                  2001             2000           2001             2000
---------------------------------------------------------------------------------------------------------------------------

  Basic and diluted earnings (loss) per share computation:

  Net income (loss)                                                $  299           $   44         $  398           $ (621)
                                                                    -----            -----          -----            -----
  Weighted average common shares outstanding                        1,261            1,261          1,261            1,261
                                                                    -----            -----          -----            -----

  Basic and diluted earnings (loss) per common share               $ 0.24           $ 0.04         $ 0.32           $(0.49)
                                                                    =====            =====          =====            =====

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment and Real Estate Division owns a chain of motion picture theatres in the western Mountain States and owns real estate used for both corporate and income-producing purposes. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments is as follows:

                                                   Three months ended Sept 30            Nine months ended Sept 30
In thousands                                             2001            2000                 2001            2000
------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 5,894         $ 6,627              $19,292         $17,955
  Outdoor display                                       9,364           9,113               24,275          23,859
  Entertainment and real estate                         3,477           3,153                9,641           8,343
                                                       ------          ------               ------          ------
Total revenues                                         18,735          18,893               53,208          50,157
                                                       ------          ------               ------          ------
Operating income
  Indoor display                                        1,647           2,123                6,036           5,801
  Outdoor display                                         871             784                1,428           1,028
  Entertainment and real estate                           612             329                1,629             810
                                                       ------          ------               ------          ------
Total operating income                                  3,130           3,236                9,093           7,639
Other income (loss)                                       354             (28)                 370             (27)
Corporate general and administrative expenses          (1,564)         (1,623)              (4,546)         (4,705)
Interest expense-net                                   (1,375)         (1,503)              (4,193)         (4,035)
                                                       ------          ------               ------          ------
Income (loss) before income taxes                     $   545         $    82              $   724         $(1,128)
                                                       ======          ======               ======          ======

Note 7 - Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and is appealing such verdict. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company believes it has made adequate provisions to cover such matters. Certain of the amounts are subject to insurance recoveries. Management has received certain claims by customers related to contractual matters which are being discussed, and believes that it has adequate provisions for such matters. The Company had been involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado, which resulted in a cash payment by the Company of approximately $83,000.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total revenues for the nine months ended September 30, 2001 increased 6.1% to $53.2 million from $50.2 million for the nine months ended September 30, 2000. Indoor display revenues increased $1.3 million or 7.4%. Of this increase, indoor display equipment rentals and maintenance revenues increased $617,000 or 5.2%, primarily due to new rental and maintenance contracts and renewal of existing contracts, and indoor display equipment sales increased $720,000 or 12.0%, primarily to gaming and financial customers.

Outdoor display revenues increased $416,000 or 1.7%. Of this increase, outdoor display equipment sales increased $650,000 or 3.7%, primarily to outdoor sports customers. This was offset by the decrease in outdoor display equipment rental and maintenance revenues of $234,000 or 3.8%, primarily due to the continued expected decline in the outdoor lease and maintenance bases previously acquired.

Entertainment and real estate revenues increased $1.3 million or 15.6%. This increase in revenues is primarily from two newly constructed multiplex theatres consisting of a total of 14 screens in Los Lunas, NM and Sahuarita, AZ which opened in February 2000 and May 2000, respectively, and an increase in overall admissions in the existing cinemas.

Total operating income for the nine months ended September 30, 2001 increased 19.0% to $9.1 million from $7.6 million for the nine months ended September 30, 2000. Indoor display operating income increased $235,000 or 4.1%, primarily as a result of the increase in revenues. The cost of indoor displays represented 45.8% of related revenues for the nine months ended September 30, 2001 and 44.7% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to increases in indoor field service expenses and a change in the volume mix. Indoor display cost of equipment sales increased $684,000 or 25.1%, primarily due to increased volume. The indoor display cost of equipment rental and maintenance increased $132,000 or 2.5%, primarily due to an increase in depreciation. The indoor display general and administrative expenses increased $286,000 or 6.9%, primarily due to an increase in sales and marketing costs.

Outdoor display operating income increased $399,000 or 38.8% primarily as a result of the decrease in general and administrative expenses. The cost of outdoor displays represented 77.0% of related revenues for the nine months ended September 30, 2001 and 75.7% in 2000. Outdoor display cost of equipment sales increased $845,000 or 6.4%, due to increased volume and a higher cost of new LED technology. Outdoor display cost of equipment rental and maintenance decreased $218,000 or 4.5% due to a decrease in the outdoor field service expenses. The outdoor display general and administrative expenses decreased $611,000 or 12.8%, primarily due to the consolidation of operations from prior acquisitions resulting in a cost cutting program put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment and real estate operating income increased $820,000, to $1.6 million, primarily as a result of the increase in revenues due to theatre expansion and an increase in overall admissions in the existing cinemas. The cost of entertainment and real estate represented 79.8% of related revenues for the nine months ended September 30, 2001 and 84.0% in 2000. The cost of entertainment and real estate as a percentage of related revenues improved primarily due to a reduction in payroll costs and film rental costs as a percentage of revenues. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $691,000 or 9.9% in 2001, primarily as a result of the expansion of theatre operations and an increase in overall admissions in the existing cinemas. The entertainment and real estate general and administrative expenses decreased $92,000 or 13.2% due to a reduction in payroll costs.

Corporate general and administrative expenses decreased $159,000 or 3.4%, primarily due to a $282,000 negative impact of the effect of foreign currency exchange rates in 2001 versus a $511,000 negative impact in 2000, a reduction of $229,000, offset by an increase in medical costs in 2001. Net interest expense increased $158,000, which is primarily attributable to the increase in long-term debt for working capital use, the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, Utah. Other income (expense) primarily relates to the gain from the sale of a theatre leasehold and the earned income portion of municipal forgivable loans, offset by a charge for the former Logan, UT manufacturing facility. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate for the September 30, 2001 and 2000 periods was 45.0%.

It is the Company's belief that the terrorist attacks of September 11, 2001 and their aftermath will not have a material adverse impact on future results of the Company. The Company had indoor rental and maintenance revenues generated from signage located at the World Trade Center, which are subject to insurance recoveries. The impact of September 11, 2001 may also affect future sales of indoor displays in the financial segment.


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total revenues for the three months ended September 30, 2001 decreased 0.8% to $18.7 million from $18.9 million for the three months ended September 30, 2000. Indoor display revenues decreased $733,000 or 11.1%. Of this decrease, indoor display equipment sales decreased $732,000 or 28.0%, primarily to financial customers, and indoor display equipment rental and maintenance revenues remained level.

Outdoor display revenues increased $251,000 or 2.8%. Of this increase, outdoor display equipment sales increased $401,000 or 5.7%, primarily to outdoor sports customers, offset by a decrease of $151,000 or 7.4% in outdoor display equipment rental and maintenance revenues primarily due to the continued expected decline in the outdoor lease and maintenance bases previously acquired.

Entertainment and real estate revenues increased $324,000 or 10.4%. This increase in revenues is primarily due to an increase in overall admissions in the existing cinemas.

Total operating income for the three months ended September 30, 2001 decreased 3.3% to $3.1 million from $3.2 million for the three months ended September 30, 2000. Indoor display operating income decreased $476,000 or 22.4%. The cost of indoor displays represented 47.0% of related revenues for the three months ended September 30, 2001 and 45.0% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to a change in the volume mix. Indoor display cost of equipment sales decreased $101,000 or 9.1%, due to decreased volume. The indoor display cost of equipment rental and maintenance decreased $109,000 or 5.8%, primarily due to the cost cutting program put into place in the second quarter of 2001. The indoor display general and administrative expenses decreased $47,000 or 3.1%.

Outdoor display operating income increased $86,000 or 11.0%. The cost of outdoor displays represented 75.2% of related revenues for the three months ended September 30, 2001 and 72.9% in 2000. The cost of outdoor displays as a percentage of revenue increased primarily due to a higher cost of new LED technology. Outdoor display cost of equipment rental and maintenance decreased $74,000 or 4.5% as a result of a cost cutting program put in place in the second quarter 2001. Outdoor display cost of equipment sales increased $476,000 or 9.5% due to increased volume. The outdoor display general and administrative expenses decreased $238,000 or 14.1%, primarily due to the consolidation of operations from prior acquisitions resulting in a cost cutting program put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment and real estate operating income increased $284,000, to $613,000, primarily as a result of the increase in overall admissions in the existing cinemas and a decrease in payroll and general and administrative expenses. The cost of entertainment and real estate represented 81.0% of related revenues for the three months ended September 30, 2001 and 84.3% in 2000. The cost of entertainment and real estate as a percentage of related revenues improved primarily due to a reduction in payroll costs and film rental costs as a percentage of revenues. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $160,000 or 6.0% in 2001, mainly as a result of an increase in overall admissions in the existing cinemas. The entertainment and real estate general and administrative expenses decreased $66,000 or 28.4% due to a reduction in payroll and payroll benefits.

Corporate general and administrative expenses decreased $59,000 or 3.6%, primarily due to a $108,000 negative impact of the effect of foreign currency exchange rates in 2001 versus a $239,000 negative impact in 2000. Net interest expense decreased $128,000, which is primarily attributable to a reduction in interest rates, offset by an increase in long-term debt for working capital use. Other income (expense) primarily relates to a gain on the sale of a theatre lease, and the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

The effective tax rate for the September 30, 2001 and 2000 periods was 45.0%.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2001 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 25, 2001 payable to stockholders of record as of October 9, 2001 and was paid October 19, 2001.

The Company has a $15.0 million revolving credit facility under its Credit Agreement that is available until June 2002, and requires an annual facility fee on the unused commitment of .375%. The Company has the option to convert the outstanding balance into a four-year term loan. At September 30, 2001, $13.4 million was outstanding, leaving $1.6 million of additional borrowing capacity available under such facility. The Credit Agreement contains certain financial covenants, which at September 30, 2001 included a defined debt service coverage ratio of 1.25 to 1.0, a defined debt to cash flow ratio of 4.25 to 1.0 and an annual limitation of $750,000 on cash dividends. At September 30, 2001 the Company was in compliance with such financial covenants. The Company believes that cash generated from operations together with the cash and cash equivalents on hand and the availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements.

Cash and cash equivalents increased $553,000 for the nine months ended September 30, 2001 compared to a decrease of $461,000 in 2000. The increase in 2001 is primarily attributable to an increase in proceeds from the joint venture primarily due to the maturity of a term loan to the joint venture and the sale of fixed assets. The decrease in 2000 is primarily attributable to cash utilized for investment in rental equipment and construction of theatres and an increase in working capital.

The $2.4 million proceeds from long-term debt for the nine months ended September 30, 2001 relate to borrowings under the revolving credit facility for purchases of equipment for rental and for working capital use.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward-looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward-looking statements. Many factors could cause actual results to differ from these forward-looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations, such as the decline in the value of the Australian dollar, terrorist acts and war.


Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company does not enter into derivatives for trading or speculative purposes.

At September 30, 2001, the Company had two interest rate swap agreements effective through August 2002, on a notional amount of $5.9 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 5.54% and an average of 7.87%, respectively. The fair value of the interest rate swap agreements were approximately ($104,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $328,000.

A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $321,000. The fair value is based on dealer quotes, considering current exchange rates.


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

Date: November 13, 2001



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