Form 10-K
period 2001-12-31
TRANS LUX CORP
filed 2002-04-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
                                           -----------------


Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
               ----------------------------------------------------
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

                            TRANS-LUX CORPORATION
                     2001 Form 10-K Cover Page Continued


As of the close of business on March 28, 2002, there were outstanding, 973,243 shares of the Registrant's Common Stock and 287,505 shares of its Class B Stock. The aggregate market value of the Registrant's Common and Class B Stock (based upon the closing price on the American Stock Exchange) held by non-affiliates on March 28, 2002 (based on the last sale price on the American Stock Exchange as of such date) was $5,160,032. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                       DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2002, to be filed with the Commission within 120 days of the Registrant's fiscal year end, (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                         2001 Form 10-K Annual Report

                               Table of Contents


                                   PART I
                                                                            Page
                                                                            ----

ITEM 1.   Business                                                             1
ITEM 2.   Properties                                                           7
ITEM 3.   Legal Proceedings                                                    7
ITEM 4.   Submission of Matters to a Vote of Security Holders                  8

                                   PART II

ITEM 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                          8
ITEM 6.   Selected Financial Data                                              9
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk          13
ITEM 8.   Financial Statements and Supplementary Data                         14
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            35

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant                  35
ITEM 11.  Executive Compensation                                              36
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      36
ITEM 13.  Certain Relationships and Related Transactions                      36

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                         36

Signatures                                                                    39

                                   PART I

ITEM 1.   BUSINESS

  Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a manufacturer, distributor, and marketer of large-scale, real-time electronic information displays for both indoor and outdoor use. These display systems utilize LED (light emitting diodes); plasma screens, and light bulb technologies to display real-time information entered by the user or via a third party information supplier. The Company provides high quality, reliable display products configured to suit its customers needs, and offers on-site installation, service and maintenance. The Company's display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports stadiums and venues, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties.


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

  The Company's electronic information display market is broken down into two distinct segments: the Indoor division and the Outdoor division. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; by sports stadiums and venues; by educational institutions; by outdoor advertising companies; by corporate and government communication centers; by retail outlets; by casinos, race tracks and other gaming establishments; in airports, train stations, bus terminals, and other transportation facilities; on highways and major thoroughfares; by movie theatres; by health maintenance organizations, and in various other applications.

  Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government and private, and gaming. The financial market sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms continue to install electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. The changing regulatory environment in the financial marketplace has resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers. The Indoor division has a new line of advanced last sale ticker displays, full color LED tickers and video displays.

  The government and private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, inbound/outbound telemarketing centers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information, promote concession sales and use the Company's Rear WindowTM system for the hearing-impaired. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

  The gaming sector includes casinos and Indian gaming establishments.
These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos also use electronic displays throughout their facilities to advertise to and attract gaming patrons. This includes using electronic displays in conjunction with slot machines using enhanced serial controllers to attract customer attention to potential payoffs and thus increase customer play. Indoor equipment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

  Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by sports stadiums, sports venues, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers and video displays available in monochrome and full color. The Company has utilized its strong position in the indoor market combined with several acquisitions to enhance its presence in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, major and minor league parks, professional and college sports stadiums, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

  Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2001 was approximately $9.3 million compared with the December 31, 2000 sales order backlog of $3.9 million. The December 31, 2001 backlog will be recognized in 2002. These amounts include only the sale of its products, they do not include new lease orders or renewals of existing lease agreements presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

  The Company's ability to compete and operate successfully depends upon, among other factors, its ability to anticipate and respond to the changing technological and product needs of its customers. The Company continually examines and tests new display technologies and develops enhancements to its existing product line in order to meet the needs of its customers.

  The Company developed a full line of RainbowWall(R) high-resolution full color LED displays for indoor and outdoor applications. RainbowWall delivers brilliant video and graphics in billions of colors to sports and commercial markets where the presentation of live-action, advertising, promotions and entertainment is of central importance. ProLine(R), the Company's proprietary controller software, is designed for RainbowWall applications that require dynamic, fast-changing information and imagery. ProLine allows live or recorded video, cable TV, newswire feeds and animations to be combined with text on a single display in flexible zone layouts.

  Continued development of new indoor products includes progressive meter and serial controller systems for use in the gaming industry; new monochrome and tricolor ticker displays utilizing improved LED display technology, curved and flexible displays; higher speed processors for faster data access and improved update speed; integration of blue LED's to provide full color text, graphics and video displays; wireless controlled displays and a new graphics interface to display more data in higher resolutions.

  The Company developed full-color LED video displays for the outdoor market which has applications particularly in the sports market where enhancing the presentation of live action is of central importance. One example is the recently introduced LED RainbowRibbon(R) fascia display system, which optimizes advertising space on arena and stadium tier fascias by smoothly transitioning between video, advertising, animations, scoring/statistics layouts and text.

  As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Full color, live video and digital input technology continue to be developed. The Company is currently focused on certain technologies that incorporate these features and which are expected to provide a choice of products for the custom applications demanded by its customers.

  The Company maintains a staff of 50 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense, and product enhancement and development amounted to $4,098,000, $4,244,000 and $4,280,000 in 2001, 2000 and 1999, respectively.




MARKETING AND DISTRIBUTION
--------------------------

  The Company markets its indoor and outdoor electronic information display products primarily through its 43 direct sales representatives, 6 telemarketers and a network of independent dealers and distributors. Our exclusive affiliation with a sports marketing firm, established in 2000, resulted in orders in fiscal 2001. The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 32 domestic and international trade shows annually.

  In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products. Working with software vendors and utilizing the internet to expand the quality and quantity of the multimedia content that can be delivered to our displays, we are able to offer customers total communications packages.

  Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia, Toronto, Canada and Brampton, Canada. The Company has existing relationships with approximately 23 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well positioned for expansion.

  Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Norcross, Georgia; Torrance, California; Toronto, Canada; Brampton, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as approximately 60 satellite offices in the United States and Canada.

  The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

  The Company's revenues in 2001, 2000 and 1999 did not include any single customer that accounted for more than 10% of total revenues.


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

  All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 30,000 board assemblies annually which are tested with state-of-the-art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

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

  The Company is ISO-9001 registered by Underwriters Laboratories at its Norwalk plant facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide. The Company believes these distinctions in its industry give it a competitive advantage in the global marketplace.


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

  Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company also maintains a National Technical Services Center in Norcross, Georgia, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and height of displays.

COMPETITION
-----------

   The Company's offer of short and long-term rentals to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming displays in the United States, as well as one of the largest outdoor electronic display and service organizations in the country.

  The Company competes with a number of competitors, both larger and smaller than itself, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.


THEATRE OPERATIONS
------------------

  The Company currently operates 64 screens in 12 locations in the western Mountain States. In 1999, the Company opened a single theatre and converted a four-plex theatre to a six-plex in Laramie Wyoming, closed a single theatre and opened a six-plex theatre in Espanola, New Mexico and opened a six-plex theatre in Dillon, Colorado; in 2000, the Company opened an eight-plex theatre in Los Lunas, New Mexico and a six-plex theatre in the Green Valley, Arizona area and closed a single theatre in Laramie, Wyoming; and in 2001, the Company closed a three-plex theatre in Los Alamos, New Mexico. The Company also operates a twelve-plex theatre in Loveland, Colorado which is a 50% owned joint venture partnership. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities. In the first quarter of 2000, the Company opened a film booking office, through which it arranges film exhibition for its own theatres and for other independent theatres around the country.

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

EMPLOYEES
---------

  The Company has approximately 660 employees as of February 28, 2002 of which approximately 470 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.


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


  The Company also leases 13 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases 4 theatre locations. The aggregate rental expense was $553,000, $687,000 and $601,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


ITEM 3.   LEGAL PROCEEDINGS

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition which has been granted. Subsequent to year-end, the Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which is subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters. The Company had been involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor had alleged claims against the Company in the amount of $489,000 due under a contract. The Company has denied any liability and has asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration was payment in the amount of $84,000 to the contractor.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                              PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

  (b) The Company had approximately 725 holders of record of its Common Stock and approximately 66 holders of record of its Class B Stock as of March 28, 2002.

  (c) The Board of Directors approved four quarterly cash dividends of $.035 per share for Common Stock and $.0315 per share for Class B Stock during 2001. Management and the Board of Directors will continue to review payment of the quarterly cash dividends. The Company is subject to an annual limitation of $750,000 on the payment of cash dividends.

  (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

                                  High           Low
                                  ----           ---
          2001
          First Quarter         $5.250        $3.563
          Second Quarter         7.050         4.200
          Third Quarter          6.000         4.000
          Fourth Quarter         6.700         4.000

          2000
          First Quarter         $7.875        $6.000
          Second Quarter         6.875         4.250
          Third Quarter          5.938         4.375
          Fourth Quarter         4.875         3.125

ITEM 6.   SELECTED FINANCIAL DATA

  (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2001, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                  2001        2000       1999      1998      1997
-----------                                  ----        ----       ----      ----      ----
In thousands, except per share data
Revenues                                 $ 70,171    $ 66,763   $ 62,818   $63,778   $53,363
Net income (loss)                             509      (2,231)       788     1,699     1,510
Earnings (loss) per share:
  Basic                                  $   0.40    $  (1.77)  $   0.61   $  1.32   $  1.18
  Diluted                                $   0.40    $  (1.77)  $   0.61   $  0.85   $  0.80
Cash dividends per share:
  Common stock                           $   0.14    $   0.14   $   0.14   $  0.14   $  0.14
  Class B stock                          $  0.126    $  0.126   $  0.126   $ 0.126   $ 0.126
Average common shares outstanding           1,261       1,261      1,286     1,290     1,281
Total assets                             $113,897    $113,015   $112,448   $91,146   $88,978
Long-term debt                             69,250      68,552     65,952    49,523    49,452
Stockholders' equity                       23,568      23,696     26,013    25,851    24,332



  (b) The following table sets forth quarterly financial data for the years ended December 31, 2001 and 2000:

Quarter Ended (unaudited)               March 31      June 30      September 30      December 31 (1)
-------------------------               --------      -------      ------------      ---------------
In thousands, except per share data
2001

Revenues                                 $17,397      $17,076           $18,735          $16,963
Gross profit                               6,138        5,731             6,104            5,563
Income before income taxes                    46          133               545              338
Net income                                    25           74               299              111
Earnings per share                       $  0.02      $  0.06           $  0.24          $  0.08
Cash dividends per share:
  Common stock                           $ 0.035      $ 0.035           $ 0.035          $ 0.035
  Class B stock                          $0.0315      $0.0315           $0.0315          $0.0315

2000

Revenues                                 $14,652      $16,612           $18,893          $16,606
Gross profit                               4,623        5,820             6,613            3,733
Income (loss) before income taxes         (1,250)          40                82           (1,970)
Net income (loss)                           (688)          23                44           (1,610)
Earnings (loss) per share                $ (0.55)     $  0.02           $  0.04          $ (1.28)
Cash dividends per share:
  Common stock                           $ 0.035      $ 0.035           $ 0.035          $ 0.035
  Class B stock                          $0.0315      $0.0315           $0.0315          $0.0315


(1) The Company recorded the following items during the quarter ended December 31, 2001: (1) a decrease to net income of $110,000 related to an increase in the allowance for doubtful accounts, (2) an increase to net income of $159,000 related to the settlement of a legal matter (see Note 15), and (3) an increase in the effective tax rate for the year, which had the effect of increasing the quarterly income tax expense by approximately $50,000. During the quarter ended December 31, 2000, the Company recorded: (1) an impairment charge of $1,044,000 (net of tax) related to an intangible theatre asset and equipment at its older Lake Dillon, CO theatre and certain older outdoor display manufacturing equipment, (2) a decrease to net income (loss) of $72,000 related to an outdoor sports display sales contract, and (3) a reduction in the effective tax benefit rate for the year, which had the effect of reducing the quarterly income tax benefit by approximately $192,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS




Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor Display, Outdoor Display, and Entertainment/Real Estate.

  The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. Included in this segment are the financial, gaming, government and corporate industries. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports, catalog sports, retail and commercial industries. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States, a national film booking service, and income-producing real estate properties.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to percentage of completion, bad debts, inventories, intangible assets, income taxes, warranty obligations, retirement benefits, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should total cost be different than estimated total cost, additional or a reduction of cost of sales may be required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. Should non-payment by customers differ from the Company's estimates, revision to increase or decrease the allowance for doubtful accounts may be required. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company evaluates intangible assets for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets , thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

2001 Compared to 2000

Total revenues for the year ended December 31, 2001 increased 5.1% to $70.2 million from $66.8 million for the year ended December 31, 2000. Indoor display revenues increased $1.1 million or 4.5%. Of this increase, indoor display equipment rentals and maintenance revenues increased $726,000 or 4.6%, primarily due to new rental and maintenance contracts and renewal of existing contracts, and indoor display equipment sales increased $360,000 or 4.3%, primarily in the gaming and financial industries segment.

  Outdoor display revenues increased $1.1 million or 3.6%. Of this increase, outdoor display equipment sales increased $1.4 million or 6.4%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $349,000 or 4.3%, primarily due to the continued expected revenue decline in the outdoor rental and maintenance bases previously acquired.

  Entertainment and real estate revenues increased $1.2 million or 10.3%. This increase is primarily from the revenues from two newly constructed multiplex theatres consisting of 14 screens in Los Lunas, NM and Sahuarita, AZ, which opened in February 2000 and May 2000, respectively, and an increase in overall admissions and ticket prices at the existing cinemas.

  Total operating income for the year ended December 31, 2001 increased 45.6% to $12.0 million from $8.3 million for the year ended December 31, 2000. Indoor display operating income increased $458,000 or 6.1%, primarily as a result of the increase in revenues. The cost of indoor displays represented 46.4% of related revenues in 2001 compared to 45.7% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to a change in the volume mix. Indoor display cost of equipment sales increased $464,000 or 11.9%, primarily due to increased volume. Indoor display cost of equipment rentals and maintenance increased $214,000 or 3.0%, largely due to increased depreciation expense, mainly due to the increase in equipment on rental. Indoor display general and administrative expenses decreased slightly.

  Outdoor display operating income increased to $1.6 million in 2001 compared to

$370,000 in 2000, primarily as a result of an increase in revenues and a decrease in general and administrative expenses. The cost of outdoor displays represented 77.5% of related revenues in 2001 compared to 77.8% in 2000.
Outdoor display cost of equipment sales increased $1.1 million or 6.2%, principally due to the increase in volume and the higher content of raw materials due to the new LED technology and installation costs. Outdoor display cost of equipment rentals and maintenance decreased $321,000 or 5.0%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rental and maintenance bases previously acquired. Outdoor display general and administrative expenses decreased $843,000 or 13.1%, primarily due to the consolidation of operations from prior acquisitions and a cost-cutting program put into place in the fourth quarter of 2000. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

  Entertainment and real estate operating income increased $2.1 million, to $2.5 million in 2001, primarily due to the increase in revenues due to theatre expansion, an increase in overall admissions and ticket prices in the existing cinemas, and the write-off of the $1.3 million intangible theatre asset and equipment at the older Lake Dillon, CO theatre in 2000. Under the terms of its lease, the Company is obligated to operate this theatre and recorded a loss of approximately $250,000 in 2001. When compared to 2000 (before the write-off), the entertainment and real estate operating income would have increased $811,000 or 47.1%. The cost of entertainment and real estate represented 78.9% of related revenues for the year ended December 31, 2001 and 82.5% (before the write-off) in 2000. Cost of entertainment and real estate, which includes film rental costs and depreciation expense, increased $543,000 or 5.5% in 2001 when compared to the year 2000 (before the write-off) due to the expansion of theatre operations and an increase in overall admissions in the existing cinemas. Entertainment and real estate general and administrative expenses decreased $84,000 or 11.9% due to a reduction in payroll costs.

  Corporate general and administrative expenses decreased $446,000 or 6.9%, principally due to a settlement of a legal matter for an amount less than the amount previously accrued (see Note 15), partially offset by an increase in the allowance for doubtful accounts, which were both recorded in the fourth quarter of 2001, and a cost cutting program put into place in the fourth quarter of 2000.

  Net interest expense decreased $160,000, which is primarily attributable to the decrease in variable interest rates in 2001 vs. 2000 offset by an increase in long-term debt to fund increased operating activities. The Company uses its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the gain from the sale of a theatre leasehold and the earned income portion of municipal forgivable loans, offset partially by a loss from the sale of the former Logan, UT manufacturing facility. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.

  The effective tax rate for the year ended December 31, 2001 was 52.0%. The tax rate was unfavorably impacted primarily by the inability to recognize tax benefits for losses of one foreign subsidiary and a higher tax rate in another foreign subsidiary. For the year ended December 31, 2000, the effective tax benefit rate was 28.0%, which was unfavorably impacted primarily by the inability to recognize tax benefits for losses of a foreign subsidiary. Such benefits could be realized in the future to the extent the foreign subsidiary shows profits.

  The terrorist attacks of September 11, 2001 and their aftermath has not had a material adverse impact on the results of the Company, but may temporarily affect future sales of indoor displays in the financial industries segment as certain financial companies plan for their relocation. The Company had indoor rental and maintenance revenues generated from signage located at the World Trade Center and the surrounding area, which are subject to insurance recoveries.

2000 Compared to 1999

The Company's total revenues for the year ended December 31, 2000 increased 6.3% to $66.8 million from $62.8 million for the year ended December 31, 1999.
Indoor display revenues increased 4.0% to $24.4 million in 2000 from $23.4 million in 1999. Of this increase, $677,000 or 4.4% was in the indoor display equipment rentals and maintenance revenues, primarily due to new rental and maintenance contracts and renewal of existing contracts. Indoor display sales increased $266,000 or 3.3%, primarily in the financial industries segment. Outdoor display revenues decreased 2.6% to $30.5 million in 2000 from $31.3 million in 1999. Of this decrease, $141,000 or 1.7% was in the outdoor display equipment rentals and maintenance revenues, primarily due to the continued expected revenue decline in the outdoor rental and maintenance bases previously acquired. Outdoor display sales decreased $664,000 or 2.9%, primarily in the custom outdoor sports segment. Entertainment and real estate revenues increased 47.3% to $11.9 million in 2000 from $8.1 million in 1999. This increase is primarily from the revenues from the four newly constructed multiplex theatres consisting of 26 screens in Dillon, CO, Espanola, NM, Los Lunas, NM and Sahuarita, AZ, which opened between August 1999 and May 2000, and the acquisition of two theatres in Laramie, WY in May 1999.

  Total operating income for the year ended December 31, 2000 decreased 22.2% to $8.3 million from $10.6 million for the year ended December 31, 1999. Indoor display operating income increased $141,000 or 1.9%. The cost of indoor displays represented 45.7% of related revenues in 2000 compared to 44.8% in 1999. Indoor display cost of equipment rentals and maintenance increased $537,000 or 8.1%, largely due to increased depreciation expense and field service costs, resulting from the increase in equipment on rental. Indoor display cost of equipment sales increased $94,000 or 2.5%, due to additional volume. The indoor display general and administrative expenses increased $171,000 or 3.1%.

  Outdoor operating income decreased $1.9 million or 83.6%. The cost of outdoor displays represented 77.8% of related revenues in 2000 and 73.5% in 1999. The sports segment of the outdoor division has become increasingly competitive. As a result, the Company expects to continue to experience erosion in the operating income of the sports sector of the outdoor division, as it continues to attempt to increase its market share, although 2001 did not experience an erosion. Outdoor display cost of equipment sales increased $1.0 million or 6.0%, principally due to higher content of raw materials due to the new LED technology, installation costs, and higher costs related to the new 55,000 square foot manufacturing facility in Logan, UT. In the fourth quarter, the Company wrote off approximately $145,000 of net book value of certain older manufacturing equipment held for sale at its former Logan, UT manufacturing facility after recent marketplace activity provided indication that the Company's carrying value was in excess of net realizable value; due mainly to the installation of state-of-the-art equipment in the new Logan, UT factory. Also during the fourth quarter of 2000, the Company reduced its gross profit by $100,000 relating to an outdoor sports display sales contract. Outdoor display cost of equipment rentals and maintenance decreased $268,000 or 4.0%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rental and maintenance bases previously acquired. The outdoor display general and administrative expenses increased $365,000 or 6.0%, primarily due to expanded sales and marketing efforts related to the sports segment and the operating costs related to the new manufacturing facility in Logan, UT. As a result of declining operating income in the outdoor display segment, management had evaluated the carrying value of the assets, including goodwill, and concluded that no adjustment to carrying value was necessary at that time. Such adjustments may need to be made in the future if circumstances indicate that the carrying value of such assets may not be recoverable, no adjustment was necessary in 2001.

  The entertainment and real estate operating income decreased $610,000 or 59.4%. This decrease was due to the fourth quarter charge for the write-off of the $1.3 million intangible theatre assets and equipment at its older Lake Dillon, CO theatre. The charge relating to the theatre was taken as a result of continuing disappointing box office receipts resulting in part from the Company's opening of a modern six-plex theatre in the same community in 1999. The Company recorded this impairment after analyzing its latest plans and projections of cash flows for this theatre, and determined that a charge was appropriate at that time. Previously, management had been working various strategies to improve operating results that were not having the desired effect, resulting in the need to record an impairment at that time. Under the terms of its lease, the Company is obligated to operate this theatre until 2014. Before the write-off, the entertainment and real estate division would have had an operating income of $1.7 million, an increase of $696,000 or 67.8%. The cost of entertainment and real estate represented 93.5% (which included the write-off) of related revenues for the year ended December 31, 2000 and 80.6% in 1999. The cost of entertainment and real estate increased $3.3 million or 50.8% in 2000 (before the write-off), mainly as a result of the expansion of theatre operations and theatre start-up expenses for new theatre locations. The entertainment and real estate general and administrative expenses decreased slightly.

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

  Net interest expense increased $1.9 million, which is primarily attributable to an increase in long-term debt due to the expansion of theatre operations and the new outdoor display manufacturing facility in Logan, UT, and an increase in interest rates in 2000 vs. 1999. Other income for 2000 relates largely to the gain on the sale of real estate holdings in Torrance, CA and in Mississauga, Canada. The 1999 other income related primarily to the gain on the repurchase of $1,135,000 par value of the Company's 7 1/2% Convertible Subordinated Notes at a discount and the earned income portion of municipal forgivable loans. The income from joint venture relates to the equity in earnings of the theatre joint venture, MetroLux Theatre in Loveland, CO.

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


Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $5.5 million to reduce exposure to interest fluctuations on its bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive income (loss). At December 31, 2001, the mark-to-market loss for the interest rate swap hedge included in other comprehensive income totaled $96,000 (net of tax).

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for the fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. On an annual basis, the Company's current amortization of goodwill approximates $97,000. The Company will perform the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any. Any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for financial statements issued after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not believe adopting SFAS 143 will have any effect on its financial statements.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS
144), effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any.


Liquidity and Capital Resources
The Company has a $15.0 million revolving credit facility available until June 2002, at which time the outstanding balance will convert into a four-year term loan. In order to fund on-going and potential new business, the Company is currently in discussions with lenders to arrange additional near-term working capital availability. At December 31, 2001, $12.9 million was outstanding, leaving $1.6 million of additional borrowing capacity under this facility after giving effect to outstanding irrevocable letters of credit in the amount of $0.5 million. These letters of credit, which have terms of less than three months, collateralize the Company's obligations to third parties for the purchase of inventory. The interest rate is LIBOR plus 2.5% (4.35% at December 31, 2001). The revolving credit facility also requires an annual facility fee on the unused commitment of 0.375%.

  The Company is currently authorized by the Board of Directors to repurchase up to $400,000 of its Common Stock. As of December 31, 2001, a total of 31,656 shares of Common Stock at a cost of $226,000 were repurchased under this program, although none were repurchased during 2001. As of December 31, 2001, the Company had repurchased $1,448,000 par value of its Notes, of which $20,000 par value were purchased during 2001 at a price of $77.00, resulting in an after tax gain of $2,000.

  The Company believes that cash generated from operations together with cash and cash equivalents on hand and the current availability under the revolving credit facility will be sufficient to fund its anticipated near term cash requirements, but is in discussions with lenders to arrange near-term working capital availability in order to fund ongoing and potential new business.


  The Company has two term loans under its amended bank Credit Agreement for a total of $5.5 million of indebtedness at a rate of interest at LIBOR plus 1.75%. The Company has two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms to reduce exposure to interest fluctuations, which are classified as cash flow hedges. The interest rate swap agreements have the effect of converting the interest rate on such term loans to fixed average annual rates of 7.82% and 7.88% through July 2002. The Credit Agreement requires compliance with certain financial covenants with which the Company must comply, absent a waiver by the bank, on a continuing basis, with which the Company is in compliance at December 31, 2001 and expects to remain in compliance.

  Cash and cash equivalents increased $1.8 million in 2001 compared to an increase of $0.3 million in 2000. The increase in 2001 is primarily attributable to borrowings under the revolving credit facility, offset by a decrease in receivables and deferred revenues, deposits and other. The increase in 2000 was primarily attributable to the proceeds received from sale of fixed assets and securities, offset by an increase in inventories and cash utilized for investment in equipment on rental and construction of theatres. The Company continues to experience a favorable collection cycle on its trade receivables.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. The fair value of the Company's fixed rate long-term debt is disclosed in Note 9 to the Consolidated Financial Statements. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company does not enter into derivatives for trading or speculative purposes.

  At December 31, 2001, the Company had two interest rate swap agreements effective through August 2002, with a notional amount of $5.5 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 4.35% and an average of 7.87%, respectively. The fair value of the interest rate swap agreements were approximately ($96,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $318,000.

  A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $571,000. The fair value is based on dealer quotes, considering current exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:



                             CONSOLIDATED STATEMENTS OF OPERATIONS




In thousands, except per share data     Years ended December 31       2001          2000          1999
------------------------------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance                               $24,405       $24,026       $23,490
   Equipment sales                                                  32,680        30,876        31,273
   Theatre receipts and other                                       13,086        11,861         8,055
                                                                   -------       -------       -------
      Total revenues                                                70,171        66,763        62,818
                                                                   -------       -------       -------
Operating expenses:
   Cost of equipment rentals and maintenance                        13,528        13,636        13,366
   Cost of equipment sales                                          22,777        21,245        20,171
   Cost of theatre receipts and other                               10,330         9,787         6,492
   Write down of theatre assets                                          -         1,306             -
                                                                   -------       -------       -------
      Total operating expenses                                      46,635        45,974        40,029
                                                                   -------       -------       -------
Gross profit from operations                                        23,536        20,789        22,789
General and administrative expenses                                 17,908        19,331        18,341
                                                                   -------       -------       -------
                                                                     5,628         1,458         4,448
Interest income                                                        157           445           592
Interest expense                                                    (5,532)       (5,980)       (4,251)
Other income                                                           412           626           258
Income from joint venture                                              397           353           185
                                                                   -------       -------       -------
Income (loss) before income taxes                                    1,062        (3,098)        1,232
                                                                   -------       -------       -------

Provision (benefit) for income taxes:
   Current                                                             (68)          104           510
   Deferred                                                            621          (971)          (66)
                                                                   -------       -------       -------
                                                                       553          (867)          444
                                                                   -------       -------       -------
Net income (loss)                                                  $   509       $(2,231)      $   788
                                                                   =======       =======       =======

Earnings (loss) per share:
   Basic                                                           $  0.40        ($1.77)      $  0.61
   Diluted                                                         $  0.40        ($1.77)      $  0.61

Average common shares outstanding:
   Basic                                                             1,261         1,261         1,286
   Diluted                                                           1,261         1,261         1,288

______________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.


                                   CONSOLIDATED BALANCE SHEETS


In thousands, except share data                         December 31            2001            2000
---------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                               $  5,699        $  3,920
   Available-for-sale securities                                                530             495
   Receivables, less allowance of $465 and $311                               9,503           8,010
   Unbilled receivables                                                         830           1,158
   Inventories                                                                6,837           7,781
   Prepaids and other                                                           762             754
                                                                           --------        --------
      Total current assets                                                   24,161          22,118
                                                                           --------        --------
Equipment on rental                                                          86,147          80,725
   Less accumulated depreciation                                             39,328          34,787
                                                                           --------        --------
                                                                             46,819          45,938
                                                                           --------        --------
Property, plant and equipment                                                47,944          48,528
   Less accumulated depreciation and amortization                            10,729           9,248
                                                                           --------        --------
                                                                             37,215          39,280
Other assets                                                                  5,702           5,679
                                                                           --------        --------
                                                                           $113,897        $113,015
                                                                           ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $  4,614        $  4,214
   Accrued liabilities                                                        6,230           6,079
   Current portion of long-term debt                                          3,331           2,562
                                                                           --------        --------
      Total current liabilities                                              14,175          12,855
                                                                           --------        --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                            30,177          30,197
   9 1/2% subordinated debentures due 2012                                    1,057           1,057
   Notes payable                                                             38,016          37,298
                                                                           --------        --------
                                                                             69,250          68,552
Deferred revenue, deposits and other                                          2,930           4,248
Deferred income taxes                                                         3,974           3,664
                                                                           --------        --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2001 and 2,445,562 in 2000                   2,453           2,445
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2001 and 294,843 in 2000                         287             295
   Additional paid-in-capital                                                13,901          13,901
   Retained earnings                                                         19,360          19,029
   Accumulated other comprehensive loss                                        (596)           (137)
                                                                           --------        --------
                                                                             35,405          35,533
   Less treasury stock - at cost - 1,479,688 shares in 2001 and 2000
      (excludes additional 287,505 shares held in 2001 and
      294,843 in 2000 for conversion of Class B stock)                       11,837          11,837
                                                                           --------        --------
      Total stockholders' equity                                             23,568          23,696
                                                                           --------        --------
                                                                           $113,897        $113,015
                                                                           ========        ========

___________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                 Years ended December 31                      2001        2000        1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                      $   509     $(2,231)    $   788
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                        10,067       9,532       8,682
   Income from joint venture                                              (397)       (353)       (185)
   Deferred income taxes                                                   620        (971)       (126)
   Gain on sale of fixed assets                                           (306)       (585)          -
   Loss on sale of securities                                                -          54           3
   Gain on repurchase of Company's
      7 1/2% convertible subordinated notes                                 (5)        (49)       (108)
   Write-off of non-recoverable assets                                       -       1,451           -
   Changes in operating assets and liabilities:
      Receivables                                                       (1,667)         10      (1,891)
      Inventories                                                          944      (1,635)       (765)
      Prepaids and other assets                                            (28)        339        (405)
      Accounts payable and accruals                                       (255)        564       2,257
      Deferred revenue, deposits and other                              (1,298)        433        (539)
                                                                       -------     -------     -------
        Net cash provided by operating activities                        8,184       6,559       7,711
                                                                       -------     -------     -------

Cash flows from investing activities
Equipment manufactured for rental                                       (7,978)     (8,708)     (7,373)
Purchases of property, plant and equipment                                (878)     (9,607)    (12,992)
Usage of (increase in) construction funds                                    -       3,290      (3,290)
Payments for acquisitions (net)                                              -           -      (1,163)
Proceeds from joint venture                                                734         227          94
Proceeds from sale of securities                                             -       3,182       1,054
Proceeds from sale of fixed assets                                         423       2,659           -
                                                                       -------     -------     -------
        Net cash used in investing activities                           (7,699)     (8,957)    (23,670)
                                                                       -------     -------     -------

Cash flows from financing activities
Proceeds from long-term debt                                             4,130       5,430      20,671
Repayment of long-term debt                                             (2,643)     (2,356)       (984)
Repurchase of Company's
   7 1/2% convertible subordinated notes                                   (15)       (233)       (974)
Purchase of treasury stock                                                   -           -        (226)
Cash dividends                                                            (178)       (174)       (175)
                                                                       -------     -------     -------
        Net cash provided by financing activities                        1,294       2,667      18,312
                                                                       -------     -------     -------

Net increase in cash and cash equivalents                                1,779         269       2,353
Cash and cash equivalents at beginning of year                           3,920       3,651       1,298
                                                                       -------     -------     -------
Cash and cash equivalents at end of year                               $ 5,699      $3,920     $ 3,651
                                                                       =======     =======     =======
------------------------------------------------------------------------------------------------------
Interest paid                                                          $ 5,241      $5,657     $ 4,185
Interest received                                                          187         558         617
Income taxes paid (refunded)                                               411         (14)      1,003
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                                                        Accumulated
                                                                                   Additional                                 Other
In thousands, except share data                    Common Stock          Class B      Paid-in    Treasury   Retained  Comprehensive
For the three years ended December 31, 2001        Shares   Amount    Shares  Amount  Capital       Stock   Earnings  Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                         2,443,119   $2,443    297,286   $297   $13,901   $(11,611)   $20,821          $  0
Net income                                            ---      ---        ---    ---       ---        ---        788           ---
Cash dividends                                        ---      ---        ---    ---       ---        ---       (175)          ---
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation            ---      ---        ---    ---       ---        ---        ---          (142)
   Unrealized holding loss                            ---      ---        ---    ---       ---        ---        ---           (83)
Common stock acquired (31,656 shares)                 ---      ---        ---    ---       ---       (226)       ---           ---
Class B conversion to common stock                  1,281        1     (1,281)    (1)      ---        ---        ---           ---
                                                -----------------------------------------------------------------------------------
Balance December 31, 1999                       2,444,400    2,444    296,005    296    13,901    (11,837)    21,434          (225)
Net income (loss)                                     ---      ---        ---    ---       ---        ---     (2,231)          ---
Cash dividends                                        ---      ---        ---    ---       ---        ---       (174)          ---
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation            ---      ---        ---    ---       ---        ---        ---            20
   Unrealized holding gain                            ---      ---        ---    ---       ---        ---        ---            68
Class B conversion to common stock                  1,162        1     (1,162)    (1)      ---        ---        ---           ---
                                                -----------------------------------------------------------------------------------
Balance December 31, 2000                       2,445,562    2,445    294,843    295    13,901    (11,837)    19,029          (137)
Net income                                            ---      ---        ---    ---       ---        ---        509           ---
Cash dividends                                        ---      ---        ---    ---       ---        ---       (178)          ---
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation            ---      ---        ---    ---       ---        ---        ---            19
   Unrealized holding loss                            ---      ---        ---    ---       ---        ---        ---            (9)
   Minimum pension liability adjustment               ---      ---        ---    ---       ---        ---        ---          (373)
   Unrealized derivative loss                         ---      ---        ---    ---       ---        ---        ---           (96)
Class B conversion to common stock                  7,338        8     (7,338)    (8)      ---        ---        ---           ---
                                                -----------------------------------------------------------------------------------
Balance December 31, 2001                       2,452,900   $2,453    287,505   $287   $13,901   $(11,837)   $19,360         $(596)

-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


Consolidated Statements of Comprehensive Income


In thousands           Years ended December 31        2001     2000     1999
------------------------------------------------------------------------------
Net income (loss)                                    $ 509   $(2,231)   $788
                                                     ------------------------
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation               19        20    (142)
  Unrealized holding gain (loss) on securities          (9)       68     (83)
  Minimum pension liability adjustment                (373)        -       -
  Unrealized derivative loss                           (96)        -       -
                                                     ------------------------
Total other comprehensive income (loss)               (459)       88    (225)
                                                     ------------------------
Comprehensive income (loss)                          $  50   $(2,143)   $563
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies
Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is recorded as a separate line in the Consolidated Statements of Operations.
      Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for doubtful accounts, inventory reserves, depreciation and amortization, intangible assets, warranty obligation, income taxes, contingencies and litigation.
      Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
      Available-for-sale securities: Available-for-sale securities consist of common and preferred stock holdings and are stated at fair value.
      Accounts receivable: Receivables are carried at net realizable value. Reserves for doubtful accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reserves for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays. The Company evaluates the adequacy of these reserves regularly.
      Equipment on rental and property, plant and equipment: Equipment on rental and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:
------------------------------------------------------
Equipment on rental                      5 to 15 years
Buildings and improvements              10 to 40 years
Machinery, fixtures and equipment        5 to 15 years
Leaseholds and improvements              5 to 27 years
------------------------------------------------------
When equipment on rental and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
      Goodwill and intangibles: Goodwill and intangible assets are amortized on a straight line basis, using the following useful lives: Goodwill over 20 years; non-compete agreements over their contractual terms of seven and ten years; deferred financing costs over the life of the related debt; and patents and other intangibles over 14 to 30 years.
      Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method which contemplates contract expiration, fall-out, and non-renewal.
      Impairment of long-lived assets: The Company evaluates long-lived assets, including intangible assets and goodwill, for possible impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In making such an evaluation for assets to be held and used, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to measure whether the asset is recoverable. For assets held for sale, possible impairment is measured by comparing the carrying amount of the asset to net realizable value.
      Revenue recognition: Rental revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs are susceptible to significant change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
      Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
      Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
      Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows.
      Accounting pronouncements: The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The adoption of SFAS 133 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive income (loss).
      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under

SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.
      The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter 2002. On an annual basis, the Company's current amortization of goodwill approximates $97,000. The Company will perform the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any. Any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.
  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for financial statements issued after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not believe adopting SFAS 143 will have any effect on its financial statements.
  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS
144), effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company has not yet determined what the effect of these tests will be on its earnings and financial position, if any.
  Reclassifications: Certain reclassifications of prior year's amounts have been made to conform to the current year's presentation.


2. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in a separate component of stockholders' equity until realized. Adjustments of $21,000 and $36,000 (before reclassification adjustment for realized gains and losses) were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 2001 and 2000, respectively. The Company realized losses on the sales of available-for-sale securities of $54,000 in 2000.

Available-for-sale securities consist of the following:

                               2001                    2000
                          ------------------------------------------
                           Fair   Unrealized       Fair   Unrealized
In thousands              Value       Losses      Value       Losses
--------------------------------------------------------------------

Equity securities          $530         $174       $495         $212
--------------------------------------------------------------------


3. Inventories
Inventories consist of the following:

In thousands                           2001         2000
--------------------------------------------------------
Raw materials and spare parts        $3,785       $4,837
Work-in-progress                      1,717        1,450
Finished goods                        1,335        1,494
                                     ------       ------
                                     $6,837       $7,781
--------------------------------------------------------



4. Property, Plant and Equipment
Property, plant and equipment consist of the following:

In thousands                                 2001         2000
--------------------------------------------------------------
Land, buildings and improvements          $36,140      $36,717
Machinery, fixtures and equipment          10,037        9,918
Leaseholds and improvements                 1,767        1,893
                                          -------      -------
                                          $47,944      $48,528
--------------------------------------------------------------

Land, buildings and equipment having a net book value of $29.6 million and $30.0 million at December 31, 2001 and 2000, respectively, were pledged as collateral under mortgage agreements.


5. Other Assets
Other assets consist of the following:


In thousands                                                  2001        2000
------------------------------------------------------------------------------
Deferred financing costs, net of
  accumulated amortization of $1,399-2001
  and $1,079-2000                                           $1,412      $1,658
Goodwill and noncompete agreements,
  net of accumulated amortization of $551-
  2001 and $945-2000                                         1,256       1,362
Investment in joint venture                                  1,065         899
Prepaids                                                       838         492
Maintenance contracts, net of accumulated
  amortization of $2,220-2001 and $2,108-2000                  406         517
Patents and other intangibles, net of
  accumulated amortization of $463-2001
  and $432-2000                                                 75         106
Deposits and other                                             650         645
                                                            ------      ------
                                                            $5,702      $5,679
------------------------------------------------------------------------------

Deferred financing costs relate to issuance of the 7 1/2% convertible subordinated notes, the 9 1/2% subordinated debentures, and other financing agreements.
      Goodwill and noncompete agreements relate to the acquisitions of two separate outdoor businesses.
      Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.



6. Write-Off of Assets

During the fourth quarter of 2000, the Company recorded an impairment charge of $1,306,000 relating to an intangible theatre asset and equipment at its older Lake Dillon, Colorado, theatre, and $145,000 for certain older outdoor manufacturing equipment. The charge relating to the theatre was taken as a result of continuing disappointing box office receipts resulting in part from the Company's opening of a modern six-plex theatre in the same community in 1999. The Company recorded this impairment after analyzing its latest plans and projections of cash flows for this theatre, and determined that a charge was appropriate at that time. Previously, management had been working various strategies to improve operating results that were not having the desired effect, resulting in the need to record an impairment at that time. Under the terms of its lease, the Company is obligated to operate this theatre until 2014. The charge for the outdoor manufacturing equipment relates to assets held for sale at its former Logan, Utah manufacturing facility after recent marketplace activity provided indication that the Company's carrying value was in excess of net realizable value. During the third quarter 2001, this facility was sold, and a $56,000 loss was recorded.

7. Taxes on Income
The components of income tax expense (benefit) are as follows:

In thousands                               2001        2000        1999
-----------------------------------------------------------------------
Current:
  Federal                                 $(413)      $(320)      $ 277
  State and local                            27         (23)         64
  Foreign                                   318         447         169
                                          -----       -----       -----
                                            (68)        104         510
Deferred:
  Federal                                   605        (601)       (157)
  State and local                            16        (313)        131
  Foreign                                     -         (57)        (40)
                                          -----       -----       -----
                                            621        (971)        (66)
                                          -----       -----       -----
Total income tax expense (benefit)        $ 553       $(867)      $ 444
-----------------------------------------------------------------------


Income taxes provided (benefit) differed from the expected federal statutory rate of 34% as follows:

                                                 2001       2000       1999
----------------------------------------------------------------------------
Statutory federal income tax (benefit) rate      34.0%     (34.0%)     34.0%
State income taxes, net of federal benefit        2.7       (7.2)      10.4
Foreign operating losses (income) not
  providing current tax benefit (expense)         2.9        5.4      (12.3)
Foreign income taxed at different rates           8.0        2.7       (0.5)
Income tax credits                                1.4        3.9          -
Other                                             3.0        1.2        4.4
                                                 -----      -----      -----
Effective income tax rate (benefit)              52.0%     (28.0%)     36.0%
----------------------------------------------------------------------------


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

In thousands                                2001            2000
----------------------------------------------------------------
Deferred tax asset:
  Tax credit carryforwards               $ 1,988         $ 2,276
  Operating loss carryforwards             4,392           3,687
  Net pension cost                           475              78
  Bad debts                                  159              77
  Litigation                                  86             201
  Other                                      629             662
  Valuation allowance                       (304)           (320)
                                         -------         -------
                                           7,425           6,661
Deferred tax liability:
  Depreciation                            10,722           9,675
  Gain on purchase of
    Company's 9% debentures                  439             439
  Other                                      238             211
                                         -------         -------
                                          11,399          10,325
                                         -------         -------
Net deferred tax liability               $ 3,974         $ 3,664
----------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $1.7 million paid by the Company which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $10.5 million, which begin to expire in 2019 and Australian net operating loss carryforwards of approximately $0.2 million which begin to expire in 2007.

     A valuation allowance has been established for the amount of deferred tax assets related to Australian and state net operating loss carryforwards and foreign tax credits, which management estimates will more likely than not expire unused.


8. Accrued Liabilities
Accrued liabilities consist of the following:

In thousands                                      2001          2000
--------------------------------------------------------------------
Compensation and employee benefits              $1,712        $1,213
Pension liability                                1,207           214
Interest payable                                   704           643
Taxes payable                                      222         1,210
Other                                            2,385         2,799
                                                ------        ------
                                                $6,230        $6,079
--------------------------------------------------------------------


9. Long-Term Debt
Long-term debt consists of the following:

In thousands                                                   2001        2000
-------------------------------------------------------------------------------
7 1/2% convertible subordinated notes due 2006              $30,177     $30,197
9 1/2% subordinated debentures due 2012                       1,057       1,057
Term loans - bank, secured due in quarterly installments
  through 2005                                                5,479       7,095
Revolving credit facility - bank, secured                    12,900       9,050
Real estate mortgages - secured, due in monthly
  installments through 2021                                  18,200      18,561
Loan payable - IRB, due in annual installments through
  2014                                                        4,390       4,615
Loan payable - CEBA, secured, due in monthly
  installments through 2006 at 0.0%                             245         295
Loan payable - CDA, secured due in monthly installments
  through 2002 at 5.0%                                           54         135
Capital lease obligation - secured, due in monthly
  installments through 2004 at 5.3%                              79         109
                                                            -------     -------
                                                             72,581      71,114
Less portion due within one year                              3,331       2,562
                                                            -------     -------
Long-term debt                                              $69,250     $68,552
-------------------------------------------------------------------------------


Payments of long-term debt due for the next five years are:

In thousands       2002      2003      2004      2005      2006
---------------------------------------------------------------
                 $3,331    $4,960    $5,008    $7,617    $4,101
---------------------------------------------------------------

The 7 1/2% convertible subordinated notes (the "Notes") are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at declining premiums. The related Indenture agreement requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. During 2001, the Company repurchased $20,000 face value of its Notes at $77.00, and recognized $2,000 of income (net of tax).
      The 9 1/2% subordinated debentures (the "Debentures") are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
      The Company has a bank Credit Agreement, which provides for both term loans and a $15 million revolving credit facility, including letters of credit, which are available until June 2002, and requires an annual facility fee on the unused commitment of 0.375%. The Company has provided the bank with a security interest in substantially all assets of its display business. At December 31, 2001, under the term loans, $4.7 million and $0.8 million were outstanding. Under the revolving credit facility, $12.9 million was outstanding leaving $1.6 million in borrowing capacity under this facility, and has outstanding irrevocable letters of credit in the amount of $0.5 million. These letters of credit, which have terms of less than three months, collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit approximates contract values based on the nature of the fee arrangements with the issuing bank. The Credit Agreement requires compliance with certain financial covenants which, at December 31, 2001, included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At December 31, 2001, the Company was in compliance with such financial covenants. The term loans bear interest at LIBOR plus 1.75%. At December 31, 2001, there were two interest rate swap agreements in place, with a notional value equal to the amount of the two term loans and with corresponding maturity terms to reduce exposure to interest fluctuations, which are classified as cash flow hedges. The interest rate swap agreements have the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.87% through July 2002. At January 1, 2001, the Company adopted the provisions of SFAS 133 and recorded a cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive income (loss). At December 31, 2001, the cost to the Company to terminate the interest rate swap agreements was approximately $96,000, net of tax. Payments on the $0.8 million term loan are due in even quarterly installments through July 2002, and payments on the $4.7 million term loan are due in even quarterly installments through July 2005 and a final maturity of $2.8 million in August 2005.
  Under the Credit Agreement, the outstanding balance on the revolving credit facility will convert into a four-year term loan. Upon conversion to a term loan, the revolving credit borrowings would be repayable in even quarterly installments until maturity. Interest is computed at LIBOR plus 2.5% (4.35% at December 31, 2001).
  The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2021. Depending upon the mortgage, the interest rate is either fixed, floating or adjustable. At December 31, 2001, such interest rates ranged from 3.89% to 8.91%.
  On June 3, 1999, as part of a loan agreement entered into with the City of Logan, Cache County, Utah, the Company financed $4.8 million of a combination of Tax-Exempt and Taxable Revenue Bonds ("Bonds") for the construction of its new 55,000 square foot outdoor display manufacturing facility in Logan, Utah. The Bonds are secured by an irrevocable letter of credit issued by a bank. At the direction of the Company, the Bonds may be redeemed, in whole or in part, prior to the maturity date. The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent), which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may, from time to time, change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate. At December 31, 2001, the interest rates on the Bonds were 1.80% and 2.10%, respectively, plus a 1.25% letter of credit fee.
  During 2001, the Company incurred interest costs of $5.5 million.
At December 31, 2001, the fair value of the Notes and the Debentures was $25.8 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.


10. Stockholders' Equity
During 2001, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2001 and January 2002. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
      The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares would have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
      During 1999, the Board of Directors authorized the repurchase, from time to time, of up to $400,000 in shares of the Company's Common Stock. As of December 31, 2001, under this program, the Company had purchased 31,656 shares at a cost of $226,000.
      The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
      Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.3 million at both December 31, 2001 and 2000.


11. Engineering Development
Engineering development expense was $297,000, $326,000 and $535,000 for 2001, 2000 and 1999, respectively.


12. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. At December 31, 2001, plan assets consist principally of insurance company funds, mutual funds and $203,000 in the Company's 9 1/2% subordinated debentures.

The funded status of the plan as of December 31, 2001 and 2000 is as follows:

In thousands                                               2001            2000
-------------------------------------------------------------------------------
Change in projected benefit obligation
Projected benefit obligation at beginning of year       $ 7,597         $ 6,438
Service cost                                                568             568
Interest cost                                               560             493
Actuarial loss                                               46             340
Amendments to plan                                          167               -
Benefits paid                                               (77)           (242)
                                                         ------          ------
Projected benefit obligation at end of year             $ 8,861         $ 7,597
                                                         ------          ------
Change in plan assets
Fair value of plan assets at beginning of year          $ 5,625         $ 5,988
Actual return on plan assets                                (12)           (121)
Company contributions                                       311               -
Benefits paid                                               (77)           (242)
                                                         ------          ------
Fair value of plan assets at end of year                $ 5,847         $ 5,625
                                                         ------          ------
Funded status
Funded status (underfunded)                             $(3,014)        $(1,972)
Unrecognized net actuarial loss                           2,253           1,747
Unrecognized prior service cost                             175              11
                                                         ------          ------
Net pension benefit liability                           $  (586)        $  (214)
                                                         ------          ------
Net pension benefit liability
Pension benefit liability                               $(1,382)        $  (214)
Unrecognized prior service cost                             175               -
Accumulated other comprehensive loss                        621               -
                                                         ------          ------
Net pension benefit liability                           $  (586)        $  (214)
                                                         ------          ------
Weighted-average assumptions as of December 31
Discount rate                                              7.25%           7.50%
Expected return on plan assets                             9.50%           9.50%
Rate of compensation increase                              3.75%           4.25%
--------------------------------------------------------------------------------

The following items are components of the net periodic pension cost for the three years ended December 31, 2001:

In thousands                                  2001        2000        1999
--------------------------------------------------------------------------
Service cost                                 $ 568       $ 568       $ 565
Interest cost                                  560         493         446
Expected return on plan assets                (537)       (561)       (536)
Amortization of prior service cost               2           2           2
Amortization of net actuarial loss              90           8          88
                                               ---         ---         ---
Net periodic pension cost - funded plan      $ 683       $ 510       $ 565
--------------------------------------------------------------------------

In addition, the Company provides unfunded supplemental retirement benefits for the Chief Executive Officer. The Company recognized a benefit of $127,000 for 2001 due to amendments to the pension plan and accrued $111,000 and $97,000 for 2000 and 1999, respectively, for such benefits. The total liability accrued was $456,000, $583,000 and $472,000 at December 31, 2001, 2000 and 1999,
respectively.
      The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.


13. Stock Option Plans
The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. During 2001, the Company adopted a Non-Statutory Stock Option Agreement reserving 10,000 shares of Common Stock for issue to the Chairman of the Board.

Changes in the stock option plans are as follows:

                                             Number of Shares                    Weighted
                                             ----------------                     Average
                                  Authorized     Granted     Available     Exercise Price
-----------------------------------------------------------------------------------------
Balance January 1, 1999              152,809      85,809        67,000              $9.58
Terminated                              (300)     (1,300)        1,000               7.71
Granted                                    -      44,000       (44,000)              8.83
                                     ----------------------------------------------------
Balance December 31, 1999            152,509     128,509        24,000               9.35
Additional shares authorized          25,000           -        25,000                  -
Terminated                            (2,650)     (3,850)        1,200               8.16
Granted                                    -       5,500        (5,500)              6.40
                                     ----------------------------------------------------
Balance December 31, 2000            174,859     130,159        44,700               9.26
Additional shares authorized          10,000           -        10,000                  -
Terminated                                 -     (32,100)       32,100               8.86
Granted                                    -      13,500       (13,500)              4.18
                                     ----------------------------------------------------
Balance December 31, 2001            184,859     111,559        73,300              $8.75
-----------------------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2001, under the 1995 Plan, options for 58,939 shares with exercise prices ranging from $6.50 to $15.1875 per share were outstanding, all of which were exercisable. During 2001, no options were exercised and options for 30,600 shares expired. During 2000, options for 5,000 shares were granted at an exercise price of $6.50 per share, no options were exercised, and options for 1,200 shares expired. During 1999, options for 42,500 shares were granted at exercise prices ranging from $8.80 to $9.00 per share, no options were exercised, and options for 1,000 shares expired.
      At December 31, 2001, under the 1992 Plan, options for 28,620 shares with exercise prices ranging from $6.3125 to $9.6875 per share were outstanding, all of which were exercisable. During 2001, no options were exercised, and no options expired. During 2000, no options were exercised, and options for 2,650 shares expired. During 1999, no options were exercised, and options for 300 shares expired.
      Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2001, options for 14,000 shares with exercise prices ranging from $4.025 to $13.00 per share were outstanding, 10,500 of which were exercisable. During 2001, options for 3,500 shares were granted with exercise prices ranging from $4.025 to $6.15, no options were exercised, and options for 1,500 shares expired. During 2000, options for 500 shares were granted at an exercise price of $5.375 per share, no options were exercised, and no options expired. During 1999, options for 1,500 shares were granted at an exercise price of $8.00 per share, no options were exercised, and no options expired.
      Under the Non-Statutory Stock Option Agreement for the Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for ten years from date of grant. At December 31, 2001, the option for 10,000 shares with an exercise price of $4.025 was outstanding and was exercisable. During 2001, the option for 10,000 shares was granted at an exercise price of $4.025, the option was not exercised and did not expire.
The following tables summarize information about stock options outstanding at December 31, 2001:

                                      Weighted Average
Range of                  Number             Remaining      Weighted Average
Exercise Prices      Outstanding      Contractual Life        Exercise Price
----------------------------------------------------------------------------
$ 4.03 - $ 6.31           17,920                   6.8                $ 4.68
  6.32 -   7.56            8,900                   5.0                  6.97
  7.57 -   8.13           29,539                   3.4                  8.12
  8.14 -   9.69           19,900                   5.0                  9.22
  9.70 -  12.63           33,500                   4.1                 11.41
 12.64 -  15.19            1,800                   3.9                 13.97
                         ---------------------------------------------------
                         111,559                   4.6                $ 8.75
----------------------------------------------------------------------------

Range of                    Number        Weighted Average
Exercise Prices        Exercisable          Exercise Price
----------------------------------------------------------
$ 4.03 - $6.31              14,420                  $ 4.69
  6.32 -  7.56               8,900                    6.97
  7.57 -  8.13              29,539                    8.12
  8.14 -  9.69              19,900                    9.22
  9.70 - 12.63              33,500                   11.41
 12.64 - 15.19               1,800                   13.97
                       -----------------------------------
                           108,059                  $ 8.89
----------------------------------------------------------

The estimated fair value of options granted during 2001, 2000 and 1999 was $1.81, $2.69 and $3.93 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at option grant dates for awards in accordance with the accounting provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been reported as the pro forma amounts indicated below:

In thousands, except per share data                       2001       2000      1999
-------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders
As reported                                              $ 509    $(2,231)    $ 788
Pro forma                                                  504     (2,274)      737
                                                         ----------------------------
Net income (loss) per common and common equivalent share
As reported                                              $0.40    $ (1.77)    $0.61
Pro forma                                                 0.40      (1.80)     0.56
-------------------------------------------------------------------------------------

The fair value of options granted under the Company's stock option plans during 2001, 2000 and 1999 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 2.72% in 2001, 2.60% in 2000 and 1.77% in 1999, expected volatility of approximately 41% in 2001 and 37% in 2000 and 1999, risk free interest rate of approximately 5.46% in 2001, 5.48% in 2000 and 6.48% in 1999, and expected lives of option grants of approximately four years in 2001, 2000 and 1999. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects, and additional awards in future years are anticipated.


14. Earnings per Share
The following table represents the computation of basic and diluted earnings per common share for the three years ended December 31, 2001:

In thousands, except per share data              2001        2000        1999
-----------------------------------------------------------------------------
Basic earnings (loss) per share
  computation:
Net income (loss)                              $  509     $(2,231)     $  788
                                               ------------------------------
Weighted average common
  shares outstanding                            1,261       1,261       1,286
                                               ------------------------------
Basic earnings (loss) per common share         $ 0.40     $ (1.77)     $ 0.61
                                               ------------------------------
Diluted earnings (loss) per share
  computation:
Net income (loss)                              $  509     $(2,231)     $  788
                                               ------------------------------
Weighted average common
  shares outstanding                            1,261       1,261       1,286
Assumes exercise of options reduced
  by the number of shares which could
  have been purchased with the proceeds
  from exercise of such options (1)                 -           -           2
                                               ------------------------------
Total weighted average shares                   1,261       1,261       1,288
                                               ------------------------------
Diluted earnings (loss) per common share       $ 0.40     $ (1.77)     $ 0.61
-----------------------------------------------------------------------------

(1) The 2001 and 2000 diluted earnings (loss) per common share calculation does not include options to purchase 111,559 and 130,159 shares of common stock, respectively, as the effect is antidilutive. The 1999 diluted earnings per common share calculation does not include options to purchase 88,500 shares of common stock, which were outstanding, with exercise prices ranging from $8.625 to $15.1875 per share because the exercise prices were greater than the average market price of the common stock.


15. Commitments and Contingencies
Contingencies: The Company has employment agreements with certain executive officers, which expire at various dates through December 2010. At December 31, 2001, the aggregate commitment for future salaries, excluding bonuses, was approximately $4.6 million.
      During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which are classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. The loans are forgiven on a pro-rata basis when predetermined employment levels are attained.
      During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition that has been granted. Subsequent to year-end, the Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which is subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work.
      Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters.
      The Company had been involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor had alleged claims against the Company in the amount of $489,000 due under a contract. The Company had denied any liability and has asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration was payment in the amount of $84,000 to the contractor.
      Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2001 are as follows: $612,000 - 2002, $555,000 - 2003, $484,000 - 2004, $446,000 - 2005,
$347,000 - 2006, $2,348,000 - thereafter.  Rent expense was $553,000, $687,000 and $601,000 for the years ended December 31, 2001, 2000 and 1999, respectively.
      Commitments: The Company has a purchase commitment with one of its suppliers to purchase a specified quantity of raw materials over the next two years. In the event the Company does not purchase the specified quantity, a maximum surcharge of $66,667 can be imposed by the supplier. The Company has satisfied its minimum purchase requirement for 2001.
      Guarantees: The Company has guaranteed $1.5 million (60%) of a $2.5 million mortgage loan obtained by its joint venture, MetroLux Theatres.
      During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $1,285,000 if, upon default, the lessor cannot recover the unamortized balance.


16. Business Segment Data
Operating segments are based on the Company's business components about which separate financial information is available, and is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.
      The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate Division owns a chain of motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three years ended December 1, 2001 is as follows:

In thousands                                        2001          2000         1999
-----------------------------------------------------------------------------------
Revenues:
  Indoor display                                $ 25,449      $ 24,363      $23,419
  Outdoor display                                 31,636        30,539       31,344
  Entertainment/real estate                       13,086        11,861        8,055
                                                -----------------------------------
Total revenues                                  $ 70,171      $ 66,763      $62,818
                                                -----------------------------------
Operating income:
  Indoor display                                $  7,931      $  7,473      $ 7,331
  Outdoor display                                  1,563           370        2,252
  Entertainment/real estate                        2,534           417        1,027
                                                -----------------------------------
Total operating income                            12,028         8,260       10,610
Other income                                         412           626          258
Corporate general and administrative expenses     (6,003)       (6,449)      (5,977)
Interest expense - net                            (5,375)       (5,535)      (3,659)
                                                -----------------------------------
Income (loss) before income taxes               $  1,062      $ (3,098)     $ 1,232
                                                -----------------------------------

Assets:
  Indoor display                                $ 43,592      $ 42,887
  Outdoor display                                 36,529        37,683
  Entertainment/real estate                       26,891        27,237
                                                ----------------------
Total identifiable assets                        107,012       107,807
General corporate                                  6,885         5,208
                                                ----------------------
Total assets                                    $113,897      $113,015
                                                ----------------------
Depreciation and amortization:
  Indoor display                                $  5,643      $  5,187      $ 4,853
  Outdoor display                                  2,977         2,791        2,581
  Entertainment/real estate                          935           993          594
  General corporate                                  512           561          654
                                                -----------------------------------
Total depreciation and amortization             $ 10,067      $  9,532      $ 8,682
                                                -----------------------------------
Capital expenditures:
  Indoor display                                $  6,502      $  7,162      $ 5,820
  Outdoor display                                  1,801         5,202        4,147
  Entertainment/real estate                          435         5,822       10,101
  General corporate                                  118           129          297
                                                -----------------------------------
Total capital expenditures                      $  8,856      $ 18,315      $20,365
-----------------------------------------------------------------------------------


17. Fourth Quarter Events (unaudited)
The Company recorded the following items during the quarter ended December 31, 2001: (1) a decrease to net income of $110,000 related to an increase in the allowance for doubtful accounts, (2) an increase to net income of $159,000 related to the settlement of a legal matter (see Note 15), and (3) an increase in the effective tax rate for the year, which had the effect of increasing the quarterly income tax expense by approximately $50,000. During the quarter ended December 31, 2000, the Company recorded: (1) an impairment charge of $1,044,000 (net of tax) related to an intangible theatre asset and equipment at its older Lake Dillon, CO theatre and certain older outdoor display manufacturing equipment, (2) a decrease to net income (loss) of $72,000 related to an outdoor sports display contract, and (3) a reduction in the effective tax benefit rate for the year, which had the effect of reducing the quarterly income tax benefit by approximately $192,000.


Independent Auditors' Report


To the Board of Directors and Stockholders of Trans-Lux Corporation, Norwalk, Connecticut:

  We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2001 financial statements of MetroLux Theatres, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $1,065,000 in MetroLux Theatres' net assets at December 31, 2001, and of $397,000 in that company's net income for the year then ended are included in the accompanying 2001 financial statements. The 2001 financial statements of MetroLux Theatres were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company in the 2001 financial statements, is based solely on the report of such other auditors.
  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
  In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 27, 2002

--------------------------------------------------------------------------------


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

Partners
MetroLux Theatres
Norwalk, Connecticut

                         Independent Auditors' Report

We have audited the accompanying balance sheet of MetroLux Theatres as of December 31, 2001 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kellogg & Andelson

February 18, 2002

                               METROLUX THEATRES

                                 BALANCE SHEET

                               DECEMBER 31, 2001
                             (Dollars in thousands)

                                    ASSETS


CURRENT ASSETS:
  Cash                                                                $  707
  Concession supplies                                                     10
  Prepaid expenses and other current assets                               11
                                                                       -----

        Total current assets                                             728

FIXED ASSETS, net                                                      4,331

OTHER ASSETS:
  Due from partners                                                        1
  Intangible assets, net                                                  16
                                                                       -----

        Total other assets                                                17
                                                                       -----

                                                                      $5,076
                                                                       =====

                        LIABILITIES AND PARTNERS' EQUITY


CURRENT LIABILITIES:
  Film rentals payable                                                $  211
  Accounts payable and accrued expenses                                  164
  Current portion of long-term debt                                      207
                                                                       -----

        Total current liabilities                                        582

LONG-TERM DEBT, net of current portion                                 2,293

DEFERRED REVENUES                                                         71
                                                                       -----

        Total liabilities                                              2,946
                                                                       -----

PARTNERS' EQUITY                                                       2,130
                                                                       -----

                                                                      $5,076
                                                                       =====

                 The accompanying notes are an integral part
                         of the financial statements

                               METROLUX THEATRES

                              STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (Dollars in thousands)


OPERATING REVENUES:
  Theatre operations
    Admissions                                                        $2,434
    Concessions                                                        1,045
    Other operating revenues                                              59
                                                                       -----

      Total operating revenues                                         3,538
                                                                       -----

OPERATING EXPENSES:
  Theatre operations
    Film costs and advertising                                         1,379
    Cost of concessions                                                  183
    Other operating expenses                                             868
    Administrative expenses                                              110
                                                                       -----

      Total operating expenses                                         2,540
                                                                       -----

INCOME FROM OPERATIONS                                                   998
                                                                       -----

OTHER INCOME (EXPENSE):
  Interest income                                                          5
  Gain on sale of assets                                                  43
  Interest expense                                                      (252)
                                                                       -----

      Net other (expense)                                               (204)
                                                                       -----

NET INCOME                                                            $  794
                                                                       =====

                 The accompanying notes are an integral part
                         of the financial statements

                               METROLUX THEATRES

                         STATEMENT OF PARTNERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (Dollars in thousands)



                                                               Trans-Lux
                                         Metro Colorado         Loveland
                                            Corporation      Corporation       Total
                                         --------------      -----------      ------


PARTNERS' EQUITY, January 1, 2001                $  816           $  816      $1,632

PARTNERSHIP DISTRIBUTIONS                          (148)            (148)       (296)

NET INCOME                                          397              397         794
                                                  -----            -----       -----

PARTNERS' EQUITY, December 31, 2001              $1,065           $1,065      $2,130
                                                  =====            =====       =====

                 The accompanying notes are an integral part
                         of the financial statements

                               METROLUX THEATRES

                            STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 794
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                         146
        Gain on sale of fixed assets                          (42)
        Write off of prepaid financing costs                   30
   Changes in assets and liabilities:
      Prepaid expenses and other current assets                (2)
      Due from partners                                      (162)
      Film rentals payable                                     76
      Accounts payable and accrued expenses                    (4)
      Deferred revenue                                          6
                                                              ---
   Net cash provided by operating activities                  842
                                                              ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of fixed assets                      45
   Acquisition of fixed assets                               (178)
                                                              ---
   Net cash (used in) investing activities                   (133)
                                                              ---

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on note to general partner             (502)
   Net proceeds from issuance of long-term debt               157
   Principal payment on long-term debt                       (129)
   Partnership distributions                                 (296)
                                                              ---
   Net cash (used in) financing activities                   (770)
                                                              ---

NET CHANGE IN CASH                                            (61)

CASH, beginning of year                                       768
                                                              ---
CASH, end of year                                           $ 707
                                                              ===

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                            $ 251
                                                              ===
   Income taxes paid                                        $   -
                                                              ===

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   On December 28, 2001, the Company refinanced their long-term note with a new bank. The amount refinanced was approximately $2,343,000 along with approximately $16,000 of loan fees deducted out of net proceeds.

                 The accompanying notes are an integral part
                         of the financial statements

                             METROLUX THEATRES

                       NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    MetroLux Theatres (the "Company") is a general partnership entered between Metro Colorado Corporation, a California corporation, and Trans-Lux Loveland Corporation, a Colorado corporation. The partnership was created for the purpose of engaging in the business of constructing, purchasing, owning, operating and performing all functions in relation to the operation of a multi-screen movie theatre, ancillary real estate and other entertainment uses in Loveland, Colorado.

    Fixed Assets
    ------------

    Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is provided utilizing straight-line and accelerated methods at rates based upon the estimated useful lives of the various classes of assets.

        Buildings and improvements                    10-39 years
        Theatre equipment                                10 years
        Furniture and other equipment                  5-10 years

    Major repairs and replacements are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

    Intangible Assets
    -----------------

    Intangible assets consist of loan fees net of accumulated amortization. Amortization is provided utilizing straight-line method over the life of the loan.

    Income Taxes
    ------------

    The Company is treated as a partnership for federal and state income tax purposes. Consequently, federal and state income taxes are not payable by, or provided for, the Company. Partners are taxed individually on their shares of the Company's earnings. The Company's net income or loss is allocated among the partners in accordance with their percentage of ownership.

    Revenue Recognition
    -------------------

    The Company recognizes revenue when tickets and concession goods are sold at the theatres and recognizes revenue on gift certificates and group activity when they are redeemed.

                             METROLUX THEATRES

                       NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
    ------------------------------------------------------

    Concentrations of Credit Risk
    -----------------------------

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the year ended December 31, 2001 in excess of the FDIC limit amounted to approximately $415,000.

    Management Estimates
    --------------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  DUE FROM PARTNERS
    -----------------

    As of December 31, 2001, the net advances due from the general partners were approximately $1,000. These advances are unsecured, non-interest bearing and not expected to be repaid within the next year.


3.  FIXED ASSETS - (Dollars in thousands)
    -------------------------------------

    Fixed assets consist of the following for the year ended December 31, 2001:

        Buildings                                                $4,027
        Tenant improvements                                          38
        Theatre equipment                                           197
        Land                                                        707
                                                                  -----
                                                                  4,969

        Less:  accumulated depreciation and amortization            638
                                                                  -----
                                                                 $4,331
                                                                  =====

    Depreciation and amortization expense for the year ended December 31, 2001 was approximately $146,000.

                             METROLUX THEATRES

                       NOTES TO FINANCIAL STATEMENTS


4.  INTANGIBLE ASSETS
    -----------------

    Intangible assets consist of loan fees of approximately $16,000 at December 31, 2001 that were incurred during the refinancing of the Company's long-term debt (Note 5).


5.  LONG-TERM DEBT - (Dollars in thousands)
    ---------------------------------------

    Long-term debt consists of the following for the year ended December 31, 2001:

     On December 28, 2001, the Company refinanced a $2.5 million real estate loan with a new bank.  Borrowings under the term loan bear interest, at the bank's prime rate minus .30% fixed
     (4.45% at December 31, 2001) for one year.  Principal payments under the agreement are in equal monthly installments of
     approximately $26,000 of principal and interest, maturing
     January 2009 with one last payment of approximately $899,000.
     The loan is collateralized by the assets of the Company and
     60% of the debt is guaranteed by each of the partners.            $2,500

     Less: current portion                                                207
                                                                        -----

                                                                       $2,293
                                                                        =====

    Maturities of long-term debt outstanding at December 31, 2001 are as follows:

              Year Ending
              December 31,
              ------------

                 2002                                                  $  207
                 2003                                                     213
                 2004                                                     222
                 2005                                                     233
                 2006                                                     243
                 Thereafter                                             1,382
                                                                        -----

                                                                       $2,500
                                                                        =====

                             METROLUX THEATRES

                       NOTES TO FINANCIAL STATEMENTS


6.  DEFERRED REVENUES - (Dollars in thousands)
    ------------------------------------------

    Deferred revenues at December 31, 2001 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively. The breakdown is as follows as of December 31, 2001:

              Gift certificates                                           $68
              Group activity passes                                         3
                                                                           --
                                                                          $71
                                                                           ==


7.  COMMITMENTS
    -----------

    On November 1996, the Company entered into a month to month sublease agreement with an unrelated party for $1,500 a month. As of December 31, 2001, the Company accrued $18,000 of sublease income.


8.  PENSION PLAN
    ------------

    The Company has adopted a Tax Savings Plan covering substantially all of its employees. Participating employees may contribute 1% to 20% (15% - 2001) of their salary, subject to required participating percentages of 401(k) regulations.

    The Company contributes, at the discretion of management, a matching contribution of 50% of the employees' contribution up to a maximum of 8% of the employees' gross salary. Employees are vested 25% per year after completing one year of service and are fully vested after four years. Contributions made for the year ended December 31, 2001 were $179.


9.  SALE OF ASSETS
    --------------

    During the year ended December 31, 2001, the Company sold land and received proceeds of $45,000 and recorded a gain of approximately $43,000 related to the sale.


10. RELATED PARTY TRANSACTIONS
    --------------------------

    During the year ended December 31, 2001, the Company paid off a note to a general partner in the amount of approximately $502,000. Additionally, the Company repaid advances to general partners' in the amount of approximately $162,000.

TRANS-LUX CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
For the Years Ended December 31, 2001, 2000 and 1999

               Balance at          Additions
Year ended      Beginning       Charged to Costs                        Balance at
December 31     of Year           and Expenses        Deductions (1)    End of Year
-----------    ----------       ----------------        ------------    -----------
   1999              $574                   $281              ($354)           $501

   2000              $501                    $97              ($287)           $311

   2001              $311                   $298              ($144)           $465
------------------------------------------------------------------------------------
(1) Deductions represent uncollectod accounts charged against the allowance, net of recoveries, and other.


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

  (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

      Name                            Office                                Age
------------------      ----------------------------------------            ---

Michael R. Mulcahy      President and Co-Chief Executive Officer            53

Thomas Brandt           Executive Vice President and Co-Chief               38
                        Executive Officer

Matthew Brandt          Executive Vice President                            38

Al L. Miller            Executive Vice President                            56

Angela D. Toppi         Executive Vice President, Treasurer,                46
                        Secretary and Chief Financial Officer

Karl P. Hirschauer      Senior Vice President                               56

Thomas F. Mahoney       Senior Vice President                               54



     Messrs. Mulcahy, Hirschauer, Mahoney and Ms. Toppi have been associated in an executive capacity with the Company for more than five years.

     Mr. T. Brandt was elected Executive Vice President and Co-Chief Executive Officer on March 27, 2002, effective April 1, 2002, and has been employed since 1985. He served as Senior Vice President in charge of theatre operations between September 27, 1997 and April 1, 2002, and as Vice President in charge of theatre operations between May 22, 1991 and September 27, 1997.

     Mr. M. Brandt was elected Executive Vice President on March 27, 2002, effective April 1, 2002, and has been employed since 1985. He served as Senior Vice President in charge of theatre operations between September 27, 1997 and

April 1, 2002, and as Vice President in charge of theatre operations between May 22, 1991 and September 27, 1997.

     Mr. Miller was elected Executive Vice President overseeing electronic display manufacturing, materials and field service and the outdoor display operations on March 27, 2002, effective April 1, 2002. On September 27, 1997 Mr. Miller was elected Senior Vice President of manufacturing and materials and on February 1, 2000, field service operations were added to his area of responsibility. Mr. Miller has been employed by the Company since 1995. Mr. Miller served as Vice President in charge of manufacturing and materials between March 13, 1995 and September 27, 1997.


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


                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:
      (1)  Financial Statements of Trans-Lux Corporation:
           Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
           Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
           Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
           Notes to Consolidated Financial Statements
           Independent Auditors' Report

           Financial Statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
           Independent Auditor's Report
           Balance Sheet as of December 31, 2001
           Statement of Income for the Year Ended December 31, 2001
           Statement of Partners' Equity for the Year Ended December 31, 2001 Statement of Cash Flows for the Year Ended December 31, 2001
           Notes to Financial Statements

      (2)   Financial Statement Schedules:
            Schedule II - Valuation and Qualifying Accounts

      (3)   Exhibits:

       3(a) Form of Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

        (b) By-Laws of the Registrant, filed herewith.

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

    10.1 Form of Indemnity Agreement -- Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

    10.2 Form of Indemnity Agreement -- Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

    10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated April 1, 2002, filed herewith.

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

        (b) 1992 Stock Option Plan (incorporated by reference to Proxy Statement dated April 3, 1992).

        (c) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

    10.5 Credit Agreement with First Fidelity Bank dated as of August 28, 1995 (incorporated by reference to Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 1995). Fourth Amendment Agreement dated as of December 19, 1997 (incorporated by reference to Exhibit
            10.5 of Form 10-K for the year ended December 31, 1997). Sixth Amendment Agreement dated as of November 5, 1998 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1998). Eighth Amendment Agreement dated as of June 3, 1999 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1999). Ninth Amendment Agreement dated as of December 31, 1999 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 1999). Letter Agreement dated as of September 30, 2000 and Letter Agreement dated as of December 31, 2000 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2000.

    10.6 Employment Agreement with Richard Brandt dated as of September 1, 2000 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2000).

    10.7 Consulting Agreement with Victor Liss dated as of April 1, 2002, filed herewith.

    10.8 Employment Agreement with Michael R. Mulcahy dated as of April 1, 2002, filed herewith.

    10.9 Employment Agreement with Thomas Brandt dated as of April 1, 2002, filed herewith.

    10.10 Employment Agreement with Matthew Brandt dated as of April 1, 2002, filed herewith.

    10.11 Employment Agreement with Al Miller dated as of April 1, 2002, filed herewith.

    10.12 Employment Agreement with Karl Hirschauer dated as of January 1, 2000 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1999).

    10.13   Employment Agreement with Thomas F. Mahoney dated as of June 1,
            1998 (incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998). Amendment to Employment Agreement dated as of May 31, 2001 (incorporated by reference to Exhibit 10(b) of Form 10-Q for the quarter ended June 30, 2001).

    10.14 Employment Agreement with Angela Toppi dated as of January 1, 2000 (incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1999).

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




                                  TRANS-LUX CORPORATION


                                  by  /s/ Angela D. Toppi
                                    -------------------------
                                    Angela D. Toppi
                                    Executive Vice President and
                                    Chief Financial Officer


                                  by  /s/ Robert P. Bosworth
                                    -------------------------
                                    Robert P. Bosworth
                                    Vice President and
                                    Chief Accounting Officer












Dated:  March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



   /s/ Richard Brandt                                             March 29, 2002
-------------------------------------
Richard Brandt, Chairman of the Board

   /s/ Victor Liss                                                March 29, 2002
-------------------------------------
Victor Liss, Vice Chairman of the
Board

   /s/ Steven Baruch                                              March 29, 2002
-------------------------------------
Steven Baruch, Director

   /s/ Matthew Brandt                                             March 29, 2002
-------------------------------------
Matthew Brandt, Executive Vice President

   /s/ Thomas Brandt                                              March 29, 2002
-------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer

   /s/ Howard M. Brenner                                          March 29, 2002
-------------------------------------
Howard M. Brenner, Director

   /s/ Jean Firstenberg                                           March 29, 2002
-------------------------------------
Jean Firstenberg, Director

   /s/ Robert B. Greenes                                          March 29, 2002
-------------------------------------
Robert Greenes, Director

   /s/ Gene F. Jankowski                                          March 29, 2002
-------------------------------------
Gene F. Jankowski, Director

   /s/ Howard S. Modlin                                           March 29, 2002
-------------------------------------
Howard S. Modlin, Director