Form 10-Q
period 2002-03-31
TRANS LUX CORP
filed 2002-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                               (203) 853-4321
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                          Class                        Shares Outstanding
-------           ------------------------------------      ------------------
5/14/02           Common Stock - $1.00 Par Value                 973,243
5/14/02           Class B Stock - $1.00 Par Value                287,505
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES

                              Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information

     Item 1. Consolidated Balance Sheets - March 31, 2002
             and December 31, 2001 (unaudited)                             1

             Consolidated Statements of Operations - Three Months
             Ended March 31, 2002 and 2001 (unaudited)                     2

             Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 2002 and 2001 (unaudited)                     3

             Notes to Consolidated Financial Statements (unaudited)        4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk                                                  10


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                                12

                         Part I - Financial Information
                         ------------------------------

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                          March 31       December 31
In thousands, except share data                                             2002            2001
----------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                              $  3,629          $  5,699
   Available-for-sale securities                                               527               530
   Receivables, less allowance of $533 in 2002 and $465 in 2001              9,444             9,503
   Unbilled receivables                                                      1,494               830
   Inventories                                                               7,092             6,837
   Prepaids and other                                                          682               762
                                                                          --------          --------
      Total current assets                                                  22,868            24,161
                                                                          --------          --------
Equipment on rental                                                         87,706            86,147
   Less accumulated depreciation                                            41,201            39,328
                                                                          --------          --------
                                                                            46,505            46,819
                                                                          --------          --------
Property, plant and equipment                                               48,101            47,944
   Less accumulated depreciation and amortization                           11,284            10,729
                                                                          --------          --------
                                                                            36,817            37,215
Intangibles                                                                     56                67
Goodwill                                                                     1,264             1,264
Other assets                                                                 4,160             4,371
                                                                          --------          --------

                                                                          $111,670          $113,897
                                                                          ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  3,116          $  4,614
   Accrued liabilities                                                       6,920             6,230
   Current portion of long-term debt                                         3,769             3,331
                                                                          --------          --------
      Total current liabilities                                             13,805            14,175
                                                                          --------          --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                           30,177            30,177
   9 1/2% subordinated debentures due 2012                                   1,057             1,057
   Notes payable                                                            36,045            38,016
                                                                          --------          --------
                                                                            67,279            69,250
Deferred revenue, deposits and other                                         2,989             2,930
Deferred income taxes                                                        4,033             3,974
                                                                          --------          --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2002 and 2001                               2,453             2,453
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2002 and 2001                                   287               287
   Additional paid-in-capital                                               13,901            13,901
   Retained earnings                                                        19,362            19,360
   Accumulated other comprehensive loss                                       (602)             (596)
                                                                          --------          --------
                                                                            35,401            35,405

   Less treasury stock - at cost - 1,479,688 shares in 2002 and 2001
      (excludes additional 287,505 shares held in 2002 and 2001
      for conversion of Class B stock)                                      11,837            11,837
                                                                          --------          --------
      Total stockholders' equity                                            23,564            23,568
                                                                          --------          --------
                                                                          $111,670          $113,897
                                                                          ========          ========

____________________________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                            -----------------------

In thousands, except per share data                          2002            2001
-----------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance                        $ 5,629         $ 6,492
   Equipment sales                                            8,119           7,946
   Theatre receipts and other                                 3,414           2,959
                                                            -------         -------
      Total revenues                                         17,162          17,397
                                                            -------         -------

Operating expenses:
   Cost of equipment rentals and maintenance                  3,353           3,355
   Cost of equipment sales                                    5,947           5,661
   Cost of theatre receipts and other                         2,528           2,243
                                                            -------         -------
      Total operating expenses                               11,828          11,259
                                                            -------         -------

Gross profit from operations                                  5,334           6,138
General and administrative expenses                           4,268           4,818
                                                            -------         -------
                                                              1,066           1,320
Interest income                                                  23              45
Interest expense                                             (1,172)         (1,441)
Other income                                                     15              52
Income from joint venture                                       152              70
                                                            -------         -------

Income before income taxes                                       84              46
Provision for income taxes                                       38              21
                                                            -------         -------
Net income                                                  $    46         $    25
                                                            =======         =======

Earnings per share - basic and diluted                      $  0.04         $  0.02

Average common shares outstanding - basic and diluted         1,261           1,261

Cash dividends per share:
   Common stock                                             $ 0.035         $ 0.035
   Class B stock                                            $0.0315         $0.0315

__________________________________________________________________________________
The accompanying notes are an integral part of these consolidated financial statements.

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                               -----------------------
In thousands                                                                    2002            2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                     $    46         $    25
Adjustment to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                 2,547           2,367
   Income from joint venture                                                      (152)            (70)
   Deferred income taxes                                                            37              21
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes             -              (5)
   Changes in operating assets and liabilities:
      Receivables                                                                 (605)         (1,268)
      Inventories                                                                 (255)            258
      Prepaids and other assets                                                    335              (6)
      Accounts payable and accruals                                               (789)         (2,169)
      Deferred revenue, deposits and other                                          59             (70)
                                                                               -------         -------
         Net cash provided by (used in) operating activities                     1,223            (917)
                                                                               -------         -------
Cash flows from investing activities
Equipment manufactured for rental                                               (1,559)         (2,183)
Purchases of property, plant and equipment                                        (157)            (86)
Proceeds from joint venture                                                          -             228
                                                                               -------         -------
         Net cash used in investing activities                                  (1,716)         (2,041)
                                                                               -------         -------

Cash flows from financing activities
Repayment of long-term debt                                                     (1,533)           (622)
Proceeds from long-term debt                                                         -           2,100
Repurchase of Company's 7 1/2% convertible subordinated notes                        -             (15)
Cash dividends                                                                     (44)            (45)
                                                                               -------         -------
         Net cash provided by (used in) financing activities                    (1,577)          1,418
                                                                               -------         -------

Net decrease in cash and cash equivalents                                       (2,070)         (1,540)
Cash and cash equivalents at beginning of year                                   5,699           3,920
                                                                               -------         -------

Cash and cash equivalents at end of period                                     $ 3,629         $ 2,380
                                                                               =======         =======
------------------------------------------------------------------------------------------------------
Interest paid                                                                  $   526         $   769
Interest received                                                                   34              56
Income taxes paid                                                                  229             400
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                 (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $5.1 million, to reduce exposure to interest fluctuations on its bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 at January 1, 2001 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At March 31, 2002, the mark-to-market loss for the interest rate swap hedge included in other comprehensive loss totaled $68,000 (net of tax).

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for the fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002.
The Company will perform the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002 within the timeframe specified by SFAS 142. The transitional impairment loss, if any, will be recognized as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations.

In accordance with SFAS 142, prior period amounts were not restated, reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:

                                                     Three months ended March 31
In thousands                                                2002            2001
--------------------------------------------------------------------------------
Net income, as reported                                    $  46           $  25
Add back: goodwill amortization, net of income taxes           -              13
                                                           -----           -----
Net income, adjusted                                       $  46           $  38
                                                           =====           =====
Earnings per share - basic and diluted:
 Earnings per share, as reported                           $0.04           $0.02
 Add back: goodwill amortization, earnings per share           -            0.01
                                                           -----           -----
Earnings per share, adjusted                               $0.04           $0.03
                                                           =====           =====

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS
144), effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The adoption of SFAS 144 did not have an impact on the Company's financial statements.

Note 2 - Inventories

Inventories consist of the following:

                                          March 31        December 31
In thousands                                  2002               2001
---------------------------------------------------------------------

Raw materials and spare parts               $3,938             $3,785
Work-in-progress                             2,107              1,717
Finished goods                               1,047              1,335
                                             -----              -----
                                            $7,092             $6,837
                                            ======             ======


Note 3 - Long-Term Debt

For the three months ended March 31, 2002, long-term debt decreased $2.0 million, which represented payments on the revolving credit facility, the repayment of long-term debt and the increase in current portion of long-term debt. The Company has a bank Credit Agreement that provides for a $15.0 million revolving credit facility available until June 2002, at which time the outstanding balance will convert into a four-year term loan. The Company is in discussions with lenders to arrange additional working capital availability. At March 31, 2002, $12.1 million was outstanding, leaving $2.4 million of additional borrowing capacity under this facility after giving effect to irrevocable letters of credit issued in the amount of $0.5 million. These letters of credit, which have terms of less than three months, collateralize the Company's obligations to third parties for the purchase of inventory. The
Credit Agreement requires an annual facility fee on the unused commitment of ..375%, and requires compliance with certain financial covenants, which, at March 31, 2002, included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At March 31, 2002, the Company was in compliance with such financial covenants.

Note 4 - Reporting Comprehensive Income (Loss)

The components of other comprehensive income (loss) are foreign currency translation adjustments relating to the foreign subsidiaries, unrealized holding gains or losses on the available-for-sale securities, the effect of accounting for hedges under SFAS 133 (see Note 1) and a minimum pension liability adjustment relating to the defined benefit pension plan. Total comprehensive income was $40,000 and $22,000 for the three months ended March 31, 2002 and 2001, respectively.

Note 5 - Earnings per Share

The following table presents the computation of basic and diluted earnings per common share:

                                                     Three months ended March 31
In thousands, except per share data                         2002            2001
--------------------------------------------------------------------------------
Basic and diluted earnings per share computation:
Net income                                                $   46          $   25
                                                          ------          ------
Weighted average common shares outstanding                 1,261           1,261
                                                          ------          ------
Basic and diluted earnings per common share               $ 0.04          $ 0.02
                                                          ------          ------

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate Division owns a chain of motion picture theatres in the western Mountain States, a national film booking service and income-producing properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 2002 and 2001 is as follows:

In thousands                                          2002         2001
-----------------------------------------------------------------------
Revenues:
  Indoor display                                   $ 5,687      $ 6,604
  Outdoor display                                    8,061        7,834
  Entertainment/real estate                          3,414        2,959
                                                    ------       ------
Total revenues                                     $17,162      $17,397
                                                    ------       ------
Operating income:
  Indoor display                                   $ 1,411      $ 2,246
  Outdoor display                                      183          399
  Entertainment/real estate                            834          570
                                                    ------       ------
Total operating income                             $ 2,428      $ 3,215
Other income                                            15           52
Corporate general and administrative expenses       (1,210)      (1,825)
Interest expense-net                                (1,149)      (1,396)
                                                    ------       ------
Income before income taxes                         $    84      $    46
                                                   =======      =======

Note 7 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition that had been granted. The Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which was subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States, as well as a national film booking service. The Company operates in three reportable segments: Indoor Display, Outdoor Display, and Entertainment/Real Estate.

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports, catalog sports, retail and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties.


Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total revenues for the three months March 31, 2002 decreased 1.4% to $17.2 million from $17.4 million for the three months ended March 31, 2001. Indoor display revenues decreased $917,000 or 13.9%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $461,000 or 10.7%, primarily due to disconnects of equipment on rental on existing contracts in the financial market, and indoor display equipment sales decreased $456,000 or 19.8%, primarily in the financial market. The financial services market has been negatively impacted due to the consolidation within that industry resulting mainly from the current economic recession.

Outdoor display revenues increased $227,000 or 2.9%. Of this increase, outdoor display equipment sales increased $629,000 or 11.1%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $402,000 or 18.3%, primarily due to the continued expected revenue decline in the outdoor rentals and maintenance bases previously acquired.

Entertainment/real estate revenues increased $455,000 or 15.4%. This increase is primarily from an increase in overall admissions, ticket prices and concessions, predominantly from 'same store' sales.

Total operating income for the three months ended March 31, 2002 decreased 24.5% to $2.4 million from $3.2 million for the three months ended March 31, 2001. Indoor display operating income decreased $834,000 or 37.1%, primarily as a result of the decrease in revenues in the financial market. The cost of indoor displays represented 50.0% of related revenues in 2002 compared to 44.4% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to a change in the volume mix.

Indoor display cost of equipment sales decreased $145,000 or 13.2%, primarily due to the decrease in volume. Indoor display cost of equipment rentals and maintenance increased $58,000 or 3.2%, largely due to increased depreciation expense. Indoor display general and administrative expenses remained level.

Outdoor display operating income decreased $217,000 or 54.4%, primarily as a result of a decrease in rentals and maintenance revenues. The cost of outdoor displays represented 80.1% of related revenues in 2002 compared to 77.7% in 2001. Outdoor display cost of equipment sales increased $371,000 or 6.1%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $60,000 or 3.9%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rentals and maintenance bases previously acquired. Outdoor display general and administrative expenses increased $73,000 or 5.4%. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $263,000 or 46.1%, primarily due to the increase in revenues. The cost of entertainment/real estate represented 74.0% of related revenues in 2002 compared to 75.8% in 2001. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, increased $285,000 or 12.7%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased $616,000 or 33.8%, principally due to a $160,000 positive impact of the effect of foreign currency rates in 2002 compared to a $343,000 negative impact in 2001 and a reduction of certain overhead costs.

Net interest expense decreased $247,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001 offset by an increase in long-term debt to fund increased operating activities, primarily related to the increase in the backlog of outdoor sports orders. The Company uses its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, Colorado.

The effective tax rate for the three months ended March 31, 2002 and 2001 was 45.0%.


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2002 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 27, 2002 payable to stockholders of record as of April 10, 2002 and was paid April 23, 2002.

The Company has a $15.0 million revolving credit facility available until June 2002, at which time the outstanding balance will convert into a four-year term loan. In order to fund on-going and potential new business, the Company is currently in discussions with lenders to arrange additional near-term working capital availability. The Company believes it will be successful in arranging additional working capital availability, and in addition, continues to examine measures that will allow for the cash and cash equivalents on hand to be sufficient to fund its requirements. At March 31, 2002, $12.1 million was outstanding, leaving $2.4 million of additional borrowing capacity under this facility after giving effect to outstanding irrevocable letters of credit in the amount of $0.5 million. These letters of credit, which have terms of less than three months, collateralize the Company's obligations to third parties for the purchase of inventory. The interest rate on the revolving credit facility is LIBOR plus 2.0% (4.03% at March 31,

2002). The revolving credit facility also requires an annual facility fee on the unused commitment of .375%. The Credit Agreement contains certain financial covenants, which at March 31, 2002 included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At March 31, 2002 the Company was in compliance with such financial covenants.

Payments of long-term debt due, including the $15.0 million revolving credit facility which will convert into a four-year term loan June 2002, and the future minimum lease payments due under operating leases for the remainder of 2002 and the next four years are as follows:

                  Remainder of
In thousands              2002       2003       2004       2005       2006
------------              ----       ----       ----       ----       ----
Long-Term Debt          $2,631     $4,960     $5,008     $7,617     $4,101
Operating Leases           441        555        484        446        347
                         -----      -----      -----      -----      -----
Total                   $3,072     $5,515     $5,492     $8,063     $4,448
                         =====      =====      =====      =====      =====

The above amounts do not include any payments related to the 7.5% convertible subordinated notes that mature December 1, 2006.

Cash and cash equivalents decreased $2.1 million for the three months ended March 31, 2002 compared to a decrease of $1.5 million in 2001. The decrease in 2002 is primarily attributable to cash utilized for investment in rental equipment and a repayment of long-term debt. The decrease in 2001 was primarily attributable to cash utilized for investment in rental equipment, an increase in trade receivables as a result of an increase in equipment sales and a decrease in accounts payable and accruals.

The $2.0 million reduction in long-term debt for the three months ended March 31, 2002 related to payments made on the revolving credit facility and other scheduled payments of long-term debt.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward-looking statements will be estimates, and may or may not be realized by the Company. The Company undertakes no duty to update such forward-looking statements. Many factors could cause actual results to differ from these forward-looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations, terrorist acts and war.

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

At March 31, 2002, the Company had two interest rate swap agreements effective through August 2002, on a notional amount of $5.1 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 3.63% and an average of 7.87%, respectively. The fair value of the interest rate swap agreements were approximately ($68,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $303,000.

A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $435,000. The fair value is based on dealer quotes, considering current exchange rates.


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



                                      TRANS-LUX CORPORATION
                                      ---------------------
                                          (Registrant)

Date: May 15, 2002



                                    by /s/  Angela D. Toppi
                                      ----------------------------
                                      Angela D. Toppi
                                      Executive Vice President and
                                      Chief Financial Officer


                                    by /s/  Robert P. Bosworth
                                      ------------------------
                                      Robert P. Bosworth
                                      Vice President and
                                      Chief Accounting Officer