Form 10-Q
period 2002-06-30
TRANS LUX CORP
filed 2002-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2002
                                                  -------------

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
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                              Class                      Shares Outstanding

8/13/02                 Common Stock - $1.00 Par Value            973,243
8/13/02                 Class B Stock - $1.00 Par Value           287,505
                        (Immediately convertible into a like
                        number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                        Page No.
Part I - Financial Information

         Item 1. Consolidated Balance Sheets -June 30, 2002
                 and December 31, 2001 (unaudited)                           1

                 Consolidated Statements of Operations
                 - Three and Six Months
                 Ended June 30, 2002 and 2001 (unaudited)                    2

                 Consolidated Statements of Cash Flows
                 - Six Months Ended
                 June 30, 2002 and 2001 (unaudited)                          3

                 Notes to Consolidated Financial Statements (unaudited)      4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                11


Part II - Other Information

         Item 4. Submission of Matters to a Vote of Stockholders           12

         Item 6. Exhibits and Reports on Form 8-K                          12

Signatures                                                                 13

                              Part I - Financial Information
                              ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       (unaudited)
                                                                           June 30         December 31
In thousands, except share data                                               2002                2001
------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                              $  6,614            $  5,699
   Available-for-sale securities                                               525                 530
   Receivables, less allowance of $874 in 2002 and $465 in 2001              9,494               9,503
   Unbilled receivables                                                      1,437                 830
   Inventories                                                               7,112               6,837
   Prepaids and other                                                          799                 762
                                                                          --------            --------
      Total current assets                                                  25,981              24,161
                                                                          --------            --------
Equipment on rental                                                         88,423              86,147
   Less accumulated depreciation                                            43,063              39,328
                                                                          --------            --------
                                                                            45,360              46,819
                                                                          --------            --------
Property, plant and equipment                                               48,287              47,944
   Less accumulated depreciation and amortization                           11,832              10,729
                                                                          --------            --------
                                                                            36,455              37,215
Intangibles                                                                     47                  67
Goodwill                                                                     1,264               1,264
Other assets                                                                 4,113               4,371
                                                                          --------            --------

                                                                          $113,220            $113,897
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  3,124            $  4,614
   Accrued liabilities                                                       5,813               6,230
   Current portion of long-term debt                                         4,816               3,331
                                                                          --------            --------
      Total current liabilities                                             13,753              14,175
                                                                          --------            --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                           30,177              30,177
   9 1/2% subordinated debentures due 2012                                   1,057               1,057
   Notes payable                                                            37,051              38,016
                                                                          --------            --------
                                                                            68,285              69,250
Deferred revenue, deposits and other                                         2,551               2,930
Deferred income taxes                                                        5,017               3,974
                                                                          --------            --------

Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2002 and 2001                               2,453               2,453
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2002 and 2001                                   287                 287
   Additional paid-in-capital                                               13,901              13,901
   Retained earnings                                                        19,383              19,360
   Accumulated other comprehensive loss                                       (573)               (596)
                                                                          --------            --------
                                                                            35,451              35,405
   Less treasury stock - at cost - 1,479,688 shares in 2002 and 2001
      (excludes additional 287,505 shares held in 2002 and 2001
      for conversion of Class B stock)                                      11,837              11,837
                                                                          --------            --------
      Total stockholders' equity                                            23,614              23,568
                                                                          --------            --------
                                                                          $113,220            $113,897
                                                                          ========            ========
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                             TRANS-LUX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30                  JUNE 30
                                                            ------------------       ------------------
In thousands, except per share data                            2002       2001          2002       2001
-------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                       $ 5,153     $ 6,064       $10,782    $12,556
   Equipment sales                                           9,894       7,807        18,013     15,753
   Theatre receipts and other                                3,939       3,205         7,353      6,164
                                                            ------      ------        ------     ------
      Total revenues                                        18,986      17,076        36,148     34,473
                                                            ------      ------        ------     ------

Operating expenses:
   Cost of equipment rentals and maintenance                 3,405       3,359         6,758      6,714
   Cost of equipment sales                                   7,432       5,348        13,379     11,009
   Cost of theatre receipts and other                        2,957       2,638         5,485      4,881
                                                            ------      ------        ------     ------
      Total operating expenses                              13,794      11,345        25,622     22,604
                                                            ------      ------        ------     ------

Gross profit from operations                                 5,192       5,731        10,526     11,869
General and administrative expenses                          4,243       4,243         8,511      9,061
                                                            ------      ------        ------     ------
                                                               949       1,488         2,015      2,808
Interest income                                                 95          31           118         76
Interest expense                                            (1,133)     (1,453)       (2,305)    (2,894)
Other income (expense)                                          43         (36)           58         16
Income from joint venture                                      164         103           316        173
                                                            ------      ------        ------     ------

Income before income taxes                                     118         133           202        179
Provision for income taxes                                      53          59            91         80
                                                            ------      ------        ------     ------

Net income                                                 $    65     $    74       $   111    $    99
                                                            ======      ======        ======     ======


Earnings per share - basic and diluted                     $  0.05     $  0.06       $  0.09    $  0.08


Average common shares outstanding - basic and diluted        1,261       1,261         1,261      1,261

Cash dividends per share:
   Common stock                                            $ 0.035     $ 0.035       $ 0.070    $ 0.070
   Class B stock                                           $0.0315     $0.0315       $0.0630    $0.0630

-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        TRANS-LUX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                             -------------------
In thousands                                                                   2002        2001
------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                                   $  111      $   99
Adjustment to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                              5,073       4,836
   Income from joint venture                                                   (316)       (173)
   Deferred income taxes                                                        993          80
   Writedown of assets held for sale                                              -          56
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes          -          (5)
   Changes in operating assets and liabilities:
      Receivables                                                              (598)        156
      Inventories                                                              (275)       (398)
      Prepaids and other assets                                                (114)        377
      Accounts payable and accruals                                          (1,829)       (959)
      Deferred revenue, deposits and other                                     (379)     (1,689)
                                                                              -----       -----
         Net cash provided by operating activities                            2,666       2,380
                                                                              -----       -----

Cash flows from investing activities
Equipment manufactured for rental                                            (2,276)     (4,764)
Purchases of property, plant and equipment                                     (343)       (349)
Proceeds from joint venture                                                     436         502
                                                                              -----       -----
         Net cash used in investing activities                               (2,183)     (4,611)
                                                                              -----       -----

Cash flows from financing activities
Repayment of long-term debt                                                  (1,580)     (1,457)
Proceeds from long-term debt                                                  2,100       3,680
Repurchase of Company's 7 1/2% convertible subordinated notes                     -         (15)
Cash dividends                                                                  (88)        (89)
                                                                              -----       -----
         Net cash provided by financing activities                              432       2,119
                                                                              -----       -----

Net increase (decrease) in cash and cash equivalents                            915        (112)
Cash and cash equivalents at beginning of year                                5,699       3,920
                                                                              -----       -----

Cash and cash equivalents at end of period                                   $6,614      $3,808
                                                                              =====       =====
-----------------------------------------------------------------------------------------------
Interest paid                                                                $2,190      $2,708
Interest received                                                               116          99
Income taxes paid (refunded)                                                   (724)        491
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2002
                                 (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company has two interest rate swap agreements effective through August 2002, having a notional value of $4.7 million, to reduce exposure to interest fluctuations on its bank term loans, which are classified as cash flow hedges. The adoption of SFAS 133 at January 1, 2001 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At June 30, 2002, the mark-to-market loss for the interest rate swap hedge included in other comprehensive loss totaled $54,000 (net of tax).

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Goodwill relates primarily to reporting units within the outdoor display segment. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002.
The Company has performed the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002 which indicated that there was no transitional impairment loss. Accordingly, the adoption of SFAS 142 did not have an impact on the Company's financial statements.

In accordance with SFAS 142, prior period amounts were not restated.
Reconciliation of the previously reported net income and earnings per share for the three and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:

                                              Three months ended June 30      Six months ended June 30
In thousands                                        2002            2001          2002            2001
------------------------------------------------------------------------------------------------------

Net income, as reported                            $  65           $  74         $ 111           $  99
Add back: goodwill amortization,                       -              13             -              26
    net of income taxes                             ----            ----          ----            ----
Net income, adjusted                               $  65           $  87         $ 111           $ 125
                                                    ====            ====          ====            ====
Earnings per share - basic and diluted:
  Earnings per share, as reported                  $0.05           $0.06         $0.09           $0.08
  Add back: goodwill amortization                      -            0.01             -            0.02
      earnings per share effect                     ----            ----          ----            ----
Earnings per share, adjusted                       $0.05           $0.07         $0.09           $0.10
                                                    ====            ====          ====            ====
______________________________________________________________________________________________________

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), effective for financial statements issued after June 15, 2002. The adoption of SFAS 145, relating to extinguishment of debt and certain lease transactions, did not have an impact on the Company's financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

Note 2 - Inventories

Inventories consist of the following:

                                   June 30      December 31
In thousands                          2002             2001
-----------------------------------------------------------
Raw materials and spare parts       $3,082           $3,785
Work-in-progress                     2,949            1,717
Finished goods                       1,081            1,335
                                     -----            -----
                                    $7,112           $6,837
                                     =====            =====
___________________________________________________________

Note 3 - Long-Term Debt

For the three and six months ended June 30, 2002, long-term debt increased $1.0 million and decreased $1.0 million, respectively, which represented borrowings and payments on the revolving credit facility, scheduled payments of long-term debt and an increase in the current portion of long-term debt. The Company has a bank Credit Agreement that provided for a $15.0 million revolving credit facility available until June 2002, which has been converted into a four-year term loan. The Company will utilize currently available working capital for the first quarterly installment of $937,500 plus interest at LIBOR plus 2.5% (4.36% at June 30, 2002) due October 1, 2002. The Company is in discussions with lenders to arrange additional working capital availability as well as long-term liquidity. The Credit Agreement required an annual facility fee on the unused commitment of .375%, and requires compliance with certain financial covenants, which, at June 30, 2002, included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At June 30, 2002, the Company was in compliance with such financial covenants.

Note 4 - Reporting Comprehensive Income (Loss)

The components of other comprehensive income (loss) are foreign currency translation adjustments relating to the foreign subsidiaries, unrealized holding gains or losses on the available-for-sale securities, the effect of accounting for hedges under SFAS 133 (see Note 1) and a minimum pension liability adjustment relating to the defined benefit pension plan. Total comprehensive income was $94,000 and $65,000 for the three months ended June 30, 2002 and 2001, respectively; and $134,000 and $87,000 for the six months ended June 30, 2002 and 2001, respectively.

Note 5 - Earnings per Share

The following table presents the computation of basic and diluted earnings per common share:

                                              Three months ended June 30      Six months ended June 30
In thousands, except per share data                 2002            2001          2002            2001
------------------------------------------------------------------------------------------------------
Basic and diluted earnings per
   share computation:
Net income                                        $   65          $   74        $  111          $   99
                                                   -----           -----         -----           -----
Weighted average common shares outstanding         1,261           1,261         1,261           1,261
                                                   -----           -----         -----           -----
Basic and diluted earnings per common share       $ 0.05          $ 0.06        $ 0.09          $ 0.08
                                                   -----           -----         -----           -----
______________________________________________________________________________________________________

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


Information about the Company's operations in its three business segments for the three and six months ended June 30, 2002 and 2001 is as follows:

                                              Three months ended June 30      Six months ended June 30
In thousands                                        2002            2001          2002            2001
------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                 $ 6,028         $ 6,794       $11,715         $13,398
  Outdoor display                                  9,019           7,077        17,080          14,911
  Entertainment/real estate                        3,939           3,205         7,353           6,164
                                                  ------          ------        ------          ------
Total revenues                                   $18,986         $17,076       $36,148         $34,473
                                                  ------          ------        ------          ------
Operating income:
  Indoor display                                 $ 1,242         $ 2,143       $ 2,653         $ 4,389
  Outdoor display                                     23             158           206             557
  Entertainment/real estate                          955             446         1,789           1,017
                                                  ------          ------        ------          ------
Total operating income                           $ 2,220         $ 2,747       $ 4,648         $ 5,963
Other income (expense)                                43             (36)           58              16
Corporate general and administrative expenses     (1,107)         (1,156)       (2,317)         (2,982)
Interest expense-net                              (1,038)         (1,422)       (2,187)         (2,818)
                                                  ------          ------        ------          ------
Income before income taxes                       $   118         $   133       $   202         $   179
                                                  ======          ======        ======          ======
______________________________________________________________________________________________________

Note 7 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition that had been granted. The Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which was subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company has denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. The Company reached a settlement with the plaintiff, which was subject to insurance recovery. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters.


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

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total revenues for the six months ended June 30, 2002 increased 4.9% to $36.1 million from $34.5 million for the six months ended June 30, 2001. Indoor display revenues decreased $1.7 million or 12.6%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.2 million or 13.5%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $526,000 or 10.8%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic recession.

Outdoor display revenues increased $2.2 million or 14.5%. Of this increase, outdoor display equipment sales increased $2.8 million or 25.6%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $617,000 or 15.4%, primarily due to the continued expected revenue decline in the outdoor rentals and maintenance bases previously acquired.

Entertainment/real estate revenues increased $1.2 million or 19.3%. This increase is primarily from an increase in overall admissions, ticket prices and concessions, predominantly from `same store' sales.

Total operating income for the six months ended June 30, 2002 decreased 22.1% to $4.6 million from $6.0 million for the six months ended June 30, 2001. Indoor display operating income decreased $1.7 million or 39.6%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 52.7% of related revenues in 2002 compared to 45.3% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the cost of equipment rentals and maintenance not decreasing in relation to the reduction in revenues and a change in the volume mix. Indoor display cost of equipment sales decreased $16,000 or 0.7%, primarily due to the decrease in volume. Indoor display cost of equipment rentals and maintenance increased $118,000 or 3.2%, largely due to an increase in depreciation expense. Indoor display general and administrative expenses decreased slightly.

Outdoor display operating income decreased $351,000 or 63.0%, primarily as a result of a decrease in rental revenues while rental expenses remained level primarily due to fixed depreciation expense. The cost of outdoor displays represented 81.7% of related revenues in 2002 compared to 78.1% in 2001.
Outdoor display cost of equipment sales increased $2.4 million or 27.7%, principally due to the increase in volume and the competitive nature of the sports sector of the outdoor division. Outdoor display cost of equipment rentals and maintenance decreased $74,000 or 2.4%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rentals and maintenance bases previously acquired, although not in proportion to the reduction in revenues. Outdoor display general and administrative expenses increased $208,000 or 7.7%, primarily due to increased sales expenses and commissions resulting from an increase in custom sports revenues. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $772,000 or 75.9%, primarily due to the increase in revenues. The cost of entertainment/real estate represented 74.6% of related revenues in 2002 compared to 79.2% in 2001. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, increased $604,000 or 12.4%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased $665,000 or 22.3%, principally due to a $400,000 positive impact of the effect of foreign currency rates in 2002 compared to a $175,000 negative impact in 2001, and the continued reduction of certain overhead costs.

Net interest expense decreased $631,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001 offset by an increase in long-term debt to fund increased operating activities, primarily related to the increase in the backlog of outdoor sports orders. The Company used its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, Colorado.

The effective tax rate for the six months ended June 30, 2002 and 2001 was 45.0%.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total revenues for the three months June 30, 2002 increased 11.2% to $19.0 million from $17.1 million for the three months ended June 30, 2001. Indoor display revenues decreased $766,000 or 11.3%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $696,000 or 16.4%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $70,000 or 2.7%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic recession.

Outdoor display revenues increased $1.9 million or 27.4%. Of this increase, outdoor display equipment sales increased $2.1 million or 41.1%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $215,000 or 11.8%, primarily due to the continued expected revenue decline in the outdoor rentals and maintenance bases previously acquired.

Entertainment/real estate revenues increased $734,000 or 23.0%. This increase is primarily from an increase in overall admissions, ticket prices and concessions, predominantly from `same store' sales.

Total operating income for the three months ended June 30, 2002 decreased 19.1% to $2.2 million from $2.7 million for the three months ended June 30, 2001. Indoor display operating income decreased $901,000 or 42.1%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 55.3% of related revenues in 2002 compared to 46.3% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the cost of equipment rentals and maintenance not decreasing in relation to the reduction in revenues and a change in the volume mix. Indoor display cost of equipment sales increased $129,000 or 9.9%, primarily due to the change in volume mix. Indoor display cost of equipment rentals and maintenance increased $60,000 or 3.3%, largely due to increased depreciation expense. Indoor display general and administrative expenses decreased slightly.

Outdoor display operating income decreased $135,000 or 84.8%, primarily as a result of a decrease in rentals and maintenance revenues. The cost of outdoor displays represented 83.2% of related revenues in 2002 compared to 78.6% in 2001. Outdoor display cost of equipment sales increased $2.0 million or 48.4%, principally due to the increase in volume and the competitive nature of the sports sector of the outdoor division. Outdoor display cost of equipment rentals and maintenance decreased $14,000 or 0.9%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rentals and maintenance bases previously acquired, although not in proportion to the reduction in revenues. Outdoor display general and administrative expenses increased $135,000 or 10.0%, primarily due to increased sales expenses and commissions resulting from an increase in custom sports revenues.

Entertainment/real estate operating income increased $509,000 or 114.3%, primarily due to the increase in revenues. The cost of entertainment/real estate represented 75.1% of related revenues in 2002 compared to 82.3% in 2001. Cost of entertainment/real estate increased $319,000 or 12.1%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses decreased slightly.

Corporate general and administrative expenses decreased $49,000 or 4.2%, principally due to a $240,000 positive impact of the effect of foreign currency rates in 2002 compared to a $168,000 positive impact in 2001.

Net interest expense decreased $384,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001 offset by an increase in long-term debt to fund increased operating activities, primarily related to the increase in the backlog of outdoor sports orders. The Company used its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, Colorado.

The effective tax rate for the three months ended June 30, 2002 and 2001 was 45.0%.

Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 2002 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 30, 2002 payable to stockholders of record as of June 28, 2002 and was paid July 24, 2002.

The Company had a $15.0 million revolving credit facility available until June 2002, which has been converted into a four-year term loan. The Company will utilize currently available working capital for the first quarterly installment of $937,500 plus interest at LIBOR plus 2.5% (4.36% at June 30, 2002), due October 1, 2002. In order to fund on-going and potential new business, the Company is currently in discussions with lenders to arrange additional near-term working capital availability as well as long-term liquidity. The Company believes it will be successful in arranging additional working capital availability, and in addition, continues to examine measures that will allow for the cash and cash equivalents on hand to be sufficient to fund its requirements. The interest rate on the revolving credit facility was LIBOR plus 2.0% (3.86% at June 30, 2002). The revolving credit facility also required an annual facility fee on the unused commitment of .375%. The Credit Agreement contains certain financial covenants, which at June 30, 2002 included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At June 30, 2002 the Company was in compliance with such financial covenants.

Payments of long-term debt due, including the $15.0 million revolving credit facility which converted into a four-year term loan June 2002, and the future minimum lease payments due under operating leases for the remainder of 2002 and the next four years are as follows:

                Remainder of
In thousands            2002       2003       2004       2005       2006
------------          ------     ------     ------     ------     ------
Long-Term Debt        $1,935     $5,485     $5,533     $8,142     $4,495
Operating Leases         459        892        821        783        684
                       -----      -----      -----      -----      -----
Total                 $2,394     $6,377     $6,354     $8,925     $5,179
                       =====      =====      =====      =====      =====

The above amounts do not include any principal payments related to the 7.5% convertible subordinated notes that mature December 1, 2006.

Cash and cash equivalents increased $915,000 for the six months ended June 30, 2002 compared to a decrease of $112,000 in 2001. The increase in 2002 is primarily attributable to cash flows from operating activities of $2.7 million and from financing activities of $0.4 million offset by the investment in equipment manufactured for rental and other equipment purchases of $2.6 million. Cash flows from financing activities also increased $0.4 million from the MetroLux Theatre joint venture. The decrease in 2001 was primarily attributable to cash flows from operating activities of $2.4 million and from financing activities of $2.1 million offset by the investment in equipment manufactured for rental and other equipment purchases of $5.1 million. Cash flows from financing activities also increased $0.5 million from the MetroLux Theatre joint venture.

The $1.0 million reduction in long-term debt for the six months ended June 30, 2002 related to scheduled payments of long-term debt and an increase in the current portion of long-term debt due to the revolving credit facility.

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

At June 30, 2002, the Company had two interest rate swap agreements effective through August 2002, on a notional amount of $4.7 million. The receive rate is based on a 90 day LIBOR rate. The receive and pay rates related to the interest rate swap were 3.79% and an average of 7.88%, respectively. The fair value of the interest rate swap agreements was approximately ($42,000), net of tax. Interest differentials to be paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $324,000.

A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $464,000. The fair value is based on dealer quotes, considering current exchange rates.

                       Part II - Other Information
                       ---------------------------

Item 4.    Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 30, 2002 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                For             Not For
                                ---             -------
        Matthew Brandt          3,543,530       52,111
        Robert B. Greenes       3,545,859       49,782
        Howard S. Modlin        3,545,459       50,182
        Michael R. Mulcahy      3,544,590       51,051

The following directors are continuing their terms as directors:
        Steven Baruch, One-Year Remaining
        Thomas Brandt, One-Year Remaining
        Howard M. Brenner, One-Year Remaining
        Richard Brandt, Two-Years Remaining
        Jean Firstenberg, Two-Years Remaining
        Gene Jankowski, Two-Years Remaining
        Victor Liss, Two-Years Remaining

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                   For           Against     Abstain
                   ---           -------     -------
Totals             3,539,319     27,746      28,576

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 10(a)   Employment Agreement with Thomas F.
                         Mahoney dated as of June 1, 2002

                 99.1 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Michael R. Mulcahy, President and Co-Chief Executive Officer

                 99.2 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Thomas Brandt, Executive Vice President and Co-Chief Executive Officer

                 99.3 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Angela D. Toppi, Executive Vice President and Chief Financial Officer

           (b) No reports on Form 8-K were filed during the quarter covered by this report.

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

Date: August 14, 2002



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