Form 10-Q
period 2002-09-30
TRANS LUX CORP
filed 2002-11-13
CIK 99106

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002
                                                 ------------------

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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                            Class                       Shares Outstanding
--------               -------------------------------        ------------------
11/12/02               Common Stock - $1.00 Par Value               973,243
11/12/02               Class B Stock - $1.00 Par Value              287,505
                    (Immediately convertible into a like
                     number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES


                              Table of Contents

                                                                        Page No.
Part I - Financial Information                                          --------

         Item 1. Consolidated Balance Sheets -September 30, 2002
                 and December 31, 2001 (unaudited)                           1

                 Consolidated Statements of Operations - Three
                 and Nine Months Ended September 30, 2002 and 2001
                 (unaudited)                                                 2

                 Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 2002 and 2001 (unaudited)               3

                 Notes to Consolidated Financial Statements (unaudited)      4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                11

         Item 4. Controls and Procedures                                    11

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                           12

Signatures                                                                  13

Certifications                                                              14

                             Part I - Financial Information
                             ------------------------------

                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)
                                                                         September 30     December 31
In thousands, except share data                                              2002            2001
-----------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                 $  5,667        $  5,699
   Available-for-sale securities                                                  526             530
   Receivables, less allowance of $1,403 in 2002 and $465 in 2001              10,900           9,503
   Unbilled receivables                                                         2,425             830
   Inventories                                                                  7,010           6,837
   Prepaids and other                                                             865             762
                                                                               ------          ------
      Total current assets                                                     27,393          24,161
                                                                               ------          ------
Rental equipment                                                               90,197          86,147
   Less accumulated depreciation                                               44,915          39,328
                                                                               ------          ------
                                                                               45,282          46,819
                                                                               ------          ------
Property, plant and equipment                                                  48,377          47,944
   Less accumulated depreciation and amortization                              12,396          10,729
                                                                               ------          ------
                                                                               35,981          37,215
Intangible assets                                                                  41              67
Goodwill                                                                        1,264           1,264
Other assets                                                                    4,081           4,371
                                                                               ------          ------

                                                                             $114,042        $113,897
                                                                              =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  3,805        $  4,614
   Accrued liabilities                                                          5,753           6,230
   Current portion of long-term debt                                            5,471           3,331
                                                                               ------          ------
      Total current liabilities                                                15,029          14,175
                                                                               ------          ------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                              30,177          30,177
   9 1/2% subordinated debentures due 2012                                      1,057           1,057
   Notes payable                                                               35,768          38,016
                                                                               ------          ------
                                                                               67,002          69,250
Deferred revenue, deposits and other                                            3,047           2,930
Deferred income taxes                                                           5,199           3,974
                                                                               ------          ------

Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2002 and 2001                                  2,453           2,453
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2002 and 2001                                      287             287
   Additional paid-in-capital                                                  13,901          13,901
   Retained earnings                                                           19,519          19,360
   Accumulated other comprehensive loss                                          (558)           (596)
                                                                               ------          ------
                                                                               35,602          35,405
   Less treasury stock - at cost - 1,479,688 shares in 2002 and 2001
      (excludes additional 287,505 shares held in 2002 and 2001
      for conversion of Class B stock)                                         11,837          11,837
                                                                               ------          ------
      Total stockholders' equity                                               23,765          23,568
                                                                               ------          ------
                                                                             $114,042        $113,897
                                                                              =======         =======
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30             SEPTEMBER 30
                                                          ------------------        -----------------
In thousands, except per share data                           2002      2001           2002      2001
-----------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                        $ 5,103   $ 5,900        $15,885   $18,456
  Equipment sales                                           13,448     9,358         31,461    25,111
  Theatre receipts and other                                 3,465     3,477         10,818     9,641
                                                           -------   -------        -------   -------
    Total revenues                                          22,016    18,735         58,164    53,208
                                                           -------   -------        -------   -------

Operating expenses:
  Cost of equipment rentals and maintenance                  3,582     3,319         10,340    10,033
  Cost of equipment sales                                    9,524     6,496         22,903    17,505
  Cost of theatre receipts and other                         2,828     2,816          8,313     7,697
                                                           -------   -------        -------   -------
    Total operating expenses                                15,934    12,631         41,556    35,235
                                                           -------   -------        -------   -------

Gross profit from operations                                 6,082     6,104         16,608    17,973
General and administrative expenses                          4,988     4,655         13,499    13,716
                                                           -------   -------        -------   -------
                                                             1,094     1,449          3,109     4,257
Interest income                                                 29        37            147       113
Interest expense                                            (1,164)   (1,412)        (3,469)   (4,306)
Other income                                                    27       354             85       370
Income from joint venture                                      341       117            657       290
                                                           -------   -------        -------   -------

Income before income taxes                                     327       545            529       724
Provision for income taxes                                     147       246            238       326
                                                           -------   -------        -------   -------

Net income                                                 $   180   $   299        $   291   $   398
                                                           =======   =======        =======   =======



Earnings per share - basic and diluted                     $  0.14   $  0.24        $  0.23   $  0.32


Average common shares outstanding - basic and diluted        1,261     1,261          1,261     1,261

Cash dividends per share:
  Common stock                                             $ 0.035   $ 0.035        $ 0.105   $ 0.105
  Class B stock                                            $0.0315   $0.0315        $0.0945   $0.0945
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                               --------------------
In thousands                                                                     2002         2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                    $   291      $   398
Adjustment to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                7,594        7,340
   Income from joint venture                                                     (657)        (290)
   Deferred income taxes                                                        1,139          326
   Writedown of assets held for sale                                                -           56
   Gain on sale of fixed assets                                                     -         (364)
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes            -           (5)
   Changes in operating assets and liabilities:
     Receivables                                                               (2,992)      (3,255)
     Inventories                                                                 (173)         286
     Prepaids and other assets                                                   (231)         799
     Accounts payable and accruals                                             (1,158)         235
     Deferred revenue, deposits and other                                         117       (1,586)
                                                                                -----        -----
        Net cash provided by operating activities                               3,930        3,940
                                                                                -----        -----

Cash flows from investing activities
Equipment manufactured for rental                                              (4,050)      (6,407)
Purchases of property, plant and equipment                                       (433)        (428)
Proceeds from joint venture                                                       761          719
Proceeds from the sale of fixed assets                                              -          375
                                                                                -----        -----
        Net cash used in investing activities                                  (3,722)      (5,741)
                                                                                -----        -----

Cash flows from financing activities
Repayment of long-term debt                                                    (2,208)      (2,078)
Proceeds from long-term debt                                                    2,100        4,580
Repurchase of Company's 7 1/2% convertible subordinated notes                       -          (15)
Cash dividends                                                                   (132)        (133)
                                                                                -----        -----
        Net cash provided by (used in) financing activities                      (240)       2,354
                                                                                -----        -----

Net increase (decrease) in cash and cash equivalents                              (32)         553
Cash and cash equivalents at beginning of year                                  5,699        3,920
                                                                                -----        -----

Cash and cash equivalents at end of period                                    $ 5,667      $ 4,473
                                                                                =====        =====
--------------------------------------------------------------------------------------------------
Interest paid                                                                 $ 2,642      $ 3,397
Interest received                                                                 157          145
Income taxes paid (refunded)                                                     (656)         491
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002
                                 (unaudited)




Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 2002 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), effective January 1, 2001. The standard requires companies to designate hedging instruments as either fair value, cash flow, or hedges of a net investment in a foreign operation. All derivatives are to be recognized as either assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon its designation and whether it qualifies for hedge accounting. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company had two interest rate swap agreements effective through August 2002, having a notional value of $4.3 million, to reduce exposure to interest fluctuations on its bank term loans, which were classified as cash flow hedges. The adoption of SFAS 133 at January 1, 2001 resulted in the cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss. At September 30, 2002, the Company did not have any derivative financial instruments.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations," effective July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Goodwill relates primarily to reporting units within the outdoor display segment. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002.
The Company performed the required impairment tests related to goodwill and indefinite-lived intangible assets recorded on January 1, 2002 which indicated that there was no transitional impairment loss. Accordingly, the adoption of SFAS 142 did not have an impact on the Company's financial statements, other than the reduction of goodwill amortization expense as explained further below.

In accordance with SFAS 142, prior period amounts were not restated.
Reconciliation of the previously reported net income and earnings per share for the three and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:

                                          Three months ended Sept. 30       Nine months ended Sept. 30
In thousands                                      2002           2001              2002           2001
------------------------------------------------------------------------------------------------------
Net income, as reported                          $ 180          $ 299             $ 291          $ 398
  Add back: goodwill amortization,
     net of income taxes                             -              9                 -             35
                                                   ---            ---               ---            ---
Net income, adjusted                             $ 180          $ 308             $ 291          $ 433
                                                   ===            ===               ===            ===

Earnings per share - basic and diluted:
  Earnings per share, as reported                $0.14          $0.24             $0.23          $0.32
  Add back: goodwill amortization
     earnings per share effect                       -           0.01                 -           0.03
                                                  ----           ----              ----           ----
Earnings per share, adjusted                     $0.14          $0.25             $0.23          $0.35
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

Note 2 - Inventories

Inventories consist of the following:

                                   Sept. 30       Dec. 31
In thousands                           2002          2001
---------------------------------------------------------
Raw materials and spare parts        $4,235        $3,785
Work-in-progress                      1,691         1,717
Finished goods                        1,084         1,335
                                      -----         -----
                                     $7,010        $6,837
                                      =====         =====
________________________________________________________


Note 3 - Long-Term Debt

For the three and nine months ended September 30, 2002, long-term debt decreased $1.3 million and $2.2 million, respectively, which represented scheduled payments of long-term debt and an increase in the current portion of long-term debt. The Company has a $19.3 million bank Credit Agreement maturing July
2006, having quarterly installments of $1.1 million at variable interest rates ranging from 3.61% to 4.06% at September 30, 2002. The Company is in discussions with lenders to arrange additional working capital availability as well as long-term liquidity. The Credit Agreement requires compliance with certain financial covenants, which, at September 30, 2002, included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of
3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At September 30, 2002, the Company was in compliance with such financial covenants.

Note 4 - Reporting Comprehensive Income (Loss)

The components of other comprehensive income (loss) are foreign currency translation adjustments relating to the foreign subsidiaries, unrealized holding gains or losses on the available-for-sale securities, the effect of accounting for hedges under SFAS 133 (see Note 1) and a minimum pension liability adjustment relating to the defined benefit pension plan. Total comprehensive income was $195,000 and $221,000 for the three months ended September 30, 2002 and 2001, respectively; and $329,000 and $308,000 for the nine months ended September 30, 2002 and 2001, respectively.

Note 5 - Earnings per Share

The following table presents the computation of basic and diluted earnings per common share:

                                             Three months ended Sept. 30    Nine months ended Sept. 30
In thousands, except per share data                  2002           2001           2002           2001
------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share
   computation:
Net income                                         $  180        $  299         $  291         $  398
                                                    -----         -----          -----          -----
Weighted average common shares outstanding          1,261         1,261          1,261          1,261
                                                    -----         -----          -----          -----
Basic and diluted earnings per common share        $ 0.14        $ 0.24         $ 0.23         $ 0.32
                                                    -----         -----          -----          -----
_______________________________________________________________________________________________________

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

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                             Three months ended Sept. 30    Nine months ended Sept. 30
In thousands                                         2002           2001           2002           2001
------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                  $ 4,884        $ 5,894        $16,599        $19,292
  Outdoor display                                  13,667          9,364         30,747         24,275
  Entertainment/real estate                         3,465          3,477         10,818          9,641
                                                   ------         ------         ------         ------
Total revenues                                    $22,016        $18,735        $58,164        $53,208
                                                   ------         ------         ------         ------
Operating income:
  Indoor display                                  $   921        $ 1,647        $ 3,574        $ 6,036
  Outdoor display                                   1,590            871          1,796          1,428
  Entertainment/real estate                           777            612          2,566          1,629
                                                   ------         ------         ------         ------
Total operating income                            $ 3,288        $ 3,130        $ 7,936        $ 9,093
Other income                                           27            354             85            370
Corporate general and administrative expenses      (1,853)        (1,564)        (4,170)        (4,546)
Interest expense-net                               (1,135)        (1,375)        (3,322)        (4,193)
                                                   ------         ------         ------         ------
Income before income taxes                        $   327        $   545        $   529        $   724
                                                   ======         ======         ======         ======
------------------------------------------------------------------------------------------------------

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

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total revenues for the nine months ended September 30, 2002 increased 9.3% to $58.2 million from $53.2 million for the nine months ended September 30, 2001. Indoor display revenues decreased $2.7 million or 14.0%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.7 million or 13.7%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $976,000 or 14.5%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic recession.

Outdoor display revenues increased $6.5 million or 26.7%. Of this increase, outdoor display equipment sales increased $7.3 million or 39.9%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $854,000 or 14.5%, primarily due to the continuing expected revenue decline in the older outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues increased $1.2 million or 12.2%. This increase is primarily from an increase in overall admissions, ticket prices and concessions, predominantly from `same store' sales. On October 1, 2002, the Company entered into a lease settlement agreement for a net $34,000 with the landlord at its older Lake Dillon, Colorado theatre. The Company will cease to operate the theatre on or before January 31, 2003. In a separate unrelated transaction, the Company entered into a 15-year non-compete agreement for $450,000, to be paid in 2003, relating to its newer six-plex theatre in Dillon, Colorado.

Total operating income for the nine months ended September 30, 2002 decreased 12.7% to $7.9 million from $9.1 million for the nine months ended September 30, 2001. Indoor display operating income decreased $2.5 million or 40.8%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 53.1% of related revenues in 2002 compared to 45.8% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the reduction of field service cost of equipment rentals and maintenance not decreasing in relation to the reduction in revenues. The Company continues to address the reduction in field service costs. Indoor display cost of equipment rentals and maintenance increased $292,000 or 5.4%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales decreased $319,000 or 9.4%, primarily due to the decrease in volume. Indoor display general and administrative expenses decreased $204,000 or 4.6%, due to continued reduction of certain overhead costs.

Outdoor display operating income increased $368,000 or 25.8%, primarily as a result of the increase in sales in the custom outdoor sports segment. The cost of outdoor displays represented 79.4% of related revenues in 2002 compared to 77.0% in 2001. Outdoor display cost of equipment sales increased $5.7 million or 40.6%, principally due to the increase in volume and the competitive nature of the sports sector of the outdoor division. Outdoor display cost of equipment rentals and maintenance remained level. Outdoor display general and administrative expenses increased $372,000 or 9.0%, primarily due to increased sales expenses and commissions resulting from an increase in custom sports revenues and an increase in the reserve for doubtful accounts. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation expense.

Entertainment/real estate operating income increased $937,000 or 57.5%, primarily due to the increase in revenues and the increase in income from the MetroLux Theatre joint venture due primarily to the sale of a parcel of land. The cost of entertainment/real estate represented 76.8% of related revenues in 2002 compared to 79.8% in 2001. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, increased $616,000 or 8.0%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $376,000 or 8.3%, principally due to a $218,000 positive impact of the effect of foreign currency rates in 2002 compared to a $282,000 negative impact in 2001, offset by an increase in general insurance costs and pension expense.

Net interest expense decreased $871,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, Colorado, and includes a gain from the sale of a parcel of land.

The effective tax rate for the nine months ended September 30, 2002 and 2001 was 45.0%.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total revenues for the three months ended September 30, 2002 increased 17.5% to $22.0 million from $18.7 million for the three months ended September 30, 2001. Indoor display revenues decreased $1.0 million or 17.1%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $560,000 or 14.0%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $450,000 or 23.9%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic recession.

Outdoor display revenues increased $4.3 million or 46.0%. Of this increase, outdoor display equipment sales increased $4.5 million or 60.7%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $237,000 or 12.6%, primarily due to the continuing expected revenue decline in the older outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues decreased slightly due to one less screen operating in 2002 compared to 2001. Revenues from 'same store' sales increased slightly.

Total operating income for the three months ended September 30, 2002 increased 5.0% to $3.3 million from $3.1 million for the three months ended September 30, 2001. Indoor display operating income decreased $726,000 or 44.1%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 54.1% of related revenues in 2002 compared to 47.0% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the reduction of field service cost of equipment rentals and maintenance not decreasing in relation to the reduction in revenues. The Company continues to address the reduction in field service costs. Indoor display cost of equipment rentals and maintenance increased $174,000 or 9.9%, largely due to increased depreciation expense. Indoor display cost of equipment sales decreased $303,000 or 30.1%, primarily due to the decrease in volume. Indoor display general and administrative expenses decreased $155,000 or 10.5%, due to continued reduction of certain overhead costs.

Outdoor display operating income increased $719,000 or 82.5%, primarily as a result of an increase in sales revenues. The cost of outdoor displays represented 76.6% of related revenues in 2002 compared to 75.2% in 2001. Outdoor display cost of equipment sales increased $3.3 million or 60.7%, principally due to the increase in volume and the competitive nature of the sports sector of the outdoor division. Outdoor display cost of equipment rentals and maintenance increased $89,000 or 5.7%, primarily due to an increase in depreciation expense. Outdoor display general and administrative expenses increased $164,000 or 11.3%, primarily due to increased sales expenses and commissions resulting from an increase in custom sports revenues and an increase in the reserve for doubtful accounts.

Entertainment/real estate operating income increased $165,000 or 27.0%, primarily due to the increase in income from the MetroLux Theatre joint venture due primarily to the sale of a parcel of land. The cost of entertainment/real estate represented 81.6% of related revenues in 2002 compared to 81.0% in 2001. Cost of entertainment/real estate remained level. Entertainment/real estate general and administrative expenses increased slightly.

Corporate general and administrative expenses increased $289,000 or 18.5%, principally due to a $182,000 negative impact of the effect of foreign currency rates in 2002 compared to a $107,000 negative impact in 2001, and an increase in general insurance costs and pension expense.

Net interest expense decreased $240,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001. Other income primarily relates to the earned income portion of municipal forgivable loans. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, Colorado, and includes a gain from the sale of a parcel of land.

The effective tax rate for the three months ended September 30, 2002 and 2001 was 45.0%.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2002 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 26, 2002 payable to stockholders of record as of October 8, 2002 and was paid October 24, 2002.

The Company's current principal source of cash to fund liquidity needs are net cash provided by operating activities. In order to fund on-going and potential new business, the Company is currently in discussions with lenders to arrange additional near-term working capital availability as well as long-term liquidity. The Company believes it will be successful in arranging additional working capital availability, and in addition, continues to examine measures that will allow for the cash and cash equivalents on hand to be sufficient to fund its requirements. The Company has a $19.3 million bank Credit Agreement maturing July 2006, having quarterly installments of $1.1 million at variable interest rates ranging from 3.61% to 4.06% at September 30, 2002. The Credit Agreement requires compliance with certain financial covenants, which at September 30, 2002 included a defined debt service coverage ratio of 1.40 to 1.0, a defined debt to cash flow ratio of 3.75 to 1.0 and an annual limitation of $750,000 on cash dividends. At September 30, 2002 the Company was in compliance with such financial covenants.

Payments of long-term debt due and the future minimum lease payments due under operating leases for the remainder of 2002 and the next four years are as follows:

                    Remainder of
In thousands                2002      2003      2004      2005      2006
------------                ----      ----      ----      ----      ----
Long-Term Debt            $1,301    $5,485    $5,533    $8,142    $4,494
Operating Leases             207       850       737       723       624
                           -----     -----     -----     -----     -----
Total                     $1,508    $6,335    $6,270    $8,865    $5,118
                           =====     =====     =====     =====     =====

The above amounts do not include any principal payments related to the 7.5% convertible subordinated notes that mature December 1, 2006.

Cash and cash equivalents decreased $32,000 for the nine months ended September 30, 2002 compared to an increase of $553,000 in 2001. The decrease in 2002 is primarily attributable to the investment in equipment manufactured for rental and other equipment purchases of $4.5 million and from financing activities of $0.2 million, offset by operating activities of $3.9 million. Cash flows from financing activities also increased $0.8 million from the MetroLux Theatre joint venture. The increase in 2001 was primarily attributable to cash flows from operating activities of $3.9 million and from financing activities of $2.4 million offset by the investment in equipment manufactured for rental and other equipment purchases of $6.5 million. Cash flows from financing activities also increased $0.7 million from the MetroLux Theatre joint venture.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on certain of its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, the Company had hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company does not enter into derivatives for trading or speculative purposes.

At September 30, 2002, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future. The two interest rate swap agreements the Company had expired August 27, 2002.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $356,000.

A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $433,000. The fair value is based on dealer quotes, considering current exchange rates.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.
The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Michael R. Mulcahy, the Company's President and Co-Chief Executive Officer, Thomas Brandt, the Company's Executive Vice President and Co-Chief Executive

Officer, and Angela D. Toppi, the Company's Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective.

(b)  Changes in internal controls.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, and there were no significant deficiencies and material weaknesses requiring corrective action.




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



                                            TRANS-LUX CORPORATION
                                            ---------------------
                                                (Registrant)

Date: November 13, 2002



                                            by /s/ Angela D. Toppi
                                              --------------------
                                              Angela D. Toppi
                                              Executive Vice President and
                                              Chief Financial Officer


                                            by /s/ Robert P. Bosworth
                                              -----------------------
                                              Robert P. Bosworth
                                              Vice President and
                                              Chief Accounting Officer

                              CERTIFICATION

I, Michael R. Mulcahy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trans-Lux Corporation, the "registrant";

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies and material weaknesses requiring corrective action.



                                        /s/ Michael R. Mulcahy
                                        ________________________________________
Date: November 13, 2002                 President and Co-Chief Executive Officer
                                        Michael R. Mulcahy

                              CERTIFICATION

I, Thomas Brandt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trans-Lux Corporation, the "registrant";

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies and material weaknesses requiring corrective action.


                                           /s/ Thomas Brandt
                                           _____________________________________
Date: November 13, 2002                    Executive Vice President and Co-Chief
                                           Executive Officer
                                           Thomas Brandt

                                        CERTIFICATION

I, Angela D. Toppi, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Trans-Lux Corporation, the "registrant";

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies and material weaknesses requiring corrective action.



                                              /s/ Angela D. Toppi
                                              _________________________________
Date:  November 13, 2002                      Executive Vice President and
                                              Chief Financial Officer
                                              Angela D. Toppi