Form 10-K
period 2002-12-31
TRANS LUX CORP
filed 2003-03-28
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2002


Commission file number 1-2257
                       ------

                          TRANS-LUX CORPORATION
          (Exact name of Registrant as specified in its charter)

           Delaware                                             13-1394750
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  110 Richards Avenue, Norwalk, CT 06856-5090
                  -------------------------------------------
                              (203) 853-4321
                              --------------
              (Address, zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

                           TRANS-LUX CORPORATION
                    2002 Form 10-K Cover Page Continued


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes      No X
                                        ---    ---

As of the close of business on March 26, 2003, there were outstanding, 973,243 shares of the Registrant's Common Stock and 287,505 shares of its Class B Stock.

Based on the closing stock price of $5.75 on June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant was $5,817,683. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2003, to be filed with the Commission within 120 days of the Registrant's fiscal year end, (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.

                              TRANS-LUX CORPORATION
                          2002 Form 10-K Annual Report

                                Table of Contents


                                    PART I
                                                                           Page

ITEM 1.   Business                                                            1
ITEM 2.   Properties                                                          7
ITEM 3.   Legal Proceedings                                                   7
ITEM 4.   Submission of Matters to a Vote of Security Holders                 8

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                 8
ITEM 6.   Selected Financial Data                                             9
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk         14
ITEM 8.   Financial Statements and Supplementary Data                        15
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           37

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                 37
ITEM 11.  Executive Compensation                                             38
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management     38
ITEM 13.  Certain Relationships and Related Transactions                     38
ITEM 14.  Controls and Procedures                                            38

                                    PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    39

Signatures                                                                   42

                                   PART I
ITEM 1.   BUSINESS

  Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diodes), plasma screens, and light bulb technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports stadiums and venues, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties.


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

  The government and private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

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

  Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by sports stadiums, sports venues, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers and video displays available in monochrome and full color. The Company has utilized its strong position in the indoor market combined with several acquisitions to enhance its presence in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, major and minor league parks, professional and college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

  Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2002 was approximately $6.2 million compared with the December 31, 2001 sales order backlog of $9.3 million. The December 31, 2002 backlog will be recognized in 2003. These amounts include only the sale of its products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

  Continued development of new indoor products includes progressive meter and serial controller systems for use in the gaming industry; new monochrome and tricolor ticker displays utilizing improved LED display technology, curved and flexible displays; higher speed processors for faster data access and improved update speed; integration of blue LED's to provide full color text, graphics and video displays; wireless controlled displays; a new graphics interface to display more data in higher resolutions; and Market Scheduler, a turnkey display content controller system that delivers real-time or delayed information to the Company's LED Jets and Data Walls.

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

  The Company maintains a staff of 45 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense, and product enhancement and development amounted to $3,370,000, $4,098,000 and $4,244,000 in 2002, 2001 and 2000, respectively.


MARKETING AND DISTRIBUTION
--------------------------

  The Company markets its indoor and outdoor electronic information display products primarily through its 32 direct sales representatives, 5 telemarketers and a network of independent dealers and distributors. Our exclusive affiliation with a sports marketing firm, established in 2000, resulted in orders in fiscal 2002. The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 18 domestic and international trade shows annually.

  In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products. Working with software vendors and utilizing the internet to expand the quality and quantity of the multimedia content that can be delivered to our displays, we are able to offer customers total information and display communications packages.

  Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia; Toronto, Canada; and Brampton, Canada. The Company has existing relationships with approximately 22 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well positioned for expansion.

  Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Toronto, Canada; Brampton, Canada; Logan, Utah; Des Moines, Iowa; and New South Wales, Australia, as well as approximately 50 satellite offices in the United States and Canada.

  The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

  The Company's revenues in 2002, 2001 and 2000 did not include any single customer that accounted for more than 10% of total revenues.


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

  All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 20,000 board assemblies annually which are tested with state-of-the-art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

  The Company also has the ability to rapidly modify its product lines. The Company's displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time. The Company also partners with large distributors via volume purchase agreements, giving it the benefit of a third party stocking its components ready for delivery on demand. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire significant amount of purchases directly from foreign suppliers, but certain components such as the LED's are manufactured by foreign sources.

  The Company is ISO-9001 registered by Underwriters Laboratories at its Norwalk manufacturing facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide. The Company believes these distinctions in its industry give it a competitive advantage in the global marketplace.


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

  Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company recently consolidated its National Technical Services Center from Norcross, Georgia to its Norwalk, Connecticut headquarters, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and height of displays.


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


THEATRE OPERATIONS
------------------

  The Company currently operates 60 screens in 11 locations in the western Mountain States. In 2000, the Company opened an eight-plex theatre in Los Lunas, New Mexico and a six-plex theatre in the Green Valley, Arizona area and closed a single theatre in Laramie, Wyoming. In 2001, the Company closed a three-plex theatre in Los Alamos, New Mexico. In 2002, the Company closed a single theatre in Santa Fe, New Mexico; and in January 2003, the Company closed a four-plex theatre in Dillon, Colorado. The Company also operates a twelve-plex theatre in Loveland, Colorado which is a 50% owned joint venture partnership. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities. The Company also operates a film booking office, through which it arranges film exhibition for its own theatres and for other independent theatres around the country.

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


EMPLOYEES
---------

   The Company has approximately 585 employees as of February 28, 2003, of which approximately 420 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

ITEM 2.   PROPERTIES

The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns the 102,000 square foot facility located at such site, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. Approximately 11,500 square feet of the building is currently leased to others.

In addition, the Company owns facilities in:
Des Moines, Iowa
Logan, Utah

Theatre Properties in:
Sahuarita, Arizona
Dillon, Colorado
Durango, Colorado
Espanola, New Mexico
Los Lunas, New Mexico
Santa Fe, New Mexico
Taos, New Mexico
Laramie, Wyoming

  The Company also leases 13 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases 3 theatre locations. The aggregate rental expense was $643,000, $553,000 and $687,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition that had been granted. In March 2002, the Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which was subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. During 2002, the Company reached a settlement with the plaintiff, which was subject to insurance recovery. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters. The Company had been involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor alleged claims against the Company in the amount of $489,000 due under a contract. The Company denied any liability and asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration was payment in the amount of $84,000 to the contractor during 2001.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                               PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

 (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

 (b) The Company had approximately 718 holders of record of its Common Stock and approximately 66 holders of record of its Class B Stock as of March 26, 2003.

 (c) The Board of Directors approved four quarterly cash dividends of $.035 per share for Common Stock and $.0315 per share for Class B Stock during 2002. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

 (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

                            High         Low
                            ----         ---
       2002
       First Quarter      $6.240      $4.850
       Second Quarter      7.800       5.200
       Third Quarter       5.850       4.900
       Fourth Quarter      6.150       4.790

       2001
       First Quarter      $5.250      $3.563
       Second Quarter      7.050       4.200
       Third Quarter       6.000       4.000
       Fourth Quarter      6.700       4.000

ITEM 6.   SELECTED FINANCIAL DATA

  (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2002, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                 2002      2001      2000       1999      1998
-----------                                 ----      ----      ----       ----      ----
In thousands, except per share data
Revenues                                $ 74,891  $ 70,171  $ 66,763   $ 62,818   $63,778
Net income (loss)                            428       509    (2,231)       788     1,699
Earnings (loss) per share:
  Basic                                 $   0.34  $   0.40  $  (1.77)  $   0.61   $  1.32
  Diluted                               $   0.34  $   0.40  $  (1.77)  $   0.61   $  0.85
Cash dividends per share:
  Common stock                          $   0.14  $   0.14  $   0.14   $   0.14   $  0.14
  Class B stock                         $  0.126  $  0.126  $  0.126   $  0.126   $ 0.126
Average common shares outstanding          1,261     1,261     1,261      1,286     1,290
Total assets                            $110,974  $113,897  $113,015   $112,448   $91,146
Long-term debt                            65,418    69,250    68,552     65,952    49,523
Stockholders' equity                      23,025    23,568    23,696     26,013    25,851


(b) The following table sets forth quarterly financial data for the years ended
    December 31, 2002 and 2001:


Quarter Ended (unaudited)               March 31   June 30   September 30   December 31 (1)
-------------------------               --------   -------   ------------   ---------------
In thousands, except per share data
2002

Revenues                                 $17,162   $18,986        $22,016       $16,727
Gross profit                               5,334     5,192          6,082         4,430
Net income                                    46        65            180           137
Earnings per share                       $  0.04   $  0.05        $  0.14       $  0.11
Cash dividends per share:
  Common stock                           $ 0.035   $ 0.035        $ 0.035       $ 0.035
  Class B stock                          $0.0315   $0.0315        $0.0315       $0.0315

2001

Revenues                                 $17,397   $17,076        $18,735       $16,963
Gross profit                               6,138     5,731          6,104         5,563
Net income                                    25        74            299           111
Earnings per share                       $  0.02   $  0.06        $  0.24       $  0.08
Cash dividends per share:
  Common stock                           $ 0.035   $ 0.035        $ 0.035       $ 0.035
  Class B stock                          $0.0315   $0.0315        $0.0315       $0.0315

(1) The Company recorded the following items during the quarter ended December 31, 2002: (1) an increase to net income of $197,000 related to a sale of assets, and (2) a decrease in the effective tax rate for the year, which had the effect of decreasing the quarterly income tax expense by approximately $63,000. During the quarter ended December 31, 2001, the Company recorded: (1) a decrease to net income of $110,000 related to an increase in the allowance for uncollectable accounts, (2) an increase to net income of $159,000 related to the settlement of a legal matter (see Note 15), and (3) an increase in the effective tax rate for the year, which had the effect of increasing the quarterly income tax expense by approximately $50,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor Display, Outdoor Display, and Entertainment/Real Estate.
     The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government, retail and corporate industries. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. This segment includes the custom sports, catalog sports, retail and commercial industries. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States, a national film booking service, and income-producing real estate properties.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
     Percentage of Completion: The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, additional or a reduction of cost of sales may be required.
     Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customer to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
     Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
     Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
     Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
     Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2002 and 2001, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of $821,000 and $373,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2002, plan assets were invested 78.5% in guaranteed investment contracts, 17.6% in equity and index funds, 2.9% in bonds and 1.0% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2002, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.25%; and discount rate, 6.75%. Net periodic cost for 2003 will be based on the December 31, 2002 valuation. The defined benefit plan periodic cost was $755,000 in 2002, $683,000 in 2001 and $510,000 in 2000. At December
31, 2002, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $56,000 and a one percentage point change in the discount rate would affect the net periodic cost by $256,000.

Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. Long-term debt outstanding of $67.2 million at December 31, 2002, was generally at variable rates of interest ranging from 1.40% to 7.50%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.


Results of Operations

2002 Compared to 2001

Total revenues for the year ended December 31, 2002 increased 6.7% to $74.9 million from $70.2 million for the year ended December 31, 2001. Indoor display revenues decreased $3.6 million or 14.2%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $2.5 million or 14.9%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $1.1 million or 13.0%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic downturn.
     Outdoor display revenues increased $7.0 million or 22.0%. Of this increase, outdoor display equipment sales increased $8.1 million or 33.7%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $1.1 million or 14.2%, primarily due to the continuing expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.
     Entertainment/real estate revenues increased $1.4 million or 10.6%. This increase is primarily from an increase in overall admissions of 7.6%, ticket prices and concessions, predominantly from 'same store' sales. On October 1, 2002, the Company entered into a lease settlement agreement for a net payment of $34,000 with the landlord at its older Lake Dillon theatre. The Company closed the theatre at the end of January 2003. In a separate transaction, the Company entered into a 15-year non-compete agreement for $450,000, to be paid in 2003, relating to its newer six-plex theatre in Dillon, Colorado.
     Total operating income for the year ended December 31, 2002 decreased 20.2% to $9.6 million from $12.0 million for the year ended December 31, 2001. Indoor display operating income decreased $2.6 million or 32.9%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 52.6% of related revenues in 2002 compared to 46.4% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to address the field service costs as the Company recently consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, the Company will continue to evaluate strategic objectives for its field service offices. Indoor display cost of equipment rental and maintenance increased $261,000 or 3.5%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales decreased $577,000 or 13.2%, primarily due to the decrease in volume. Indoor display general and administrative expenses decreased $696,000 or 12.2%, due to continued reduction of certain overhead costs such as sales and marketing expenses.
     Outdoor display operating income decreased to $803,000 in 2002 compared to $1.6 million in 2001, primarily as a result of the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing not in relation to the reduction of the revenues from outdoor equipment rentals and maintenance. The cost of outdoor displays represented 80.8% of related revenues in 2002 compared to 77.5% in 2001. Outdoor display cost of equipment sales increased $6.5 million or 35.3%, principally due to the increase in volume and the nature of the sports sector of the outdoor division. Outdoor display cost of equipment rental and maintenance increased slightly despite a decrease in rental and maintenance contracts. Outdoor display general and administrative expenses increased $1.0 million or 18.8%, primarily due to increased sales support expenses such as project management, commissions resulting from an increase in custom sports revenues and an increase in the allowance for uncollectable accounts. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
     Entertainment/real estate operating income increased $940,000 or 37.1%, primarily due to the increase in revenues and the increase in income from the MetroLux Theatre joint venture of $404,000, due partly to the sale of a parcel of land; the Company's share of the gain was $203,000. The cost of entertainment/real estate represented 77.4% of related revenues in 2002 compared to 78.9% in 2001. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, increased $868,000 or 8.4%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses decreased slightly.
     Corporate general and administrative expenses decreased $925,000 or 15.4%, principally due to a $274,000 positive impact of the effect of foreign currency exchange rates in 2002 compared to a $339,000 negative impact in 2001 (a net change of $613,000), continued reduction of certain overhead costs, offset by an increase in medical and general insurance costs and pension expense.
     Net interest expense decreased $954,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001 and a decrease in long-term debt due to scheduled payments. The Company uses its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the gain on the sale of the Norcross facility, as well as the earned income portion of municipal forgivable loans.
     The effective tax rate for the year ended December 31, 2002 was 33.2%. The tax rate was favorably impacted primarily by the ability to recognize tax benefits for prior years' losses of one foreign subsidiary, offset by a higher tax rate in another foreign subsidiary. For the year ended December 31, 2001, the effective tax rate was 52.0%. The tax rate was unfavorably impacted primarily by the inability to recognize tax benefits for current year losses of one foreign subsidiary and a higher tax rate in another foreign subsidiary.


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

6.4%, primarily in the custom outdoor sports segment. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $349,000 or 4.3%, primarily due to the continued expected revenue decline in the outdoor rental and maintenance bases previously acquired.
     Entertainment/real estate revenues increased $1.2 million or 10.3%. This increase is primarily from the revenues from two newly constructed multiplex theatres consisting of 14 screens in Los Lunas, NM and Sahuarita, AZ, which opened in February 2000 and May 2000, respectively, and an increase in overall admissions and ticket prices at the existing cinemas.
     Total operating income for the year ended December 31, 2001 increased 45.6% to $12.0 million from $8.3 million for the year ended December 31, 2000. Indoor display operating income increased $458,000 or 6.1%, primarily as a result of the increase in revenues. The cost of indoor displays represented 46.4% of related revenues in 2001 compared to 45.7% in 2000. The cost of indoor displays as a percentage of related revenues increased primarily due to a change in the volume mix. Indoor display cost of equipment sales increased $464,000 or 11.9%, primarily due to increased volume. Indoor display cost of equipment rentals and maintenance increased $214,000 or 3.0%, largely due to increased depreciation expense, mainly due to the increase in equipment on rental. Indoor display general and administrative expenses decreased slightly.
     Outdoor display operating income increased to $1.6 million in 2001 compared to $370,000 in 2000, primarily as a result of an increase in revenues and a decrease in general and administrative expenses. The cost of outdoor displays represented 77.5% of related revenues in 2001 compared to 77.8% in 2000.
Outdoor display cost of equipment sales increased $1.1 million or 6.2%, principally due to the increase in volume and the higher content of raw materials due to the new LED technology and installation costs. Outdoor display cost of equipment rentals and maintenance decreased $321,000 or 5.0%, primarily due to reduced field service costs mainly as a result of the expected decline in the outdoor rental and maintenance bases previously acquired. Outdoor display general and administrative expenses decreased $843,000 or 13.1%, primarily due to the consolidation of operations from prior acquisitions and a cost-cutting program put into place in the fourth quarter of 2000.
     Entertainment/real estate operating income increased $2.1 million, to $2.5 million in 2001, primarily due to the increase in revenues due to theatre expansion, an increase in overall admissions and ticket prices in the existing cinemas, and the write-off of the $1.3 million intangible theatre asset and equipment at the older Lake Dillon, CO theatre in 2000. During 2001, under the terms of its lease, the Company was obligated to operate this theatre and recorded a loss of approximately $250,000. When compared to 2000 (before the write-off), the entertainment/real estate operating income would have increased $811,000 or 47.1%. The cost of entertainment/real estate represented 78.9% of related revenues for the year ended December 31, 2001 and 82.5% (before the write-off) in 2000. Cost of entertainment/real estate increased $543,000 or 5.5% in 2001 when compared to the year 2000 (before the write-off) due to the expansion of theatre operations and an increase in overall admissions in the existing cinemas. Entertainment/real estate general and administrative expenses decreased $84,000 or 11.9% due to a reduction in payroll costs. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatre in Loveland, CO.
     Corporate general and administrative expenses decreased $446,000 or 6.9%, principally due to a settlement of a legal matter for an amount less than the amount previously accrued (see Note 15), partially offset by an increase in the allowance for uncollectable accounts, which were both recorded in the fourth quarter of 2001, and a cost cutting program put into place in the fourth quarter of 2000.
     Net interest expense decreased $160,000, which is primarily attributable to the decrease in variable interest rates in 2001 vs. 2000 offset by an increase in long-term debt to fund increased operating activities. The Company uses its revolving credit facility to meet its short-term working capital requirements. Other income primarily relates to the gain from the sale of a theatre leasehold, and the earned income portion of municipal forgivable loans offset partially by a loss from the sale of the former Logan, UT manufacturing facility.
     The effective tax rate for the year ended December 31, 2001 was 52.0%. The tax rate was unfavorably impacted primarily by the inability to recognize tax benefits for losses of one foreign subsidiary and a higher tax rate in another foreign subsidiary. For the year ended December 31, 2000, the effective tax benefit rate was 28.0%, which was unfavorably impacted primarily by the inability to recognize tax benefits for losses of a foreign subsidiary. Such benefits could be realized in the future to the extent the foreign subsidiary shows profits.


Recent Accounting Standards

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and on January 1, 2002, adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balances of goodwill beginning January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144).
     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.
     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), effective for financial statements issued after June 15, 2002. The adoption of SFAS 145, relating to extinguishments of debt and certain lease transactions, did not have an impact on the Company's financial statements.
     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects of SFAS 146, but does not expect that the adoption of SFAS 146 would have a material effect on the Company's results of operations.
     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.
     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), that amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method.


Liquidity and Capital Resources

The Company had a $15.0 million revolving credit facility available until June 2002, at which time the outstanding balance converted into a four-year term loan. At December 31, 2002, the outstanding balance of the converted term loan was $14.1 million at a rate of interest at LIBOR plus 2.25%. At December 31, 2002, the Company had an additional term loan under its amended bank credit agreement of which $4.1 million was outstanding at a rate of interest at LIBOR plus 1.75%. On February 12, 2003, the Company successfully completed a refinancing of its senior debt. The refinancing includes two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to prime plus 0.25% and matures September 30, 2005. The entire revolving line is available as none has been drawn.
     The Company believes that cash generated from operations together with cash and cash equivalents on hand and the current availability under the revolving credit facility will be sufficient to fund its anticipated current and near term cash requirements. The Company continually evaluates the need and availability of long-term capital in order to fund potential new opportunities.
     The Company had two interest rate swap agreements which expired on August 27, 2002. Such agreements had a notional value equal to the amount of the term loans and with corresponding maturity terms to reduce exposure to interest fluctuations, which were classified as cash flow hedges. The interest rate swap agreements had the effect of converting the interest rate on the term loan to a fixed annual rate of 7.88% through August 2002. At December 31, 2002, the Company was not involved in any derivative financial instruments. The credit agreement requires compliance with certain financial covenants, which at December 31, 2002 included a defined debt service coverage ratio of 1.50 to 1.0, a defined debt to cash flow ratio of 3.50 to 1.0 and an annual limitation of $750,000 on cash dividends. At December 31, 2002, the Company was in compliance with such financial covenants.
     Cash and cash equivalents increased $2.6 million in 2002 compared to increases of $1.8 million in 2001 and $0.3 million in 2000. The increase in 2002 is primarily attributable to proceeds received from sale of a building of $0.8 million and operating activities of $9.2 million, offset by the investment in equipment manufactured for rental and other equipment purchases of $6.4 million and from financing activities of $1.8 million. In addition, cash flows from investing activities increased $0.8 million from the MetroLux Theatres joint venture. The increase in 2001 was primarily attributable to proceeds received from sale of fixed assets of $0.4 million, an increase in financing activities of $1.3 million, principally as a result of increased borrowings under the revolving credit facility, and operating activities of $8.2 million, offset by the investment in equipment manufactured for rental and other equipment purchases of $8.9 million. In addition, cash flows from investing activities increased $0.7 million from the MetroLux Theatres joint venture. The increase in 2000 was primarily attributable to proceeds received from sale of fixed assets and securities of $5.8 million, an increase in financing activities of $2.7 million and operating activities of $6.6 million, offset by an investment in equipment on rental and construction of theatres of $15.0 million. In addition, cash flows from investing activities increased $0.2 million from the MetroLux Theatres joint venture. Although not as favorable as in previous years, the Company experiences a favorable collection cycle on its trade receivables.
     Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements and rent payments required under operating lease agreements.

The following table summarizes the Company's fixed cash obligations as of December 31, 2002 over the next five fiscal years:

In thousands                     2003      2004       2005       2006      2007
-------------------------------------------------------------------------------
Short-term debt                $3,763    $    -    $     -    $     -    $    -
Long-term debt                      -     3,205     15,009     31,576     1,430
Operating lease payments          560       449        424        295       118
                                -----     -----     ------     ------     -----
Total                          $4,323    $3,654    $15,433    $31,871    $1,548
-------------------------------------------------------------------------------


Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
     The Company's $1.1 million investment in the MetroLux Theatres joint venture is accounted for under the equity method of accounting. The Company has guaranteed $1.4 million (60%) of a $2.3 million mortgage loan held by MetroLux Theatres.
     During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $1.0 million if, upon default, the lessor cannot recover the unamortized balance.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, through August 2002, the Company had hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. The fair value of the Company's fixed rate long-term debt is disclosed in Note 10 to the Consolidated Financial Statements. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company does not enter into derivatives for trading or speculative purposes.

   At December 31, 2002, the Company was not involved in any derivative financial instruments. The two interest rate swap agreements the Company had, expired on August 27, 2002. Such agreements had a notional value equal to the amount of the term loans and with corresponding maturity terms to reduce exposure to interest fluctuations, which were classified as cash flow hedges. The interest rate swap agreements had the effect of converting the interest rate on such term loans to a fixed average annual rate of 7.88% through August 2002. Interest differentials paid or received because of the swap agreements are reflected as an adjustment to interest expense over the related debt period. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $352,000.

   A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $487,000. The fair value is based on dealer quotes, considering current exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:


                       CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except per share data      Years ended December 31       2002       2001       2000
-------------------------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance                                $20,826    $24,405    $24,026
   Equipment sales                                                   39,594     32,680     30,876
   Theatre receipts and other                                        14,471     13,086     11,861
                                                                    -------    -------    -------
      Total revenues                                                 74,891     70,171     66,763
                                                                    -------    -------    -------

Operating expenses:
   Cost of equipment rentals and maintenance                         13,959     13,528     13,636
   Cost of equipment sales                                           28,696     22,777     21,245
   Cost of theatre receipts and other                                11,198     10,330      9,787
   Write down of theatre assets                                           -          -      1,306
                                                                    -------    -------    -------
      Total operating expenses                                       53,853     46,635     45,974
                                                                    -------    -------    -------

Gross profit from operations                                         21,038     23,536     20,789
General and administrative expenses                                  17,316     17,908     19,331
                                                                    -------    -------    -------
                                                                      3,722      5,628      1,458
Interest income                                                         177        157        445
Interest expense                                                     (4,578)    (5,532)    (5,980)
Other income                                                            518        412        626
                                                                    -------    -------    -------
Income (loss) before income taxes and income
   from joint venture                                                  (161)       665     (3,451)
                                                                    -------    -------    -------

Provision (benefit) for income taxes:
   Current                                                             (369)       (68)       104
   Deferred                                                             581        621       (971)
                                                                    -------    -------    -------
      Total provision (benefit) for income taxes                        212        553       (867)
                                                                    -------    -------    -------

Income from joint venture                                               801        397        353
                                                                    -------    -------    -------

Net income (loss)                                                   $   428    $   509    $(2,231)
                                                                    =======    =======    =======

Earnings (loss) per share - basic and diluted                       $  0.34    $  0.40    $ (1.77)

Average common shares outstanding - basic and diluted                 1,261      1,261      1,261
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSOLIDATED BALANCE SHEETS


In thousands, except share data      December 31                             2002            2001
-------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $  8,270        $  5,699
   Available-for-sale securities                                              522             530
   Receivables, less allowance of $1,009 and $465                           7,617           9,503
   Unbilled receivables                                                       966             830
   Inventories                                                              7,440           6,837
   Prepaids and other                                                         745             762
                                                                         --------        --------
      Total current assets                                                 25,560          24,161
                                                                         --------        --------
Rental equipment                                                           88,374          86,147
   Less accumulated depreciation                                           43,423          39,328
                                                                         --------        --------
                                                                           44,951          46,819
                                                                         --------        --------
Property, plant and equipment                                              47,427          47,944
   Less accumulated depreciation and amortization                          12,170          10,729
                                                                         --------        --------
                                                                           35,257          37,215
Goodwill                                                                    1,264           1,264
Other assets                                                                3,942           4,438
                                                                         --------        --------

TOTAL ASSETS                                                             $110,974        $113,897
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  2,754        $  4,614
   Accrued liabilities                                                      7,189           6,230
   Current portion of long-term debt                                        3,763           3,331
                                                                         --------        --------
      Total current liabilities                                            13,706          14,175
                                                                         --------        --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                          30,177          30,177
   9 1/2% subordinated debentures due 2012                                  1,057           1,057
   Notes payable                                                           35,975          38,016
                                                                         --------        --------
                                                                           67,209          69,250
Deferred revenue, deposits and other                                        2,942           2,930
Deferred income taxes                                                       4,092           3,974
                                                                         --------        --------
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2002 and 2001                              2,453           2,453
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2002 and 2001                                  287             287
   Additional paid-in-capital                                              13,901          13,901
      Retained earnings                                                    19,612          19,360
      Accumulated other comprehensive loss                                 (1,391)           (596)
                                                                         --------        --------
                                                                           34,862          35,405
   Less treasury stock - at cost - 1,479,688 shares in 2002 and 2001
      (excludes additional 287,505 shares held in 2002 and 2001
      for conversion of Class B stock)                                     11,837          11,837
                                                                         --------        --------
      Total stockholders' equity                                           23,025          23,568
                                                                         --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $110,974        $113,897
                                                                         ========        ========
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands        Years ended December 31                                 2002      2001       2000
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)                                                        $   428   $   509    $(2,231)
Adjustment to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                          10,247    10,067      9,532
   Income from joint venture                                                (801)     (397)      (353)
   Deferred income taxes                                                     581       621       (971)
   Gain on sale of fixed assets                                             (314)     (306)      (585)
   Loss on sale of securities                                                  -         -         54
   Gain on repurchase of Company's 7 1/2% convertible subordinated notes       -        (5)       (49)
   Write-off of non-recoverable assets                                         -         -      1,451
   Changes in operating assets and liabilities:
      Receivables                                                          1,750    (1,667)        10
      Inventories                                                           (603)      944     (1,635)
      Prepaids and other assets                                               29       (28)       339
      Accounts payable and accruals                                       (2,151)     (256)       564
      Deferred revenue, deposits and other                                    32    (1,298)       433
                                                                         -------   -------    -------
         Net cash provided by operating activities                         9,198     8,184      6,559
                                                                         -------   -------    -------

Cash flows from investing activities
Equipment manufactured for rental                                         (5,625)   (7,978)    (8,708)
Purchases of property, plant and equipment                                  (750)     (878)    (9,607)
Useage of construction funds                                                   -         -      3,290
Proceeds from joint venture                                                  775       734        227
Proceeds from sale of securities                                               -         -      3,182
Proceeds from sale of fixed assets                                           758       423      2,659
                                                                         -------   -------    -------
         Net cash used in investing activities                            (4,842)   (7,699)    (8,957)
                                                                         -------   -------    -------

Cash flows from financing activities
Proceeds from long-term debt                                               2,233     4,130      5,430
Repayment of long-term debt                                               (3,842)   (2,643)    (2,356)
Repurchase of Company's 7 1/2% convertible subordinated notes                  -       (15)      (233)
Cash dividends                                                              (176)     (178)      (174)
                                                                         -------   -------    -------
         Net cash provided by (used in) financing activities              (1,785)    1,294      2,667
                                                                         -------   -------    -------

Net increase in cash and cash equivalents                                  2,571     1,779        269
Cash and cash equivalents at beginning of year                             5,699     3,920      3,651
                                                                         -------   -------    -------

Cash and cash equivalents at end of year                                 $ 8,270   $ 5,699    $ 3,920
                                                                         =======   =======    =======
-----------------------------------------------------------------------------------------------------
Interest paid                                                            $ 4,253   $ 5,241    $ 5,657
Interest received                                                            190       187        558
Income taxes paid (refunded)                                                (523)      411        (14)
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                      Accumulated
                                                                                    Additional                              Other
In thousands, except share data                        Common Stock        Class B     Paid-in  Treasury   Retained Comprehensive
For the three years ended December 31, 2002           Shares  Amount   Shares  Amount  Capital     Stock   Earnings  Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                            2,444,400  $2,444  296,005    $296  $13,901  $(11,837)   $21,434       $  (225)
Net income (loss)                                          -       -        -       -        -         -     (2,231)            -
Cash dividends                                             -       -        -       -        -         -       (174)            -
Other comprehensive income, net of tax:
   Unrealized foreign currency translation                 -       -        -       -        -         -          -            20
   Unrealized holding gain                                 -       -        -       -        -         -          -            68
Class B conversion to common stock                     1,162       1   (1,162)     (1)       -         -          -             -
                                                   ------------------------------------------------------------------------------
Balance December 31, 2000                          2,445,562   2,445  294,843     295   13,901   (11,837)    19,029          (137)
Net income                                                 -       -        -       -        -         -        509             -
Cash dividends                                             -       -        -       -        -         -       (178)            -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation                 -       -        -       -        -         -          -            19
   Unrealized holding loss                                 -       -        -       -        -         -          -            (9)
   Minimum pension liability adjustment                    -       -        -       -        -         -          -          (373)
   Unrealized derivative loss                              -       -        -       -        -         -          -           (96)
Class B conversion to common stock                     7,338       8   (7,338)     (8)       -         -          -             -
                                                   ------------------------------------------------------------------------------
Balance December 31, 2001                          2,452,900   2,453  287,505     287   13,901   (11,837)    19,360          (596)
Net income                                                 -       -        -       -        -         -        428             -
Cash dividends                                             -       -        -       -        -         -       (176)            -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation                 -       -        -       -        -         -          -           (56)
   Unrealized holding loss                                 -       -        -       -        -         -          -           (14)
   Minimum pension liability adjustment                    -       -        -       -        -         -          -          (821)
   Unrealized derivative gain                              -       -        -       -        -         -          -            96
                                                   ------------------------------------------------------------------------------
Balance December 31, 2002                          2,452,900  $2,453  287,505    $287  $13,901  $(11,837)   $19,612       $(1,391)
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.




                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


In thousands                 Years ended December 31          2002       2001         2000
------------------------------------------------------------------------------------------
Net income (loss)                                            $ 428      $ 509      $(2,231)
                                                             -----------------------------
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation                      (56)        19           20
  Unrealized holding gain (loss) on securities                 (14)        (9)          68
  Minimum pension liability adjustment                        (821)      (373)           -
  Unrealized derivative gain (loss)                             96        (96)           -
                                                             -----------------------------
Total other comprehensive income (loss)                       (795)      (459)          88
                                                             -----------------------------
Comprehensive income (loss)                                  $(367)     $  50      $(2,143)
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

             Notes To Consolidated Financial Statements


1. Summary of Significant Accounting Policies
Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the Company). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is recorded as a separate line in the Consolidated Statements of Operations.
      Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory reserves, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
      Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
      Available-for-sale securities: Available-for-sale securities consist of mutual fixed income funds and are stated at fair value.
      Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:

In thousands                             2002       2001       2000
-------------------------------------------------------------------
Balance at beginning of year           $  465      $ 311      $ 501
  Provisions                              835        298         97
  Deductions                             (291)      (144)      (287)
                                        -----        ---        ---
Balance at end of year                 $1,009      $ 465      $ 311
-------------------------------------------------------------------

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value. Reserves for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays. The Company evaluates the adequacy of these reserves regularly.
      Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease. The estimated useful lives are as follows:

Rental equipment                          5 to 15 years
Buildings and improvements               10 to 40 years
Machinery, fixtures and equipment         4 to 15 years
Leaseholds and improvements               5 to 27 years

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
      Goodwill and intangibles: The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss.
      Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; non-compete agreements over their contractual terms of seven and ten years; deferred financing costs over the life of the related debt of 10 to 20 years; and patents and other intangibles over seven to ten years. The Company periodically evaluates the value of its goodwill and the period of amortization of its other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows.
The Company performed the annual impairment tests for goodwill as of October 1, 2002 and has determined that goodwill was not impaired as of that date. Other intangible assets are evaluated when indicators of impairment exist.
      Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method which contemplates contract expiration, fall-out, and non-renewal.
      Impairment or disposal of long-lived assets: The Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), effective January 1, 2002. In accordance with SFAS No. 144, the Company evaluates whether there has been an impairment in any of its long-lived assets if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
      Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs are susceptible to significant change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment. Theatre receipts and other revenues are recognized at time service is provided.
      Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.

      Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
      Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows.
      Stock-Based Compensation Plans: The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" (SFAS 148), that amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Company adopted the disclosure provisions of SFAS 148 at December 31, 2002.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the years ended December 31, 2002, 2001 and 2000 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

In thousands, except per share data            2002      2001        2000
-------------------------------------------------------------------------
Net income (loss), as reported                $ 428     $ 509     $(2,231)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of tax                                     51         5          43
                                               ----      ----       -----
Pro forma net income (loss)                   $ 377     $ 504     $(2,274)
                                               ----      ----       -----
Earnings (loss) per share
  Basic and diluted, as reported              $0.34     $0.40     $ (1.77)
                                               ----      ----       -----
  Basic and diluted, pro forma                $0.30     $0.40     $ (1.80)
-------------------------------------------------------------------------

Accounting pronouncements: On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and on January 1, 2002 adopted SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS 142, the Company discontinued amortizing the remaining balances of goodwill beginning January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.
      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), effective for financial statements issued after June 15, 2002. The adoption of SFAS 145, relating to extinguishments of debt and certain lease transactions, did not have an impact on the Company's financial statements.
      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects of SFAS 146, but does not expect that the adoption of SFAS 146 would have a material effect on the Company's financial statements.
      In November 2002, the FASB issued FASB Interpretation No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 15).
      Reclassifications: Certain reclassifications of prior year's amounts have been made to conform to the current year's presentation.


2. Available-for-Sale Securities
Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in accumulated other comprehensive loss until realized. Adjustments of $14,000 and $21,000 were made to equity to reflect the net unrealized losses on available-for-sale securities as of December 31, 2002 and 2001, respectively.

Available-for-sale securities consist of the following:

                                  2002                      2001
                             --------------------------------------------
                              Fair   Unrealized         Fair   Unrealized
In thousands                 Value       Losses        Value       Losses
-------------------------------------------------------------------------
Mutual funds                  $522         $182         $530         $174
-------------------------------------------------------------------------


3. Inventories

Inventories consist of the following:

In thousands                           2002          2001
---------------------------------------------------------
Raw materials and spare parts        $4,663        $3,785
Work-in-progress                      1,384         1,717
Finished goods                        1,393         1,335
                                      -----         -----
                                     $7,440        $6,837
---------------------------------------------------------

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

In thousands                                  2002           2001
-----------------------------------------------------------------
Land, buildings and improvements           $36,529        $36,912
Machinery, fixtures and equipment            9,918         10,037
Leaseholds and improvements                    980            995
                                            ------         ------
                                           $47,427        $47,944
-----------------------------------------------------------------

Land, buildings and equipment having a net book value of $33.0 million and $34.6 million at December 31, 2002 and 2001, respectively, were pledged as collateral under mortgage agreements.


5. Goodwill
Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and all of such goodwill relates to the outdoor display segment. The Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS 142, goodwill assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional impairment tests for goodwill assets as of January 1, 2002, which indicated that there was no transitional impairment loss. In addition, the Company periodically evaluates the value of its goodwill and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. The Company performed the annual impairment tests for goodwill as of October 1, 2002 and has determined that goodwill was not impaired as of that date. Accordingly, the adoption of SFAS 142 did not have an impact on the Company's financial statements, other than the reduction of goodwill amortization expense as explained further below.

In accordance with SFAS 142, prior period amounts were not restated.
Reconciliation of the previously reported net income and earnings per share for the three years ended December 31, 2002 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:


In thousands, except per share data         2002       2001         2000
------------------------------------------------------------------------
Net income (loss), as reported             $ 428      $ 509      $(2,231)
Goodwill amortization, net of
  income taxes                                 -         58           71
                                            ----       ----        -----
Net income (loss), adjusted                $ 428      $ 567      $(2,160)
                                            ----       ----        -----
Earnings (loss) per share - basic
  and diluted:
Earnings (loss) per share, as reported     $0.34      $0.40      $ (1.77)
Goodwill amortization, net of
  income taxes                                 -       0.05         0.06
                                            ----       ----        -----
Earnings (loss) per share, adjusted        $0.34      $0.45      $ (1.71)
------------------------------------------------------------------------


6. Other Assets

Other assets consist of the following:

In thousands                                          2002        2001
----------------------------------------------------------------------
Deferred financing costs, net of
  accumulated amortization of $1,235 - 2002
  and $1,399 - 2001                                 $1,145      $1,412
Investment in joint venture                          1,091       1,065
Prepaids                                               635         838
Maintenance contracts, net of accumulated
  amortization of $2,061 - 2002
  and $2,220 - 2001                                    326         406
Noncompete agreements, net of accumulated
  amortization of $122 - 2002
  and $98 - 2001                                        34          58
Patents, net of accumulated amortization
  of $467 - 2002 and $458 - 2001                         -           9
Deposits and other                                     711         650
                                                     -----       -----
                                                    $3,942      $4,438
----------------------------------------------------------------------

Deferred financing costs relate to issuance of the 7 1/2% convertible subordinated notes, the 9 1/2% subordinated debentures, mortgages and other financing agreements.
      Noncompete agreements relate to the acquisition of one of the outdoor businesses and the acquisition of theatre leases.
      Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
      Future amortization expense of intangible assets over the next five years is expected as follows: $408,000 - 2003, $379,000 - 2004, $356,000 - 2005,
$290,000 - 2006, $120,000 - 2007.


7. Write-Off of Assets
During the fourth quarter of 2000, the Company recorded an impairment charge of $1,306,000 relating to an intangible theatre asset and equipment at its older Lake Dillon, Colorado, theatre, and $145,000 for certain older outdoor manufacturing equipment. The charge relating to the theatre was taken as a result of continuing disappointing box office receipts resulting in part from the Company's opening of a modern six-plex theatre in the same community in 1999. The Company recorded this impairment after analyzing its latest plans and projections of cash flows for this theatre, and determined that a charge was appropriate at that time. Previously, management had been working various strategies to improve operating results that were not having the desired effect, resulting in the need to record an impairment at that time. Under the terms of its lease, the Company was obligated to operate the theatre until 2014.
However, on October 1, 2002, the Company entered into an agreement to terminate the lease as of January 31, 2003, at a net cost of $34,000. The charge for the outdoor manufacturing equipment relates to assets held for sale at its former Logan, Utah manufacturing facility after recent marketplace activity provided indication that the Company's carrying value was in excess of net realizable value. During the third quarter 2001, this facility was sold, and a $56,000 loss was recorded.


8. Taxes on Income

The components of income tax expense (benefit) are as follows:

In thousands                                2002        2001        2000
------------------------------------------------------------------------
Current:
  Federal                                  $(704)      $(413)      $(320)
  State and local                             (3)         27         (23)
  Foreign                                    338         318         447
                                             ---         ---         ---
                                            (369)        (68)        104
Deferred:
  Federal                                    600         605        (601)
  State and local                            (19)         16        (313)
  Foreign                                      -           -         (57)
                                             ---         ---         ---
                                             581         621        (971)
                                             ---         ---         ---
Total income tax expense (benefit)         $ 212       $ 553       $(867)
------------------------------------------------------------------------

Income taxes provided (benefit) differed from the expected federal statutory rate of 34% as follows:

                                                 2002       2001        2000
----------------------------------------------------------------------------
Statutory federal income tax (benefit) rate      34.0%      34.0%      (34.0%)
State income taxes, net of federal benefit       (2.3)       2.7        (7.2)
Foreign operating losses (income) not
  providing current tax benefit (expense)       (20.9)       2.9         5.4
Foreign income taxed at different rates          14.3        8.0         2.7
Unused income tax credits                         6.8        1.4         3.9
Other                                             1.3        3.0         1.2
                                                 ----       ----        ----
Effective income tax rate (benefit)              33.2%      52.0%      (28.0%)
----------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components
of the Company's deferred tax assets and liabilities are as follows:

In thousands                                  2002         2001
---------------------------------------------------------------
Deferred tax asset:
  Tax credit carryforwards                 $ 1,051      $ 1,988
  Operating loss carryforwards               5,689        4,392
  Net pension cost                             834          475
  Bad debts                                    377          159
  Litigation                                     -           86
  Other                                        548          629
  Valuation allowance                         (227)        (304)
                                            ------       ------
                                             8,272        7,425
                                            ------       ------
Deferred tax liability:
  Depreciation                              11,503       10,722
  Gain on purchase of the Company's
    9 1/2% subordinated debentures             439          439
  Other                                        422          238
                                            ------       ------
                                            12,364       11,399
                                            ------       ------
Net deferred tax liability                 $ 4,092      $ 3,974
---------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $1.0 million paid by the Company, which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $13.7 million, which begin to expire in 2019 and Australian net operating loss carryforwards of approximately $0.1 million, which begin to expire in 2007.

      A valuation allowance has been established for the amount of deferred tax assets related to the Australian and state net operating loss carryforwards, which management estimates will more likely than not expire unused.

9. Accrued Liabilities

Accrued liabilities consist of the following:

In thousands                                  2002         2001
---------------------------------------------------------------
Pension liability                           $2,100       $1,207
Compensation and employee benefits           1,573        1,712
Warranty obligations                           541          310
Interest payable                               474          704
Taxes payable                                  146          222
Other                                        2,355        2,075
                                             -----        -----
                                            $7,189       $6,230
---------------------------------------------------------------

Warranty obligations - The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.

A summary of the warranty liabilities at December 31, follows:

In thousands                          2002        2001        2000
------------------------------------------------------------------
Balance at beginning of year         $ 310       $ 350       $ 711
  Provisions                           594         175          34
  Deductions                          (363)       (215)       (395)
                                       ---         ---         ---
Balance at end of year               $ 541       $ 310       $ 350
------------------------------------------------------------------


10. Long-Term Debt

Long-term debt consist of the following:

In thousands                                                  2002         2001
-------------------------------------------------------------------------------
7 1/2% convertible subordinated notes due 2006             $30,177      $30,177
9 1/2% subordinated debentures due 2012                      1,057        1,057
Term loans - bank, secured due in quarterly installments
  through 2006                                              18,196        5,479
Revolving credit facility - bank secured                         -       12,900
Real estate mortgages - secured, due in monthly
  installments through 2020                                 17,017       18,200
Loan payable - IRB, due in annual installments through
  2014                                                       4,155        4,390
Loans payable - CEBA, secured, due in monthly
  installments through 2006 at 0.0% and 6.0%                   328          245
Loan payable - CDA, secured due in monthly installments
  through 2002 at 5.0%                                           -           54
Capital lease obligation - secured, due in monthly
  installments through 2004 at 5.3%                             42           79
                                                            ------       ------
                                                            70,972       72,581
Less portion due within one year                             3,763        3,331
                                                            ------       ------
Long-term debt                                             $67,209      $69,250
-------------------------------------------------------------------------------


Payments of long-term debt due for the next five years are:

In thousands       2003      2004       2005       2006      2007
-----------------------------------------------------------------
                 $3,763    $3,205    $15,009    $31,576    $1,430
-----------------------------------------------------------------

The 7 1/2% convertible subordinated notes (the "Notes") are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at declining premiums. The related Indenture agreement requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. During 2001, the Company repurchased $20,000 face value of its Notes at $77.00, and recognized $2,000 of income (net of tax).
      The 9 1/2% subordinated debentures (the "Debentures") are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
      The Company has a bank credit agreement which provides for both term loans and a $15 million revolving credit facility, including letters of credit, which was available until June 2002, and required an annual facility fee on the unused commitment of 0.375%. On June 30, 2002, the Company converted its $15 million revolving credit facility into a four-year term loan payable in equal quarterly installments of $937,500 plus interest at LIBOR plus 2.25% (3.63% at December 31, 2002). The Company has provided the bank with a security interest in substantially all assets of its display business. At December 31, 2002, the outstanding balance of the converted term loan was $14,062,500. Also, under the credit agreement, the Company has an additional term loan, of which $4.1 million was outstanding at December 31, 2002, which bears interest at LIBOR plus 1.75% (3.56% at December 31, 2002) and is payable in even quarterly installments of $133,333 through July 2005 and a final maturity of $2.8 million in August 2005. The credit agreement requires compliance with certain financial covenants which, at December 31, 2002, included a defined debt service coverage ratio of 1.50 to 1.0, a defined debt to cash flow ratio of 3.50 to 1.0 and an annual limitation of $750,000 on cash dividends. At December 31, 2002, the Company was in compliance with such financial covenants. At December 31, 2002, the Company was not involved in any derivative financial instruments. The two interest rate swap agreements the Company had expired on August 27, 2002. Such agreements had a notional value equal to the amount of the term loans and with corresponding maturity terms to reduce exposure to interest fluctuations, which were classified as cash flow hedges. The interest rate swap agreements had the effect of converting the interest rate on the term loan to a fixed annual rate of 7.88% through August 2002. On January 1, 2001, the Company adopted the provisions of SFAS 133 and recorded a cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive income (loss). See Note 18, Subsequent Event, on the refinancing of the term loans.
      The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2020. Depending upon the mortgage, the interest rate is either fixed, floating or adjustable. At December 31, 2002, such interest rates ranged from 3.18% to 7.50%.
      On June 3, 1999, as part of a loan agreement entered into with the City of Logan, Cache County, Utah, the Company financed $4.8 million of a combination of Tax-Exempt and Taxable Revenue Bonds ("Bonds") for the construction of its new 55,000 square foot outdoor display manufacturing facility in Logan, Utah. The Bonds are secured by an irrevocable letter of credit issued by a bank. At the direction of the Company, the Bonds may be redeemed, in whole or in part, prior to the maturity date. The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent), which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may, from time to time, change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate. At December 31, 2002, the interest rates on the Bonds were 1.52% and 1.75%, respectively, plus a 1.25% letter of credit fee.
      During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred revenue, deposits and other in the Consolidated Balance Sheets prior to December 31, 2002. The loans were forgiven on a pro-rata basis when predetermined employment levels were attained. As of December 31, 2002, the Company did not meet the maximum specified employment levels and, accordingly, is required to repay the non-forgiven portion. At December 31, 2002, the non-forgiven amount totaled $133,333 and is payable in even monthly installments through 2006 at 6.0% interest.
      During 2002, the Company incurred interest costs of $4.6 million. At December 31, 2002, the fair value of the Notes and the Debentures was $24.1 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.


11. Stockholders' Equity
During 2002, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2002 and January 2003. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock which has one vote per share but receives a higher dividend.
      The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
      The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
      Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.2 million and 2.3 million at December 31, 2002 and 2001, respectively.


12. Engineering Development
Engineering development expense was $496,000, $297,000 and $326,000 for 2002, 2001 and 2000, respectively.


13. Pension Plan
All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. At December 31, 2002, plan assets consist principally of guaranteed investment contracts, equity and index funds, money market funds and $167,000 in the Company's 9 1/2% subordinated debentures.

The funded status of the plan as of December 31, 2002 and 2001 is as follows:

In thousands                                                 2002            2001
---------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                   $ 8,861         $ 7,597
Service cost                                                  556             568
Interest cost                                                 602             560
Actuarial loss                                                704              46
Amendments to plan                                             67             167
Benefits paid                                              (1,314)            (77)
                                                            -----           -----
Benefit obligation at end of year                         $ 9,476         $ 8,861
                                                            -----           -----

Change in plan assets
Fair value of plan assets at beginning of year            $ 5,847         $ 5,625
Actual return on plan assets                                  (80)            (12)
Company contributions                                       1,231             311
Benefits paid                                              (1,314)            (77)
                                                            -----           -----
Fair value of plan assets at end of year                  $ 5,684         $ 5,847
                                                            -----           -----

Funded status
Funded status (underfunded)                               $(3,792)        $(3,014)
Unrecognized net actuarial loss                             3,457           2,253
Unrecognized prior service cost                               225             175
                                                            -----           -----
Net amount recognized                                     $  (110)        $  (586)
                                                            -----           -----

Amounts recognized in the balance sheet consist of
Accrued pension liability                                 $(2,325)        $(1,382)
Unrecognized prior service cost                               225             175
Accumulated other comprehensive loss                        1,990             621
                                                            -----           -----
Net amount recognized                                     $  (110)        $  (586)
                                                            -----           -----

Weighted-average assumptions as of December 31
Discount rate                                                6.75%           7.25%
Expected return on plan assets                               8.75%           9.50%
Rate of compensation increase                                3.25%           3.75%
---------------------------------------------------------------------------------


The following items are components of the net periodic pension cost for the three years ended December 31, 2002:

In thousands                                         2002        2001        2000
---------------------------------------------------------------------------------
Service cost                                        $ 556       $ 568       $ 568
Interest cost                                         602         560         493
Expected return on plan assets                       (547)       (537)       (561)
Amortization of prior service cost                     18           2           2
Amortization of net actuarial loss                    126          90           8
                                                      ---         ---         ---
Net periodic pension cost - funded plan             $ 755       $ 683       $ 510
---------------------------------------------------------------------------------

In addition, the Company provided unfunded supplemental retirement benefits for the retired Chief Executive Officer. During 2002, the Company made payments totaling $332,000 and accrued $50,000 for such benefits. In 2001, the Company recognized a benefit of $127,000 due to amendments to the pension plan and accrued $111,000 for 2000. The total liability accrued was $174,000 and $456,000 at December 31, 2002 and 2001, respectively.
      The Company does not offer any postretirement benefits other than the pension and the supplemental retirement benefits described herein.


14. Stock Option Plans
The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. During 2001, the Company adopted a Non-Statutory Stock Option Agreement reserving 10,000 shares of Common Stock for issue to the Chairman of the Board.

Changes in the stock option plans are as follows:

                                      Number of Shares                   Weighted
                                      ----------------                    Average
                             Authorized     Granted   Available    Exercise Price
---------------------------------------------------------------------------------
Balance January 1, 2000         152,509     128,509      24,000             $9.35
Additional shares authorized     25,000           -      25,000                 -
Terminated                       (2,650)     (3,850)      1,200              8.16
Granted                               -       5,500      (5,500)             6.40
                                -------     -------      ------              ----
Balance December 31, 2000       174,859     130,159      44,700              9.26
Additional shares authorized     10,000           -      10,000                 -
Terminated                            -     (32,100)     32,100              8.86
Granted                               -      13,500     (13,500)             4.18
                                -------     -------      ------              ----
Balance December 31, 2001       184,859     111,559      73,300              8.75
Terminated                      (21,720)    (57,420)     35,700              9.86
Granted                               -      29,500     (29,500)             5.48
                                -------     -------      ------              ----
Balance December 31, 2002       163,139      83,639      79,500             $6.84
---------------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2002, under the 1995 Plan, options for 57,739 shares with exercise prices ranging from $5.40 to $15.1875 per share were outstanding, 30,239 of which were exercisable. During 2002, options for 27,500 shares were granted at exercise prices ranging from $5.40 to $6.10 per share, no options were exercised, and options for 28,700 shares expired. During 2001, no options were exercised, and options for 30,600 shares expired. During 2000, options for 5,000 shares were granted at an exercise price of $6.50 per share, no options were exercised, and options for 1,200 shares expired.
      At December 31, 2002, under the 1992 Plan, options for 6,900 shares with exercise prices ranging from $9.4375 to $9.6875 per share were outstanding, all of which were exercisable. During 2002, no options were exercised, and options for 21,720 shares expired. During 2001, no options were exercised, and no options expired. During 2000, no options were exercised, and options for 2,650 shares expired.
      Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2002, options for 9,000 shares with exercise prices ranging from $4.025 to $13.00 per share were outstanding, 7,000 of which were exercisable. During 2002, options for 2,000 shares were granted with exercise prices ranging from $5.40 to $6.55, no options were exercised, and options for 7,000 shares expired. During 2001, options for 3,500 shares were granted with exercise prices ranging from $4.025 to $6.15, no options were exercised, and options for 1,500 shares expired. During 2000, options for 500 shares were granted at an exercise price of $5.375 per share, no options were exercised, and no options expired.
      Under the Non-Statutory Stock Option Agreement for the Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for ten years from date of grant. At December 31, 2002, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2002, no options were exercised and no options expired. During 2001, options for 10,000 shares were granted at an exercise price of $4.025, no options were exercised and no options expired.

The following tables summarize information about stock options outstanding at December 31, 2002:

                                          Weighted Average
Range of                        Number           Remaining     Weighted Average
Exercise Prices            Outstanding    Contractual Life       Exercise Price
-------------------------------------------------------------------------------
$ 4.03 - $6.31                  43,000                 8.6               $ 5.06
  6.32 -  7.56                   5,500                 7.0                 6.50
  7.57 -  8.13                  12,939                 2.6                 8.11
  8.14 -  9.69                  19,400                 4.1                 9.21
  9.70 - 12.63                   1,500                 2.9                11.63
 12.64 - 15.19                   1,300                 2.2                13.50
                                ------                 ---                -----
                                83,639                 6.3               $ 6.84
-------------------------------------------------------------------------------


Range of                     Number       Weighted Average
Exercise Prices         Exercisable         Exercise Price
----------------------------------------------------------
$ 4.03 - $6.31               14,000                 $ 4.23
  6.32 -  7.56                5,000                   6.50
  7.57 -  8.13               12,939                   8.11
  8.14 -  9.69               19,400                   9.21
  9.70 - 12.63                1,500                  11.63
 12.64 - 15.19                1,300                  13.50
                             ------                  -----
                             54,139                 $ 7.58
----------------------------------------------------------

The estimated fair value of options granted during 2002, 2001 and 2000 was $2.71, $1.81 and $2.69 per share, respectively. The fair value of options granted under the Company's stock option plans during 2002, 2001 and 2000 was estimated on dates of grant using the binomial options-pricing model with the following weighted-average assumptions used: dividend yield of approximately 2.51% in 2002, 2.72% in 2001 and 2.60% in 2000, expected volatility of approximately 47% in 2002, 41% in 2001 and 37% in 2000, risk free interest rate of approximately 4.78% in 2002, 5.46% in 2001, and 5.48% in 2000, and expected lives of option grants of approximately four years in 2002, 2001 and 2000.

15. Commitments and Contingencies
Contingencies: The Company has employment agreements with certain executive officers, which expire at various dates through December 2010. At December 31, 2002, the aggregate commitment for future salaries, excluding bonuses, was approximately $5.6 million.
      During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state and maintaining business operations within the state for a specified period of time.
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. During June 1999, a jury in the state of New Mexico awarded a former employee of the Company $15,000 in damages for lost wages and emotional distress and $393,000 in punitive damages on a retaliatory discharge claim. The Company denied the charges on the basis that the termination was proper and appealed the verdict, which was affirmed. The Company filed a certiorari petition that had been granted. In March 2002, the Company reached a settlement with the plaintiff for an amount less than the amount previously accrued, a portion of which was subject to insurance recovery. In January 2000, a second former employee of the Company commenced a retaliatory discharge action seeking compensatory and punitive damages in an unspecified amount. The Company denied such allegations and asserted defenses including that the former employee resigned following her failure to timely report to work. During 2002, the Company reached a settlement with the plaintiff, which was subject to insurance recovery.
      Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters.
      The Company had been involved in arbitration related to the construction of its six-plex movie theatre in Dillon, Colorado. The contractor alleged claims against the Company in the amount of $489,000 due under a contract. The Company denied any liability and asserted claims in the amount of $467,000 that, among other matters, the contractor failed to build the theatre in accordance with the architectural plans. The outcome of this arbitration was payment in the amount of $84,000 to the contractor during 2001.
      Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2002 are as follows: $560,000 - 2003, $449,000 - 2004, $424,000 - 2005, $295,000 - 2006,
$118,000 - 2007, $1,054,000 - thereafter.  Rent expense was $643,000, $553,000 and $687,000 for the years ended December 31, 2002, 2001 and 2000, respectively.
      Commitments: On October 1, 2002, the Company entered into an agreement to early terminate its existing Lake Dillon theatre lease in Dillon, Colorado, which expires December 31, 2014, for a net payment of $34,000 on January 31, 2003, the new termination date of the lease.
      On October 17, 2002, the Company entered into a restrictive covenant agreement, with the owner of the Dillon Center complex ("Owner"), in Dillon, Colorado where the Company operates a six-plex theatre in the same community, which restricts the Owner from constructing, operating using or maintaining a movie theatre within the Dillon Center complex for a 15-year period ending January 31, 2018. In consideration for the restrictions, the Company will pay Owner a sum of $450,000 in two installments during 2003.
      Guarantees: The Company has guaranteed $1.4 million (60%) of a $2.3 million mortgage loan held by its joint venture, MetroLux Theatres, until December 2008.
      During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $1,005,500 if, upon default, the lessor cannot recover the unamortized balance.

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


Information about the Company's operations in its three business segments for the three years ended December 31, 2002 is as follows:

In thousands                                        2002        2001       2000
-------------------------------------------------------------------------------
Revenues:
  Indoor display                                $ 21,829    $ 25,449    $24,363
  Outdoor display                                 38,591      31,636     30,539
  Entertainment/real estate                       14,471      13,086     11,861
                                                 -------     -------     ------
Total revenues                                  $ 74,891    $ 70,171    $66,763
                                                 -------     -------     ------
Operating income:
  Indoor display                                $  5,324    $  7,931    $ 7,473
  Outdoor display                                    803       1,563        370
  Entertainment/real estate                        3,474       2,534        417
                                                 -------     -------     ------
Total operating income                             9,601      12,028      8,260
Other income                                         519         412        626
Corporate general and administrative expenses     (5,079)     (6,003)    (6,449)
Interest expense - net                            (4,401)     (5,375)    (5,535)
Income tax (provision) benefit                      (212)       (553)       867
                                                 -------     -------     ------
Net income (loss)                               $    428    $    509    $(2,231)
                                                 -------     -------     ------

Assets:
  Indoor display                                $ 39,914    $ 43,592
  Outdoor display                                 35,331      36,529
  Entertainment/real estate                       26,421      26,891
                                                 -------     -------
Total identifiable assets                        101,666     107,012
General corporate                                  9,308       6,885
                                                 -------     -------
Total assets                                    $110,974    $113,897
                                                 -------     -------
Depreciation and amortization:
  Indoor display                                $  5,940    $  5,643    $ 5,187
  Outdoor display                                  2,911       2,977      2,791
  Entertainment/real estate                          924         935        993
  General corporate                                  472         512        561
                                                 -------     -------     ------
Total depreciation and amortization             $ 10,247    $ 10,067    $ 9,532
                                                 -------     -------     ------
Capital expenditures:
  Indoor display                                $  4,258    $  6,502    $ 7,162
  Outdoor display                                  1,678       1,801      5,202
  Entertainment/real estate                          337         435      5,822
  General corporate                                  102         118        129
                                                 -------     -------     ------
Total capital expenditures                      $  6,375    $  8,856    $18,315
-------------------------------------------------------------------------------

17. Fourth Quarter Events (unaudited)
The Company recorded the following items during the quarter ended December 31, 2002: (1) an increase to net income of $197,000 related to a sale of assets, and (2) a decrease in the effective tax rate for the year, which had the effect of decreasing the quarterly income tax expense by approximately $63,000. During the quarter ended December 31, 2001, the Company recorded: (1) a decrease to net income of $110,000 related to an increase in the allowance for uncollectable accounts, (2) an increase to net income of $159,000 related to the settlement of a legal matter (see Note 15), and (3) an increase in the effective tax rate for the year, which had the effect of increasing the quarterly income tax expense by approximately $50,000.


18. Subsequent Event
The Company successfully completed a refinancing of its senior debt with People's Bank and The Bank of New York on February 12, 2003. The refinancing includes two term loans totaling $17 million and a revolving line of credit of up to $5 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. On February 12, 2003, the entire revolving line was available as none had been drawn at that date.


Independent Auditors' Report

To the Board of Directors and Stockholders of Trans-Lux Corporation, Norwalk, Connecticut:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2002 and 2001 financial statements of MetroLux Theatres, the Company's joint venture investment which is accounted for by use of the equity method. The Company's equity of $1,091,000 and $1,065,000 in MetroLux Theatres' net assets at December 31, 2002 and 2001, respectively, and of $801,000 and $397,000 in that company's net income for the years ended December 31, 2002 and 2001, respectively are included in the accompanying 2002 and 2001 financial statements. The 2002 and 2001 financial statements of MetroLux Theatres were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such company in the 2002 and 2001 financial statements, is based solely on the reports of such other auditors.
      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 5 of the Notes to the Consolidated Financial Statements, as of January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 19, 2003

Partners
MetroLux Theatres
Norwalk, Connecticut

                        Independent Auditor's Report

We have audited the accompanying balance sheets of MetroLux Theatres as of December 31, 2002 and 2001 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kellogg & Andelson


February 11, 2003

                              METROLUX THEATRES

                               BALANCE SHEETS

                         DECEMBER 31, 2002 AND 2001
                           (Dollars in thousands)

                                  ASSETS



                                                       2002        2001
                                                       ----        ----
CURRENT ASSETS:
   Cash                                              $  820      $  707
   Concession supplies                                    9          10
   Prepaid expenses and other current assets             17          11
   Due from partners                                      4           1
                                                      -----       -----

       Total current assets                             850         729

PROPERTY AND EQUIPMENT, net                           4,105       4,331

INTANGIBLE ASSETS, net                                   25          16
                                                      -----       -----
                                                     $4,980      $5,076
                                                      =====       =====


                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Film rentals payable                              $  176      $  211
   Accounts payable and accrued expenses                215         164
   Current portion of long-term debt                    223         207
   Deferred revenues                                     87          71
                                                      -----       -----

       Total current liabilities                        701         653

LONG-TERM DEBT, net of current portion                2,097       2,293
                                                      -----       -----

       Total liabilities                              2,798       2,946

COMMITMENTS                                               -           -

PARTNERS' EQUITY                                      2,182       2,130
                                                      -----       -----

                                                     $4,980      $5,076
                                                      =====       =====

                              METROLUX THEATRES

                             STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                            (Dollars in thousands)


                                                       2002        2001
                                                       ----        ----
OPERATING REVENUES:
   Theatre operations
      Admissions                                     $2,810      $2,434
      Concessions                                     1,219       1,045
      Other operating revenues                           87          59
                                                      -----       -----

         Total operating revenues                     4,116       3,538
                                                      -----       -----
OPERATING EXPENSES:
   Theatre operations
      Film costs and advertising                      1,544       1,379
      Cost of concessions                               239         183
      Other operating expenses                          886         868
      Administrative expenses                           141         110
                                                      -----       -----

         Total operating expenses                     2,810       2,540
                                                      -----       -----

INCOME FROM OPERATIONS                                1,306         998
                                                      -----       -----
OTHER INCOME (EXPENSE):
   Interest income                                        1           5
   Gain on sale of assets                               405          43
   Interest expense                                    (110)       (252)
                                                      -----       -----

         Net other income (expense)                     296        (204)
                                                      -----       -----

NET INCOME                                           $1,602      $  794
                                                      =====       =====


                            METROLUX THEATRES

                      STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                           (Dollars in thousands)


                                                          Trans-Lux
                                      Metro Colorado      Loveland
                                       Corporation       Corporation     Total
                                       -----------       -----------     -----

PARTNERS' EQUITY, January 1, 2001        $  816            $  816        $1,632

PARTNERSHIP DISTRIBUTIONS                  (148)             (148)         (296)

NET INCOME                                  397               397           794
                                          -----             -----         -----
PARTNERS' EQUITY, January 1, 2002         1,065             1,065         2,130


PARTNERSHIP DISTRIBUTIONS                  (775)             (775)       (1,550)

NET INCOME                                  801               801         1,602
                                          -----             -----         -----

PARTNERS' EQUITY, December 31, 2002      $1,091            $1,091        $2,182
                                          =====             =====         =====


                               METROLUX THEATRES
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (Dollars in thousands)


                                                              2002        2001
                                                              ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 1,602       $ 794
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           151         146
       Gain on sale of property and equipment                 (405)        (42)
       Write off of prepaid financing costs                      -          30
   Changes in assets and liabilities:
       Concession supplies                                       1           -
       Prepaid expenses and other current assets                (6)         (2)
       Due from partners                                        (3)       (162)
       Film rentals payable                                    (35)         76
       Accounts payable and accrued expenses                    51          (4)
       Deferred revenue                                         16           6
                                                             -----       -----
   Net cash provided by operating activities                 1,372         842
                                                             -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net proceeds from sale of property and equipment            514          45
   Acquisition of property and equipment                       (30)       (178)
   Acquisition of intangible assets                            (13)          -
                                                             -----       -----
   Net cash provided by (used in) investing activities         471        (133)
                                                             -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on note to general partner                 -        (502)
   Net proceeds from issuance of long-term debt                  -         157
   Principal payment on long-term debt                        (180)       (129)
   Partnership distributions                                (1,550)       (296)
                                                             -----       -----
   Net cash (used in) financing activities                  (1,730)       (770)
                                                             -----       -----
NET CHANGE IN CASH                                             113         (61)

CASH, beginning of year                                        707         768
                                                             -----       -----
CASH, end of year                                          $   820       $ 707
                                                             =====        ====
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                           $   110       $ 251
                                                             =====        ====

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On December 28, 2001, the Company refinanced their long-term note with a new bank. The amount refinanced was approximately $2,343 along with approximately
$16 of loan fees deducted out of net proceeds.

                               METROLUX THEATRES

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     MetroLux Theatres (the "Company") is a general partnership entered between Metro Colorado Corporation, a California corporation, and Trans-Lux Loveland Corporation, a Colorado corporation. The partnership was created for the purpose of engaging in the business of constructing, purchasing, owning and performing all functions in relation to the operation of a multi-screen movie theatre, ancillary real estate and other entertainment uses in Loveland, Colorado.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided utilizing straight-line and accelerated methods over the estimated useful lives of the assets as follows:

        Buildings and improvements                   10-39 years
        Theatre equipment                             5-10 years

     Major repairs and replacements are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

     Intangible Assets
     -----------------

     Intangible assets consist of loan fees net of accumulated amortization. Amortization is provided utilizing straight-line method over the term of the loan.

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

     Revenue Recognition
     -------------------

     The Company recognizes revenue when tickets and concession goods are sold. Revenue from gift certificates and group activity is recognized when they are redeemed.

     Concentrations of Credit Risk (Dollars in thousands)
     ----------------------------------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2002 and 2001 in excess of the FDIC limit amounted to approximately $704 and $415, respectively.

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

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.


2.   DUE FROM PARTNERS (Dollars in thousands)
     ----------------------------------------

     As of December 31, 2002 and 2001, the net advances due from the general partners were approximately $4 and $1, respectively. These advances are unsecured, non-interest bearing and are expected to be repaid within the next year.


3.   PROPERTY AND EQUIPMENT (Dollars in thousands)
     ---------------------------------------------

     Property and equipment consist of the following for the years ended
     December 31:

                                                             2002          2001
                                                             ----          ----
        Buildings                                          $4,027        $4,027
        Improvements                                           45            38
        Theatre equipment                                     197           197
        Land                                                  598           707
        Construction in progress                               23             -
                                                            -----         -----
                                                            4,890         4,969
        Less: accumulated depreciation and amortization       785           638
                                                            -----         -----
                                                           $4,105        $4,331
                                                            =====         =====

     Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was approximately $147 and $146, respectively.

                               METROLUX THEATRES

                         NOTES TO FINANCIAL STATEMENTS


4.   INTANGIBLE ASSETS (Dollars in thousands)
     ----------------------------------------

     Intangible assets consist of the following for the years ended December 31:

                                                         2002             2001
                                                         ----             ----
     Loan fees                                         $   29           $   16

     Less: accumulated amortization                         4                -
                                                        -----            -----

                                                       $   25           $   16
                                                        =====            =====

     Amortization expense related to intangible assets amounted to $4 for the year ended December 31, 2002. There was no amortization expense for the year ended December 31, 2001.



5.   LONG-TERM DEBT (Dollars in thousands)
     -------------------------------------

     Long-term debt consists of the following for the years ended December 31:

                                                         2002             2001
                                                         ----             ----
     The Company has a $2.5 million real estate
     loan with a bank.  Borrowings under the term
     loan bear interest at the bank's prime rate
     minus .30% fixed (3.95% and 4.45% at December
     31, 2002 and 2001, respectively) for one
     year.  Principal payments under the agreement
     are in equal monthly installments of
     approximately $26 of principal and interest,
     maturing January 2009 with one last payment
     of approximately $927.  The loan is
     collateralized by the assets of the Company
     and 60% of the debt is guaranteed by each of
     the partners.                                     $2,320           $2,500

     Less: current portion                                223              207
                                                        -----            -----
                                                       $2,097           $2,293
                                                        =====            =====

                               METROLUX THEATRES

                         NOTES TO FINANCIAL STATEMENTS


5.   LONG-TERM DEBT - CONTINUED (Dollars in thousands)
     -------------------------------------------------

     Maturities of long-term debt outstanding at December 31, 2002 are as follows:

           Year Ending
           December 31,
           ------------
              2003                              $   223
              2004                                  224
              2005                                  233
              2006                                  244
              2007                                  255
              Thereafter                          1,141
                                                  -----
                                                 $2,320
                                                  =====


6.   DEFERRED REVENUES (Dollars in thousands)
     ----------------------------------------

     Deferred revenues at December 31, 2002 and 2001 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively. The breakdown is as follows as of December 31:

                                              2002            2001
                                              ----            ----
          Gift certificates                 $   83          $   68
          Group activity passes                  4               3
                                             -----           -----

                                            $   87          $   71
                                             =====           =====


7.   COMMITMENTS (Dollars in thousands)
     ----------------------------------

     On November 1996, the Company entered into a month to month sublease agreement with an unrelated party for $2 a month. For both years ending December 31, 2002 and 2001, the Company recognized $18 of sublease income.

                               METROLUX THEATRES

                         NOTES TO FINANCIAL STATEMENTS



8.   PENSION PLAN (Dollars in thousands)
     -----------------------------------

     The Company has adopted a Tax Savings Plan covering substantially all of its employees. Participating employees may contribute 1% to 20% of their salary, subject to required participating percentages of 401(k) regulations.

     The Company contributes, at the discretion of management, a matching contribution of 50% of the employees' contribution up to a maximum of 8% of the employees' gross salary. Employees are vested 25% per year after completing one year of service and are fully vested after four years. Contributions made for the years ended December 31, 2002 and 2001 were $2 and $1, respectively.



9.   SALE OF ASSETS (Dollars in thousands)
     -------------------------------------

     During the years ended December 31, 2002 and 2001, the Company sold land and received proceeds of $514 and $45, respectively, and recorded a gain of approximately $405 and $43, respectively, related to the sale.



10.  RELATED PARTY TRANSACTIONS (Dollars in thousands)
     -------------------------------------------------

     During the year ended December 31, 2001, the Company paid off a note to a general partner in the amount of approximately $502. Additionally, the Company repaid advances to general partners' during the years ended December 31, 2002 and 2001 in the amount of approximately $3 and $162, respectively.



11.  SUBSEQUENT EVENT (Dollars in thousands)
     ---------------------------------------

     In January 2003, the Company made distributions to its general partners in the aggregate amount of $500.

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

  (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

       Name                      Office                                Age
------------------      ------------------------------                 ---
Michael R. Mulcahy      President and Co-Chief Executive Officer       54

Thomas Brandt           Executive Vice President and Co-Chief          39
                        Executive Officer

Matthew Brandt          Executive Vice President                       39

Al L. Miller            Executive Vice President                       57

Angela D. Toppi         Executive Vice President, Treasurer,           47
                        Secretary and Chief Financial Officer

Karl P. Hirschauer      Senior Vice President                          57

Thomas F. Mahoney       Senior Vice President                          55



      Messrs. Mulcahy, T. Brandt, M. Brandt, Miller, Hirschauer, Mahoney and Ms. Toppi have been associated in an executive capacity with the Company for more than five years.

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

                        Equity Compensation Plan Information
                        ------------------------------------

                                              Securities          Weighted         Securities
                                            to be issued           average       vailable for
December 31, 2002                          upon exercise    exercise price    future issuance
---------------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders                                 73,639             $7.22             79,500
Equity compensation plans not approved
  by stockholders                                 10,000              4.03                  -
                                           --------------------------------------------------
Total                                             83,639             $6.84             79,500
---------------------------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.


ITEM 14.  CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt, and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this annual report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls are effective.

    (b) Change in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant material deficiencies or material weaknesses.

                                 PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as part of this report:
      (1)    Financial Statements of Trans-Lux Corporation
             Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
             Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
             Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
             Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
             Notes to Consolidated Financial Statements
             Independent Auditors' Report

             Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
             Independent Auditors' Report
             Balance Sheets as of December 31, 2002 and 2001
             Statements of Income for the Years Ended December 31, 2002 and 2001 Statements of Partners' Equity for the Years Ended December 31, 2002 and 2001
             Statements of Cash Flows for the Years Ended December 31, 2002 and 2001
             Notes to Financial Statements


      (2)    Financial Statement Schedules:  None.


      (3)    Exhibits:

       3(a) Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

        (b) By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2001).

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

     10.1 Form of Indemnity Agreement -- Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

     10.2 Form of Indemnity Agreement -- Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

     10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated as of April 1, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2001). Amendment No. 2 dated as of December 31, 2002 to the Amended and Restated Pension Plan dated January 1, 2001, filed herewith.

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

         (b) 1992 Stock Option Plan (incorporated by reference to Proxy Statement dated April 3, 1992).

         (c) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

     10.5 Commercial Loan and Security Agreement dated as of February 12, 2003 among Trans-Lux Corporation, People's Bank as Agent and People's Bank and The Bank of New York (incorporated by reference to Exhibit 10(a) of Form 8-K filed February 13, 2003).

     10.6 Employment Agreement with Richard Brandt dated as of September 1, 2000 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2000).

     10.7 Consulting Agreement with Victor Liss dated as of April 1, 2002 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2001).

     10.8 Employment Agreement with Michael R. Mulcahy dated as of April 1, 2002 (incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2001).

     10.9 Employment Agreement with Thomas Brandt dated as of April 1, 2002 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2001).

     10.10 Employment Agreement with Matthew Brandt dated as of April 1, 2002 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2001).

     10.11 Employment Agreement with Al Miller dated as of April 1, 2002 (incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001).

     10.12 Employment Agreement with Thomas F. Mahoney dated as of June 1, 2002 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 2002).

     10.13 Agreement between Trans-Lux Midwest Corporation and Fairtron Corporation dated as of April 30, 1997 (incorporated by reference to Exhibit 10(a) of Form 8-K filed May 15, 1997).

     21      List of Subsidiaries, filed herewith.

     99.1 Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Michael R. Mulcahy, President and Co-Chief Executive Officer.

     99.2 Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Thomas Brandt, Executive Vice President and Co-Chief Executive Officer.

     99.3 Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Angela D. Toppi, Executive Vice President and Chief Financial Officer.


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












Dated:  March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



   /s/ Richard Brandt                                             March 27, 2003
--------------------------------------
Richard Brandt, Chairman of the Board

   /s/ Victor Liss                                                March 27, 2003
--------------------------------------
Victor Liss, Vice Chairman of the Board

   /s/ Steven Baruch                                              March 27, 2003
--------------------------------------
Steven Baruch, Director

   /s/ Matthew Brandt                                             March 27, 2003
--------------------------------------
Matthew Brandt, Executive Vice President and Director

   /s/ Thomas Brandt                                              March 27, 2003
--------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

   /s/ Howard M. Brenner                                          March 27, 2003
--------------------------------------
Howard M. Brenner, Director

   /s/ Jean Firstenberg                                           March 27, 2003
--------------------------------------
Jean Firstenberg, Director

   /s/ Robert B. Greenes                                          March 27, 2003
--------------------------------------
Robert Greenes, Director

   /s/ Gene F. Jankowski                                          March 27, 2003
--------------------------------------
Gene F. Jankowski, Director

   /s/ Howard S. Modlin                                           March 27, 2003
--------------------------------------
Howard S. Modlin, Director

   /s/ Michael R. Mulcahy                                         March 27, 2003
--------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer
and Director
                                        43