Form 10-K/A
period 2002-12-31
TRANS LUX CORP
filed 2003-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K/A

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

                           TRANS-LUX CORPORATION
                     2002 Form 10-K/A Cover Page Continued


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


                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 2003, to be filed with the Commission within 120 days of the Registrant's fiscal year end, (the "Proxy Statement") are incorporated by reference into Part III, Items 10-13 of this Form 10-K to the extent stated herein.
________________________________________________________________________________



EXPLANATORY NOTE


The Company amends this Form 10-K for the year ended December 31, 2002 to include the certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002 inadvertently omitted from the previous filing. In addition, the Company removes the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002 inadvertently filed as exhibits and includes such certifications as part of the Form 10-K document.

The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement misleading.

                              TRANS-LUX CORPORATION
                         2002 Form 10-K/A Annual Report

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











Dated:  May 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



   /s/ Richard Brandt                                             May 15, 2003
--------------------------------------
Richard Brandt, Chairman of the Board

   /s/ Victor Liss                                                May 15, 2003
--------------------------------------
Victor Liss, Vice Chairman of the Board


--------------------------------------
Steven Baruch, Director

   /s/ Matthew Brandt                                             May 15, 2003
--------------------------------------
Matthew Brandt, Executive Vice President and Director

   /s/ Thomas Brandt                                              May 15, 2003
--------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director


--------------------------------------
Howard M. Brenner, Director


--------------------------------------
Jean Firstenberg, Director


--------------------------------------
Robert Greenes, Director


--------------------------------------
Gene F. Jankowski, Director

   /s/ Howard S. Modlin                                           May 15, 2003
--------------------------------------
Howard S. Modlin, Director

   /s/ Michael R. Mulcahy                                         May 15, 2003
--------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer
and Director
                                        43

                              CERTIFICATION


I, Michael R. Mulcahy, certify that:

1. I have reviewed this annual report on Form 10-K/A of Trans-Lux Corporation, the "registrant".

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Michael R. Mulcahy
                                       ----------------------------------------
Date: May 15, 2003                     President and Co-Chief Executive Officer
                                       Michael R. Mulcahy

                            CERTIFICATION


I, Thomas Brandt, certify that:

1. I have reviewed this annual report on Form 10-K/A of Trans-Lux Corporation, the "registrant".

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/ Thomas Brandt
                                 ------------------------------------------
Date: May 15, 2003               Executive Vice President and Co-Chief Executive
                                 Officer
                                 Thomas Brandt

                            CERTIFICATION


I, Angela D. Toppi, certify that:

1. I have reviewed this annual report on Form 10-K/A of Trans-Lux Corporation, the "registrant".

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ Angela D. Toppi
                                    -------------------------------------------
Date: May 15, 2003                  Executive Vice President and Chief Financial
                                    Officer
                                    Angela D. Toppi