Form 10-Q
period 2003-03-31
TRANS LUX CORP
filed 2003-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003
                                                --------------

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

                                 (203) 853-4321
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No  X
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                              Class                      Shares Outstanding
-------                 ------------------------------        ------------------
5/14/03                 Common Stock - $1.00 Par Value             973,243
5/14/03                 Class B Stock - $1.00 Par Value            287,505
                        (Immediately convertible into a like
                        number of shares of Common Stock.)

                    TRANS-LUX CORPORATION AND SUBSIDIARIES


                               Table of Contents


                                                                        Page No.
                                                                        --------
Part I - Financial Information

    Item 1. Consolidated Balance Sheets - March 31, 2003
            and December 31, 2002 (unaudited)                               1

            Consolidated Statements of Operations - Three Months
            Ended March 31, 2003 and 2002 (unaudited)                       2

            Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 2003 and 2002 (unaudited)                       3

            Notes to Consolidated Financial Statements (unaudited)          4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     10

    Item 4. Controls and Procedures                                        11


Part II - Other Information

    Item 6. Exhibits and Reports on Form 8-K                               11

Signatures                                                                 12

Certifications                                                             13

                          Part I - Financial Information
                          ------------------------------

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                                                          March 31       December 31
In thousands, except share data                                               2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 10,609          $  8,270
   Available-for-sale securities                                               557               522
   Receivables, less allowance of $1,148 in 2003 and $1,009 in 2002          6,888             7,617
   Unbilled receivables                                                      1,245               966
   Inventories                                                               6,487             7,440
   Prepaids and other                                                        1,196               745
                                                                           -------           -------
      Total current assets                                                  26,982            25,560
                                                                           -------           -------
Rental equipment                                                            89,396            88,374
   Less accumulated depreciation                                            45,365            43,423
                                                                           -------           -------
                                                                            44,031            44,951
                                                                           -------           -------
Property, plant and equipment                                               41,413            47,427
   Less accumulated depreciation and amortization                           10,987            12,170
                                                                           -------           -------
                                                                            30,426            35,257
                                                                           -------           -------
Goodwill                                                                     1,035             1,264
Other assets                                                                 3,551             3,942
                                                                           -------           -------
TOTAL ASSETS                                                              $106,025          $110,974
                                                                           =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  2,016          $  2,754
   Accrued liabilities                                                       7,987             7,189
   Current portion of long-term debt                                         2,974             3,763
                                                                           -------           -------
      Total current liabilities                                             12,977            13,706
                                                                           -------           -------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                           30,177            30,177
   9 1/2% subordinated debentures due 2012                                   1,057             1,057
   Notes payable                                                            31,135            35,975
                                                                           -------           -------
                                                                            62,369            67,209
Deferred revenue, deposits and other                                         2,768             2,942
Deferred income taxes                                                        4,597             4,092
                                                                           -------           -------
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
      2,452,900 shares issued in 2003 and 2002                               2,453             2,453
   Class B - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2003 and 2002                                   287               287
   Additional paid-in-capital                                               13,901            13,901
   Retained earnings                                                        19,834            19,612
   Accumulated other comprehensive loss                                     (1,324)           (1,391)
                                                                           -------           -------
                                                                            35,151            34,862
   Less treasury stock - at cost - 1,479,688 shares in 2003 and 2002
      (excludes additional 287,505 shares held in 2003 and 2002
      for conversion of Class B stock)                                      11,837            11,837
                                                                           -------           -------
      Total stockholders' equity                                            23,314            23,025
                                                                           -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $106,025          $110,974
                                                                           =======           =======
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        TRANS-LUX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           ------------------
In thousands, except per share data                                         2003         2002
---------------------------------------------------------------------------------------------

Revenues:
   Equipment rentals and maintenance                                     $ 5,019      $ 5,629
   Equipment sales                                                         7,364        8,119
   Theatre receipts and other                                              3,107        3,414
                                                                          ------       ------
      Total revenues                                                      15,490       17,162
                                                                          ------       ------

Operating expenses:
   Cost of equipment rentals and maintenance                               3,558        3,353
   Cost of equipment sales                                                 5,731        5,947
   Cost of theatre receipts and other                                      2,320        2,528
                                                                          ------       ------
      Total operating expenses                                            11,609       11,828
                                                                          ------       ------

Gross profit from operations                                               3,881        5,334
General and administrative expenses                                        4,038        4,268
Interest income                                                               47           23
Interest expense                                                          (1,002)      (1,172)
Gain on sale of assets                                                     1,578            -
Other income                                                                   -           15
                                                                          ------       ------
Income (loss) before income taxes and income from joint venture              466          (68)

Provision for income taxes                                                   297           38

Income from joint venture                                                     98          152
                                                                          ------       ------

Net income                                                               $   267      $    46
                                                                          ======       ======

Earnings per share - basic and diluted                                   $  0.21      $  0.04

Average common shares outstanding - basic and diluted                      1,261        1,261

Cash dividends per share:
   Common stock                                                          $ 0.035      $ 0.035
   Class B stock                                                         $0.0315      $0.0315
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                      -----------------
In thousands                                                          2003         2002
---------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                         $   267       $   46
Adjustment to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                     2,961        2,547
   Income from joint venture                                           (98)        (152)
   Deferred income taxes                                               491           37
   Gain on sale of assets                                           (1,578)           -
   Changes in operating assets and liabilities:
      Receivables                                                      (78)        (605)
      Inventories                                                      160         (255)
      Prepaids and other assets                                       (530)         335
      Accounts payable and accruals                                   (211)        (789)
      Deferred revenue, deposits and other                            (174)          59
                                                                     -----        -----
         Net cash provided by operating activities                   1,210        1,223
                                                                     -----        -----

Cash flows from investing activities
Equipment manufactured for rental                                   (1,022)      (1,559)
Purchases of property, plant and equipment                            (437)        (157)
Proceeds from joint venture                                            350            -
Proceeds from sale of assets                                         3,757            -
                                                                     -----        -----
         Net cash provided by (used in) investing activities         2,648       (1,716)
                                                                     -----        -----

Cash flows from financing activities
Repayment of long-term debt                                        (18,474)      (1,533)
Proceeds from long-term debt                                        17,000            -
Cash dividends                                                         (45)         (44)
                                                                     -----        -----
         Net cash used in financing activities                      (1,519)      (1,577)
                                                                     -----        -----

Net increase (decrease) in cash and cash equivalents                 2,339       (2,070)
Cash and cash equivalents at beginning of year                       8,270        5,699
                                                                     -----        -----

Cash and cash equivalents at end of period                         $10,609       $3,629
                                                                    ======        =====
---------------------------------------------------------------------------------------
Interest paid                                                      $   422       $  526
Interest received                                                       52           34
Income taxes paid (refunded)                                          (119)         229
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2003
                                 (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of potential impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss. The Company performed the annual impairment tests for goodwill as of October 1, 2002 and had determined that goodwill was not impaired as of that date. All other intangible assets continue to be amortized over their useful lives and are evaluated when indicators of impairment exist. During the three months ended March 31, 2003, the Company wrote off $229,000 of goodwill relating to the sale of assets (see
Note 4). In addition, during the three months ended March 31, 2003, the Company paid $250,000 (the first of two installments) toward a $450,000 restrictive covenant agreement in Dillon Colorado, where the Company operates a six-plex theatre in the same community. The Company made the second installment of $200,000 during April 2003.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the initial measurement of a liability be at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial statements and results of operations.

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

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued at fair market value, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), that amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Company adopted the disclosure provisions of SFAS 148 at December 31, 2002. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   March 31        March 31
In thousands, except per share data                    2003            2002
---------------------------------------------------------------------------
Net income, as reported                               $ 267           $  46
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                      10               3
                                                        ---              --
Pro forma net income                                  $ 257           $  43
                                                        ---              --
Earnings per share
  Basic and diluted, as reported                      $0.21           $0.04
                                                       ----            ----
  Basic and diluted, pro forma                        $0.20           $0.03
                                                       ----            ----

Note 2 - Inventories

Inventories consist of the following:

                                      March 31      December 31
In thousands                              2003             2002
---------------------------------------------------------------
Raw materials and spare parts           $4,434           $4,663
Work-in-progress                         1,507            1,384
Finished goods                             546            1,393
                                         -----            -----
                                        $6,487           $7,440
                                         =====            =====

Note 3 - Long-Term Debt

During the three months ended March 31, 2003, long-term debt, including the current portion, decreased $5.6 million, primarily as a result of assumption of $4.2 million in Industrial Revenue Bonds by the purchaser of the Company's custom sports business in Logan, Utah, (see Note 4), and other scheduled payments of long-term debt. On February 12, 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (4.25% at March 31, 2003) and maturing September 30, 2005. At March 31, 2003, the entire revolving credit facility was available as none had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of .30%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of
1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to
1.0 and maintaining a tangible net worth of not less than $19.5 million. At March 31, 2003, the Company was in compliance with such financial covenants.

Note 4 - Sale of Assets

On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $745,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was offset against the gain. As part of the asset purchase agreement, the Company provided standard representations and warranties with respect to the assets sold and guaranteed indemnification of up to $400,000, provided notification of the claim is made by the purchaser prior to December 30, 2003, and the Company would re-acquire any sold accounts receivable greater than 90 days old. The Company believes it will not incur any liability with respect to the guarantee, and accordingly does not believe the fair value of the guarantee is significant. As of May 13, 2003, the purchaser has not notified the Company of any claims relating to such guarantee.

Note 5 - Reporting Comprehensive Income (Loss)

The components of other comprehensive income (loss) are foreign currency translation adjustments relating to the foreign subsidiaries, unrealized holding gains or losses on the available-for-sale securities, and a minimum pension liability adjustment relating to the defined benefit pension plan. Total comprehensive income was $334,000 and $40,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 2003 and 2002 is as follows:

In thousands                                          2003            2002
--------------------------------------------------------------------------
Revenues:
   Indoor display                                  $ 5,106         $ 5,687
   Outdoor display                                   7,277           8,061
   Entertainment/real estate                         3,107           3,414
                                                    ------          ------
Total revenues                                     $15,490         $17,162
                                                    ------          ------
Operating income (loss):
   Indoor display                                  $   988         $ 1,411
   Outdoor display                                    (521)            183
   Entertainment/real estate                           675             834
                                                    ------          ------
Total operating income                             $ 1,142         $ 2,428
Other income                                         1,578              15
Corporate general and administrative expenses       (1,201)         (1,210)
Interest expense-net                                  (955)         (1,149)
Income tax provision                                  (297)            (38)
                                                    ------          ------
Net income                                         $   267         $    46
                                                    ======          ======

Note 7 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.

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

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the quarter), catalog sports, retail and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total revenues for the three months ended March 31, 2003 decreased 9.7% to $15.5 million from $17.2 million for the three months ended March 31, 2002. Indoor display revenues decreased $581,000 or 10.2%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $508,000 or 13.2%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market, and indoor display equipment sales decreased $73,000 or 4.0%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic downturn.

Outdoor display revenues decreased $784,000 or 9.7%. Of this decrease, outdoor display equipment sales decreased $683,000 or 10.9%, primarily in the custom outdoor sports business, which was sold during the quarter (see Note 4).
Outdoor display equipment rentals and maintenance revenues decreased $101,000 or 5.6%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues decreased $307,000 or 9.0%. This decrease is primarily from a decrease in overall admissions and concessions, mainly related to fewer high grossing films. The Company closed its older non-profitable Lake Dillon theatre at the end of January 2003 for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in installments during January and April 2003.

Total operating income for the three months ended March 31, 2003 decreased 52.9% to $1.1 million from $2.4 million for the three months ended March 31, 2002. Indoor display operating income decreased $423,000 or 30.0%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 57.2% of related revenues in 2003 compared to 50.0% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and recently consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, the Company is evaluating its strategic objectives for its field service offices. Indoor display cost of equipment sales decreased $22,000 or 2.3%, primarily due to the decrease in volume. Indoor display cost of equipment rentals and maintenance increased $100,000 or 5.3%, largely due to an increase in depreciation expense. Indoor display general and administrative expenses decreased $235,000 or 16.4% due to continued reduction of certain overhead costs such as sales and marketing expenses.

Outdoor display operating income decreased $704,000, primarily as a result of the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing not in relation to the reduction of the revenues from outdoor equipment rentals and maintenance. The cost of outdoor displays represented 87.5% of related revenues in 2003 compared to 80.1% in 2002. Outdoor display cost of equipment sales decreased $194,000 or 3.9%, principally due to the decrease in volume, offset by increased costs associated with the sale of the custom sports business (see Note 4). Outdoor display cost of equipment rentals and maintenance increased $105,000 or 7.2%, primarily due to an increase in field service costs. Outdoor display general and administrative expenses remained level. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $159,000 or 19.0%, primarily due to the decrease in revenues. The cost of entertainment/real estate represented 74.7% of related revenues in 2003 compared to 74.0% in 2002. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $208,000 or 8.2%, due to the decrease in overall admissions. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $9,000 or 0.7%, principally due to a positive impact of the effect of foreign currency rates of $344,000 in 2003 compared to $160,000 in 2002, continued reduction of certain overhead costs, offset by an increase in medical costs, general insurance costs and pension expense.

Net interest expense decreased $194,000, which is primarily attributable to the decrease in variable interest rates in 2003 vs. 2002 and a decrease in long-term debt due to scheduled payments. The Company uses its revolving credit facility to meet its short-term working capital requirements, which at March 31, 2003 was fully available. The gain on sale of assets relates to the sale of the custom sports business (see Note 4). The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres in Loveland, Colorado.

The effective tax rate for the three months ended March 31, 2003 was 52.7% and 45.0% in 2002. The increase in the rate for 2003 is primarily from the gain on the sale of the custom sports business and non deductibility of goodwill written off in connection with the sale (see Note 4).

Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2003 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 17, 2003 payable to stockholders of record as of April 10, 2003 and was paid April 23, 2003.

On February 12, 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At March 31, 2003, $17.0 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The Credit Agreement contains certain financial covenants which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million. At March 31, 2003 the Company was in compliance with such financial covenants.

Payments of long-term debt due, including the $17.0 million term loans and the 7.5% convertible subordinated notes that mature December 1, 2006, and the future minimum lease payments due under operating leases for the remainder of 2003 and the next four years are as follows:

                 Remainder of
In thousands             2003     2004     2005       2006     2007
------------             ----     ----     ----       ----     ----
Long-term debt         $2,229   $2,982   $14,781   $31,307   $1,135
Operating leases          387      449       424       295      118
                        -----    -----    ------    ------    -----
Total                  $2,616   $3,431   $15,205   $31,602   $1,253
                        =====    =====    ======    ======    =====

Cash and cash equivalents increased $2.3 million for the three months ended March 31, 2003 compared to a decrease of $2.1 million in 2002. The increase in 2003 is primarily attributable to cash received on the sale of the custom sports business, offset by investment in rental equipment and a repayment of long-term debt. The decrease in 2002 was primarily attributable to cash utilized for investment in rental equipment and a repayment of long-term debt.

The Company reduced its long-term debt, including the current portion, during the three months ended March 31, 2003 by $5.6 million, principally from the assumption of $4.2 million of Industrial Revenue Bonds by the purchaser of the custom sports business and scheduled payments of long-term debt.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2003, the Company was not involved in any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $323,000. A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $364,000. The fair value is based on dealer quotes, considering current exchange rates.

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.
The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Michael R. Mulcahy, the Company's President and Co-Chief Executive Officer, Thomas Brandt, the Company's Executive Vice President and Co-Chief Executive Officer, and Angela D. Toppi, the Company's Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective.

(b)   Changes in internal controls.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation, and there were no significant deficiencies or material weaknesses requiring corrective action.


                         Part II - Other Information
                         ---------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               10(a) First Amendment to Commercial Loan and Security Agreement
                     and Waiver Agreement dated May 13, 2003 among Trans-Lux Corporation, People's Bank as Agent and People's Bank and The Bank of New York.


               99.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Thomas Brandt, Executive Vice President and Co-Chief Executive Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

               Form 8-K dated February 13, 2003, pertaining to the completion of the Company's senior debt refinancing with People's Bank and The Bank of New York.

               Form 8-K dated March 27, 2003, press release pertaining to the financial performance for the fourth quarter of 2002 and annual results.

               Form 8-K dated March 28, 2003, pertaining to the sale of the custom sports business to Barco, Inc. for cash and assumption of debt.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TRANS-LUX CORPORATION
                                          (Registrant)

Date: May 15, 2003



                                     by  /s/  Angela D. Toppi
                                       ----------------------
                                       Angela D. Toppi
                                       Executive Vice President and
                                       Chief Financial Officer

                              CERTIFICATIONS

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies or material weaknesses requiring corrective action.




                                        /s/ Michael R. Mulcahy
                                        ----------------------------------------
Date: May 15, 2003                      President and Co-Chief Executive Officer
                                        Michael R. Mulcahy

                              CERTIFICATIONS

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies or material weaknesses requiring corrective action.




                                        /s/ Thomas Brandt
                                        -----------------------------------
Date: May 15, 2003                      Executive Vice President and
                                        Co-Chief Executive Officer
                                        Thomas Brandt

                              CERTIFICATIONS

I, Angela D. Toppi certify, that:

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, and there were no significant deficiencies or material weaknesses requiring corrective action.




                                        /s/ Angela D. Toppi
                                        -----------------------------------
Date:  May 15, 2003                     Executive Vice President and
                                        Chief Financial Officer
                                        Angela D. Toppi