Form 10-Q
period 2003-06-30
TRANS LUX CORP
filed 2003-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2003
                                                    -------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No X
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                              Class                     Shares Outstanding
--------                -------------------------------       ------------------

8/13/03                 Common Stock - $1.00 Par Value             973,243
8/13/03                 Class B Stock - $1.00 Par Value            287,505
                        (Immediately convertible into a like
                        number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                               Table of Contents


                                                                        Page No.
                                                                        --------
Part I - Financial Information

         Item 1.  Consolidated Balance Sheets - June 30, 2003
                  and December 31, 2002 (unaudited)                         1

                  Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2003
                  and 2002 (unaudited)                                      2

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2003 and 2002 (unaudited)       3

                  Notes to Consolidated Financial Statements (unaudited)    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                     12

         Item 4.  Controls and Procedures                                  12


Part II - Other Information

          Item 4.  Submission of Matters to a Vote of Stockholders         13

          Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                                 15

Exhibits

                                    Part I - Financial Information

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)
                                                                          June 30          December 31
In thousands, except share data                                             2003              2002
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 12,027             $  8,270
   Available-for-sale securities                                              575                  522
   Receivables, less allowance of $1,539 in 2003 and $1,009 in 2002         5,759                7,617
   Unbilled receivables                                                     1,098                  966
   Inventories                                                              6,107                7,440
   Prepaids and other                                                         875                  745
                                                                         ---------            ---------
      Total current assets                                                 26,441               25,560
                                                                         ---------            ---------
Rental equipment                                                           90,480               88,374
  Less accumulated depreciation                                            47,330               43,423
                                                                         ---------            ---------
                                                                           43,150               44,951
                                                                         ---------            ---------
Property, plant and equipment                                              41,315               47,427
   Less accumulated depreciation and amortization                          11,390               12,170
                                                                         ---------            ---------
                                                                           29,925               35,257
                                                                         ---------            ---------
Goodwill                                                                    1,035                1,264
Other assets                                                                3,868                3,942
                                                                         ---------            ---------
TOTAL ASSETS                                                             $104,419             $110,974
                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  1,407             $  2,754
   Accrued liabilities                                                      6,663                7,189
   Current portion of long-term debt                                        2,979                3,763
                                                                         ---------            ---------
   Total current liabilities                                               11,049               13,706
                                                                         ---------            ---------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                          30,177               30,177
   9 1/2% subordinated debentures due 2012                                  1,057                1,057
   Notes payable                                                           30,413               35,975
                                                                         ---------            ---------
                                                                           61,647               67,209
Deferred revenue, deposits and other                                        2,479                2,942
Deferred income taxes                                                       5,228                4,092
                                                                         ---------            ---------
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized
     2,452,900 shares issued in 2003 and 2002                               2,453                2,453
   Class B  - $1 par value - 1,000,000 shares authorized
     287,505 shares issued in 2003 and 2002                                   287                  287
   Additional paid-in-capital                                              13,901               13,901
   Retained earnings                                                       20,359               19,612
   Accumulated other comprehensive loss                                    (1,147)              (1,391)
                                                                         ---------            ---------
                                                                           35,853               34,862
   Less treasury stock - at cost - 1,479,688 shares in 2003 and 2002
     (excludes additional 287,505 shares held in 2003 and 2002
     for conversion of Class B stock)                                      11,837               11,837
                                                                         ---------            ---------
     Total stockholders' equity                                            24,016               23,025
                                                                         ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $104,419             $110,974
                                                                         =========            =========
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30                  JUNE 30
                                                      ---------------------      --------------------


In thousands, except per share data                        2003        2002        2003        2002
---------------------------------------------------------------------------      --------------------
Revenues:
  Equipment rentals and maintenance                     $ 4,498     $ 5,153      $ 9,517     $10,782
  Equipment sales                                         5,940       9,894       13,304      18,013
  Theatre receipts and other                              3,435       3,939        6,542       7,353
                                                        --------    --------     --------    --------
     Total revenues                                      13,873      18,986       29,363      36,148
                                                        --------    --------     --------    --------

Operating expenses:
  Cost of equipment rentals and maintenance               3,560       3,405        7,118       6,758
  Cost of equipment sales                                 4,181       7,432        9,912      13,379
  Cost of theatre receipts and other                      2,663       2,957        4,983       5,485
                                                        --------    --------     --------    --------
    Total operating expenses                             10,404      13,794       22,013      25,622
                                                        --------    --------     --------    --------

Gross profit from operations                              3,469       5,192        7,350      10,526
General and administrative expenses                       4,016       4,243        8,054       8,511
Interest income                                              21          95           68         118
Interest expense                                           (997)     (1,133)      (1,999)     (2,305)
Gain on sale of assets                                    2,629           -        4,207           -
Other income (expense)                                     (129)         43         (129)         58
                                                        --------    --------     --------    --------
Income (loss) before income taxes and income                977         (46)       1,443        (114)
  from joint venture
Provision for income taxes                                  572          53          869          91

Income from joint venture                                   163         164          261         316
                                                        --------    --------     --------    --------

Net income                                              $   568     $    65      $   835     $   111
                                                        ========    ========     ========    ========


Earnings per share
  Basic                                                   $0.45       $0.05        $0.66       $0.09
  Diluted                                                 $0.26       $0.05        $0.42       $0.09

Average common shares outstanding
  Basic                                                   1,261       1,261        1,261       1,261
  Diluted                                                 3,418       1,261        3,418       1,261

Cash dividends per share:
  Common stock                                          $0.035      $0.035       $0.070      $0.070
  Class B stock                                         $0.0315     $0.0315      $0.0630     $0.0630

-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                           ----------------------------
In thousands                                                                    2003            2002
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                    $   835          $   111
Adjustment to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                 5,081            5,073
  Income from joint venture                                                      (261)            (316)
  Deferred income taxes                                                         1,063              993
  Gain on sale of assets                                                       (4,207)               -
  Write down of available-for-sale securities                                     129                -
  Changes in operating assets and liabilities:
    Receivables                                                                 1,264             (598)
    Inventories                                                                   540             (275)
    Prepaids and other assets                                                    (580)            (114)
    Accounts payable and accruals                                              (2,115)          (1,829)
    Deferred revenue, deposits and other                                         (463)            (379)
                                                                              --------         --------
       Net cash provided by operating activities                                1,286            2,666
                                                                              --------         --------

Cash flows from investing activities
Equipment manufactured for rental                                              (2,106)          (2,276)
Purchases of property, plant and equipment                                       (150)            (343)
Proceeds from joint venture                                                       450              436
Proceeds from sale of assets                                                    6,556                -
                                                                              --------         --------
        Net cash provided by (used in) investing activities                     4,750           (2,183)
                                                                              --------         --------

Cash flows from financing activities
Payments of long-term debt                                                    (19,191)          (1,580)
Proceeds from long-term debt                                                   17,000            2,100
Cash dividends                                                                    (88)             (88)
                                                                              --------         --------
        Net cash provided by (used in) financing activities                    (2,279)             432
                                                                              --------         --------

Net increase in cash and cash equivalents                                       3,757              915
Cash and cash equivalents at beginning of year                                  8,270            5,699
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $12,027          $ 6,614
                                                                              ========         ========
-------------------------------------------------------------------------------------------------------
Interest paid                                                                 $ 1,861          $ 2,190
Interest received                                                                  87              116
Income taxes refunded                                                            (119)            (724)
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of potential impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss. The Company performed the annual impairment tests for goodwill as of October 1, 2002 and had determined that goodwill was not impaired as of that date. All other intangible assets continue to be amortized over their useful lives and are evaluated when indicators of impairment exist. During the six months ended June 30, 2003, the Company wrote off $229,000 of goodwill relating to the sale of assets (see Note
4). In addition, during the six months ended June 30, 2003, the Company paid $450,000 for a 15-year non-compete agreement in Dillon, Colorado, where the Company operates a six-plex theatre in the same community.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued at fair market value, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), that amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The following table illustrates the effect on net income and earnings per share for the three and six month periods ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                Three months ended June 30     Six months ended June 30
In thousands, except per share data                 2003             2002         2003             2002
-------------------------------------------------------------------------------------------------------
Net income, as reported                            $ 568            $  65        $ 835            $ 111
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of tax                     2               13           12               16
                                                   -----            -----        -----            -----
Pro forma net income                               $ 566            $  52        $ 823            $  95
                                                   -----            -----        -----            -----
Earnings per share:
As reported
 Basic                                             $0.45            $0.05        $0.66            $0.09
                                                   -----            -----        -----            -----
 Diluted                                           $0.26            $0.05        $0.42            $0.09
                                                   -----            -----        -----            -----
Pro forma
 Basic                                             $0.45            $0.04        $0.65            $0.08
                                                   -----            -----        -----            -----
 Diluted                                           $0.26            $0.04        $0.42            $0.08
                                                   -----            -----        -----            -----


Note 2 - Inventories

Inventories consist of the following:

                                June 30       December 31
In thousands                       2003              2002
---------------------------------------------------------
Raw materials and spare parts    $4,212            $4,663
Work-in-progress                  1,316             1,384
Finished goods                      579             1,393
                                 ------            ------
                                 $6,107            $7,440
                                 ======            ======


Note 3 - Long-Term Debt

For the six months ended June 30, 2003, long-term debt, including current portion, decreased $6.3 million. The decrease primarily results from the assumption of $4.2 million in Industrial Revenue Bonds by the purchaser of the Company's custom sports business in Logan, Utah (see Note 4), and other regular scheduled payments of long-term debt. During the first quarter of 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.79% at June 30, 2003) and maturing September 30, 2005. At June 30, 2003, the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of .30%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million. At June 30, 2003, the Company was in compliance with such financial covenants.

Note 4 - Sale of Assets

On June 30, 2003, the Company sold a parcel of vacant land adjacent to its corporate headquarters in Norwalk, Connecticut for a cash price of $3.0 million. The Company recorded a gain of approximately $1.3 million, net of tax, on the sale. On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $745,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was offset against the gain. As part of the asset purchase agreement, the Company provided standard representations and warranties with respect to the assets sold and guaranteed indemnification of up to $400,000, provided notification of the claim is made by the purchaser prior to December 30, 2003, and the Company would reacquire any sold accounts receivable greater than 90 days old. As of June 30, 2003, the Company reacquired $0.1 million of sold accounts receivable greater than 90 days old. The Company believes it will not incur any liability with respect to the guarantee, and accordingly does not believe the fair value of the guarantee is significant. As of August 13, 2003, the purchaser has not notified the Company of any claims relating to such guarantee.


Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                         Three months ended June 30      Six months ended June 30
In thousands                                              2003               2002        2003              2002
-----------------------------------------------------------------------------------------------------------------
Net income                                                $568               $ 65       $  835            $111
Unrealized foreign currency translation gain (loss)         89                 13          134             (19)
Unrealized holding gain (loss) on securities, net of tax    11                (10)          32             (12)
Reclassification adjustment on securities, net of tax       78                  -           78               -
Unrealized derivative gain, net of tax                       -                 26            -              54
                                                          ----               ----       ------            ----
Comprehensive income                                      $746               $ 94       $1,079            $134
                                                          ----               ----       ------            ----


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


Information about the Company's operations in its three business segments for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                  Three months ended June 30             Six months ended June 30
In thousands                                       2003                 2002            2003                 2002
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                $ 5,102              $ 6,028         $10,208              $11,715
  Outdoor display (1)                             5,336                9,019          12,613               17,080
  Entertainment/real estate                       3,435                3,939           6,542                7,353
                                                -------              -------         -------              -------
Total revenues                                  $13,873              $18,986         $29,363              $36,148
                                                -------              -------         -------              -------
Operating income (loss):
  Indoor display                                $   458              $ 1,242         $ 1,446              $ 2,653
  Outdoor display (1)                              (251)                  23            (772)                 206
  Entertainment/real estate                         748                  955           1,423                1,789
                                                -------              -------         -------              -------
Total operating income                          $   955              $ 2,220         $ 2,097              $ 4,648
Other income                                      2,500                   43           4,078                   58
Corporate general and administrative expenses    (1,339)              (1,107)         (2,540)              (2,317)
Interest expense-net                               (976)              (1,038)         (1,931)              (2,187)
Income tax provision                               (572)                 (53)           (869)                 (91)
                                                -------              -------         -------              -------
Net income                                      $   568              $    65         $   835              $   111
                                                =======              =======         =======              =======

(1) Decrease is primarily related to the sale of the custom sports business, see Note 4.

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

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the first quarter of 2003), catalog sports, retail and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States, a national film booking service and income-producing real estate properties.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenues for the six months ended June 30, 2003 decreased 18.8% to $29.4 million from $36.1 million for the six months ended June 30, 2002. Indoor display revenues decreased $1.5 million or 12.9%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.1 million or 14.9%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market, and indoor display equipment sales decreased $405,000 or 9.4%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic slowdown.

Outdoor display revenues decreased $4.5 million or 26.2%. Of this decrease, outdoor display equipment sales decreased $4.3 million or 31.5%, primarily in the custom outdoor sports business, which decrease resulted mainly from the sale of the custom sports business during the first quarter of 2003 (see Note 4). Outdoor display equipment rentals and maintenance revenues decreased $163,000 or 4.8%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues decreased $811,000 or 11.0%. This decrease is primarily from a decrease in overall admissions and concessions, mainly related to fewer high grossing films. The Company closed its older non-profitable Lake Dillon theatre at the end of January 2003 for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in installments during January and April 2003.

Total operating income for the six months ended June 30, 2003 decreased 54.9% to $2.1 million from $4.6 million for the six months ended June 30, 2002. Indoor display operating income decreased $1.2 million or 45.5%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 58.5% of related revenues in 2003 compared to 52.7% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to higher depreciation expense and the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and recently consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $19,000. Indoor display cost of equipment sales decreased $369,000 or 15.5%, primarily due to the decrease in volume. Indoor display cost of equipment rentals and maintenance increased $164,000 or 4.3%, largely due to an increase in depreciation expense. Indoor display general and administrative expenses decreased $95,000 or 3.3% due to continued reduction of certain overhead costs such as sales salaries and travel expenses.

Outdoor display operating income decreased $978,000 to a loss of $772,000, as a result of a decrease in outdoor display equipment sales primarily in the custom outdoor sports business, which was sold during the first quarter of 2003 (see
Note 4), the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing despite the reduction in revenues from outdoor equipment rentals and maintenance. The Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $47,000. The cost of outdoor displays represented 87.7% of related revenues in 2003 compared to 81.7% in 2002. Outdoor display cost of equipment sales decreased $3.1 million or 28.2%, principally due to the decrease in volume, offset by increased costs associated with the sale of the custom sports business in March 2003 (see Note 4). Outdoor display cost of equipment rentals and maintenance increased $196,000 or 6.6%, primarily due to an increase in field service costs. Outdoor display general and administrative expenses decreased $587,000 or 20.2%, primarily due to sale of the custom sports business during the first quarter of 2003 (see Note 4). Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $366,000 or 20.5%, primarily due to the decrease in revenues. The cost of entertainment/real estate represented 76.2% of related revenues in 2003 compared to 74.6% in 2002. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $502,000 or 9.2%, due to the decrease in overall admissions. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses increased $223,000 or 9.6%, principally resulting from a charge for lay-offs and early retirement incentives of approximately $46,000, increases in certain overhead costs due to pension, medical and insurance costs and benefits, offset by a $768,000 positive impact of the effect of foreign currency rates in 2003 compared to a $400,000 positive impact in 2002.

Net interest expense decreased $256,000, which is primarily attributable to the decrease in variable interest rates in 2003 vs. 2002 and a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business and regular scheduled payments of long-term debt. The gain on sale of assets relates to the sale of vacant land and the custom sports business (see Note 4). The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the six months ended June 30, 2003 and 2002 was 51.0% and 45.0%, respectively. The change in rate is due principally to the non-deductibility of the $229,000 goodwill write-off as a result of the sale of the custom sports business.


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total revenues for the three months ended June 30, 2003 decreased 26.9% to $13.9 million from $19.0 million for the three months ended June 30, 2002. Indoor display revenues decreased $926,000 or 15.4%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $594,000 or 16.8%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market, and indoor display equipment sales decreased $332,000 or 13.4%, also primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic slowdown.

Outdoor display revenues decreased $3.7 million or 40.8%. Of this decrease, outdoor display equipment sales decreased $3.6 million or 48.9%, primarily in the custom outdoor sports business, which decrease resulted mainly from the sale of the custom sports business during the first quarter of 2003 (see Note 4). Outdoor display equipment rentals and maintenance revenues decreased $62,000 or 3.9%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues decreased $504,000 or 12.7%. This decrease is primarily from a decrease in overall admissions and concessions, mainly related to fewer high grossing films. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in installments during January and April 2003.

Total operating income for the three months ended June 30, 2003 decreased 57.0% to $1.0 million from $2.2 million for the three months ended June 30, 2002. Indoor display operating income decreased $784,000 or 63.1%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 59.8% of related revenues in 2003 compared to 55.3% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and recently consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $19,000. Indoor display cost of equipment sales decreased $283,000 or 8.5%, primarily due to the change in volume mix. Indoor display cost of equipment rentals and maintenance increased $64,000 or 3.4%, largely due to increased depreciation expense. Indoor display general and administrative expenses increased $140,000 or 9.6%, primarily due to lay-offs and early retirement incentives.

Outdoor display operating income decreased $274,000 to a loss of $251,000, as a result of a decrease in outdoor display equipment sales primarily in the custom outdoor sports business, which was sold during the first quarter of 2003 (see
Note 4), the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing despite the reduction in revenues from outdoor equipment rentals and maintenance. The Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $47,000. The cost of outdoor displays represented 87.9% of related revenues in 2003 compared to 83.2% in 2002. Outdoor display cost of equipment sales decreased $2.9 million or 48.4%, principally due to the decrease in volume from the sale of the custom outdoor sports business, during the first quarter of 2003 (see
Note 4).

Outdoor display cost of equipment rentals and maintenance increased $91,000 or 6.0%, primarily due to field service costs. Outdoor display general and administrative expenses decreased $595,000, primarily due to the sale of the custom outdoor sports business during the first quarter of 2003.

Entertainment/real estate operating income decreased $207,000 or 21.7%, primarily due to the decrease in revenues. The cost of entertainment/real estate represented 77.5% of related revenues in 2003 compared to 75.1% in 2002. Cost of entertainment/real estate decreased $294,000 or 9.9%, due to the decrease in overall admissions. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses increased $232,000 or 21.0%, principally resulting from increases in certain overhead costs due to pension, medical and insurance costs and benefits, offset by a $424,000 positive impact of the effect of foreign currency rates in 2003 compared to a $240,000 positive impact in 2002.

Net interest expense decreased $62,000, which is primarily attributable to the decrease in variable interest rates in 2003 vs. 2002 and a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business in March 2003 and regular scheduled payments. The gain on sale of assets relates to the sale of vacant land (see Note 4). The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended June 30, 2003 and 2002 was 50.2% and 45.0%, respectively. The change in rate is due principally to an increase in state taxes.

Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 2003 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 29, 2003, payable to stockholders of record as of June 30, 2003 and was paid July 25, 2003.

During the first quarter of 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At June 30, 2003, $16.5 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement contains certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million. At June 30, 2003 the Company was in compliance with such financial covenants.

Payments of long-term debt due, including the $17.0 million term loans that mature September 30, 2005, and the 7.5% convertible subordinated notes that mature December 1, 2006, and the future minimum lease payments due under operating leases for the remainder of 2003 and the next four years are as follows:

                  Remainder of
In thousands              2003       2004      2005        2006       2007
------------              ----       ----      ----        ----       ----
Long-Term Debt          $1,505     $2,982   $14,781     $31,307     $1,135
Operating Leases           242        428       359         292        118
                        ------     ------   -------     -------     ------
Total                   $1,747     $3,410   $15,140     $31,599     $1,253
                        ======     ======   =======     =======     ======

Cash and cash equivalents increased $3.8 million for the six months ended June 30, 2003 compared to a decrease of $915,000 in 2002. The increase in 2003 is primarily attributable to cash received on the sale of vacant land and the custom sports business, offset by investment in equipment and a repayment of long-term debt. Cash flows from investing activities also increased $450,000 from the theatre joint venture. The increase in 2002 is primarily attributable to cash flows from operating activities and from financing activities offset by the investment in equipment manufactured for rental and other equipment purchases.

The Company reduced its long-term debt, including the current portion, during the six months ended June 30, 2003 by $6.3 million, principally from the assumption of $4.2 million of Industrial Revenue Bonds by the purchaser of the custom sports business and scheduled payments of long-term debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2003, the Company was not involved in any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $316,000. A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $398,000, based on dealer quotes, considering current exchange rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Michael R. Mulcahy, the Company's President and Co-Chief Executive Officer, Thomas Brandt, the Company's Executive Vice President and Co-Chief Executive Officer, and Angela D. Toppi, the Company's Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2003, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 29, 2003 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:
                                                       For             Not For
                                                       ---             -------
              Steven Baruch                            3,679,366       92,097
              Thomas Brandt                            3,677,961       93,502
              Howard M. Brenner                        3,679,366       92,097

The following directors are continuing their terms as directors:
              Matthew Brandt, Two-Years Remaining
              Richard Brandt, One-Year Remaining
              Jean Firstenberg, One-Year Remaining
              Robert B. Greenes, Two-Years Remaining
              Gene Jankowski, One-Year Remaining
              Victor Liss, One-Year Remaining
              Howard S. Modlin, Two-Years Remaining
              Michael R. Mulcahy, Two-Years Remaining

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:
                                   For          Against       Abstain
                                   ---          -------       -------
Totals                             3,700,694    23,063        47,706

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10    Consulting Agreement with Richard Brandt dated as of June
                   1, 2003.

             31.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Thomas Brandt, Executive Vice President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Thomas Brandt, Executive Vice President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

             Form 8-K dated May 14, 2003, press release pertaining to the financial performance for the first quarter of 2003 results.

             Form 8-K dated June 2, 2003, press release pertaining to the election of a new chairman.

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

Date: August 14, 2003




                                      by  /s/  Angela D. Toppi
                                          --------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer