Form 10-Q
period 2003-09-30
TRANS LUX CORP
filed 2003-11-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 2003
                                                  ------------------

Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 13-1394750
-------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   110 Richards Avenue, Norwalk, CT                               06856-5090
-----------------------------------                               ----------
(Address of principal executive offices)                          (Zip code)

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No   X
                                                -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Date                     Class                            Shares Outstanding
---------         ------------------------------             ------------------

11/12/03          Common Stock - $1.00 Par Value                  973,243
11/12/03          Class B Stock - $1.00 Par Value                 287,505
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                               Table of Contents


                                                                        Page No.
                                                                        --------
Part I - Financial Information

         Item 1. Consolidated Balance Sheets - September 30, 2003
                 and December 31, 2002 (unaudited)                           1

                 Consolidated Statements of Operations - Three and Nine
                 Months Ended September 30, 2003 and 2002 (unaudited)        2

                 Consolidated Statements of Cash Flows - Nine Months Ended
                 September 30, 2003 and 2002 (unaudited)                     3

                 Notes to Consolidated Financial Statements (unaudited)      4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                       12

         Item 4. Controls and Procedures                                    13


Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                           13

Signatures                                                                  14

Exhibits

                                    Part I - Financial Information

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)
                                                                      September 30         December 31
In thousands, except share data                                           2003                 2002
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 11,835             $  8,270
   Available-for-sale securities                                              549                  522
   Receivables, less allowance of $1,622 in 2003 and $1,009 in 2002         6,938                7,617
   Unbilled receivables                                                       599                  966
   Inventories                                                              5,689                7,440
   Prepaids and other                                                         821                  745
                                                                         ---------            ---------
      Total current assets                                                 26,431               25,560
                                                                         ---------            ---------

Rental equipment                                                           91,075               88,374
   Less accumulated depreciation                                           49,229               43,423
                                                                         ---------            ---------
                                                                           41,846               44,951
                                                                         ---------            ---------

Property, plant and equipment                                              41,433               47,427
   Less accumulated depreciation and amortization                          11,834               12,170
                                                                         ---------            ---------
                                                                           29,599               35,257
                                                                         ---------            ---------

Goodwill                                                                    1,035                1,264
Other assets                                                                4,001                3,942
                                                                         ---------            ---------
TOTAL ASSETS                                                             $102,912             $110,974
                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  1,116             $  2,754
   Accrued liabilities                                                      7,120                7,189
   Current portion of long-term debt                                        2,979                3,763
                                                                         ---------            ---------
      Total current liabilities                                            11,215               13,706
                                                                         ---------            ---------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                          30,177               30,177
   9 1/2% subordinated debentures due 2012                                  1,057                1,057
   Notes payable                                                           29,754               35,975
                                                                         ---------            ---------
      Total long-term debt                                                 60,988               67,209

Deferred revenue, deposits and other                                        1,837                2,942
Deferred income taxes                                                       4,817                4,092
                                                                         ---------            ---------
Stockholders' equity:
   Capital stock
   Common - $1 par value -  5,500,000 shares authorized
     2,452,900 shares issued in 2003 and 2002                               2,453                2,453
   Class B  - $1 par value - 1,000,000 shares authorized
     287,505 shares issued in 2003 and 2002                                   287                  287
   Additional paid-in-capital                                              13,901               13,901
   Retained earnings                                                       20,417               19,612
   Accumulated other comprehensive loss                                    (1,166)              (1,391)
   Treasury stock - at cost - 1,479,688 shares in 2003 and 2002
     (excludes additional 287,505 shares held in 2003 and 2002
     for conversion of Class B stock)                                     (11,837)             (11,837)
                                                                         ---------            ---------
      Total stockholders' equity                                           24,055               23,025
                                                                         ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $102,912             $110,974
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

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30               SEPTEMBER 30
                                                      ---------------------      ---------------------


In thousands, except per share data                        2003        2002         2003         2002
---------------------------------------------------------------------------      ---------------------
Revenues:
  Equipment rentals and maintenance                     $ 4,487     $ 5,103      $14,004      $15,885
  Equipment sales                                         6,733      13,448       20,037       31,461
  Theatre receipts and other                              3,628       3,465       10,170       10,818
                                                        --------    --------     --------     --------
    Total revenues                                       14,848      22,016       44,211       58,164
                                                        --------    --------     --------     --------

Operating expenses:
  Cost of equipment rentals and maintenance               3,237       3,582       10,355       10,340
  Cost of equipment sales                                 4,329       9,524       14,241       22,903
  Cost of theatre receipts and other                      2,661       2,828        7,644        8,313
                                                        --------    --------     --------     --------
    Total operating expenses                             10,227      15,934       32,240       41,556
                                                        --------    --------     --------     --------

Gross profit from operations                              4,621       6,082       11,971       16,608
General and administrative expenses                       3,633       4,988       11,687       13,499
Interest income                                              17          29           85          147
Interest expense                                           (977)     (1,164)      (2,976)      (3,469)
Gain on sale of assets (see Note 4)                           -           -        4,207            -
Other income (expense)                                       20          27         (109)          85
                                                        --------    --------     --------     --------
Income (loss) before income taxes and income                 48         (14)       1,491         (128)
  from joint venture
Provision for income taxes                                  107         147          976          238

Income from joint venture                                   162         341          423          657
                                                        --------    --------     --------     --------

Net income                                              $   103     $   180      $   938      $   291
                                                        ========    ========     ========     ========


Earnings per share
  Basic                                                 $  0.08     $  0.14      $  0.74      $  0.23
  Diluted                                               $  0.08     $  0.14      $  0.54      $  0.23

Average common shares outstanding
  Basic                                                   1,261       1,261        1,261        1,261
  Diluted                                                 1,261       1,261        3,420        1,261

Cash dividends per share:
  Common stock                                          $0.035      $0.035       $0.105       $0.105
  Class B stock                                         $0.0315     $0.0315      $0.0945      $0.0945

------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                           -----------------------------
In thousands                                                                    2003             2002
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                    $   938          $   291
Adjustment to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                 7,533            7,594
  Income from joint venture                                                      (423)            (657)
  Deferred income taxes                                                           663            1,139
  Gain on sale of assets                                                       (4,207)               -
  Write down of available-for-sale securities                                     129                -
  Changes in operating assets and liabilities:
    Receivables                                                                   518           (2,992)
    Inventories                                                                   958             (173)
    Prepaids and other assets                                                    (706)            (231)
    Accounts payable and accruals                                              (1,576)          (1,158)
    Deferred revenue, deposits and other                                       (1,105)             117
                                                                              --------         --------
      Net cash provided by operating activities                                 2,722            3,930
                                                                              --------         --------

Cash flows from investing activities
Equipment manufactured for rental                                              (2,701)          (4,050)
Purchases of property, plant and equipment                                       (268)            (433)
Proceeds from joint venture                                                       550              761
Proceeds from sale of assets                                                    6,245                -
                                                                              --------         --------
      Net cash provided by (used in) investing activities                       3,826           (3,722)
                                                                              --------         --------

Cash flows from financing activities
Repayment of long-term debt                                                   (19,920)          (2,208)
Proceeds from long-term debt                                                   17,070            2,100
Cash dividends                                                                   (133)            (132)
                                                                              --------         --------
      Net cash used in financing activities                                    (2,983)            (240)
                                                                              --------         --------

Net increase (decrease) in cash and cash equivalents                            3,565              (32)
Cash and cash equivalents at beginning of year                                  8,270            5,699
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $11,835          $ 5,667
                                                                              ========         ========
--------------------------------------------------------------------------------------------------------
Interest paid                                                                 $ 2,181          $ 2,642
Interest received                                                                 129              157
Income taxes paid (refunded)                                                      189             (656)
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                  (unaudited)



Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 2003 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of potential impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss. The Company performed the annual impairment tests for goodwill as of October 1, 2002 and had determined that goodwill was not impaired as of that date. All other intangible assets continue to be amortized over their useful lives and are evaluated when indicators of impairment exist. During the nine months ended September 30, 2003, the Company wrote off $229,000 of goodwill relating to the sale of assets (see Note 4). In addition, during the nine months ended September 30, 2003, the Company paid $450,000 for a 15-year non-compete agreement in Dillon, Colorado, where the Company operates a six-plex theatre in the same community. The amount paid for the non-compete agreement has been included in other assets and is being amortized over ten years.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued at fair market value, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", that amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                          Three months ended        Nine months ended
                                                             September 30              September 30
In thousands, except per share data                       2003          2002       2003           2002
-------------------------------------------------------------------------------------------------------
Net income, as reported                                  $ 103         $ 180      $ 938          $ 291
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of tax                           1            14         13             30
                                                         -----         -----      -----          -----
Pro forma net income                                     $ 102         $ 166      $ 925          $ 261
                                                         =====         =====      =====          =====
Earnings per share:
As reported
 Basic                                                   $0.08         $0.14      $0.74          $0.23
                                                         -----         -----      -----          -----
 Diluted                                                 $0.08         $0.14      $0.54          $0.23
                                                         -----         -----      -----          -----
Pro forma
 Basic                                                   $0.08         $0.13      $0.73          $0.21
                                                         -----         -----      -----          -----
 Diluted                                                 $0.08         $0.13      $0.53          $0.21
                                                         -----         -----      -----          -----

Note 2 - Inventories

Inventories consist of the following:

                                September 30           December 31
In thousands                            2003                  2002
------------------------------------------------------------------
Raw materials and spare parts         $4,115                $4,663
Work-in-progress                       1,144                 1,384
Finished goods                           430                 1,393
                                      ------                ------
                                      $5,689                $7,440
                                      ======                ======

Note 3 - Long-Term Debt

For the nine months ended September 30, 2003, long-term debt, including current portion, decreased $7.0 million. The decrease primarily results from the assumption of $4.2 million in Industrial Revenue Bonds by the purchaser of the Company's custom sports business in Logan, Utah (see Note 4), and other regular scheduled payments of long-term debt. During the first quarter of 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.61% at September 30, 2003) and maturing September 30, 2005. At September 30, 2003, the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of ..30%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million. At September 30, 2003, the Company was in compliance with such financial covenants.

Note 4 - Sale of Assets

On June 30, 2003, the Company sold a parcel of vacant land adjacent to its corporate headquarters in Norwalk, Connecticut for a cash price of $3.0 million. The Company recorded a gain of approximately $1.3 million, net of tax, on the sale. On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $745,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was included in the recorded gain. As part of said asset purchase agreement, the Company provided standard representations and warranties with respect to the assets sold and guaranteed indemnification of up to $400,000, provided notification of the claim is made by the purchaser prior to December 30, 2003, and the Company would reacquire any sold accounts receivable greater than 90 days old. As of September 30, 2003, the Company reacquired $108,000 of sold accounts receivable greater than 90 days old. The Company believes it will not incur any liability with respect to the guarantee, and accordingly believes the fair value of the guarantee is not significant. As of November 11, 2003, the purchaser has not notified the Company of any claims relating to such guarantee.


Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                       Three months ended September 30    Nine months ended September 30
In thousands                                                  2003         2002                 2003         2002
------------------------------------------------------------------------------------------------------------------------
Net income                                                    $103         $180               $  938         $291
Unrealized foreign currency translation gain (loss)             (3)         (27)                 131          (46)
Unrealized holding gain (loss) on securities, net of tax       (16)           1                   16          (11)
Reclassification adjustment on securities, net of tax            -            -                   78            -
Unrealized derivative gain, net of tax                           -           41                    -           95
                                                              ----         ----               ------         ----
Comprehensive income                                          $ 84         $195               $1,163         $329
                                                              ====         ====               ======         ====


Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, indoor display and outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada and Australia. The indoor display and outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                                Three months ended September 30         Nine months ended September 30
In thousands                                           2003            2002                   2003            2002
----------------------------------------------------------------------------------------------------------------------
Revenues:
    Indoor display                                  $ 4,517         $ 4,884                $14,725         $16,599
    Outdoor display (1)                               6,703          13,667                 19,316          30,747
    Entertainment/real estate                         3,628           3,465                 10,170          10,818
                                                    -------         -------                -------         -------
Total revenues                                      $14,848         $22,016                $44,211         $58,164
                                                    -------         -------                -------         -------
Operating income (loss):
    Indoor display                                  $   515         $   921                $ 1,961         $ 3,574
    Outdoor display (1)                               1,065           1,590                    293           1,796
    Entertainment/real estate                           946             777                  2,369           2,566
                                                    -------         -------                -------         -------
Total operating income                              $ 2,526         $ 3,288                $ 4,623         $ 7,936
Other income                                             20              27                  4,098              85
Corporate general and administrative expenses        (1,376)         (1,853)                (3,916)         (4,170)
Interest expense-net                                   (960)         (1,135)                (2,891)         (3,322)
Income tax provision                                   (107)           (147)                  (976)           (238)
                                                    -------         -------                -------         -------
Net income                                          $   103         $   180                $   938         $   291
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

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the first quarter of 2003), catalog sports, retail and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenues for the nine months ended September 30, 2003 decreased 24.0% to $44.2 million from $58.2 million for the nine months ended September 30, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see Note 4).

Indoor display revenues decreased $1.9 million or 11.3%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.7 million or 15.7%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, and indoor display equipment sales decreased $173,000 or 3.0%, primarily in the financial services market. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic slowdown.

Outdoor display revenues decreased $11.4 million or 37.2%. Of this decrease, outdoor display equipment sales decreased $11.2 million or 43.8%, primarily in the custom outdoor sports business, which decrease was a result of the sale of the custom sports business during the first quarter of 2003 (see Note 4). Outdoor display equipment rentals and maintenance revenues decreased $180,000 or 3.6%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues decreased $648,000 or 6.0%. This decrease is primarily from a decrease in overall admissions and concessions, related to fewer screens in operation and fewer high grossing films. The Company closed its older non-profitable Lake Dillon theatre at the end of January 2003 for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in installments during January and April 2003.

Total operating income for the nine months ended September 30, 2003 decreased 41.7% to $4.6 million from $7.9 million for the nine months ended September 30, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see Note 4).

Indoor display operating income decreased $1.6 million or 45.1%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 60.2% of related revenues in 2003 compared to 53.1% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to higher depreciation expense and the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and recently consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, during the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $19,000. Indoor display cost of equipment sales decreased $120,000 or 3.9%, primarily due to the decrease in volume. Indoor display cost of equipment rentals and maintenance increased $165,000 or 2.9%, largely due to an increase in depreciation expense. Indoor display general and administrative expenses decreased $306,000 or 7.3% due to continued reduction of certain overhead costs such as sales salaries and travel expenses.

Outdoor display operating income decreased $1.5 million to $293,000, primarily as a result of a decrease in outdoor display equipment sales primarily in the custom outdoor sports business, which was sold during the first quarter of 2003 (see Note 4), the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing despite the reduction in revenues from outdoor equipment rentals and maintenance. During the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $47,000. The cost of outdoor displays represented 81.5% of related revenues in 2003 compared to 79.4% in 2002. Outdoor display cost of equipment sales decreased $8.5 million or 43.1%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003 (see Note 4). Outdoor display cost of equipment rentals and maintenance decreased $150,000 or 3.3%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased $1.2 million or 27.3%, primarily due to sale of the custom sports business during the first quarter of 2003 (see Note 4). Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $197,000 or 7.7%, primarily due to the decrease in revenues as a result of fewer screens in operation and fewer high grossing films. The cost of entertainment/real estate represented 75.2% of related revenues in 2003 compared to 76.8% in 2002. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $669,000 or 8.0%, due to variable expenses such as film rental costs decreasing due to a decrease in overall admissions. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $254,000 or 6.1%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 which included, a charge for lay-offs and early retirement incentives of approximately $46,000, a $813,000 positive impact of the effect of foreign currency rates in 2003 compared to a $218,000 positive impact in 2002, offset by increases in certain overhead costs due to pension, medical and insurance costs and benefits.

Net interest expense decreased $431,000, which is primarily attributable to the decrease in variable interest rates and renegotiated terms of certain debt in 2003 vs. 2002 and a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business and regular scheduled payments of long-term debt. The gain on sale of assets relates to the sales of vacant land and of the custom sports business (see Note 4). The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which included a gain from the sale of a parcel of land in 2002.

The effective tax rate for the nine months ended September 30, 2003 and 2002 was 51.0% and 45.0%, respectively. The change in rate is due principally to the non-deductibility of the $229,000 goodwill write-off as a result of the sale of the custom sports business.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenues for the three months ended September 30, 2003 decreased 32.6% to $14.8 million from $22.0 million for the three months ended September 30, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see Note 4).

Indoor display revenues decreased $367,000 or 7.5%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $599,000 or 17.4%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, offset by an increase in indoor display equipment sales of $232,000 or 16.2%, primarily due to sales of transportation signage and gaming sports and racebooks. The financial services market continues to be negatively impacted due to the consolidation within that industry resulting mainly from the current economic slowdown.

Outdoor display revenues decreased $7.0 million or 51.0%. Of this decrease, outdoor display equipment sales decreased $6.9 million or 57.8%, primarily in the custom outdoor sports business, which decrease resulted mainly from the sale of the custom sports business during the first quarter of 2003 (see Note 4). Outdoor display equipment rentals and maintenance revenues decreased $17,000 or 1.0%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.

Entertainment/real estate revenues increased $163,000 or 4.8%. This increase is primarily from an increase in overall admissions and concessions.

Total operating income for the three months ended September 30, 2003 decreased 23.2% to $2.5 million from $3.3 million for the three months ended September 30, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see Note 4).

Indoor display operating income decreased $406,000 or 44.1%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 64.0% of related revenues in 2003 compared to 54.1% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs. Indoor display cost of equipment sales increased $249,000 or 35.4%, primarily due to an increase in sales and a change in volume mix. Indoor display cost of equipment rentals and maintenance increased slightly. Indoor display general and administrative expenses decreased $211,000 or 15.9%, primarily due to cost saving measures initiated in the second quarter of 2003.

Outdoor display operating income decreased $525,000 to $1.1 million, primarily as a result of a decrease in outdoor display equipment sales primarily in the custom outdoor sports business, which was sold during the first quarter of 2003 (see Note 4), the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing despite the reduction in revenues from outdoor equipment rentals and maintenance. The cost of outdoor displays represented 69.8% of related revenues in 2003 compared to 76.6% in 2002. Outdoor display cost of equipment sales decreased $5.4 million or 61.7%, principally due to the decrease in volume from the sale of the custom outdoor sports business during the first quarter of 2003 (see Note 4). Outdoor display cost of equipment rentals and maintenance decreased $346,000 or 21.0%, primarily due to a reduction in field service costs resulting from second quarter 2003 cost saving measures. Outdoor display general and administrative expenses decreased $649,000, primarily due to the sale of the custom outdoor sports business during the first quarter of 2003 and cost saving measures initiated in the second quarter of 2003.

Entertainment/real estate operating income increased $169,000 or 21.8%, primarily due to the increase in overall admissions and concessions. The cost of entertainment/real estate represented 73.3% of related revenues in 2003 compared to 81.6% in 2002. Cost of entertainment/real estate decreased $167,000 or 5.9%, due to cost saving measures initiated in the second quarter of 2003. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $477,000 or 25.7%, principally resulting from certain cost saving measures initiated during the second quarter of 2003, a $45,000 positive impact of the effect of foreign currency rates in 2003 compared to a $182,000 negative impact in 2002, offset by increases in certain overhead costs due to pension, medical and insurance costs and benefits.

Net interest expense decreased $175,000, which is primarily attributable to the decrease in variable interest rates and renegotiated terms of certain debt in 2003 vs. 2002 and a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business in March 2003 and regular scheduled payments. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended September 30, 2003 and 2002 was 51.0% and 45.0%, respectively. The increase in rate is due principally to an increase in the provision for foreign and state taxes.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2003 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 25, 2003, payable to stockholders of record as of October 10, 2003, and was paid October 28, 2003.

During the first quarter of 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At September 30, 2003, $16.1 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement contains certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million. At

September 30, 2003 the Company was in compliance with such financial covenants. The Company continues to evaluate the need and availability of long-term capital.

Payments of long-term debt due, including the $17.0 million term loans that mature September 30, 2005, and the 7.5% convertible subordinated notes that mature December 1, 2006, and the future minimum lease payments due under operating leases for the remainder of 2003 and the next four years are as follows:

                   Remainder of
In thousands               2003         2004          2005          2006         2007
-------------------------------------------------------------------------------------
Long-Term Debt             $779       $2,980       $14,781       $31,307       $1,135
Operating Leases            113          423           359           292          118
                           ----       ------       -------       -------       ------
Total                      $892       $3,403       $15,140       $31,599       $1,253
                           ====       ======       =======       =======       ======


Cash and cash equivalents increased $3.6 million for the nine months ended September 30, 2003 compared to a decrease of $32,000 in 2002. The increase in 2003 is primarily attributable to cash received on the sales of vacant land and the custom sports business, offset by investment in equipment and a repayment of long-term debt. Cash flows from investing activities also increased $550,000 from the theatre joint venture. The increase in 2002 is primarily attributable to cash flows from operating activities and from financing activities offset by the investment in equipment manufactured for rental and other equipment purchases.

The Company reduced its long-term debt, including the current portion, during the nine months ended September 30, 2003 by $7.0 million, principally from the assumption of $4.2 million of Industrial Revenue Bonds by the purchaser of the custom sports business and scheduled payments of long-term debt.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2003, the Company was not involved in any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $310,000. A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $435,000, based on dealer quotes, considering current exchange rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt, and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company's disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Michael R. Mulcahy, the Company's President and Co-Chief Executive Officer, Thomas Brandt, the Company's Executive Vice President and Co-Chief Executive Officer, and Angela D. Toppi, the Company's Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2003, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                 32.1 Certification of Michael R. Mulcahy, President and
                      Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

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

         (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

                 Form 8-K dated August 12, 2003, press release pertaining to the financial performance for the second quarter of 2003 results.


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



Date:  November 13, 2003




                                       by /s/  Angela D. Toppi
                                         ---------------------
                                         Angela D. Toppi
                                         Executive Vice President and
                                         Chief Financial Officer