Form 10-K
period 2003-12-31
TRANS LUX CORP
filed 2004-03-25
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2003
                                                  -----------------

Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
                             ---------------------
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

                             TRANS-LUX CORPORATION
                      2003 Form 10-K Cover Page Continued


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes        No  X
                                       -----     -----
As of the close of business on March 23, 2004, there were outstanding, 973,243 shares of the Registrant's Common Stock and 287,505 shares of its Class B Stock.

Based on the closing stock price of $6.20 on June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant was $6,261,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2004, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2003 Form 10-K Annual Report

                               Table of Contents


                                     PART I
                                                                           Page
                                                                           ----
ITEM 1.  Business                                                             1
ITEM 2.  Properties                                                           6
ITEM 3.  Legal Proceedings                                                    7
ITEM 4.  Submission of Matters to a Vote of Security Holders                  7

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                              8
ITEM 6.  Selected Financial Data                                              8
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk          14
ITEM 8.  Financial Statements and Supplementary Data                         15
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            37
ITEM 9A. Controls and Procedures                                             37

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                  38
ITEM 11. Executive Compensation                                              39
ITEM 12. Security Ownership of Certain Beneficial Owners and Management      39
ITEM 13. Certain Relationships and Related Transactions                      39
ITEM 14. Principal Accounting Firm Fees                                      39

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     40

Signatures                                                                   43

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

    Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government and corporate, and gaming. The financial market sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. The change in regulatory environment in the financial marketplace resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers. The Indoor division has a new line of advanced last sale ticker displays, full color LED tickers and video displays.

    The government and corporate sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies; military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

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

    Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by sports stadiums, sports venues, banks and other financial institutions, gas stations, highway departments, educational institutions and outdoor advertisers attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers and video displays available in monochrome and full color. The Company has utilized its strong position in the indoor market combined with several acquisitions to enhance its presence in the outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. Outdoor equipment generally has a lead-time of 10 to 90 days depending on the size and type of equipment ordered and material availability.

    Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2003 was approximately $3.3 million compared with the December 31, 2002 sales order backlog of $6.2 million. The reduction in the sales order backlog is partly due to the sale of the custom sports business during the first quarter of 2003. The December 31, 2003 backlog will be recognized in 2004. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

    The Company developed a full line of RainbowWall(R) high-resolution full color LED displays for indoor and outdoor applications. RainbowWall delivers brilliant video and animation in billions of colors to corporate, financial and entertainment markets where the presentation of multimedia, live-action, advertising and promotions is of central importance. ProLine(R), the Company's proprietary controller software, is designed for RainbowWall applications that require dynamic, fast-changing information and imagery. ProLine allows live or recorded video, cable TV, newswire feeds and animations to be combined with text on a single display in flexible zone layouts.

    During 2003 the Company's Outdoor Display division announced the launch of CaptiVue(TM), a new product line of outdoor full matrix LED message centers offering greater design flexibility, modularity and increased clarity at an economical price, which is being well received in the commercial marketplace. Several new orders indicate interesting possibilities for this new product line.

    Continued development of new indoor products includes new monochrome and tricolor ticker displays utilizing improved LED display technology, curved and flexible displays; higher speed processors for faster data access and improved update speed; greater integration of blue LED's to provide full color text, graphics and video displays; wireless controlled displays; a new graphics interface to display more data at higher resolutions; and Market Scheduler, a turnkey display content controller system that delivers real-time or delayed financial information to the Company's LED Jets and Data Walls.

    The Company obtained its first orders for tricolor GraphixWall(TM), its recently developed, economical full-matrix indoor graphic display product and continues to develop a full color version. Featuring flexible functionality at a lower cost, GraphixWall provides a more competitive offering for industries where price is critically important. Initial applications for GraphixWall displays include flight information, baggage claim and way-finding at airports, automatic call directories at contact centers and order processing support at manufacturing facilities.

    As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be improved. The Company developed PromoWall(R), a new product line utilizing various technologies incorporating these features, as well as flat screen displays, which are expected to provide a choice of products for the custom applications demanded by its customers.

    The Company maintains a staff of 26 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense, and product enhancement and development amounted to $2,609,000, $3,370,000 and $4,098,000 in 2003, 2002 and 2001, respectively, this reduction is partly due to the sale of the custom sports business during the first quarter of 2003.

MARKETING AND DISTRIBUTION
--------------------------

    The Company markets its indoor and outdoor electronic information display products primarily through its 24 direct sales representatives, 5 telemarketers and a network of independent dealers and distributors. The Company uses a number of different techniques in order to attract new customers, including direct marketing efforts by its sales force to known or potential users of information displays, advertising in industry publications, and exhibiting at approximately 16 domestic and international trade shows annually.

    In the outdoor market, the Company supplements these efforts by using a network of independent dealers and distributors who market and sell its products. Working with software vendors and utilizing the internet to expand the quality and quantity of the multimedia content that can be delivered to our displays, we are able to offer customers critical information and display communications packages.

    Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company currently has assembly operations, service centers and sales offices in New South Wales, Australia; Toronto, Canada; and Brampton, Canada. The Company has existing relationships with approximately 21 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years, but the Company believes that it is well-positioned for expansion.

    Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Las Vegas; Toronto, Canada; Brampton, Canada; Des Moines, Iowa; and New South Wales, Australia, as well as approximately 44 satellite offices in the United States and Canada.

    The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

    The Company's revenues in 2003, 2002 and 2001 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

    As of the end of the year, the Company's production facilities were located in Norwalk, Connecticut; Des Moines, Iowa; and New South Wales, Australia and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

    All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces more than 10,000 board assemblies annually which are tested with state-of-the-art automated testing equipment. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

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

    The Company is ISO-9001-2000 registered by Underwriters Laboratories at its Norwalk manufacturing facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide. The Company believes these distinctions in its industry give it a competitive advantage in the global marketplace.

SERVICE AND SUPPORT
-------------------

    The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States, Canada and Australia. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. In the market segments covered by the Company's dealers and distributors, who offer support for the products they sell.

    Personnel based in regional and satellite service locations throughout the United States, Canada and Australia provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company operates its National Technical Services Center from its Norwalk, Connecticut headquarters, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various outdoor service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of outdoor displays for reasons that include geographic area, size and height of displays.

COMPETITION
-----------

    The Company's offer of short and long-term rentals to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The

Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming displays in the United States, as well as one of the larger outdoor electronic display and service organizations in the country.

    The Company competes with a number of competitors, both larger and smaller than itself, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.

THEATRE OPERATIONS
------------------

    The Company currently operates 60 screens in 11 locations in the western Mountain States. In 2001, the Company closed a three-plex theatre in Los Alamos, New Mexico. In 2002, the Company closed a single screen theatre in Santa Fe, New Mexico. In 2003, the Company closed a non-profitable four-plex theatre in Dillon, Colorado and is presently expanding its Durango, Colorado location by adding two additional screens. Construction is anticipated to be completed by April 2004. The Company also operates a twelve-plex theatre in Loveland, Colorado, which is a 50% owned joint venture partnership. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities. The Company also offers consultation, management operations services and film booking services for select non-owned independent theatres.

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

EMPLOYEES
---------

    The Company has approximately 475 employees as of February 29, 2004, of which approximately 305 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.


ITEM 2.       PROPERTIES

    The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns the 102,000 square foot facility located at such site, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. Approximately 9,500 square feet of the building is currently leased to others.

In addition, the Company owns a facility in Des Moines, Iowa and theatre properties in:

     Sahuarita, Arizona
     Dillon, Colorado
     Durango, Colorado
     Loveland, Colorado (50% ownership)
     Espanola, New Mexico
     Los Lunas, New Mexico
     Santa Fe, New Mexico
     Taos, New Mexico
     Laramie, Wyoming

    The Company also leases 13 premises throughout North America and in Australia for use as sales, service and/or administrative operations, and leases 3 theatre locations. The aggregate rental expense was $528,000, $643,000 and $553,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

    (b) The Company had approximately 706 holders of record of its Common Stock and approximately 63 holders of record of its Class B Stock as of March 23, 2004.

    (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 2003. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:


                                          High         Low
                                          ----         ---
              2003
              First Quarter              $5.35       $4.75
              Second Quarter              6.55        5.10
              Third Quarter               7.79        6.00
              Fourth Quarter              7.19        5.85

              2002
              First Quarter              $6.24       $4.85
              Second Quarter              7.80        5.20
              Third Quarter               5.85        4.90
              Fourth Quarter              6.15        4.79

ITEM 6.       SELECTED FINANCIAL DATA

    (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2003, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.


Years Ended                                 2003        2002        2001        2000        1999
-----------                                 ----        ----        ----        ----        ----
In thousands, except per share data
Revenues                                $ 57,574    $ 74,891    $ 70,171    $ 66,763    $ 62,818
Net income (loss)                          1,054         428         509      (2,231)        788
Earnings (loss) per share:
    Basic                               $   0.84    $   0.34    $   0.40    $  (1.77)   $   0.61
    Diluted                                 0.70        0.34        0.40       (1.77)       0.61
Cash Dividends per share:
    Common stock                        $   0.14    $   0.14    $   0.14    $   0.14    $   0.14
    Class B stock                          0.126       0.126       0.126    $  0.126       0.126
Average common shares outstanding          1,261       1,261       1,261       1,261       1,286
Total assets                            $102,022    $111,199    $113,897    $113,015    $112,448
Long-term debt                            60,505      67,209      69,250      68,552      65,952
Stockholders' equity                      24,036      23,025      23,568      23,696      26,013



    (b) The following table sets forth quarterly financial data for years ended December 31, 2003 and December 31, 2002:


Quarter Ended                                  March 31          June 30          September 30         December 31(1)
-------------                                  --------          -------          ------------         --------------
In thousands, except per share data

2003
Revenues                                        $15,490          $13,873               $14,848               $13,363
Gross Profit                                      3,881            3,469                 4,621                 4,008
Net Income                                          267              568                   103                   116
Earnings per share:
    Basic                                          0.21             0.45                  0.08                  0.10
    Diluted                                        0.21             0.26                  0.08                  0.10
Cash Dividends per share:
    Common stock                                  0.035            0.035                 0.035                 0.035
    Class B stock                                0.0315           0.0315                0.0315                0.0315


2002
Revenues                                        $17,162          $18,986               $22,016               $16,727
Gross Profit                                      5,334            5,192                 6,082                 4,430
Net Income                                           46               65                   180                   137
Earnings per share:
    Basic                                          0.04             0.05                  0.14                  0.11
    Diluted                                        0.04             0.05                  0.14                  0.11
Cash Dividends per share:
    Common stock                                  0.035            0.035                 0.035                 0.035
    Class B stock                                0.0315           0.0315                0.0315                0.0315

(1) The Company recorded the following item during the quarter ended December 31, 2003: a decrease in the effective tax rate for the year, which had the effect of decreasing the quarterly income tax expense by approximately $124,000. During the quarter ended December 31, 2002, the Company recorded:
(1) an increase to net income of $197,000 related to a sale of assets, and (2) a decrease in the effective tax rate for the year, which had the effect of decreasing the quarterly income tax expense by approximately $63,000.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor Display, Outdoor Display, and Entertainment/Real Estate.
    The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government, retail and corporate industries. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. This segment includes the catalog sports, retail and commercial industries. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, goodwill and intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
    Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
    Percentage of Completion: The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, additional or a reduction of cost of sales may be required.
    Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customer to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
    Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
    Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
    Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
    Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
    Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2003 and 2002, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of $149,000 and $821,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2003, plan assets were invested 55.8% in guaranteed investment contracts, 40.7% in equity and index funds, 2.5% in bonds and 1.0% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2003, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 6.25%. Net periodic cost for 2004 will be based on the December 31, 2003 valuation. The defined benefit plan periodic cost was $867,000 in 2003, $755,000 in 2002 and $683,000 in 2001. At December 31, 2003, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $65,000 and a one percentage point change in the discount rate would affect the net periodic cost by $106,000.


Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. Long-term debt outstanding of $60.5 million at December 31, 2003, was generally at variable rates of interest ranging from 2.94% to 4.00% and fixed rates ranging from 7.50% to 9.50%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.


Results of Operations

2003 Compared to 2002

Total revenues for the year ended December 31, 2003 decreased 23.1% to $57.6 million from $74.9 million for the year ended December 31, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see
Note 7 to the Consolidated Financial Statements).
    Indoor display revenues decreased $2.3 million or 10.3%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.6 million or 11.1%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services and energy markets, and indoor display equipment sales decreased $676,000 or 8.8%, primarily in the financial services market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions are improving, installations of new equipment tend to lag any economic turnaround.
    Outdoor display revenues decreased $14.3 million or 37.2%. Of this decrease, outdoor display equipment sales decreased $14.2 million or 44.4%, primarily in the custom outdoor sports sector, which decrease was a result of the sale of the custom sports business during the first quarter of 2003.
Outdoor display equipment rentals and maintenance revenues decreased $166,000 or 2.5%, primarily due to the expected continuing decline in the outdoor equipment rentals and maintenance bases previously acquired.
    Entertainment/real estate revenues decreased $721,000 or 5.0%, primarily from a decrease in overall admissions of 6.2%, attributable to fewer screens in operation and fewer high grossing films compared to 2002. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in 2003.
    Total operating income for the year ended December 31, 2003 decreased 35.7% to $6.2 million from $9.6 million for the year ended December 31, 2002, principally due to the decrease in revenues in indoor display equipment rentals and maintenance and the sale of the custom sports business during the first quarter of 2003.
    Indoor display operating income decreased $2.5 million or 46.5%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 59.3% of related revenues in 2003 compared to 52.6% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to higher depreciation expense and the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and during 2003, consolidated its national field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, during the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $19,000. Indoor display cost of equipment rentals and maintenance increased $121,000 or 1.1%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales increased $35,000 or 0.9%, primarily due to volume mix. Indoor display general and administrative expenses increased $104,000 or 2.1%, principally due to increases in certain overhead costs such as medical, insurance and pension costs, and advertising.
    Outdoor display operating income decreased by $1.1 million to a loss of $263,000 in 2003 compared to a profit of $803,000 in 2002, primarily as a result of a decrease in outdoor display equipment sales attributed to the sale of the custom outdoor sports business during the first quarter of 2003 and the expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions. During the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $47,000. The cost of outdoor displays represented 81.6% of related revenues in 2003 compared to 80.8% in 2002. Outdoor display cost of equipment sales decreased $11.2 million or 45.1%, primarily due to the decrease in volume as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $165,000 or 2.6%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased $1.9 million or 28.5%, primarily due to the sale of the custom sports business during the first quarter of 2003. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Entertainment/real estate operating income increased $113,000 or 3.3%, primarily due to a decrease in operating expenses. The cost of entertainment/real estate represented 74.3% of related revenues in 2003 compared to 77.4% in 2002. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $984,000 or 8.8%, due to variable expenses such as film rental costs decreasing due to a decrease in overall box office revenues and a decrease in the film rental percentage as a percent of revenue. Entertainment/real estate general and administrative expenses increased $42,000 or 7.0% as a result of an increase in certain overhead costs such as medical and benefits.
    Corporate general and administrative expenses decreased $456,000 or 9.0%, principally resulting from certain cost saving measures initiated during the second quarter of 2003, which included a charge for lay-offs and early retirement incentives of approximately $46,000, a $970,000 positive impact of the effect of foreign currency exchange rates in 2003 compared to a $274,000 positive impact in 2002, offset by increases in certain overhead costs in medical and general insurance costs, pension and benefit costs.
    Net interest expense decreased $591,000, which is primarily attributable to the decrease in variable interest rates and renegotiated terms of certain debt in 2003 vs. 2002, a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business and regular scheduled payments of long-term debt. The Company has a revolving credit facility to meet its short-term working capital requirements, if needed, which was fully available at December 31, 2003. The gain on sale of assets relates to the sales of vacant land and of the custom sports business. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado. Other income primarily relates to the earned income portion of municipal forgivable loans offset by a write-down of available-for-sale securities to reflect losses that were considered to be other than temporary.
    The effective tax rate for the year ended December 31, 2003 was 44.5%. The tax rate was favorably impacted primarily by the ability to recognize tax benefits for prior years' losses of one foreign subsidiary, offset by a higher tax rate in another foreign subsidiary. For the year ended December 31, 2002, the effective tax rate was 33.2%. The 2002 tax rate was also favorably impacted primarily by the ability to recognize tax benefits for prior years' losses of one foreign subsidiary, offset by a higher tax rate in another foreign subsidiary.


2002 Compared to 2001

Total revenues for the year ended December 31, 2002 increased 6.7% to $74.9 million from $70.2 million for the year ended December 31, 2001. Indoor display revenues decreased $3.6 million or 14.2%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $2.5 million or 14.9%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market, and indoor display equipment sales decreased $1.1 million or 13.0%, also primarily in the financial services market. The financial services market continued to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry.
    Outdoor display revenues increased $7.0 million or 22.0%. Of this increase, outdoor display equipment sales increased $8.1 million or 33.7%, primarily in the custom outdoor sports business. This increase was offset by the decrease in outdoor display equipment rentals and maintenance revenues of $1.1 million or 14.2%, primarily due to the continuing expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired.
    Entertainment/real estate revenues increased $1.4 million or 10.6%. This increase is primarily from an increase in overall admissions of 7.6%, ticket prices and concessions, predominantly from 'same store' sales. On October 1, 2002, the Company entered into a lease settlement agreement for a net payment of $34,000 with the landlord at its older Lake Dillon theatre. The Company closed the theatre at the end of January 2003. In a separate transaction, the Company entered into a 15-year non-compete agreement for $450,000, paid in 2003, relating to its newer six-plex theatre in Dillon, Colorado.
    Total operating income for the year ended December 31, 2002 decreased 20.2% to $9.6 million from $12.0 million for the year ended December 31, 2001. Indoor display operating income decreased $2.6 million or 32.9%, primarily as a result of the decrease in revenues in the financial services market. The cost of indoor displays represented 52.6% of related revenues in 2002 compared to 46.4% in 2001. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to address the field service costs and, in the first quarter of 2003, consolidated its field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, the Company continued to evaluate strategic objectives for its field service offices. Indoor display cost of equipment rental and maintenance increased $261,000 or 3.5%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales decreased $577,000 or 13.2%, primarily due to the decrease in volume. Indoor display general and administrative expenses decreased $696,000 or 12.2%, due to continued reduction of certain overhead costs such as sales and marketing expenses.
    Outdoor display operating income decreased to $803,000 in 2002 compared to $1.6 million in 2001, primarily as a result of the continuing expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions and field service costs increasing not in relation to the reduction of the revenues from outdoor equipment rentals and maintenance. The cost of outdoor displays represented 80.8% of related revenues in 2002 compared to 77.5% in 2001. Outdoor display cost of equipment sales increased $6.5 million or 35.3%, principally due to the increase in volume and the nature of the sports sector of the outdoor division. Outdoor display cost of equipment rentals and maintenance increased slightly despite a decrease in rental and maintenance contracts. Outdoor display general and administrative expenses increased $1.0 million or 18.8%, primarily due to increased sales support expenses such as project management, commissions resulting from an increase in custom sports revenues and an increase in the allowance for uncollectable accounts.
    Entertainment/real estate operating income increased $940,000 or 37.1%, primarily due to the increase in revenues and the increase in income from the MetroLux Theatre joint venture of $405,000 due partly to the sale of a parcel of land for which the Company's share of the gain was $203,000. The cost of entertainment/real estate represented 77.4% of related revenues in 2002 compared to 78.9% in 2001. Cost of entertainment/real estate, increased $868,000 or 8.4%, due to the increase in overall admissions. Entertainment/real estate general and administrative expenses decreased slightly.
    Corporate general and administrative expenses decreased $925,000 or 15.4%, principally due to a $274,000 positive impact of the effect of foreign currency exchange rates in 2002 compared to a $339,000 negative impact in 2001 (a net change of $613,000), continued reduction of certain overhead costs, offset by an increase in medical and general insurance costs and pension expense.
    Net interest expense decreased $954,000, which is primarily attributable to the decrease in variable interest rates in 2002 vs. 2001 and a decrease in long-term debt due to scheduled payments. The Company used its revolving credit facility to meet its short-term working capital requirements. Other income primarily related to the gain on the sale of the Norcross facility, as well as the earned income portion of municipal forgivable loans.
    The effective tax rate for the year ended December 31, 2002 was 33.2%. The tax rate was favorably impacted primarily by the ability to recognize tax benefits for prior years' losses of one foreign subsidiary, offset by a higher tax rate in another foreign subsidiary. For the year ended December 31, 2001, the effective tax rate was 52.0%. The tax rate was unfavorably impacted primarily by the inability to recognize tax benefits for current year losses of one foreign subsidiary and a higher tax rate in another foreign subsidiary.


Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued
FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The provisions of FIN 45, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the Company's financial statements. The disclosure requirements were effective for the quarter ended March 31, 2003 (see Note 16 to the Consolidated Financial Statements).
    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Company does not currently engage in hedging activities and the adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.
    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at July 1, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.
    In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements on March 31, 2004.


Liquidity and Capital Resources

On February 13, 2003, the Company successfully completed a refinancing of its senior debt which, at December 31, 2002, consisted of two term loans outstanding, a $14.1 million loan at a rate of interest at LIBOR plus 2.25% and a $4.1 million loan at a rate of interest at LIBOR plus 1.75%. The refinancing included two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At December 31, 2003, $15.1 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of 0.30%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million plus 50% of net income beginning December 31, 2003. At December 31, 2003, the Company was in compliance with all such financial covenants. At December 31, 2003, the Company was not involved in any derivative financial instruments.
    The Company believes that cash generated from operations together with cash and cash equivalents on hand and the current availability under the revolving line of credit will be sufficient to fund its anticipated current and near term cash requirements. The Company continually evaluates the need and availability of long-term capital in order to fund potential new opportunities. On March 2, 2004, the Company commenced an Exchange Offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 for each $1,000 principal amount of its currently outstanding 7 1/2% Convertible Subordinated Notes due 2006.
    Cash and cash equivalents increased $3.8 million in 2003 compared to increases of $2.6 and $1.8 million in 2002 and 2001, respectively. The increase in 2003 is primarily attributable to proceeds received from sales of vacant land of $2.8 million and the custom sports business of $3.4 million, proceeds from the sale of securities of $0.3 million and operating activities of $5.7 million, offset by the investment in equipment manufactured for rental, expansion of the Company's movie theatre in Durango, Colorado, other equipment purchases of $5.4 million and reduction in long-term debt of $3.7 million. In addition, cash flows from investing activities increased $0.9 million due to distributions received from the MetroLux Theatres joint venture. The increase in 2002 was primarily attributable to proceeds received from sale of a building of $0.8 million and operating activities of $9.2 million, offset by the investment in equipment manufactured for rental and other equipment purchases of $6.4 million and from financing activities of $1.8 million. In addition, cash flows from investing activities increased $0.8 million from the MetroLux Theatres joint venture. The increase in 2001 was primarily attributable to proceeds received from sale of fixed assets of $0.4 million, an increase in financing activities of $1.3 million, principally as a result of increased borrowings under the revolving credit facility, and operating activities of $8.2 million, offset by the investment in equipment manufactured for rental and other equipment purchases of $8.9 million. In addition, cash flows from investing activities increased $0.7 million from the MetroLux Theatres joint venture. The Company experiences a favorable collection cycle on its trade receivables.
    Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The following table summarizes the Company's fixed cash obligations as of December 31, 2003 over the next five fiscal years:


In thousands                 2004       2005        2006        2007       2008
------------               ------    -------      ------      ------     ------
Short-term debt            $2,637    $     -     $     -      $    -     $    -
Long-term debt                  -     14,974      31,466       1,310      3,013
Employment and consulting
  agreement obligations     1,572        917         420         393        393
Operating lease payments      432        381         295         119         96
                           ------    -------     -------      ------     ------
Total                      $4,641    $16,272     $32,181      $1,822     $3,502
                           ======    =======     =======      ======     ======

Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
    The Company's $888,000 investment in the MetroLux Theatres joint venture is accounted for under the equity method of accounting. The Company has guaranteed $1.3 million (60%) of a $2.1 million mortgage loan held by MetroLux Theatres.
    During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $712,000 if, upon default, the lessor cannot recover the unamortized balance.



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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, through August 2002, the Company had hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. The fair value of the Company's fixed rate long-term debt is disclosed in Note 10 to the Consolidated Financial Statements. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Australian and Canadian subsidiaries. A 10% change in the Australian and Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $371,000. The fair value is based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $304,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:



                                               CONSOLIDATED STATEMENTS OF OPERATIONS



In thousands, except per share data        Years ended December 31              2003               2002              2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                                         $19,087            $20,826           $24,405
   Equipment sales                                                            24,737             39,594            32,680
   Theatre receipts and other                                                 13,750             14,471            13,086
                                                                             --------------------------------------------
      Total revenues                                                          57,574             74,891            70,171
                                                                             --------------------------------------------

Operating expenses:
   Cost of equipment rentals and maintenance                                  13,881             13,959            13,528
   Cost of equipment sales                                                    17,500             28,696            22,777
   Cost of theatre receipts and other                                         10,214             11,198            10,330
                                                                             --------------------------------------------
      Total operating expenses                                                41,595             53,853            46,635
                                                                             --------------------------------------------

Gross profit from operations                                                  15,979             21,038            23,536
General and administrative expenses                                           15,124             17,316            17,908
Interest income                                                                  113                177               157
Interest expense                                                              (3,922)            (4,578)           (5,532)
Gain on sale of assets                                                         4,207                314               306
Other income (expense)                                                           (46)               204               106
                                                                             --------------------------------------------
Income (loss) before income taxes and income
      from joint venture                                                       1,207               (161)              665
                                                                             --------------------------------------------

Provision (benefit) for income taxes:
      Current                                                                    652               (369)              (68)
      Deferred                                                                   194                581               621
                                                                             --------------------------------------------
         Total provision for income taxes                                        846                212               553
                                                                             --------------------------------------------

Income from joint venture                                                        693                801               397
                                                                             --------------------------------------------

Net income                                                                   $ 1,054            $   428           $   509
                                                                             ============================================

Earnings per share:
      Basic                                                                  $  0.84            $  0.34           $  0.40
      Diluted                                                                $  0.70            $  0.34           $  0.40

Average common shares outstanding:
      Basic                                                                    1,261              1,261             1,261
      Diluted                                                                  3,421              1,261             1,261
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                 CONSOLIDATED BALANCE SHEETS


In thousands, except share data                  December 31                           2003               2002
--------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 12,022           $  8,270
  Available-for-sale securities                                                         393                522
  Receivables, less allowance of $1,098 - 2003 and $1,009 - 2002                      6,040              7,617
  Unbilled receivables                                                                  729                966
  Inventories                                                                         5,761              7,440
  Prepaids and other                                                                    956                970
                                                                                   ---------------------------
     Total current assets                                                            25,901             25,785
                                                                                   ---------------------------
Rental equipment                                                                     90,500             88,374
  Less accumulated depreciation                                                      49,026             43,423
                                                                                   ---------------------------
                                                                                     41,474             44,951
                                                                                   ---------------------------
Property, plant and equipment                                                        42,007             47,427
  Less accumulated depreciation and amortization                                     11,906             12,170
                                                                                   ---------------------------
                                                                                     30,101             35,257
Goodwill                                                                              1,035              1,264
Other assets                                                                          3,511              3,942
                                                                                   ---------------------------
TOTAL ASSETS                                                                       $102,022           $111,199
                                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  1,592           $  2,754
  Accrued liabilities                                                                 6,935              7,414
  Current portion of long-term debt                                                   2,637              3,763
                                                                                   ---------------------------
     Total current liabilities                                                       11,164             13,931
                                                                                   ---------------------------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                                     30,177             30,177
  9 1/2% subordinated debentures due 2012                                             1,057              1,057
  Notes payable                                                                      29,271             35,975
                                                                                   ---------------------------
                                                                                     60,505             67,209
Deferred revenue, deposits and other                                                  2,052              2,942
Deferred income taxes                                                                 4,265              4,092
                                                                                   ---------------------------
Commitments and contingencies
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized
    2,452,900 shares issued in 2003 and 2002                                          2,453              2,453
  Class B  - $1 par value - 1,000,000 shares authorized
    287,505 shares issued in 2003 and 2002                                              287                287
  Additional paid-in-capital                                                         13,901             13,901
  Retained earnings                                                                  20,490             19,612
  Accumulated other comprehensive loss                                               (1,258)            (1,391)
                                                                                   ---------------------------
                                                                                     35,873             34,862
  Less treasury stock - at cost - 1,479,688 shares in 2003 and 2002
    (excludes additional 287,505 shares held in 2003 and 2002
    for conversion of Class B stock)                                                 11,837             11,837
                                                                                   ---------------------------
    Total stockholders' equity                                                       24,036             23,025
                                                                                   ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $102,022           $111,199
                                                                                   ===========================
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS



In thousands                    Years ended December 31                                   2003          2002          2001
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                            $  1,054       $   428       $   509
    Adjustment to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                        9,983        10,247        10,067
    Income from joint venture                                                             (693)         (801)         (397)
    Deferred income taxes                                                                  204           581           621
    Gain on sale of assets                                                              (4,207)         (314)         (306)
    Write down of available-for-sale securities                                            129             -             -
    Gain on sale of available-for-sale securities                                          (28)            -             -
    Gain on repurchase of Company's 7 1/2% convertible subordinated notes                    -             -            (5)
    Changes in operating assets and liabilities:
       Receivables                                                                       1,286         1,750        (1,667)
       Inventories                                                                         886          (603)          944
       Prepaids and other assets                                                          (404)         (196)          (28)
       Accounts payable and accruals                                                    (1,629)       (1,926)         (256)
       Deferred revenue, deposits and other                                               (890)           32        (1,298)
                                                                                      ------------------------------------
          Net cash provided by operating activities                                      5,691         9,198         8,184
                                                                                      ------------------------------------
Cash flows from investing activities
Equipment manufactured for rental                                                       (4,183)       (5,625)       (7,978)
Purchases of property, plant and equipment                                              (1,249)         (750)         (878)
Purchases of available-for-sale securities                                                (113)            -             -
Proceeds from joint venture                                                                900           775           734
Proceeds from sale of securities                                                           312             -             -
Proceeds from sale of assets                                                             6,245           758           423
                                                                                      ------------------------------------
          Net cash provided by (used in) investing activities                            1,912        (4,842)       (7,699)
                                                                                      ------------------------------------
Cash flows from financing activities
Proceeds from long-term debt                                                            17,438         2,233         4,130
Payments of long-term debt                                                             (21,113)       (3,842)       (2,643)
Repurchase of Company's 7 1/2% convertible subordinated notes                                -             -           (15)
Cash dividends                                                                            (176)         (176)         (178)
                                                                                      ------------------------------------
          Net cash provided by (used in) financing activities                           (3,851)       (1,785)        1,294
                                                                                      ------------------------------------
Net increase in cash and cash equivalents                                                3,752         2,571         1,779
Cash and cash equivalents at beginning of year                                           8,270         5,699         3,920
                                                                                      ------------------------------------
Cash and cash equivalents at end of year                                              $ 12,022       $ 8,270       $ 5,699
                                                                                      ====================================
--------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $  3,661       $ 4,253       $ 5,241
Interest received                                                                          176           190           187
Income taxes paid (refunded)                                                               272          (523)          411
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                        Accumulated
                                                                                                                              Other
                                                                                     Additional                       Comprehensive
In thousands, except share data                     Common Stock          Class B       Paid-in   Treasury   Retained        Income
For the three years ended December 31, 2003       Shares    Amount     Shares Amount    Capital      Stock   Earnings         (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001                          2,445,562   $2,445   294,843   $295    $13,901   $(11,837)   $19,029       $  (137)
Net income                                               -        -         -      -          -          -        509             -
Cash dividends                                           -        -         -      -          -          -       (178)            -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation               -        -         -      -          -          -          -            19
   Unrealized holding loss                               -        -         -      -          -          -          -            (9)
   Minimum pension liability adjustment                  -        -         -      -          -          -          -          (373)
   Unrealized derivative loss                            -        -         -      -          -          -          -           (96)
Class B conversion to common stock                   7,338        8    (7,338)    (8)         -          -          -             -
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2001                        2,452,900    2,453   287,505    287     13,901    (11,837)    19,360          (596)
Net income                                               -        -         -      -          -          -        428             -
Cash dividends                                           -        -         -      -          -          -       (176)            -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation               -        -         -      -          -          -          -           (56)
   Unrealized holding loss                               -        -         -      -          -          -          -           (14)
   Minimum pension liability adjustment                  -        -         -      -          -          -          -          (821)
   Unrealized derivative gain                            -        -         -      -          -          -          -            96
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2002                        2,452,900    2,453   287,505    287     13,901    (11,837)    19,612        (1,391)
Net income                                               -        -         -      -          -          -      1,054             -
Cash dividends                                           -        -         -      -          -          -       (176)            -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation               -        -         -      -          -          -          -           179
   Unrealized holding gain                               -        -         -      -          -          -          -            25
   Reclassification adjustment on securities             -        -         -      -          -          -          -            78
   Minimum pension liability adjustment                  -        -         -      -          -          -          -          (149)
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2003                        2,452,900   $2,453   287,505   $287    $13,901   $(11,837)   $20,490       $(1,258)
                                                 ==================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


In thousands                       Years ended December 31          2003        2002         2001
-------------------------------------------------------------------------------------------------

Net income                                                        $1,054     $   428        $ 509
                                                                  -------------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation                            179         (56)          19
  Unrealized holding gain (loss) on securities                        42          (8)         (16)
  Reclassification adjustment on securities                          129           -            -
  Minimum pension liability adjustment                              (247)     (1,368)        (621)
  Unrealized derivative gain (loss)                                    -         174         (174)
  Income tax benefit related to items of other
    comprehensive income                                              30         463          333
                                                                  -------------------------------
Total other comprehensive income (loss), net of tax                  133        (795)        (459)
                                                                  -------------------------------
Comprehensive income (loss)                                       $1,187     $  (367)       $  50
                                                                  ===============================
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of cinemas.

Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the "Company"). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is included in other assets in the Consolidated Balance Sheets and is recorded as a separate line in the Consolidated Statements of Operations.
    Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory reserves, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
    Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
    Available-for-sale securities: Available-for-sale securities consist of mutual fixed income funds and equity securities and are stated at fair value with changes in fair value reflected in other comprehensive income (loss).
    Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:


In thousands                         2003         2002        2001
------------                         ----         ----        ----
Balance at beginning of year       $1,009       $  465       $ 311
  Provisions                          724          835         298
  Deductions                         (635)        (291)       (144)
                                   ------       ------       -----
Balance at end of year             $1,098       $1,009       $ 465
                                   ======       ======       =====

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

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
    Goodwill and intangibles: The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss. In connection with the sale of the custom sports business in the first quarter of 2003 (see Note 7), the Company reduced goodwill by $229,000.
    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; non-compete agreements over their terms of seven and ten years; deferred financing costs over the life of the related debt of two to 20 years; and other intangibles over ten years. The Company periodically evaluates the value of its goodwill and the period of amortization of its other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. The Company performed the annual impairment tests for goodwill as of October 1, 2003 and 2002, and determined that goodwill was not impaired as of those dates. Other intangible assets are evaluated when indicators of impairment exist.
    Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of eight to 15 years using an accelerated method, which contemplates contract expiration, fall-out and non-renewal.
    Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
    Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to significant change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Theatre receipts and other revenues are recognized at time service is provided.

    Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
    Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
    Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows.
    Stock-based compensation plans: The Company records compensation expense for its stock-based employee compensation plans, which are described more fully in Note 14, in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. During 2003, 2002 and 2001, the Company issued all stock options at 100% of market value at date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), that amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."
The Company adopted the disclosure provisions of SFAS 148 at December 31, 2002.


The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


In thousands, except per share data                     2003         2002        2001
-----------------------------------                     ----         ----        ----
Net income, as reported                               $1,054        $ 428       $ 509
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net of tax      17           51           5
                                                      ------        -----       -----
Pro forma net income                                  $1,037        $ 377       $ 504
                                                      ======        =====       =====
Earnings per share:
  Basic, as reported                                  $ 0.84        $0.34       $0.40
                                                      ------        -----       -----
  Diluted, as reported                                $ 0.70        $0.34       $0.40
                                                      ------        -----       -----
  Basic, pro forma                                    $ 0.82        $0.30       $0.40
                                                      ------        -----       -----
  Diluted, pro forma                                  $ 0.70        $0.30       $0.40
                                                      ------        -----       -----

Accounting pronouncements: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The provisions of FIN 45, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the Company's financial statements. The disclosure requirements were effective for the quarter ended March 31, 2003 (see Note 16).
    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivatives and Hedging Activities." The Company does not currently engage in hedging activities and the adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.
    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at July 1, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.
    In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements on March 31, 2004.
    Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in accumulated other comprehensive loss until realized. Adjustments of $103,000 and ($14,000) were made to equity to reflect the net unrealized gains (losses) on available-for-sale securities at December 31, 2003 and 2002, respectively. During the second quarter of 2003, the Company wrote down available-for-sale securities by $129,000 to reflect losses that were considered to be other than temporary. The Company realized gains of $28,000 on the sales of available-for-sale securities during 2003.

Available-for-sale securities consist of the following:


                                   2003                            2002
                             ------------------              ------------------
                              Fair   Unrealized              Fair    Unrealized
In thousands                 Value       Losses              Value       Losses
------------                 -----   ----------              -----   ----------
Mutual funds                  $349          $11               $522         $182
Equity securities               44            -                  -            -
                              ----          ---               ----         ----
                              $393          $11               $522         $182
                              ====          ===               ====         ====

3.  Inventories

Inventories consist of the following:


In thousands                             2003               2002
------------                             ----               ----
Raw materials and spare parts          $3,881             $4,663
Work-in-progress                        1,234              1,384
Finished goods                            646              1,393
                                       ------             ------
                                       $5,761             $7,440
                                       ======             ======

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:


In thousands                               2003               2002
------------                               ----               ----
Land, buildings and improvements        $32,745            $36,529
Machinery, fixtures and equipment         8,271              9,918
Leaseholds and improvements                 991                980
                                        -------            -------
                                        $42,007            $47,427
                                        =======            =======

Land, buildings and equipment having a net book value of $26.8 million and $33.0 million at December 31, 2003 and 2002, respectively, were pledged as collateral under mortgage agreements.


5.  Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired and all of such goodwill relates to the outdoor display segment. The Company adopted the provisions of SFAS 142, effective January 1, 2002. Under SFAS 142, goodwill assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist.
    In accordance with SFAS 142, prior period amounts were not restated. Reconciliation of the previously reported net income and earnings per share for the year ended December 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:


In thousands, except per share data                  2001
-----------------------------------                  ----
Net income, as reported                             $ 509
Goodwill amortization, net of income taxes             58
                                                    -----
Net income, adjusted                                $ 567
                                                    =====

Earnings per share - basic and diluted, as reported $0.40
Goodwill amortization, net of income taxes           0.05
                                                    -----
Earnings per share - basic and diluted, adjusted    $0.45
                                                    =====

In connection with the sale of the custom sports business in the first quarter of 2003 (see Note 7), the Company reduced goodwill by $229,000.


6.  Other Assets

Other assets consist of the following:


In thousands                                               2003        2002
------------                                               ----        ----
Deferred financing costs, net of accumulated
  amortization of $1,495 - 2003 and $1,235 - 2002        $1,013      $1,145
Investment in joint venture (see Note 18)                   888       1,091
Prepaids                                                    548         635
Noncompete agreements, net of accumulated
  amortization of $185 - 2003 and $122 - 2002               421          34
Maintenance contracts, net of accumulated
  amortization of $2,130 - 2003 and $2,061 - 2002           257         326
Deposits and other                                          384         711
                                                         ------      ------
                                                         $3,511      $3,942
                                                         ======      ======

Deferred financing costs relate to the issuance of the 7 1/2% convertible subordinated notes, the 9 1/2% subordinated debentures, mortgages and other financing agreements.
    Noncompete agreements relate to the acquisition of one of the outdoor businesses, the acquisition of theatre leases and a restrictive covenant agreement, entered into during October 2002 with the owner of the Dillon Center complex ("Owner"), in Dillon, Colorado where the Company operates a six-plex theatre in the same community, restricting the Owner from constructing, operating, using or maintaining a movie theatre within the Dillon Center complex for a 15-year period ending January 31, 2018. The amount of the restrictive covenant agreement totaled $450,000, which was paid by the Company during 2003.
    Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
    Future amortization expense of intangible assets over the next five years is expected as follows: $430,000 - 2004, $393,000 - 2005, $284,000 - 2006,
$114,000 - 2007, $113,000 - 2008.


7.  Sale of Assets

On June 30, 2003, the Company sold a parcel of vacant land adjacent to its corporate headquarters in Norwalk, Connecticut for a cash price of $3.0 million. The Company recorded a gain of approximately $1.5 million, net of tax, on the sale.
    On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $876,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was included in the recorded gain. As part of sale, the Company would reacquire any sold accounts receivable greater than 90 days old. During 2003, the Company reacquired $108,000 of sold accounts receivable greater than 90 days old.


8.  Taxes on Income

The components of income tax expense are as follows:


In thousands                 2003        2002        2001
------------                 ----        ----        ----
Current:
  Federal                    $  -       $(704)      $(413)
  State and local             110          (3)         27
  Foreign                     542         338         318
                             ----       -----       -----
                              652        (369)        (68)
                             ----       -----       -----

Deferred:
  Federal                     157         600         605
  State and local              37         (19)         16
                             ----       -----       -----
                              194         581         621
                             ----       -----       -----
Total income tax expense     $846       $ 212       $ 553
                             ====       =====       =====

Income taxes provided differed from the expected federal statutory rate of 34% as follows:



In thousands                                       2003         2002         2001
                                                   ----         ----         ----
Statutory federal income tax rate                  34.0%        34.0%        34.0%
State income taxes, net of federal benefit          5.1         (2.3)         2.7
Foreign operating losses (income) not providing
  current tax benefit (expense)                    (4.5)       (20.9)         2.9
Foreign income taxed at different rates             6.0         14.3          8.0
Unused income tax credits                             -          6.8          1.4
Other                                               3.9          1.3          3.0
                                                   ----         ----         ----
Effective income tax rate                          44.5%        33.2%        52.0%
                                                   ====         ====         ====

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

In thousands                                      2003          2002
------------                                      ----          ----
Deferred tax asset:
  Tax credit carryforwards                     $ 1,050       $ 1,051
  Operating loss carryforwards                   5,900         5,689
  Net pension costs                                700           834
  Bad debts                                        394           377
  Other                                            570           548
  Valuation allowance                             (156)         (227)
                                               -------       -------
                                                 8,458         8,272
                                               -------       -------
Deferred tax liability:
  Depreciation                                  11,840        11,503
  Gain on purchase of the Company's
    9 1/2% subordinated debentures                 439           439
  Other                                            444           422
                                               -------       -------
                                                12,723        12,364
                                               -------       -------
Net deferred tax liability                     $ 4,265       $ 4,092
                                               =======       =======

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $14.4 million, which begin to expire in 2019.

    A valuation allowance has been established for the amount of deferred tax assets related to state net operating loss carryforwards, which management estimates will more likely than not expire unused.


9.  Accrued Liabilities

Accrued liabilities consist of the following:


In thousands                                  2003              2002
------------                                  ----              ----
Pension liability (see Note 13)             $1,908            $2,325
Compensation and employee benefits           1,382             1,573
Taxes payable                                  482               146
Interest payable                               399               474
Warranty obligations                           308               541
Other                                        2,456             2,355
                                            ------            ------
                                            $6,935            $7,414
                                            ======            ======

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

A summary of the warranty liabilities at December 31, follows:

In thousands                       2003         2002         2001
------------                       ----         ----         ----

Balance at beginning of year      $ 541        $ 310        $ 350
  Provisions                         29          594          175
  Deductions                       (262)        (363)        (215)
                                  -----        -----        -----
Balance at end of year            $ 308        $ 541        $ 310
                                  =====        =====        =====

10.  Long-Term Debt

Long-term debt consist of the following:


  In thousands                                          2003         2002
  ------------                                          ----         ----
  7 1/2% convertible subordinated notes due 2006     $30,177      $30,177
  9 1/2% subordinated debentures due 2012              1,057        1,057
  Term loans - banks secured, due in quarterly
   installments through 2005                          15,105       18,196
  Real estate mortgages - secured, due in monthly
   installments through 2020                          16,525       17,017
  Loan payable - IRB                                       -        4,155
  Loan payable - CEBA, secured, due in monthly
   installments through 2006 at 0.0% and 6.0%            278          328
  Capital lease obligation - secured, at 5.3%              -           42
                                                     -------      -------
                                                      63,142       70,972
  Less portion due within one year                     2,637        3,763
                                                     -------      -------
  Long-term debt                                     $60,505      $67,209
                                                     =======      =======

Payments of long-term debt due for the next five years are:


In thousands       2004       2005       2006       2007       2008
------------       ----       ----       ----       ----       ----
                 $2,637    $14,974    $31,466     $1,310     $3,013
                 ------    -------    -------     ------     ------

The 7 1/2% convertible subordinated notes (the "Notes") are due in 2006. Interest is payable semiannually. The Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Notes may be redeemed by the Company, in whole or in part, at declining premiums. The related Indenture agreement requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. During 2001, the Company repurchased $20,000 face value of its Notes at $77.00, and recognized $2,000 of income (net of tax). During March 2004, the Company commenced an Exchange Offer of its Notes (see Note 19).
    The 9 1/2% subordinated debentures (the "Debentures") are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
    During the first quarter of 2003, the Company successfully completed a refinancing of its senior debt, which includes two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.43% at December 31, 2003) and maturing September 30, 2005. At December 31, 2003, the entire revolving credit facility was available as none had been drawn. The credit agreement requires an annual facility fee on the unused commitment of 0.30%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $19.5 million, plus 50% of net income beginning December 31, 2003. At December 31, 2003, the Company was in compliance with such financial covenants.
    At December 31, 2003, the Company was not involved in any derivative financial instruments. On January 1, 2001, the Company adopted the provisions of SFAS 133 and recorded a cumulative effect of an accounting change, net of tax, of approximately $15,000 in other comprehensive loss.
    The Company has mortgages on certain of its facilities, which are payable in monthly installments, the last of which extends to 2020. Depending upon the mortgage, the interest rate is either floating or adjustable. At
December 31, 2003, such interest rates ranged from 2.94% to 4.00%.
    On March 28, 2003, the Company sold its custom sports business located in Logan, Utah. Part of the purchase price was the assumption of two outstanding Industrial Revenue Bonds totaling $4.2 million (see Note 7).
    During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred revenue, deposits and other in the Consolidated Balance Sheets prior to December 31, 2002. The loans were forgiven on a pro-rata basis when predetermined employment levels were attained. As of December 31, 2002, the Company did not meet the maximum specified employment levels and, accordingly, is required to repay the non-forgiven portion, although during 2003 none was required to be repaid. At December 31, 2003, the non-forgiven amount totaled $133,333 and is expected to be payable in even monthly installments over two years at 6.0% interest.
    During 2003, the Company incurred interest costs of $3.9 million. At December 31, 2003, the fair value of the Notes and the Debentures was $28.4 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.

11.  Stockholders' Equity

    During 2003, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2003 and January 2004. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.
    The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
    The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
    Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.2 million at December 31, 2003 and 2002.

12.  Engineering Development

Engineering development expense was $469,000, $496,000 and $297,000 for 2003, 2002, and 2001, respectively.

13.  Pension Plan

    All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan has been frozen.
    For 2003 and 2002, due primarily to a drop in the discount rate and the effect of the plan's investment experience at the December 31 measurement date on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. The Company's pension obligations for this plan exceeded plan assets by $3.3 million at December 31, 2003.
    The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.
Risk tolerance is established through careful consideration of plan liabilities,
plan funded status and corporate financial condition.   The portfolio contains a
diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

At December 31, 2003 and 2002, the Company's pension plan weighted-average asset allocations by asset category are as follows:


                                        2003               2002
                                        ----               ----
Guaranteed investment contracts         55.8%              78.5%
Equity and index funds                  40.7               17.6
Bonds                                    2.5                2.9
Money market funds                       1.0                1.0
                                       ------             ------
                                       100.0%             100.0%
                                       ======             ======

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2003 and 2002.

The funded status of the plan as of December 31, 2003 and 2002 is as follows:


  In thousands                                               2003           2002
  ------------                                               ----           ----
  Change in benefit obligation:
  -----------------------------
  Benefit obligation at beginning of year                 $ 9,476        $ 8,861
  Service cost                                                509            556
  Interest cost                                               593            602
  Actuarial loss                                              613            704
  Amendments to plan                                            -             67
  Curtailment                                                (195)             -
  Benefits paid                                              (927)        (1,314)
                                                          -------        -------
  Benefit obligation at end of year                       $10,069        $ 9,476
                                                          =======        =======


  Change in plan assets:
  ----------------------
  Fair value of plan assets at beginning of year           $5,684        $ 5,847
  Actual return on plan assets                                605            (80)
  Company contributions                                     1,450          1,231
  Benefits paid                                              (927)        (1,314)
                                                           ------        -------
  Fair value of plan assets at end of year                 $6,812        $ 5,684
                                                           ======        =======

  Funded status:
  --------------
  Funded status (underfunded)                             $(3,257)       $(3,792)
  Unrecognized net actuarial loss                           3,586          3,457
  Unrecognized prior service cost                             144            225
                                                          -------        -------
  Net amount                                              $   473        $  (110)
                                                          =======        =======

  Amounts recognized in the balance sheet consist of:
  ---------------------------------------------------
  Accrued benefit liability                              $(1,908)        $(2,325)
  Unrecognized prior service cost                            144             225
  Accumulated other comprehensive loss                     2,237           1,990
                                                         -------         -------
  Net amount                                             $   473         $  (110)
                                                         =======         =======


  Weighted average assumptions as of December 31:
  -----------------------------------------------
  Discount rate:
    Components of cost                                     6.75%           7.25%
    Benefit obligations                                    6.25%           6.75%
  Expected return on plan assets                           8.75%           8.75%
  Rate of compensation increase                            3.00%           3.25%


The accumulated benefit obligation at December 31, 2003 and 2002 was $8.7 million and $8.0 million, respectively. The Company estimates that approximately $166,000 in contributions will be made in 2004.

The following items are components of the net periodic pension cost for the three years ended December 31, 2003:


In thousands                                     2003              2002              2001
------------                                     ----              ----              ----
Service cost                                    $ 509             $ 556             $ 568
Interest cost                                     593               602               560
Expected return on plan assets                   (537)             (547)             (537)
Amortization of prior service cost                 19                18                 2
Amortization of net actuarial loss                221               126                90
Curtailment                                        62                 -                 -
                                                -----             -----             -----
Net periodic pension cost - funded plan         $ 867             $ 755             $ 683
                                                =====             =====             =====


In addition, the Company provided unfunded supplemental retirement benefits for the retired former Chief Executive Officer. During 2003 and 2002, the Company made payments totaling $174,000 and $332,000, respectively for such benefits.
In 2002, the Company accrued $50,000 for such benefits, and in 2001, the Company recognized a benefit of $127,000 due to amendments to the pension plan. The total liability accrued was $174,000 at December 31, 2002, which was paid during 2003.
     The Company does not offer any post-retirement benefits other than the pension and the supplemental retirement benefits described herein.

14.  Stock Option Plans

The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. During 2001, the Company adopted a Non-Statutory Stock Option Agreement reserving 10,000 shares of Common Stock issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

                                                                           Weighted
                                             Number of Shares               Average
                                 --------------------------------------    Exercise
                                 Authorized       Granted     Available       Price
                                 ----------       -------     ---------       -----
Balance January 1, 2001             174,859       130,159        44,700       $9.26
Additional shares authorized         10,000             -        10,000           -
Terminated                                -       (32,100)       32,100        8.86
Granted                                   -        13,500       (13,500)       4.18
                                    -------       -------       -------        ----
Balance December 31, 2001           184,859       111,559        73,300        8.75
Terminated                          (21,720)      (57,420)       35,700        9.86
Granted                                   -        29,500       (29,500)       5.48
                                    -------       -------       -------        ----
Balance December 31, 2002           163,139        83,639        79,500        6.84
Terminated                           (2,400)       (9,600)        7,200        7.81
Granted                                   -         5,000        (5,000)       5.16
                                    -------       -------       -------       -----
Balance December 31, 2003           160,739        79,039        81,700       $6.61
                                    =======       =======       =======       =====



Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2003, under the 1995 Plan, options for 51,039 shares with exercise prices ranging from $5.40 to $15.1875 per share were outstanding, all were exercisable. During 2003, no options were exercised, and options for 6,700 shares expired. During 2002, options for 27,500 shares were granted at exercise prices ranging from $5.40 to $6.10 per share, no options were exercised, and options for 28,700 shares expired. During 2001, no options were exercised, and options for 30,600 shares expired.
     At December 31, 2003, under the 1992 Plan, options for 4,500 shares with an exercise price of $9.6875 per share were outstanding, all of which were exercisable. During 2003, no options were exercised, and options for 2,400 shares expired. During 2002, no options were exercised, and options for 21,720 shares expired. During 2001, no options were exercised, and no options expired. No further options may be granted under this plan.
     Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2003, options for 13,500 shares with exercise prices ranging from $4.025 to $13.00 per share were outstanding, 8,500 of which were exercisable. During 2003, options for 5,000 shares were granted with exercise prices ranging from $4.95 to $7.00, no options were exercised, and options for 500 shares expired. During 2002, options for 2,000 shares were granted with exercise prices ranging from $5.40 to $6.55, no options were exercised, and options for 7,000 shares expired. During 2001, options for 3,500 shares were granted with exercise prices ranging from $4.025 to $6.15, no options were exercised, and options for 1,500 shares expired.
     Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2003, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2003 and 2002, no options were exercised and no options expired. During 2001, options for 10,000 shares were granted at an exercise price of $4.025, no options were exercised and no options expired.


     The following tables summarize information about stock options outstanding at December 31, 2003:

                                               Weighted
                                                Average             Weighted
Range of                  Number              Remaining              Average
Exercise Prices      Outstanding       Contractual Life       Exercise Price
---------------      -----------       ----------------       --------------
$ 4.03 - $6.15            47,500                    7.4               $ 5.05
  6.16 -  7.00             1,000                    5.1                 6.78
  7.01 -  8.13            11,239                    1.6                 8.11
  8.14 -  9.69            17,000                    3.5                 9.18
  9.70 - 11.44             1,000                    3.2                11.44
 11.45 - 15.19             1,300                    1.2                13.50
                          ------                    ---               ------
                          79,039                    5.5               $ 6.61
                          ======                    ===               ======


                                                                    Weighted
Range of                                  Number                     Average
Exercise Prices                      Exercisable              Exercise Price
----------------                     -----------              --------------
$ 4.03 - $6.15                            43,000                      $ 5.06
  6.16 -  7.00                               500                        6.55
  7.01 -  8.13                            11,239                        8.11
  8.14 -  9.69                            17,000                        9.18
  9.70 - 11.44                             1,000                       11.44
 11.45 - 15.19                             1,300                       13.50
                                          ------                      ------
                                          74,039                      $ 6.71
                                          ======                      ======


The estimated fair value of options granted during 2003, 2002 and 2001 was $2.18, $2.71 and $1.81 per share, respectively. The fair value of options granted under the Company's stock option plans during 2003, 2002 and 2001 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:


                                2003              2002            2001
                                ----              ----            ----
Dividend yield                  2.50%             2.51%           2.72%
Expected volatility            46.00%            47.00%          41.00%
Risk free interest rate         4.94%             4.78%           5.46%
Expected lives of
  option grants (years)         4.0               4.0             4.0



15.  Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. The weighted average number of outstanding stock options, which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive, aggregated 34,539 in 2003.

The following table sets forth the computation of basic and diluted earnings per share:


 In thousands, except per share data                         2003          2002          2001
 -----------------------------------                         ----          ----          ----
Numerator:
   Net income                                              $1,054        $  428        $  509
   Add interest expense on 7.5% convertible subordinate
      notes, net of tax                                     1,356             -             -
                                                           ------        ------        ------
   Net income, adjusted                                    $2,410        $  428        $  509
                                                           ======        ======        ======
Denominator:
   Basic - weighted average common shares outstanding       1,261         1,261         1,261
   Dilutive effect of:
      Convertible notes                                     2,153             -             -
      Stock options                                             7             -             -
                                                           ------        ------        ------
   Diluted common shares outstanding                        3,421         1,261         1,261
                                                           ======        ======        ======

Earnings per share - basic                                 $ 0.84        $ 0.34        $ 0.40
                                                           ------        ------        ------
Earnings per share - diluted                               $ 0.70        $ 0.34        $ 0.40
                                                           ------        ------        ------


16.  Commitments and Contingencies

Contingencies: The Company has employment agreements with certain executive officers, which expire at various dates through March 2006, and a consulting agreement with a certain board member who is a former officer of the Company, which expires December 2011. At December 31, 2003, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $4.9 million.
    During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred revenue, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state, which were satisfied, and maintaining business operations within the state for a specified period of time.
    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management has received certain claims by customers related to contractual matters, which are being discussed, and believes that it has adequate provisions for such matters.
    Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2003 are as follows: $431,500 - 2004, $381,200 - 2005, $294,700 - 2006, $119,300 - 2007,
$96,400 - 2008, $1,051,200 - thereafter.  Rent expense was $528,000, $643,000 and $553,000 for the years ended December 31, 2003, 2002 and 2001, respectively.
    Guarantees: The Company has guaranteed $1.3 million (60%) of a $2.1 million mortgage loan held by its joint venture, MetroLux Theatres, until December 2008.
    During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $711,700 if, upon default, the lessor cannot recover the unamortized balance.


17.  Business Segment Data

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

Information about the Company's operations in its three business segments for the three years ended December 31, 2003 is as follows:


  In thousands                                         2003             2002             2001
  ------------                                         ----             ----             ----
  Revenues:
   Indoor display                                  $ 19,579         $ 21,829          $25,449
   Outdoor display                                   24,245           38,591           31,636
   Entertainment/real estate                         13,750           14,471           13,086
                                                   --------         --------          -------
  Total revenues                                   $ 57,574         $ 74,891          $70,171
                                                   ========         ========          =======
  Operating income:
   Indoor display                                  $  2,848         $  5,324          $ 7,931
   Outdoor display                                     (263)             803            1,563
   Entertainment/real estate                          3,587            3,474            2,534
                                                   --------         --------          -------
  Total operating income                              6,172            9,601           12,028
  Other income                                        4,161              519              412
  Corporate general and administrative expenses      (4,624)          (5,079)          (6,003)
  Interest expense - net                             (3,809)          (4,401)          (5,375)
  Income tax provision                                 (846)            (212)            (553)
                                                   --------         --------          -------
  Net income                                       $  1,054         $    428          $   509
                                                   ========         ========          =======

  Assets:
   Indoor display                                  $ 37,893         $ 40,139
   Outdoor display                                   25,068           35,331
   Entertainment/real estate                         26,283           26,421
                                                   --------         --------
  Total identifiable assets                          89,244          101,891
  General corporate                                  12,778            9,308
                                                   --------         --------
  Total assets                                     $102,022         $111,199
                                                   ========         ========
  Depreciation and amortization:
   Indoor display                                  $  6,081         $  5,940          $ 5,643
   Outdoor display                                    2,484            2,911            2,977
   Entertainment/real estate                            933              924              935
   General corporate                                    485              472              512
                                                   --------         --------          -------
  Total depreciation and amortization              $  9,983         $ 10,247          $10,067
                                                   ========         ========          =======
  Capital expenditures:
   Indoor display                                  $  3,927         $  4,258          $ 6,502
   Outdoor display                                      723            1,678            1,801
   Entertainment/real estate                            724              337              435
   General corporate                                     58              102              118
                                                   --------         --------          -------
  Total capital expenditures                       $  5,432         $  6,375          $ 8,856
                                                   ========         ========          =======


18.  Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method. The following summary information relates to MetroLux as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.


  In thousands                                    2003          2002          2001
  ------------                                    ----          ----          ----
  Revenues                                      $3,996        $4,116        $3,538
  Gross profit                                   1,358         1,447         1,108
  Other income (expense)                           138           296          (204)
  Net income                                     1,384         1,602           794
  Company's share of partnership net income        693           801           397
                                                 -----         -----         -----

  Current assets                                   341           850
  Noncurrent assets                              3,937         4,130
                                                 -----         -----
  Total assets                                   4,278         4,980
                                                 -----         -----

  Current liabilities                              653           701
  Noncurrent liabilities                         1,859         2,097
                                                 -----         -----
  Total liabilities                              2,512         2,798
                                                 -----         -----

  Company's equity in partnership net assets    $  888        $1,091




19.  Subsequent Event

On March 2, 2004, the Company commenced an Exchange Offer ("Exchange Offer") offering to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 ("New Notes") for each $1,000 principal amount of its currently outstanding 7 1/2% Convertible Subordinated Notes due 2006 ("Old Notes"). The Exchange Offer will be for up to $15.0 million principal amount, representing approximately 49.7% of the $30.2 million outstanding principal amount of the Old Notes. If more than $15.0 million principal amount of the Old Notes is tendered, all tenders will be accepted on a pro rata basis unless the Company elects to accept all such tendered Old Notes. If less than $4.0 million principal amount of the Old Notes is tendered, the Company reserves the right to either accept or reject such lesser tendered amount. The New Notes will be senior to the Old Notes and the Debentures. The New Notes will pay a higher interest rate than the Old Notes, and have a longer maturity, later call date, a lower conversion price of $9.00 per share compared to the conversion price of $14.013 per share of the Old Notes, and be convertible into Common Stock through March 1, 2007. The Exchange Offer currently expires on March 31, 2004.


Independent Auditors' Report

To the Board of Directors and Stockholders of Trans-Lux Corporation:

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2002 and 2001 financial statements of MetroLux Theatres, the Company's joint venture investment which is accounted for by use of the equity method. The Company's equity of $1,091,000 in MetroLux Theatres' net assets at December 31, 2002 and of $801,000 and $397,000 in that company's net income for the years ended December 31, 2002 and 2001, respectively are included in the accompanying 2002 and 2001 financial statements. The 2002 and 2001 financial statements of MetroLux Theatres were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such company in the 2002 and 2001 financial statements, is based solely on the reports of such other auditors.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
    As discussed in Note 5 of the Notes to the Consolidated Financial Statements, as of January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 24, 2004

Partners
MetroLux Theatres
Norwalk, Connecticut

                          Independent Auditor's Report

We have audited the accompanying balance sheets of MetroLux Theatres as of December 31, 2003 and 2002 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Kellogg & Andelson


February 26, 2004
Sherman Oaks, California

                               METROLUX THEATRES

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                             (Dollars in thousands)

                                     ASSETS



                                                           2003           2002
                                                         -------       -------
CURRENT ASSETS:
  Cash                                                   $   299       $   820
  Concession supplies                                         13             9
  Prepaid expenses and other current assets                   15            17
  Due from partners                                           14             4
                                                         -------       -------
      Total current assets                                   341           850

PROPERTY AND EQUIPMENT, net                                3,917         4,105

INTANGIBLE ASSETS, net                                        20            25
                                                         -------       -------
                                                         $ 4,278       $ 4,980
                                                         =======       =======


                      LIABILITIES AND PARTNERS' EQUITY



CURRENT LIABILITIES:
  Film rentals payable                                   $   159       $   176
  Accounts payable and accrued expenses                      171           215
  Current portion of long-term debt                          238           223
  Deferred revenues                                           85            87
                                                         -------       -------
      Total current liabilities                              653           701


LONG-TERM DEBT, net of current portion                     1,859         2,097
                                                         -------       -------

      Total liabilities                                    2,512         2,798

COMMITMENTS                                                    -             -

PARTNERS' EQUITY                                           1,766         2,182
                                                         -------       -------
                                                         $ 4,278       $ 4,980
                                                         =======       =======


                               METROLUX THEATRES

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (Dollars in thousands)




                                                           2003           2002
                                                        -------        -------
OPERATING REVENUES:
  Theatre operations
    Admissions                                          $ 2,765        $ 2,810
    Concessions                                           1,162          1,219
    Other operating revenue                                  69             87
                                                        -------        -------
      Total operating revenues                            3,996          4,116
                                                        -------        -------

OPERATING EXPENSES:
  Theatre operations
  Film costs and advertising                              1,566          1,544
  Cost of concessions                                       183            239
  Other operating expenses                                  889            886
  Administrative expenses                                   112            141
                                                        -------        -------
       Total operating expenses                           2,750          2,810
                                                        -------        -------
INCOME FROM OPERATIONS                                    1,246          1,306
                                                        -------        -------

OTHER INCOME (EXPENSE):
  Interest income                                             1              1
  Gain on sale of property and equipment                    248            405
  Interest expense                                          (88)          (110)
  Write off of construction in progress                     (23)             -
                                                        -------        -------
        Net other income                                    138            296
                                                        -------        -------
NET INCOME                                              $ 1,384        $ 1,602
                                                        =======        =======


                               METROLUX THEATRES

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (Dollars in thousands)




                                                         Trans-Lux
                                      Metro Colorado     Loveland
                                       Corporation      Corporation     Total
                                      --------------    -----------   ---------
PARTNERS' EQUITY, January 1, 2002         $  1,065      $  1,065      $   2,130

PARTNERSHIP DISTRIBUTIONS                     (775)         (775)        (1,550)

NET INCOME                                     801           801          1,602
                                          --------      --------      ---------

PARTNERS' EQUITY, December 31, 2002          1,091         1,091          2,182

PARTNERSHIP DISTRIBUTIONS                     (900)         (900)        (1,800)

NET INCOME                                     692           692          1,384
                                          --------      --------      ---------

PARTNERS' EQUITY, December 31, 2003       $    883      $    883      $   1,766
                                          ========      ========      =========


                               METROLUX THEATRES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (Dollars in thousands)



                                                          2003            2002
                                                        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  1,384       $  1,602
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            155            151
    Gain on sale of property and equipment                  (248)          (405)
    Write off of construction in progress                     23              -
  Changes in assets and liabilities:
    Concession supplies                                       (4)             1
    Prepaid expenses and other current assets                  2             (6)
    Due from partners                                        (10)            (3)
    Film rentals payable                                     (17)           (35)
    Accounts payable and accrued expenses                    (44)            51
    Deferred revenues                                         (2)            16
                                                        --------       --------

   Net cash provided by operating activities               1,239          1,372
                                                        --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of property and equipment          327            514
   Acquisition of property and equipment                     (64)           (30)
   Acquisition of intangible assets                            -            (13)
                                                        --------       --------


   Net cash provided by investing activities                 263            471
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt                      (223)          (180)
   Partnership distributions                              (1,800)        (1,550)
                                                        --------       --------
   Net cash (used in) financing activities                (2,023)        (1,730)
                                                        --------       --------

NET CHANGE IN CASH                                          (521)           113

CASH, beginning of year                                      820            707
                                                        --------       --------
CASH, end of year                                       $    299       $    820
                                                        ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                       $     89       $    110
                                                        ========       ========


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

        Buildings and improvements                          10-39 years
        Theatre equipment                                    5-10 years
        Software                                                3 years

    Major repairs and replacements are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

    Intangible Assets
    -----------------
    Intangible assets consist of loan fees net of accumulated amortization. Amortization is provided utilizing the straight-line method over the term of the loan.

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

    Concentrations of Credit Risk (Dollars in thousands)
    ----------------------------------------------------
    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2003 and 2002 in excess of the FDIC limit amounted to approximately $162 and $704, respectively.

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


2.  DUE FROM PARTNERS (Dollars in thousands)
    ----------------------------------------
    As of December 31, 2003 and 2002, the net advances due from the general partners were approximately $14 and $4, respectively. These advances are unsecured, non-interest bearing and are expected to be repaid within the next year.


3.  PROPERTY AND EQUIPMENT (Dollars in thousands)
    ---------------------------------------------

    Property and equipment consist of the following for the years ended December
    31:


                                                        2003             2002
                                                     ---------        ---------
    Buildings                                        $   4,027        $   4,027
    Improvements                                            66               45
    Theatre equipment                                      231              197
    Land                                                   519              598
    Construction in progress                                 -               23
    Software                                                 9                -
                                                     ---------        ---------
                                                         4,852            4,890



    Less:   accumulated depreciation and amortization      935              785
                                                    ----------        ---------
                                                    $    3,917        $   4,105
                                                    ==========        =========

    Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $150 and $147, respectively.

4.  INTANGIBLE ASSETS (Dollars in thousands)
    ----------------------------------------

    Intangible assets consist of the following for the years ended December 31:



                                                        2003             2002
                                                    ----------        --------
     Loan fees                                      $       29        $     29

     Less: accumulated amortization                          9               4
                                                    ----------        --------
                                                    $       20        $     25
                                                    ==========        ========

    Amortization expense related to intangible assets amounted to $5 and $4 for the years ended December 31, 2003 and 2002.



5.  LONG-TERM DEBT (Dollars in thousands)
    -------------------------------------

    Long-term debt consists of the following for the years ended December 31:


                                                       2003              2002
                                                    ---------         --------

    The Company has a $2.5 million real estate loan with a bank. Borrowings under the term loan bear interest at the bank's prime rate minus .30% fixed (3.70% and 3.95% at December
    31, 2003 and 2002, respectively) for one year.
    Payments under the agreement are in equal monthly installments of approximately $26 of principal and interest, maturing January 2009 with one last payment of interest and principal of approximately $815. The loan is collateralized by the assets of the Company and 60% of the debt is guaranteed by each of the partners.

                                                    $   2,097         $   2,320

    Less: current portion                                 238               223
                                                    ---------         ---------
                                                    $   1,859         $   2,097
                                                    =========         =========

5.  LONG-TERM DEBT - CONTINUED (Dollars in thousands)
    -------------------------------------------------

    Maturities of long-term debt outstanding at December 31, 2003 are as follows:


               Year Ending
               December 31,
               ------------
                  2004                       $       238
                  2005                               247
                  2006                               257
                  2007                               266
                  2008                               276
                  Thereafter                         813
                                             -----------
                                             $     2,097
                                             ===========



6.  DEFERRED REVENUES (Dollars in thousands)
    ----------------------------------------
    Deferred revenues at December 31, 2003 and 2002 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively. The breakdown is as follows as of December 31:



                                            2003                2002
                                          -------             -------

           Gift certificates              $    75             $    83
           Group activity passes               10                   4
                                          -------             -------
                                          $    85             $    87
                                          =======             =======



7.  COMMITMENTS (Dollars in thousands)
    ----------------------------------
    On November 1996, the Company entered into a month to month sublease agreement with an unrelated party for $2 a month. For both years ending December 31, 2003 and 2002, the Company recognized $18 of sublease income.

8.  PENSION PLAN (Dollars in thousands)
    -----------------------------------
    The Company has adopted a Safe Harbor Plan covering substantially all of its employees. Participating employees may contribute 1% to 20% of their salary, subject to required participating percentages of 401(k) regulations.

    The Company contributes, at the discretion of management, a matching of 100% of the first 3% of the employees contribution and matches 50% of the 2% of the employee's contribution up to a maximum of 5% of the employee's gross salary. Contributions made for both years ended December 31, 2003 and 2002 were $2.



9.  SALE OF ASSETS (Dollars in thousands)
    -------------------------------------
    During the years ended December 31, 2003 and 2002, the Company sold land and received net proceeds of $327 and $514, respectively, and recorded a gain of approximately $248 and $405, respectively, related to the sale.



10. RELATED PARTY TRANSACTIONS (Dollars in thousands)
    -------------------------------------------------
    The Company repaid advances to general partners' during the year ended December 31, 2002 in the amount of approximately $3. During the year ended December 31, 2003, the Company made net advances to general partners of approximately $10.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 9A.      CONTROLS AND PROCEDURES

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

    (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                           PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

    (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.


     Name                            Office                                        Age
--------------------           ------------------------------------------          ---
Michael R. Mulcahy             President and Co-Chief Executive Officer            55

Thomas Brandt                  Executive Vice President and Co-Chief               40
                               Executive Officer

Matthew Brandt                 Executive Vice President                            40

Al L. Miller                   Executive Vice President                            58

Angela D. Toppi                Executive Vice President, Treasurer,                48
                               Secretary and Chief Financial Officer

Karl P. Hirschauer             Senior Vice President                               58

John Long                      Senior Vice President                               57

Thomas F. Mahoney              Senior Vice President                               56



Messrs. Mulcahy, T. Brandt, M. Brandt, Miller, Hirschauer, Mahoney and
Ms. Toppi have been associated in an executive capacity with the Company for more than five years. Mr. Long was elected Senior Vice President in charge of Outdoor Operations on March 24, 2004 and has been employed by the Company since 1997. Mr. Long served as Senior Vice President of Outdoor Display Subsidiaries between March 27, 2002 and March 24, 2004 and served as Vice President of Trans-Lux Midwest Corporation between December 10, 1998 and March 27, 2002.

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


                        Equity Compensation Plan Information



                                                         Securities                Weighted                Securities
                                                       to be issued                 average             available for
December 31, 2003                                     upon exercise          exercise price           future issuance
---------------------------------------               -------------          --------------           ---------------
Equity compensation plans approved
  by stockholders                                            69,039                   $6.99                    81,700
Equity compensation plans not approved
  by stockholders                                            10,000                   $4.03                         -
                                                             ------                   -----                    ------
Total                                                        79,039                   $6.61                    81,700
                                                             ======                   =====                    ======


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.


ITEM 14.      PRINCIPAL ACCOUNTING FIRM FEES

    The information required by this Item is incorporated herein by reference to the Section entitled "Independent Auditors" in the Company's Proxy Statement.

                                      PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   The following documents are filed as part of this report:
          (1)    Financial Statements of Trans-Lux Corporation
                 Consolidated Statements of Operations for the Years Ended
                   December 31, 2003, 2002 and 2001
                 Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2003, 2002 and 2001
                 Consolidated Statements of Stockholders' Equity for the Years
                   Ended December 31, 2003, 2002 and 2001
                 Consolidated Statements of Comprehensive Income for the Years
                   Ended December 31, 2003, 2002 and 2001
                 Notes to Consolidated Financial Statements
                 Independent Auditors' Report

          Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
                 Independent Auditors' Report
                 Balance Sheets as of December 31, 2003 and 2002
                 Statements of Income for the Years Ended December 31, 2003 and
                   2002
                 Statements of Partners' Equity for the Years Ended December 31,
                   2003 and 2002
                 Statements of Cash Flows for the Years Ended December 31, 2003
                   and 2002
                 Notes to Financial Statements

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

            10.1 Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

            10.2 Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

            10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated as of April 1, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2001). Amendment No. 2 dated as of December 31, 2002 to the Amended and Restated Pension Plan dated January 1, 2001 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31,
                   2002). Amendment No. 3 dated as of December 31, 2003 to the Amended and Restated Pension Plan dated January 1, 2001, filed herewith.

            10.4(a)1989 Non-Employee Director Stock Option Plan, as amended
                   (incorporated by reference to Exhibit 10.4(a) of Form 10-K for the year ended December 31, 1999).

               (b) 1992 Stock Option Plan (incorporated by reference to
                   Proxy Statement dated April 3, 1992).

               (c) 1995 Stock Option Plan, as amended (incorporated by
                   reference to Proxy Statement dated April 7, 2000).

            10.5 Commercial Loan and Security Agreement dated as of February 12, 2003 among Trans-Lux Corporation, People's Bank as Agent and People's Bank and The Bank of New York (incorporated by reference to Exhibit 10(a) of Form 8-K filed February 13,
                   2003). First Amendment to the Commercial Loan and Security Agreement and Waiver Agreement dated May 13, 2003 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended March 31, 2003).

            10.6 Consulting Agreement with Richard Brandt dated as of June 1, 2003 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 2003).

            10.7 Employment Agreement with Michael R. Mulcahy dated as of April 1, 2002 (incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2001).

            10.8 Employment Agreement with Thomas Brandt dated as of April 1, 2002 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2001).

            10.9 Employment Agreement with Matthew Brandt dated as of April 1, 2002 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2001).

            10.10  Employment Agreement with Al Miller dated as of April 1,
                   2002 (incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001).

            10.11 Employment Agreement with Thomas F. Mahoney dated as of June 1, 2002 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 2002).

            10.12 Employment Agreement with Karl P. Hirschauer dated as of April 1, 2003, filed herewith.

            10.13 Agreement between Trans-Lux Midwest Corporation and Fairtron Corporation dated as of April 30, 1997 (incorporated by reference to Exhibit 10(a) of Form 8-K filed May 15, 1997).

            21     List of Subsidiaries, filed herewith.

            31.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

            31.2 Certification of Thomas Brandt, Executive Vice President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

            31.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

            32.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            32.2 Certification of Thomas Brandt, Executive Vice President and Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            32.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


            (b) Reports on Form 8-K. During the last quarter of the period covered by this report on Form 10-K, the registrant filed a Form 8-K dated November 13, 2003, pertaining to the financial performance for the third quarter of 2003 results set forth in a press release.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                           TRANS-LUX CORPORATION


                                           by: /s/ Angela D. Toppi
                                              --------------------
                                              Angela D. Toppi
                                              Executive Vice President and
                                              Chief Financial Officer








Dated:  March 25, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                                  March 25, 2004
----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                        March 25, 2004
----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Steven Baruch                                      March 25, 2004
----------------------------------------
Steven Baruch, Director

        /s/ Matthew Brandt                                     March 25, 2004
---------------------------------------
Matthew Brandt, Executive Vice President
and Director

        /s/ Richard Brandt                                     March 25, 2004
---------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                      March 25, 2004
---------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

        /s/ Howard M. Brenner                                  March 25, 2004
---------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                                   March 25, 2004
----------------------------------------
Jean Firstenberg, Director

        /s/ Robert B. Greenes                                  March 25, 2004
----------------------------------------
Robert Greenes, Director

        /s/ Howard S. Modlin                                   March 25, 2004
---------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                 March 25, 2004
----------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director