Form 10-Q
period 2004-03-31
TRANS LUX CORP
filed 2004-05-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2004
                                                      --------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---      ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Date                        Class                         Shares Outstanding

05/12/04             Common Stock - $1.00 Par Value                973,243
05/12/04             Class B Stock - $1.00 Par Value               287,505
                     (Immediately convertible into a like
                      number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents


                                                                                 Page No.
Part I - Financial Information (unaudited)

         Item 1. Consolidated Balance Sheets - March 31, 2004
                 and December 31, 2003                                                1

                 Consolidated Statements of Operations - Three Months
                 Ended March 31, 2004 and 2003                                        2

                 Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 2004 and 2003                                        3

                 Notes to Consolidated Financial Statements                           4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk          12

         Item 4. Controls and Procedures                                             12


Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                           14

Exhibits

                                             Part I - Financial Information

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (unaudited)
                                                                                     March 31        December 31
In thousands, except share data                                                        2004             2003
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 12,898           $ 12,022
  Available-for-sale securities                                                           544                393
  Receivables, less allowance of $998 - 2004 and $1,092 - 2003                          6,070              5,170
  Unbilled receivables                                                                    751                729
  Inventories                                                                           5,167              5,647
  Prepaids and other                                                                    1,144                956
  Assets of discontinued operation                                                      1,658              1,930
                                                                                     --------           --------
    Total current assets                                                               28,232             26,847
                                                                                     --------           --------
Rental equipment                                                                       90,355             89,560
  Less accumulated depreciation                                                        50,577             48,654
                                                                                     --------           --------
                                                                                       39,778             40,906
                                                                                     --------           --------
Property, plant and equipment                                                          42,718             41,742
  Less accumulated depreciation and amortization                                       12,173             11,763
                                                                                     --------           --------
                                                                                       30,545             29,979
Goodwill                                                                                1,035              1,035
Other assets                                                                            3,276              3,255
                                                                                     --------           --------
TOTAL ASSETS                                                                         $102,866           $102,022
                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  1,133           $  1,535
  Accrued liabilities                                                                   6,402              6,578
  Current portion of long-term debt                                                     3,113              2,637
  Liabilities of discontinued operation                                                   400                414
                                                                                     --------           --------
    Total current liabilities                                                          11,048             11,164
                                                                                     --------           --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                                       30,177             30,177
  9 1/2% subordinated debentures due 2012                                               1,057              1,057
  Notes payable                                                                        29,386             29,271
                                                                                     --------           --------
                                                                                       60,620             60,505
Deferred revenue, deposits and other                                                    2,624              2,052
Deferred income taxes                                                                   4,560              4,265
Stockholders' equity:                                                                --------           --------
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized
    2,452,900 shares issued in 2004 and 2003                                            2,453              2,453
  Class B - $1 par value - 1,000,000 shares authorized
    287,505 shares issued in 2004 and 2003                                                287                287
  Additional paid-in-capital                                                           13,901             13,901
  Retained earnings                                                                    20,483             20,490
  Accumulated other comprehensive loss                                                 (1,273)            (1,258)
                                                                                     --------           --------
                                                                                       35,851             35,873
  Less treasury stock - at cost - 1,479,688 shares in 2004 and 2003
    (excludes additional 287,505 shares held in 2004 and 2003
    for conversion of Class B stock)                                                   11,837             11,837
                                                                                     --------           --------
    Total stockholders' equity                                                         24,014             24,036
                                                                                     --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $102,866           $102,022
                                                                                     ========           ========
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                         --------------------
In thousands, except per share data                                                       2004         2003
-------------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                                      $ 4,248      $ 4,982
  Equipment sales                                                                          4,860        7,104
  Theatre receipts and other                                                               3,221        3,107
                                                                                         -------      -------
     Total revenues                                                                       12,329       15,193
                                                                                         -------      -------
Operating expenses:
  Cost of equipment rentals and maintenance                                                3,151        3,502
  Cost of equipment sales                                                                  3,255        5,606
  Cost of theatre receipts and other                                                       2,298        2,320
                                                                                         -------      -------
     Total operating expenses                                                              8,704       11,428
                                                                                         -------      -------

Gross profit from operations                                                               3,625        3,765
General and administrative expenses                                                        2,812        4,179
Interest income                                                                               33           29
Interest expense                                                                            (948)      (1,002)
Gain on sale of assets                                                                         -        1,578
Other income                                                                                  12            -
                                                                                         -------      -------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation                                       (90)         191

Provision for income taxes                                                                    19          246
Income from joint venture                                                                    132           98
                                                                                         -------      -------

Income from continuing operations                                                             23           43

Income from discontinued operation, net of income taxes                                       15          224
                                                                                         -------      -------
Net income                                                                               $    38      $   267
                                                                                         =======      =======


Earnings per share continuing operations - basic and diluted                             $  0.02      $  0.03
Earnings per share discontinued operation - basic and diluted                               0.01         0.18
                                                                                         -------      -------
Total earnings per share - basic and diluted                                             $  0.03      $  0.21
                                                                                         =======      =======
Average common shares outstanding - basic and diluted                                      1,261        1,261
                                                                                         =======      =======

Cash dividends per share:
  Common stock                                                                           $ 0.035      $ 0.035
  Class B stock                                                                          $0.0315      $0.0315
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                          ------------------
In thousands                                                                               2004        2003
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                               $    38    $    267
  Income from discontinued operation                                                          15         224
                                                                                         -------    --------
  Income from continuing operations                                                           23          43
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            2,444       2,915
  Income from joint venture                                                                 (132)        (98)
  Deferred income taxes                                                                      295         491
  Gain on sale of assets                                                                       -      (1,578)
  Gain on sale of securities                                                                 (11)          -
  Changes in operating assets and liabilities:
    Receivables                                                                             (922)       (431)
    Inventories                                                                              480         164
    Prepaids and other assets                                                               (188)       (488)
    Accounts payable and accruals                                                           (161)         44
    Deferred revenue, deposits and other                                                     572        (174)
                                                                                         -------    --------
      Net cash provided by operating activities                                            2,400         888
                                                                                         -------    --------
Cash flows from investing activities
Equipment manufactured for rental                                                           (795)       (943)
Purchases of property, plant and equipment                                                  (976)       (422)
Purchases of available-for-sale securities                                                  (239)          -
Proceeds from sale of securities                                                             100           -
Proceeds from joint venture                                                                    -         350
Proceeds from sale of assets                                                                   -       3,757
                                                                                         -------    --------
      Net cash provided by (used in) investing activities                                 (1,910)      2,742
                                                                                         -------    --------
Cash flows from financing activities
Proceeds from long-term debt                                                                 870      17,000
Payments of long-term debt                                                                  (279)    (18,474)
Cash dividends                                                                               (45)        (45)
                                                                                         -------    --------
     Net cash provided by (used in) financing activities                                     546      (1,519)
                                                                                         -------    --------
Net cash provided by (used in) discontinued operation                                       (160)        228

Net increase in cash and cash equivalents                                                    876       2,339
Cash and cash equivalents at beginning of year                                            12,022       8,270
                                                                                         -------    --------
Cash and cash equivalents at end of period                                               $12,898    $ 10,609
                                                                                         =======    ========

------------------------------------------------------------------------------------------------------------
Interest paid                                                                            $   290    $    422
Interest received                                                                             36          52
Income taxes refunded                                                                        201         119
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R, on March 31, 2004, did not have a material impact on the Company's consolidated financial statements.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued at fair market value at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that amends SFAS No.
123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                      Three months ended
                                                           March 31
In thousands, except per share data                    2004           2003
--------------------------------------------------------------------------
Net income, as reported                               $  38          $ 267
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                       2             10
                                                      -----          -----
Pro forma net income                                  $  36          $ 257
Earnings per share:                                   -----          -----
  As reported - basic and diluted                     $0.03          $0.21
                                                      -----          -----
  Pro forma - basic and diluted                       $0.03          $0.20
                                                      -----          -----

Note 2 - Inventories

Inventories consist of the following:

                                  March 31            December 31
In thousands                          2004                   2003
-----------------------------------------------------------------
Raw materials and spare parts       $3,524                 $3,767
Work-in-progress                     1,097                  1,234
Finished goods                         546                    646
                                    ------                 ------
                                    $5,167                 $5,647
                                    ------                 ------

Note 3 - Long-Term Debt

During the three months ended March 31, 2004, long-term debt, including current portion, increased $591,000, primarily due to $870,000 of advances on a construction loan to expand the Company's movie theatre in Durango, Colorado, offset by regular scheduled payments of long-term debt. During the first quarter of 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.43% at March 31, 2004) and maturing September 30, 2005. At March 31, 2004, the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of net income. At March 31, 2004, the Company was in compliance with such financial covenants. On April 14, 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 (see Note 10).


Note 4 - Sale of Assets and Discontinued Operation

On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $876,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was included in the recorded gain. As a result of the sale, the Company is reporting lower revenues. The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

On April 28, 2004, the Company completed an agreement to sell the capital stock of its Australian subsidiary, Trans-Lux Pty Limited ("PTY"), for $1.7 million in cash, which was effective as of February 29, 2004. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets", the Company has accounted for PTY as a discontinued operation. The consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation.

The following table presents the financial results of the discontinued
operation:
                                                  Three months ended March 31
In thousands                                             2004            2003
-----------------------------------------------------------------------------
Revenues                                                $ 135           $ 297
Operating expenses                                        126             181
                                                        -----           -----
Gross profit                                                9             116
General and administrative expenses                      (126)           (108)
Foreign currency gain                                     141             249
Interest income                                             3              18
Income tax provision                                      (12)            (51)
                                                        -----           -----
Income from discontinued operation                      $  15           $ 224
                                                        -----           -----
Earnings per share - basic and diluted                  $0.01           $0.18
                                                        -----           -----

The following table presents the principal assets and liabilities of the discontinued operation:

                                                       March 31      December 31
In thousands                                               2004             2003
--------------------------------------------------------------------------------
Accounts receivable                                      $  566           $  870
Inventories                                                 121              114
Property and equipment, net                                 679              690
Other assets                                                292              256
                                                         ------           ------
Total assets of discontinued operation                    1,658            1,930

Accrued expenses, accounts and income taxes payable         400              414

Intercompany payable (eliminated in consolidation)       $1,486           $1,924


Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

                                                 Three months ended March 31
In thousands                                           2004             2003
----------------------------------------------------------------------------
Net income                                              $38             $267
Other comprehensive income:                             ---             ----
  Unrealized foreign currency translation gain           16               46
  Unrealized holding gain on securities                   1               35
  Income taxes related to other comprehensive
    income items                                          -              (14)
                                                        ---             ----
Total other comprehensive income, net of taxes           17               67
                                                        ---             ----
Comprehensive income                                    $55             $334
                                                        ---             ----

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/real estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three months ended March 31, 2004 and 2003 is as follows:

                                                   Three months ended March 31
In thousands                                             2004             2003
------------------------------------------------------------------------------
Revenues:
    Indoor display                                    $ 4,133          $ 4,809
    Outdoor display (1)                                 4,975            7,277
    Entertainment/real estate                           3,221            3,107
                                                      -------          -------
Total revenues                                         12,329           15,193
                                                      -------          -------
Operating income (loss):
    Indoor display                                        694              981
    Outdoor display                                       311             (521)
    Entertainment/real estate                             943              675
                                                      -------          -------
Total operating income from continuing operations       1,948            1,135
Other income                                               12            1,578
Corporate general and administrative expenses          (1,003)          (1,451)
Interest expense-net                                     (915)            (973)
Income tax provision                                      (19)            (246)
                                                      -------          -------
Income from continuing operations                          23               43
Income from discontinued operation, net
    of income taxes                                        15              224
                                                      -------          -------
Net income                                            $    38          $   267
                                                      -------          -------

(1) Decrease primarily related to the sale of the custom sports business in March 2003.


Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the period ended March 31, 2004.

The following table presents the components of net periodic pension cost:

                                             Three months ended March 31
In thousands                                    2004                2003
------------------------------------------------------------------------
Service cost                                  $    -              $  127
Interest cost                                    152                 148
Expected return on plan assets                  (148)               (134)
Amortization of prior service cost                 5                   5
Amortization of net actuarial loss                61                  55
Curtailment                                        -                  16
                                              ------              ------
Net periodic pension cost                     $   70              $  217
                                              ------              ------

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $166,000 to its pension plan in 2004. The Company has elected to contribute an increased amount of $524,000, which it anticipates contributing in July 2004.


Note 8 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.

Note 9 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three months ended March 31, 2004 and 2003, and summary balance sheet information relates to MetroLux as of March 31, 2004 and December 31, 2003.

                                                 Three months ended March 31
In thousands                                          2004              2003
----------------------------------------------------------------------------
Revenues                                            $  957            $  850
Gross profit                                           545               473
Net income                                             264               196
Company's share of partnership net income              132                98

                                                  March 31       December 31
In thousands                                          2004              2003
----------------------------------------------------------------------------
Current assets                                      $  443            $  341
Noncurrent assets                                    3,877             3,937
                                                    ------            ------
Total assets                                         4,320             4,278
                                                    ------            ------

Current liabilities                                    529               653
Noncurrent liabilities                               1,760             1,859
                                                    ------            ------
Total liabilities                                    2,289             2,512
                                                    ------            ------
Company's equity in partnership net assets          $1,016            $  888
                                                    ------            ------

The Company's equity in partnership net assets is reflected in other assets in the consolidated balance sheet.


Note 10 - Subsequent Event

The Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 ("New Notes") for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 ("Old Notes"). The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, have a longer term, will be convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor Display, Outdoor Display and Entertainment/Real Estate.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the first quarter of 2003), catalog sports, retail and commercial markets. In addition, on April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation (see Note 4). The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues for the three months ended March 31, 2004 decreased 18.9% to $12.3 million from $15.2 million for the three months ended March 31, 2003, principally due to the sale of the custom sports business during the first quarter of 2003 and is therefore reporting lower revenues (see Note 4). The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

Indoor display revenues decreased $676,000 or 14.1%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $776,000 or 23.6%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, while Indoor display equipment sales increased $100,000 or 6.6%, due to sales in the retail and transportation markets. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions are improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $2.3 million or 31.6%. Of this decrease, Outdoor display equipment sales decreased $2.3 million or 41.9%, primarily in the custom outdoor sports sector, which decrease was a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display equipment rentals and maintenance revenues increased $41,000 or 2.4%, primarily due to equipment maintenance contract renewals on existing contracts.

Entertainment/real estate revenues increased $114,000 or 3.7%. This increase is primarily from an increase in overall admissions and concessions. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in 2003.

Total operating income for the three months ended March 31, 2004 increased 71.6% to $1.9 million from $1.1 million for the three months ended March 31, 2003, principally due to the sale of the custom sports business during the first quarter of 2003, which operated at a loss, and certain cost savings measures initiated by the Company during the second quarter of 2003.

Indoor display operating income decreased $287,000 or 29.3%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 63.4% of related revenues in 2004 compared to 57.0% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing and the revenues from indoor equipment rentals and maintenance also decreasing but not at the same rate. The Company continues to strategically address the field service costs and initiated certain cost saving measures in 2003 to reduce field service cost. Field service costs in the first quarter of 2004 compared to the first quarter of 2003 were reduced by approximately $105,000. Indoor display cost of equipment sales decreased $50,000 or 6.2%, primarily due to volume mix. Indoor display cost of equipment rentals and maintenance decreased $72,000 or 3.7%, largely due to certain cost savings measures initiated during the second quarter of 2003, such as a reduction in field service costs payroll, benefits and overhead expenses. Indoor display general and administrative expenses decreased $267,000 or 24.6% due to continued reduction of certain overhead costs such as sales salaries and travel expenses. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $832,000 to $311,000 from a loss of $521,000, primarily as a result of a decrease in outdoor display equipment sales attributable to the sale of the custom outdoor sports business, which was sold during the first quarter of 2003, which operated at a loss. The cost of outdoor displays represented 76.1% of related revenues in 2004 compared to 87.5% in 2003. This improvement is due to a reduction in field service costs of approximately $275,000 primarily due to the sale of the custom outdoor sports business and a reduction in field service costs such as payroll and related benefits. Outdoor display cost of equipment sales decreased $2.3 million or 47.9%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $279,000 or 17.8%, primarily due to a decrease in field service costs payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $555,000 or 38.8%, primarily due to sale of the custom sports business during the first quarter of 2003. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $268,000 or 39.7%, primarily due to an increase in overall admissions and a decrease in operating expenses. The cost of entertainment/real estate represented 71.3% of related revenues in 2004 compared to 74.7% in 2003. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $23,000 or 1.0%. Entertainment/real estate general and administrative expenses decreased $97,000 due to continued reduction of certain overhead costs such as salaries and travel expenses.

Corporate general and administrative expenses decreased $448,000 or 30.9%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 and reduction in certain overhead costs in medical and general insurance costs, pension and benefit costs offset by a $3,000 positive impact of the effect of foreign currency rates in 2004 compared to a $95,000 positive impact in 2003.

Net interest expense decreased $58,000, which is primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business and regular scheduled payments of long-term debt. The gain on sale of assets, in 2003, relates to the sale of the custom sports business. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended March 31, 2004 and 2003 was 45.0% and 52.7%, respectively. The higher rate in 2003 was due principally to the non-deductibility of a $229,000 write-off of goodwill resulting from the sale of the custom sports business.

Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2004 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 24, 2004, payable to stockholders of record as of April 20, 2004, and was paid April 30, 2004.

During the first quarter of 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At March 31, 2004, $15.1 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement contains certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of net income. At March 31, 2004, the Company was in compliance with such financial covenants. The Company continues to evaluate the need and availability of long-term capital.

The Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006. The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged. The New Notes provide for a higher interest rate, have a longer term, will be convertible into Common Stock at a lower conversion price of $9.00 per share until 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Payments of long-term debt due, including the $15.1 million term loans that mature September 30, 2005, and the 7.5% convertible subordinated notes not exchanged that mature December 1, 2006, employment and consulting agreement payments and the future minimum lease payments due under operating leases for the remainder of 2004 and the next four years are as follows:

                                 Remainder of
In thousands                         2004             2005             2006             2007             2008
------------                         ----             ----             ----             ----             ----
Long-term debt                     $2,359          $14,974          $13,598           $1,310           $3,013
Employment and consulting
  agreement obligations             1,286            1,085              463              393              393
Operating leases                      324              382              295              119               96
                                   ------          -------          -------           ------           ------
Total                              $3,969          $16,441          $14,356           $1,822           $3,502
                                   ======          =======          =======           ======           ======

Cash and cash equivalents increased $876,000 for the three months ended March 31, 2004 compared to an increase of $2.3 million in 2003. The increase in 2004 is primarily attributable to cash provided by operating activities from continuing operations of $2.4 million, proceeds received from construction loan borrowings and proceeds from the sale of available-for-sale securities, offset by investment in equipment for rental, expansion of the Company's movie theatre in Durango, Colorado, purchases of available-for-sale securities and scheduled payments of long-term debt. The increase in 2003 is primarily attributable to proceeds received from the sale of the custom sports business, offset by investment in equipment for rental and a repayment of long-term debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2004, the Company did not hold in any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $307,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $202,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt, and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company's disclosure controls and procedures are designed to ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred in the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

             (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

              Form 8-K dated March 24, 2004, press release pertaining to the financial performance for the fourth quarter of 2003 and annual results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANS-LUX CORPORATION
                                       ---------------------
                                           (Registrant)
Date:  May 13, 2004



                                       by  /s/  Angela D. Toppi
                                           --------------------
                                           Angela D. Toppi
                                           Executive Vice President and
                                           Chief Financial Officer