Form 10-Q
period 2004-06-30
TRANS LUX CORP
filed 2004-08-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q

                      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended June 30, 2004


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

                                           (203) 853-4321
                        ----------------------------------------------------
                        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                     Class                            Shares Outstanding
---------        ------------------------------             ------------------
08/13/04         Common Stock - $1.00 Par Value                  973,217
08/13/04         Class B Stock - $1.00 Par Value                 287,505
                 (Immediately convertible into a like
                  number of shares of Common Stock.)

                               TRANS-LUX CORPORATION AND SUBSIDIARIES


                                         Table of Contents


                                                                                      Page No.
                                                                                      --------
Part I - Financial Information (unaudited)

         Item 1. Consolidated Balance Sheets - June 30, 2004
                 and December 31, 2003                                                     1

                 Consolidated Statements of Operations - Three and Six Months
                 Ended June 30, 2004 and 2003                                              2

                 Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 2004 and 2003                                              3

                 Notes to Consolidated Financial Statements                                4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                 9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk               14

         Item 4. Controls and Procedures                                                  14


Part II - Other Information

         Item 4. Submission of Matters to a Vote of Stockholders                          15

         Item 6. Exhibits and Reports on Form 8-K                                         15

Signatures                                                                                17

Exhibits


                         Part I - Financial Information

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (unaudited)
                                                                              June 30            December 31
In thousands, except share data                                                  2004                   2003
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 13,827               $ 12,022
   Available-for-sale securities                                                  506                    393
   Receivables, less allowance of $953 - 2004 and $1,092 - 2003                 6,193                  5,170
   Unbilled receivables                                                         1,115                    729
   Inventories                                                                  5,054                  5,647
   Prepaids and other                                                             760                    956
   Assets of discontinued operation                                                 -                  1,930
                                                                             --------               --------
      Total current assets                                                     27,455                 26,847
                                                                             --------               --------
Rental equipment                                                               91,524                 89,560
   Less accumulated depreciation                                               52,474                 48,654
                                                                             --------               --------
                                                                               39,050                 40,906
                                                                             --------               --------
Property, plant and equipment                                                  37,419                 41,742
   Less accumulated depreciation and amortization                               8,901                 11,763
                                                                             --------               --------
                                                                               28,518                 29,979
Goodwill                                                                        1,004                  1,035
Other assets                                                                    6,074                  3,255
                                                                             --------               --------
TOTAL ASSETS                                                                 $102,101               $102,022
                                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  1,965               $  1,535
   Accrued liabilities                                                          7,181                  6,578
   Current portion of long-term debt                                            2,654                  2,637
   Liabilities of discontinued operation                                            -                    414
                                                                             --------               --------
      Total current liabilities                                                11,800                 11,164
                                                                             --------               --------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                              12,309                 30,177
   8 1/4% limited convertible senior subordinated notes due 2012               17,868                      -
   9 1/2% subordinated debentures due 2012                                      1,057                  1,057
   Notes payable                                                               24,478                 29,271
                                                                             --------               --------
                                                                               55,712                 60,505
Deferred credits, deposits and other                                            4,652                  2,052
Deferred income taxes                                                           5,029                  4,265
                                                                             --------               --------
Stockholders' equity:
   Capital stock
   Common - $1 par value -  5,500,000 shares authorized
      2,452,900 shares issued in 2004 and 2003                                  2,453                  2,453
   Class B  - $1 par value - 1,000,000 shares authorized
      287,505 shares issued in 2004 and 2003                                      287                    287
   Additional paid-in-capital                                                  13,901                 13,901
   Retained earnings                                                           21,278                 20,490
   Accumulated other comprehensive loss                                        (1,173)                (1,258)
                                                                             --------               --------
                                                                               36,746                 35,873
   Less treasury stock - at cost - 1,479,714 and 1,479,688 shares in 2004 and 2003 (excludes additional 287,505 shares held
      in 2004 and 2003 for conversion of Class B stock)                        11,838                 11,837
                                                                             --------               --------
      Total stockholders' equity                                               24,908                 24,036
                                                                             --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $102,101               $102,022
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

                                           TRANS-LUX CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
                                                                      --------------------           ------------------
In thousands, except per share data                                     2004         2003              2004        2003
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                                 $ 4,371      $ 4,451           $ 8,619     $ 9,433
   Equipment sales                                                     5,242        5,645            10,102      12,749
   Theatre receipts and other                                          3,499        3,435             6,720       6,542
                                                                     -------      -------           -------     -------
      Total revenues                                                  13,112       13,531            25,441      28,724
                                                                     -------      -------           -------     -------

Operating expenses:
   Cost of equipment rentals and maintenance                           3,393        3,502             6,544       7,004
   Cost of equipment sales                                             3,623        4,026             6,878       9,632
   Cost of theatre receipts and other                                  2,651        2,663             4,949       4,983
                                                                     -------      -------           -------     -------
      Total operating expenses                                         9,667       10,191            18,371      21,619
                                                                     -------      -------           -------     -------
Gross profit from operations                                           3,445        3,340             7,070       7,105
General and administrative expenses                                    3,972        4,298             6,784       8,477
Interest income                                                           19            4                52          33
Interest expense                                                        (941)        (997)           (1,889)     (1,999)
Gain on sale of assets                                                 2,536        2,629             2,536       4,207
Other income (expense)                                                    32         (129)               44        (129)
Income from continuing operations before income taxes,               -------      -------           -------     -------
   income from joint venture and discontinued operation                1,119          549             1,029         740

Provision for income taxes                                               515          412               534         658
Income from joint venture                                                123          163               255         261
                                                                     -------      -------           -------     -------
Income from continuing operations                                        727          300               750         343

Income from discontinued operation, net of income taxes                  112          268               127         492
                                                                     -------      -------           -------     -------
Net income                                                           $   839      $   568           $   877     $   835
                                                                     =======      =======           =======     =======

Earnings per share continuing operations
   Basic                                                               $0.58        $0.24             $0.60       $0.27
   Diluted                                                             $0.28        $0.18             $0.40       $0.27

Earnings per share discontinued operation
   Basic                                                               $0.09        $0.21             $0.10       $0.39
   Diluted                                                             $0.03        $0.08             $0.03       $0.14

Total earnings per share
   Basic                                                               $0.67        $0.45             $0.70       $0.66
   Diluted                                                             $0.31        $0.26             $0.43       $0.42

Average common shares outstanding
   Basic                                                               1,261        1,261             1,261       1,261
   Diluted                                                             4,022        3,418             3,725       3,418

Cash dividends per share:
   Common stock                                                      $0.035       $0.035            $0.070      $0.070
   Class B stock                                                     $0.0315      $0.0315           $0.0630     $0.0630

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                       ----------------------
In thousands                                                                              2004           2003
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                                            $    877       $    835
   Income from discontinued operation                                                      127            492
                                                                                      --------       --------
   Income from continuing operations                                                       750            343
Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         4,845          4,962
   Income from joint venture                                                              (255)          (261)
   Deferred income taxes                                                                   780          1,063
   Gain on sale of assets                                                               (2,536)        (4,207)
   Write down of available-for-sale securities                                               -            129
   Gain on sale of securities                                                              (11)             -
   Changes in operating assets and liabilities:
      Receivables                                                                       (1,409)           870
      Inventories                                                                          593            554
      Prepaids and other assets                                                           (121)          (511)
      Accounts payable and accruals                                                        832         (1,007)
      Deferred revenue, deposits and other                                                 383           (463)
                                                                                      --------       --------
        Net cash provided by operating activities                                        3,851          1,472
                                                                                      --------       --------

Cash flows from investing activities
Equipment manufactured for rental                                                       (1,964)        (1,917)
Purchases of property, plant and equipment                                              (1,811)          (110)
Purchases of available-for-sale securities                                                (239)             -
Proceeds from sale of securities                                                           100              -
Proceeds from joint venture                                                                150            450
Proceeds from sale of assets                                                             7,112          6,556
                                                                                      --------       --------
         Net cash provided by investing activities                                       3,348          4,979
                                                                                      --------       --------

Cash flows from financing activities
Proceeds from long-term debt                                                            19,481         17,000
Payments of long-term debt                                                             (24,257)       (19,191)
Cash dividends                                                                             (88)           (88)
Purchase of treasury stock                                                                  (1)             -
                                                                                      --------        -------
         Net cash used in financing activities                                          (4,865)        (2,279)
                                                                                      --------       --------

Net cash used in discontinued operation                                                   (529)          (415)
                                                                                      --------       --------

Net increase in cash and cash equivalents                                                1,805          3,757
Cash and cash equivalents at beginning of year                                          12,022          8,270
                                                                                      --------       --------

Cash and cash equivalents at end of period                                            $ 13,827       $ 12,027
                                                                                      ========       ========
---------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $  1,768       $  1,861
Interest received                                                                           63             87
Income taxes refunded                                                                      167            119
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R on March 31, 2004, did not have a material impact on the Company's consolidated financial statements.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," that amends SFAS No. 123 ("SFAS 123"),
"Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                Three months ended June 30        Six months ended June 30
In thousands, except per share data                    2004           2003            2004            2003
----------------------------------------------------------------------------------------------------------
Net income, as reported                               $ 839          $ 568           $ 877           $ 835
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                       4              2               6              12
                                                      -----          -----           -----           -----
Pro forma net income                                  $ 835          $ 566           $ 871           $ 823
                                                      -----          -----           -----           -----
Earnings per share:
As reported
  Basic                                               $0.67          $0.45           $0.70           $0.66
                                                      -----          -----           -----           -----
  Diluted                                             $0.31          $0.26           $0.43           $0.42
                                                      -----          -----           -----           -----
Pro forma
  Basic                                               $0.66          $0.45           $0.69           $0.65
                                                      -----          -----           -----           -----
  Diluted                                             $0.31          $0.26           $0.43           $0.42
                                                      -----          -----           -----           -----


Note 2 - Inventories

Inventories consist of the following:

                                       June 30        December 31
In thousands                              2004               2003
-----------------------------------------------------------------
Raw materials and spare parts           $3,416             $3,767
Work-in-progress                         1,075              1,234
Finished goods                             563                646
                                        ------             ------
                                        $5,054             $5,647
                                        ------             ------



Note 3 - Long-Term Debt

During the six months ended June 30, 2004, long-term debt, including current portion, decreased $4.8 million, primarily due to the use of the proceeds received from the sale of the Company's Australian subsidiary and from the sale of the Company's Norwalk, Connecticut headquarters to pay down debt and regular scheduled payments of long-term debt, offset by $1.6 million of advances on a construction loan to expand the Company's movie theatre in Durango, Colorado. During the first quarter of 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.41% at June 30, 2004) and maturing September 30, 2005. At June 30, 2004, the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of annual net income. At June 30, 2004, the Company was in compliance with such financial covenants. On April 14, 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 ("New Notes") for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 ("Old Notes"). The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged, leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, have a longer term, will be convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Note 4 - Sale of Assets and Discontinued Operation

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

On June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters for a sales price of $8.1 million, of which $5.5 million was paid in cash and the balance of $2.6 million is payable, with interest, four years from closing. The Company leased back the property for four years, after which a three-year lease for part of the building will take effect. In accordance with SFAS No. 28 "Accounting for Sales with Leasebacks," the Company recorded a gain of approximately $2.5 million ($1.5 million, net of tax), on the sale and deferred $2.2 million of the gain for a total gain of $4.7 million. The deferred gain represents the present value of the lease payments over the term of the leaseback and will be recognized proportionately to the rental charge over the next seven years. The $2.6 million balance of the purchase price, included in other assets in the consolidated balance sheets, is secured by a purchase money mortgage subordinate to a $3.5 million first mortgage in favor of the purchaser's lender. In conjunction with the sale, the Company prepaid $4.9 million of its long-term debt with its senior lenders.

Discontinued Operation

On April 28, 2004, the Company completed an agreement to sell the capital stock of its Australian subsidiary, Trans-Lux Pty Limited ("PTY"), for $1.7 million in cash, and the operating results were assumed by the buyer effective as of February 29, 2004. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company has accounted for PTY as a discontinued operation. The consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation.

The following table presents the financial results of the discontinued operation:

                                            Three months ended June 30              Six months ended June 30
In thousands,                                 2004                2003               2004               2003
-------------------------------------------------------------------------------------------------------------
Revenues                                     $   -               $ 342              $ 135              $ 639
Operating expenses                               -                 213                126                394
                                             -----               -----              -----              -----
Gross profit                                     -                 129                  9                245
General and administrative expenses              -                (111)              (126)              (219)
Foreign currency gain                            -                 393                141                642
Interest income                                  -                  17                  3                 35
Gain on sale of assets                         112                   -                112                  -
Income tax provision                             -                (160)               (12)              (211)
                                             -----               -----              -----              -----
Income from discontinued operation           $ 112               $ 268              $ 127              $ 492
                                             -----               -----              -----              -----
Earnings per share:
  Basic                                      $0.09               $0.21              $0.10              $0.39
                                             -----               -----              -----              -----
  Diluted                                    $0.03               $0.08              $0.03              $0.14
                                             -----               -----              -----              -----



The following table presents the principal assets and liabilities of the discontinued operation:

                                                    December 31
In thousands                                               2003
---------------------------------------------------------------
Accounts receivable                                      $  870
Inventories                                                 114
Property and equipment, net                                 690
Other assets                                                256
                                                         ------
Total assets of discontinued operation                    1,930

Accrued expenses, accounts and income taxes payable         414

Intercompany payable (eliminated in consolidation)       $1,924


Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                   Three months ended June 30           Six months ended June 30
In thousands                                          2004               2003               2004            2003
----------------------------------------------------------------------------------------------------------------
Net income                                            $839               $568               $877          $  835
                                                      ----               ----               ----          ------
Other comprehensive income:
  Unrealized foreign currency translation gain          90                 88                106             134
  Unrealized holding gain (loss) on securities         (38)                18                (37)             53
  Reclassification adjustment on securities              -                129                  -             129
  Income tax benefit (expense) related to other
    comprehensive income items                          16                (58)                16             (72)
                                                      ----               ----               ----          ------
Total other comprehensive income, net of taxes          68                177                 85             244
                                                      ----               ----               ----          ------
Comprehensive income                                  $907               $745               $962          $1,079
                                                      ----               ----               ----          ------



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

Information about the Company's operations in its three business segments for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                    Three months ended June 30          Six months ended June 30
In thousands                                             2004             2003               2004           2003
----------------------------------------------------------------------------------------------------------------
Revenues:
    Indoor display                                    $ 4,384          $ 4,760            $ 8,517        $ 9,569
    Outdoor display                                     5,229            5,336             10,204(1)      12,613
    Entertainment/real estate                           3,499            3,435              6,720          6,542
                                                      -------          -------            -------        -------
Total revenues                                         13,112           13,531             25,441         28,724
                                                      -------          -------            -------        -------
Operating income (loss):
    Indoor display                                        434              439              1,128          1,420
    Outdoor display                                       254             (251)               565           (772)
    Entertainment/real estate                             802              748              1,746          1,423
                                                      -------          -------            -------        -------
Total operating income from continuing operations       1,490              936              3,439          2,071
Other income                                            2,568            2,500              2,580          4,078
Corporate general and administrative expenses          (1,894)          (1,731)            (2,898)        (3,182)
Interest expense-net                                     (922)            (993)            (1,837)        (1,966)
Income tax provision                                     (515)            (412)              (534)          (658)
                                                      --------         -------            -------        -------
Income from continuing operations                         727              300                750            343
Income from discontinued operation, net
    of income taxes                                       112              268                127            492
                                                      -------          -------            -------        -------
Net income                                            $   839          $   568            $   877        $   835
                                                      -------          -------            -------        -------

(1) Decrease primarily related to the sale of the custom sports business in March 2003.

Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the period ended June 30, 2004.

The following table presents the components of net periodic pension cost:

                                                    Three months ended June 30          Six months ended June 30
In thousands                                           2004               2003             2004             2003
----------------------------------------------------------------------------------------------------------------
Service cost                                          $   -              $ 127            $   -            $ 254
Interest cost                                           152                148              304              296
Expected return on plan assets                         (148)              (134)            (296)            (268)
Amortization of prior service cost                        5                  5               10               10
Amortization of net actuarial loss                       61                 55              122              110
Curtailment                                               -                 16                -               32
                                                      -----              -----            -----            -----
Net periodic pension cost                             $  70              $ 217            $ 140            $ 434
                                                      -----              -----            -----            -----


The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $166,000 to its pension plan in 2004. The Company has elected to contribute an increased amount of $524,000, which was contributed in July 2004.

Note 8 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.

Note 9 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three and six months ended June 30, 2004 and 2003, and summary balance sheet information relates to MetroLux as of June 30, 2004 and December 31, 2003.

                                                     Three months ended June 30          Six months ended June 30
In thousands                                            2004               2003             2004             2003
-----------------------------------------------------------------------------------------------------------------
Revenues                                              $  931             $  998           $1,888           $1,848
Gross profit                                             528                591            1,073            1,064
Net income                                               246                327              510              523
Company's share of partnership net income                123                163              255              261


                                                     June 30        December 31
In thousands                                            2004               2003
-------------------------------------------------------------------------------
Current assets                                        $  386             $  341
Noncurrent assets                                      3,840              3,937
                                                      ------             ------
Total assets                                           4,226              4,278
                                                      ------             ------

Current liabilities                                      515                653
Noncurrent liabilities                                 1,733              1,859
                                                      ------             ------
Total liabilities                                      2,248              2,512
                                                      ------             ------
Company's equity in partnership net assets            $  989             $  888
                                                      ------             ------


The Company's equity in partnership net assets is reflected in other assets in the consolidated balance sheets.

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

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the first quarter of 2003), catalog sports, retail and commercial markets. In addition, on April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation (see Note 4). Also, on June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenues for the six months ended June 30, 2004 decreased 11.4% to $25.4 million from $28.7 million for the six months ended June 30, 2003, principally due to the sale of the custom sports business during the first quarter of 2003. As a result of the sale, the Company is reporting lower revenues (see Note 4). The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

Indoor display revenues decreased $1.1 million or 11.0%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $861,000 or 13.9%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, and Indoor display equipment sales decreased $191,000 or 5.7%, due to a decline in sales in the transportation market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $2.4 million or 19.1%. Of this decrease, Outdoor display equipment sales decreased $2.5 million or 26.2%, in the custom outdoor sports sector, which decrease was primarily a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display equipment rentals and maintenance revenues increased $47,000 or 1.5%, primarily due to new equipment maintenance contracts.

Entertainment/real estate revenues increased $178,000 or 2.7%. This increase is primarily from an increase in overall admissions and concessions. In April 2004, the Company expanded its Durango, Colorado theatre to a seven-plex. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, which currently is in the process of a two screen expansion, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in 2003.

Total operating income for the six months ended June 30, 2004 increased 66.1% to $3.4 million from $2.1 million for the six months ended June 30, 2003, principally due to the sale of the custom sports business during the first quarter of 2003, which operated at a loss, and certain cost savings measures initiated by the Company during the second quarter of 2003.

Indoor display operating income decreased $292,000 or 20.6%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 63.2% of related revenues in 2004 compared to 58.3% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing and the revenues from indoor equipment rentals and maintenance also decreasing but not at the same rate. The Company initiated certain cost saving measures in 2003 to reduce field service costs and continues to strategically address the field service costs. Field service costs in the first six months of 2004 compared to the first six months of 2003 were reduced by approximately $87,000. Indoor display cost of equipment sales decreased $148,000 or 8.5%, primarily due to volume mix. Indoor display cost of equipment rentals and maintenance decreased $47,000 or 1.2%, largely due to certain cost savings measures initiated during the second quarter of 2003, such as a reduction in field service costs payroll, benefits and overhead expenses. Indoor display general and administrative expenses decreased $565,000 or 22.0% due to continued reduction of certain overhead costs such as sales salaries and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $1.3 million to $565,000 from a loss of $772,000, primarily as a result of a decrease in outdoor display equipment sales attributable to the sale of the custom outdoor sports business, which was sold during the first quarter of 2003, which operated at a loss. The cost of outdoor displays represented 78.8% of related revenues in 2004 compared to 87.7% in 2003. This improvement is due to a reduction in field service costs of approximately $402,000 primarily due to the sale of the custom outdoor sports business, a reduction in the cost of raw materials and an improvement in collections. Outdoor display cost of equipment sales decreased $2.6 million or 33.0%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $413,000 or 13.0%, primarily due to a decrease in field service costs payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $727,000 or 31.3%, primarily due to sale of the custom sports business during the first quarter of 2003. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $323,000 or 22.7%, primarily due to an increase in overall admissions and a decrease in operating expenses. The cost of entertainment/real estate represented 73.6% of related revenues in 2004 compared to 76.2% in 2003. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $34,000 or 0.7%. Entertainment/real estate general and administrative expenses decreased $117,000 due to continued reduction of certain overhead costs such as salaries and travel expenses.

Corporate general and administrative expenses decreased $284,000 or 8.9%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 and reduction in certain overhead costs primarily in pension and benefit costs offset by a $88,000 negative impact of the effect of foreign currency rates in 2004 compared to a $126,000 positive impact in 2003.

Net interest expense decreased $129,000, which is primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business, use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt. The gain on sale of assets in 2004 relates to the sale/leaseback of its Norwalk, Connecticut headquarters. The gain on sale of assets in 2003 relates to the sale of the custom sports business and the sale of vacant land. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the six months ended June 30, 2004 and 2003 was 41.0% and 51.0%, respectively. The higher rate in 2003 was due principally to the non-deductibility of a $229,000 write-off of goodwill resulting from the sale of the custom sports business.


Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues for the three months ended June 30, 2004 decreased 3.1% to $13.1 million from $13.5 million for the three months ended June 30, 2003. Indoor display revenues decreased $376,000 or 7.9%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $85,000 or 2.9%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, and Indoor display equipment sales decreased $291,000 or 15.7%, due to a decline in sales in the transportation market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $107,000 or 2.0%. Of this decrease, Outdoor display equipment sales decreased $113,000 or 3.0%, primarily in the custom outdoor commercial business. Outdoor display equipment rentals and maintenance revenues increased $6,000 or 0.4%, primarily due to new equipment maintenance contracts.

Entertainment/real estate revenues increased $64,000 or 2.0%. This increase is primarily from an increase in overall admissions and concessions. In April 2004, the Company expanded its Durango, Colorado theatre to a seven-plex.

Total operating income for the three months ended June 30, 2004 increased 59.4% to $1.5 million from $935,000 for the three months ended June 30, 2003, principally due to certain cost savings measures, such as field service costs, initiated by the Company during the second quarter of 2003.

Indoor display operating income decreased $5,000 or 1.1%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 63.0% of related revenues in 2004 compared to 59.6% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing and the revenues from indoor equipment rentals and maintenance also decreasing, but not at the same rate.
The Company initiated certain cost saving measures in 2003 to reduce field service costs and continues to strategically address the field service costs. Indoor display cost of equipment sales decreased $98,000 or 10.5%, primarily due to volume mix. Indoor display cost of equipment rentals and maintenance increased slightly. Indoor display general and administrative expenses decreased $298,000 or 20.1% due to continued reduction of certain overhead costs such as sales salaries and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $505,000 to $254,000 from a loss of $251,000. The principal factors contributing to such increase were a reduction in field service costs of approximately $127,000, a reduction in the cost of raw materials and an improvement in collections. The cost of outdoor displays represented 81.3% of related revenues in 2004 compared to 87.9% in 2003. Outdoor display cost of equipment sales decreased $306,000 or 9.9%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $134,000 or 8.4%, primarily due to a decrease in field service costs payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $172,000 or 19.2%, primarily due to a reduction in overhead costs such as sales expenses. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $55,000 or 7.4%, primarily due to an increase in overall admissions and a decrease in operating expenses. The cost of entertainment/real estate represented 75.8% of related revenues in 2004 compared to 77.5% in 2003. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $11,000 or 0.4%. Entertainment/real estate general and administrative expenses decreased $20,000 due to continued reduction of certain overhead costs such as salaries and travel expenses.

Corporate general and administrative expenses increased $164,000 or 9.5%, principally resulting from a $92,000 negative impact of the effect of foreign currency rates in 2004 compared to a $31,000 positive impact in 2003.

Net interest expense decreased $71,000, which is primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business, use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt. The gain on sale of assets in 2004 relates to the sale/leaseback of its Norwalk, Connecticut headquarters. The gain on sale of assets in 2003 relates to the sale of vacant land. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended June 30, 2004 and 2003 was 41.0% and 50.2%, respectively. The higher rate in 2003 was due principally to the non-deductibility of a $229,000 write-off of goodwill resulting from the sale of the custom sports business.


Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 2004 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 27, 2004, payable to stockholders of record as of June 30, 2004, and was paid July 23, 2004.

During the first quarter of 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures September 30, 2005. At June 30, 2004, $9.3 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement contains certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of net income. At June 30, 2004, the Company was in compliance with such financial covenants. The Company continues to evaluate the need and availability of long-term capital.

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

Payments of long-term debt due, including the $9.3 million term loans that mature September 30, 2005, and the 7 1/2% convertible subordinated notes not exchanged that mature December 1, 2006, employment and consulting agreement payments and the future minimum lease payments due under operating leases for the remainder of 2004 and the next four years are as follows:

                            Remainder of
In thousands                     2004             2005            2006             2007            2008
------------                     ----             ----            ----             ----            ----
Long-term debt                 $1,148          $10,074         $13,598           $1,310          $3,013
Employment and consulting
  agreement obligations           868            1,085             463              393             393
Operating leases                  367              710             675              516             383
                               ------          -------         -------           ------          ------
Total                          $2,383          $11,869         $14,736           $2,219          $3,789
                               ------          -------         -------           ------          ------


Cash and cash equivalents increased $1.8 million for the six months ended June 30, 2004 compared to an increase of $3.8 million in 2003. The increase in 2004 is primarily attributable to cash provided by operating activities from continuing operations of $3.9 million, proceeds from the sale of assets of $7.1 million, proceeds received from construction loan borrowings of $1.6 million and proceeds from the Company's joint venture of $0.2 million, offset by investment in equipment for rental of $2.0 million, purchases of property, plant and equipment including expansion of the Company's movie theatre in Durango, Colorado of $1.8 million, purchases of available-for-sale securities of $0.2 million, payments of long-term debt of $6.4 million, payments of dividends of $0.1 million and cash used by discontinued operation of $0.5 million. The increase in 2003 is primarily attributable to proceeds received from the sale of the custom sports business, offset by investment in equipment for rental and a repayment of long-term debt.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously, its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2004, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $256,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $212,000, based on dealer quotes, considering current exchange rates.


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


     Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the first fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 27, 2004 for the purpose of electing directors and approving the appointment of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

                                        For              Withheld
                                        ---              --------
           Richard Brandt               3,525,056        179,059
           Jean Firstenberg             3,578,923        125,192
           Gene Jankowski               3,578,923        125,192
           Victor Liss                  3,572,056        132,059

The following directors are continuing their terms as directors:

        Steven Baruch, Two-Years Remaining
        Matthew Brandt, One-Year Remaining
        Thomas Brandt, Two-Years Remaining
        Howard M. Brenner, Two-Years Remaining
        Robert B. Greenes, One-Year Remaining
        Howard S. Modlin, One-Year Remaining
        Michael R. Mulcahy, One-Year Remaining

The recommendation to retain Deloitte & Touche LLP as the independent auditors for the Corporation was approved by the following vote:

                                    For           Against    Abstain
                                    ---           -------    -------
Totals                              3,653,635     5,358      45,122


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10 Employment Agreement with Angela D. Toppi dated as of March 24, 2004, filed herewith.

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

         (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

             Form 8-K dated May 11, 2004, press release pertaining to the financial performance for the first quarter of 2004 and sale of Australian subsidiary.

             Form 8-K dated May 19, 2004, pertaining to Trans-Lux Corporation board of directors' adoption of a Code of Business Conduct and Ethics Guidelines.

             Form 8-K dated June 3, 2004, pertaining to the sale/leaseback of the Company's Norwalk, Connecticut headquarters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRANS-LUX CORPORATION
                                   ---------------------
                                      (Registrant)
Date:  August 16, 2004



                                   by  /s/  Angela D. Toppi
                                       --------------------
                                       Angela D. Toppi
                                       Executive Vice President and
                                       Chief Financial Officer