Form 10-Q
period 2004-09-30
TRANS LUX CORP
filed 2004-11-12
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2004
                                              ------------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                        Class                         Shares Outstanding
--------          ------------------------------           ------------------

11/11/04          Common Stock - $1.00 Par Value                 973,217
11/11/04          Class B Stock - $1.00 Par Value                287,505
                  (Immediately convertible into a like
                   number of shares of Common Stock.)

                               TRANS-LUX CORPORATION AND SUBSIDIARIES


                                         Table of Contents


<CAPTIONS>
                                                                                         Page No.
                                                                                         --------
Part I - Financial Information (unaudited)

         Item 1. Consolidated Balance Sheets - September 30, 2004
                 and December 31, 2003                                                       1

                 Consolidated Statements of Operations - Three and Nine Months
                 Ended September 30, 2004 and 2003                                           2

                 Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 2004 and 2003                                           3

                 Notes to Consolidated Financial Statements                                  4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                 14

         Item 4. Controls and Procedures                                                    14


Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                                           15

Signatures                                                                                  16

Exhibits


                                        Part I - Financial Information

                                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)
<CAPTIONS>
                                                                        September 30            December 31
In thousands, except share data                                                 2004                   2003
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 11,082               $ 12,022
  Available-for-sale securities                                                  532                    393
  Receivables, less allowance of $955 - 2004 and $1,092 - 2003                 7,418                  5,170
  Unbilled receivables                                                         1,133                    729
  Inventories                                                                  6,160                  5,647
  Prepaids and other                                                             596                    956
  Assets of discontinued operation                                                 -                  1,930
                                                                            --------               --------
    Total current assets                                                      26,921                 26,847
                                                                            --------               --------
Rental equipment                                                              92,864                 89,560
    Less accumulated depreciation                                             54,396                 48,654
                                                                            --------               --------
                                                                              38,468                 40,906
                                                                            --------               --------
Property, plant and equipment                                                 37,566                 41,742
    Less accumulated depreciation and amortization                             9,288                 11,763
                                                                            --------               --------
                                                                              28,278                 29,979
Goodwill                                                                       1,004                  1,035
Other assets                                                                   6,206                  3,255
                                                                            --------               --------
TOTAL ASSETS                                                                $100,877               $102,022
                                                                            ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  2,339               $  1,535
  Accrued liabilities                                                          5,898                  6,578
  Current portion of long-term debt                                            3,170                  2,637
  Liabilities of discontinued operation                                            -                    414
                                                                            --------               --------
    Total current liabilities                                                 11,407                 11,164
                                                                            --------               --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                              12,309                 30,177
  8 1/4% limited convertible senior subordinated notes due 2012               17,868                      -
  9 1/2% subordinated debentures due 2012                                      1,057                  1,057
  Notes payable                                                               23,584                 29,271
                                                                            --------               --------
                                                                              54,818                 60,505
Deferred credits, deposits and other                                           4,497                  2,052
Deferred income taxes                                                          5,070                  4,265
                                                                            --------               --------
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized
    2,452,900 shares issued in 2004 and 2003                                   2,453                  2,453
  Class B  - $1 par value - 1,000,000 shares authorized
    287,505 shares issued in 2004 and 2003                                       287                    287
  Additional paid-in-capital                                                  13,901                 13,901
  Retained earnings                                                           21,313                 20,490
  Accumulated other comprehensive loss                                        (1,031)                (1,258)
                                                                            --------               --------
                                                                              36,923                 35,873
  Less treasury stock - at cost - 1,479,714 and 1,479,688 shares in 2004 and 2003 (excludes additional 287,505 shares held
    in 2004 and 2003 for conversion of Class B stock)                         11,838                 11,837
                                                                            --------               --------
    Total stockholders' equity                                                25,085                 24,036
                                                                            --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $100,877               $102,022
                                                                            ========               ========
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)
<CAPTIONS>


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                                 -------------------         ---------------------
In thousands, except per share data                                 2004        2003             2004         2003
------------------------------------------------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                              $ 4,211     $ 4,439          $12,830      $13,872
  Equipment sales                                                  6,605       6,462           16,707       19,211
  Theatre receipts and other                                       3,249       3,628            9,969       10,170
                                                                 -------     -------          -------      -------
     Total revenues                                               14,065      14,529           39,506       43,253
                                                                 -------     -------          -------      -------
Operating expenses:
  Cost of equipment rentals and maintenance                        3,386       3,186            9,930       10,190
  Cost of equipment sales                                          4,363       4,199           11,241       13,831
  Cost of theatre receipts and other                               2,511       2,661            7,460        7,644
                                                                 -------     -------          -------      -------
     Total operating expenses                                     10,260      10,046           28,631       31,665
                                                                 -------     -------          -------      -------

Gross profit from operations                                       3,805       4,483           10,875       11,588
General and administrative expenses                                2,843       3,538            9,627       12,015
Interest income                                                       80           -              132           33
Interest expense                                                    (952)       (977)          (2,841)      (2,976)
Gain on sale of assets                                                 -           -            2,536        4,207
Other income (expense)                                                 5          20               49         (109)
                                                                 -------     -------          -------      -------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation                95         (12)           1,124          728

Provision for income taxes                                            64          89              598          747
Income from joint venture                                             48         162              303          423
                                                                 -------     -------          -------      -------
Income from continuing operations                                     79          61              829          404

Income from discontinued operation, net of income taxes                -          42              127          534
                                                                 -------     -------          -------      -------
Net income                                                       $    79     $   103          $   956      $   938
                                                                 =======     =======          =======      =======

Earnings per share continuing operations:
  Basic                                                            $0.06       $0.05            $0.66        $0.32
  Diluted                                                          $0.06       $0.05            $0.50        $0.32

Earnings per share discontinued operation:
  Basic                                                            $0.00       $0.03            $0.10        $0.42
  Diluted                                                          $0.00       $0.01            $0.03        $0.16

Total earnings per share:
  Basic                                                            $0.06       $0.08            $0.76        $0.74
  Diluted                                                          $0.06       $0.08            $0.53        $0.54

Average common shares outstanding:
  Basic                                                            1,261       1,261            1,261        1,261
  Diluted                                                          4,138       3,420            3,863        3,420

Cash dividends per share:
  Common stock                                                   $0.035      $0.035           $0.105       $0.105
  Class B stock                                                  $0.0315     $0.0315          $0.0945      $0.0945

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                    TRANS-LUX CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
<CAPTIONS>
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
In thousands                                                                                2004         2003
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                              $    956     $    938
  Income from discontinued operation                                                         127          534
                                                                                        --------     --------
  Income from continuing operations                                                          829          404
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            7,258        7,390
  Income from joint venture                                                                 (303)        (423)
  Deferred income taxes                                                                      810          663
  Gain on sale of assets                                                                  (2,536)      (4,207)
  Write down of available-for-sale securities                                                  -          129
  Gain on sale of securities                                                                 (11)           -
  Changes in operating assets and liabilities:
    Receivables                                                                           (2,652)         180
    Inventories                                                                             (513)         970
    Prepaids and other assets                                                               (145)        (659)
    Accounts payable and accruals                                                            135         (960)
    Deferred revenue, deposits and other                                                     228       (1,105)
                                                                                        --------     --------
      Net cash provided by operating activities                                            3,100        2,382
                                                                                        --------     --------

Cash flows from investing activities:
Equipment for rental                                                                      (3,304)      (2,535)
Purchases of property, plant and equipment                                                (1,958)        (226)
Purchases of available-for-sale securities                                                  (239)           -
Proceeds from sale of securities                                                             100            -
Proceeds from joint venture                                                                  150          550
Proceeds from sale of assets                                                               7,028        6,245
                                                                                        --------     --------
      Net cash provided by investing activities                                            1,777        4,034
                                                                                        --------     --------
Cash flows from financing activities:
Proceeds from long-term debt                                                              19,582       17,070
Payments of long-term debt                                                               (24,736)     (19,920)
Cash dividends                                                                              (133)        (133)
Purchase of treasury stock                                                                    (1)           -
                                                                                        --------     --------
      Net cash used in financing activities                                               (5,288)      (2,983)
                                                                                        --------     --------

      Net cash provided by (used in) discontinued operation                                 (529)         132
                                                                                        --------     --------
Net increase (decrease) in cash and cash equivalents                                        (940)       3,565
Cash and cash equivalents at beginning of year                                            12,022        8,270
                                                                                        --------     --------

Cash and cash equivalents at end of period                                              $ 11,082     $ 11,835
                                                                                        ========     ========

-------------------------------------------------------------------------------------------------------------
Interest paid                                                                           $  2,405     $  2,181
Interest received                                                                            110          129
Income taxes paid (refunded)                                                                  29         (189)
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (unaudited)

Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications of the prior year's amounts have been made to conform to the current year's presentation.

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. Before concluding that it is appropriate to apply the Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R on March 31, 2004, did not have a material impact on the Company's consolidated financial statements.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," that amends SFAS No. 123 ("SFAS 123"),
"Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                             Three months ended September 30      Nine months ended September 30
In thousands, except per share data                    2004             2003               2004             2003
----------------------------------------------------------------------------------------------------------------
Net income, as reported                               $  79            $ 103              $ 956            $ 938
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based  method for all
  awards, net of tax                                      3                1                  9               13
                                                      -----            -----              -----            -----
Pro forma net income                                  $  76            $ 102              $ 947            $ 925
Earnings per share:                                   -----            -----              -----            -----
As reported
  Basic                                               $0.06            $0.08              $0.76            $0.74
                                                      -----            -----              -----            -----
  Diluted                                             $0.06            $0.08              $0.53            $0.54
                                                      -----            -----              -----            -----
Pro forma
  Basic                                               $0.06            $0.08              $0.75            $0.73
                                                      -----            -----              -----            -----
  Diluted                                             $0.06            $0.08              $0.53            $0.53
                                                      -----            -----              -----            -----

Note 2 - Inventories

Inventories consist of the following:
<CAPTIONS>

                                 September 30            December 31
In thousands                             2004                   2003
--------------------------------------------------------------------

Raw materials and spare parts          $4,114                 $3,767
Work-in-progress                        1,391                  1,234
Finished goods                            655                    646
                                       ------                 ------
                                       $6,160                 $5,647
                                       ------                 ------

Note 3 - Long-Term Debt

During the nine months ended September 30, 2004, long-term debt, including current portion, decreased $5.2 million, primarily due to the use of the proceeds received from the sale of the Company's Australian subsidiary and from the sale of the Company's Norwalk, Connecticut headquarters to pay down debt and regular scheduled payments of long-term debt, offset by $1.7 million of advances on a construction loan to expand the Company's movie theatre in Durango, Colorado.

During the first quarter of 2003, the Company completed a refinancing of its senior debt with two term loans totaling $17.0 million and a revolving credit facility of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% (3.41% at September 30, 2004) and maturing October 1, 2005. The Company is in discussions with lenders to seek longer term financing of its senior debt. At September 30, 2004, the entire revolving credit facility was available as none had been drawn. The bank credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded debt ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of annual net income. At September 30, 2004, the Company was in compliance with such financial covenants.

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

Discontinued Operation

On April 28, 2004, the Company completed an agreement to sell the capital stock of its Australian subsidiary, Trans-Lux Pty Limited ("PTY"), for $1.7 million in cash, and the operating results were assumed by the buyer effective as of February 29, 2004. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company has accounted for PTY as a discontinued operation. The consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the prior periods are reported as a discontinued operation.

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
                                          Three months ended
                                                September 30         Nine months ended September 30
In thousands                                            2003                  2004             2003
---------------------------------------------------------------------------------------------------
Revenues                                               $ 319                 $ 135            $ 958
Operating expenses                                       181                   126              575
                                                       -----                 -----            -----
Gross profit                                             138                     9              383
General and administrative expenses                     (134)                 (126)            (353)
Foreign currency gain                                     39                   141              681
Interest income                                           17                     3               52
Gain on sale of assets                                     -                   112                -
Income tax provision                                     (18)                  (12)            (229)
                                                       -----                 -----            -----
Income from discontinued operation                     $  42                 $ 127            $ 534
                                                       -----                 -----            -----
Earnings per share:
  Basic                                                $0.03                 $0.10            $0.42
                                                       -----                 -----            -----
  Diluted                                              $0.01                 $0.03            $0.16
                                                       -----                 -----            -----


The following table presents the principal assets and liabilities of the discontinued operation:

<CAPTIONS>
                                                            December 31
In thousands                                                       2003
-----------------------------------------------------------------------
Accounts receivable                                              $  870
Inventories                                                         114
Property and equipment, net                                         690
Other assets                                                        256
                                                                 ------
Total assets of discontinued operation                            1,930

Accrued expenses, accounts and income taxes payable                 414

Intercompany payable (eliminated in consolidation)               $1,924


Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

<CAPTIONS>
                                                     Three months ended September 30     Nine months ended September 30
In thousands                                                 2004               2003            2004               2003
-----------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 79               $103          $  956             $  938
                                                             ----               ----          ------             ------
Other comprehensive income:
  Unrealized foreign currency translation gain (loss)         127                 (3)            233                131
  Unrealized holding gain (loss) on securities                 26                (26)            (11)                27
  Reclassification adjustment on securities                     -                  -               -                129
  Income tax benefit (expense) related to other
    comprehensive income items                                (11)                16               5                (56)
                                                             ----               ----          ------             ------
Total other comprehensive income (loss), net of taxes         142                (13)            227                231
                                                             ----               ----          ------             ------
Comprehensive income                                         $221               $ 90          $1,183             $1,169
                                                             ----               ----          ------             ------


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

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2004 and 2003 is as follows:

<CAPTIONS>
                                               Three months ended September 30      Nine months ended September 30
In thousands                                             2004             2003              2004              2003
------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 4,666          $ 4,198           $13,591           $13,767
  Outdoor display                                       6,150            6,703            15,946 (1)        19,316
  Entertainment/real estate                             3,249            3,628             9,969            10,170
                                                      -------          -------           -------           -------
Total revenues                                         14,065           14,529            39,506            43,253
                                                      -------          -------           -------           -------
Operating income:
  Indoor display                                          749              511             2,285             1,931
  Outdoor display                                         462            1,065               619               293
  Entertainment/real estate                               658              946             2,404             2,369
                                                      -------          -------           -------           -------
Total operating income from continuing operations       1,869            2,522             5,308             4,593
Other income                                                5               20             2,585             4,098
Corporate general and administrative expenses            (859)          (1,415)           (3,757)           (4,597)
Interest expense-net                                     (872)            (977)           (2,709)           (2,943)
Income tax provision                                      (64)             (89)             (598)             (747)
                                                      -------          -------           -------           -------
Income from continuing operations                          79               61               829               404
Income from discontinued operation, net
  of income taxes                                           -               42               127               534
                                                      -------          -------           -------           -------
Net income                                            $    79          $   103           $   956           $   938
                                                      -------          -------           -------           -------

(1) Decrease primarily related to the sale of the custom sports business in March 2003.

Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the period ended September 30, 2004.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                         Three months ended September 30         Nine months ended September 30
In thousands                                      2004              2003                 2004              2003
---------------------------------------------------------------------------------------------------------------
Service cost                                     $   -             $ 127                $   -             $ 381
Interest cost                                      152               148                  456               444
Expected return on plan assets                    (148)             (134)                (444)             (402)
Amortization of prior service cost                   5                 5                   15                15
Amortization of net actuarial loss                  61                55                  183               165
Curtailment                                          -                16                    -                48
                                                 -----             -----                -----             -----
Net periodic pension cost                        $  70             $ 217                $ 210             $ 651
                                                 -----             -----                -----             -----

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $166,000 to its pension plan in 2004. The Company had elected to contribute an increased amount of $524,000, which was contributed in July 2004.

Note 8 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.

Note 9 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three and nine months ended September 30, 2004 and 2003, and summary balance sheet information relates to MetroLux as of September 30, 2004 and December 31, 2003.

<CAPTIONS>
                                            Three months ended September 30         Nine months ended September 30
In thousands                                         2004              2003                 2004              2003
------------------------------------------------------------------------------------------------------------------
Revenues                                           $  778            $1,085               $2,666            $2,933
Gross profit                                          412               624                1,485             1,688
Net income                                             96               324                  606               847
Company's share of partnership net income              48               162                  303               423


<CAPTIONS>
                                             September 30       December 31
In thousands                                         2004              2003
---------------------------------------------------------------------------
Current assets                                     $  377            $  341
Noncurrent assets                                   3,830             3,937
                                                   ------            ------
Total assets                                        4,207             4,278
                                                   ------            ------

Current liabilities                                   403               653
Noncurrent liabilities                              1,731             1,859
                                                   ------            ------
Total liabilities                                   2,134             2,512
                                                   ------            ------
Company's equity in partnership net assets         $1,036            $  888
                                                   ------            ------

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


Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenues for the nine months ended September 30, 2004 decreased 8.7% to $39.5 million from $43.3 million for the nine months ended September 30, 2003, principally due to the sale of the custom sports business during the first quarter of 2003. As a result of the sale, the Company is reporting lower revenues (see Note 4). The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

Indoor display revenues decreased $176,000 or 1.3%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $579,000 or 6.4%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, offset by an increase in Indoor display equipment sales of $403,000 or 8.5%, due to an increase in sales in the gaming market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $3.4 million or 17.4%. Of this decrease, Outdoor display equipment sales decreased $2.9 million or 20.1%, primarily in the custom outdoor sports sector, which decrease was primarily a result of the sale of the custom sports business during the first quarter of 2003 and a decrease in catalog sports sales. Outdoor display equipment rentals and maintenance revenues decreased $464,000 or 9.5%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired, although the decline has lessened.

Entertainment/real estate revenues decreased $201,000 or 2.0%. Gross box office and concession revenue is ahead of last year, but is offset by a decrease in film booking income. In April 2004, the Company expanded one of its Durango, Colorado theatres from a five-plex to a seven-plex. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, which currently is in the process of a two screen expansion, the Company entered into a 15-year non-compete agreement for $450,000, which was paid in 2003.

Total operating income for the nine months ended September 30, 2004 increased 15.6% to $5.3 million from $4.6 million for the nine months ended September 30, 2003, principally due to the sale of the custom sports business during the first quarter of 2003, and certain cost savings measures initiated by the Company during the second quarter of 2003.

Indoor display operating income increased $354,000 or 18.3%, primarily as a result of the increase in revenues in the gaming market combined with lower general and administrative costs. The cost of indoor displays represented 61.9% of related revenues in 2004 compared to 60.2% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing and the revenues from indoor equipment rentals and maintenance also decreasing but not at the same rate. The Company initiated certain cost saving measures in 2003 to reduce field service costs and continues to strategically address the field service costs. Indoor display cost of equipment sales increased $123,000 or 1.5%, primarily due to volume mix. Indoor display cost of equipment rentals and maintenance remained constant, largely due to certain cost savings measures initiated during the second quarter of 2003, such as a reduction in field service costs payroll, benefits and overhead expenses.
Indoor display general and administrative expenses decreased $653,000 or 18.4% due to continued reduction of certain overhead costs such as sales salaries and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $326,000 to $619,000 from $293,000, primarily as a result of the sale of the custom outdoor sports business, which was sold during the first quarter of 2003. The cost of outdoor displays represented 80.0% of related revenues in 2004 compared to 81.5% in 2003. This improvement is due to a reduction in field service costs of approximately $277,000, the sale of the custom outdoor sports business and a reduction in the cost of raw materials. Outdoor display cost of equipment sales decreased $3.0 million or 18.9%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $261,000 or 5.8%, primarily due to a decrease in field service costs payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $723,000 or 22.0%, primarily due to sale of the custom sports business during the first quarter of 2003 and collections of previously reserved accounts receivable. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $35,000 or 1.5%, primarily due to a decrease in operating expenses. The cost of entertainment/real estate represented 74.8% of related revenues in 2004 compared to 75.2% in 2003. This improvement is due to reduction of certain operating expenses such as payroll and benefits. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $184,000 or 2.4%. Entertainment/real estate general and administrative expenses decreased $172,000 due to continued reduction of certain overhead costs such as salaries and travel expenses.

Corporate general and administrative expenses decreased $840,000 or 18.3%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 and reduction in certain overhead costs primarily in pension and benefit costs offset by a $81,000 positive impact of the effect of foreign currency rates in 2004 compared to a $132,000 positive impact in 2003.

Net interest expense decreased $234,000, which is primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business, use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt offset by an increase in variable interest rates. The gain on sale of assets in 2004 relates to the sale/leaseback of its Norwalk, Connecticut headquarters. The gain on sale of assets in 2003 relates to the sale of the custom sports business and the sale of vacant land, also in Norwalk, Connecticut. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which decreased due to additional competition in the area.

The effective tax rate for the nine months ended September 30, 2004 and 2003 was 41.9% and 64.9%, respectively. The higher rate in 2003 was due principally to the non-deductibility of a $229,000 write-off of goodwill resulting from the sale of the custom sports business.


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total revenues for the three months ended September 30, 2004 decreased 3.2% to $14.1 million from $14.5 million for the three months ended September 30, 2003. Indoor display revenues increased $468,000 or 11.1%. Of this increase, Indoor display equipment sales increased $594,000 or 42.6%, due to an increase in sales in the gaming market offset by a decrease in Indoor display equipment rentals and maintenance revenues of $126,000 or 4.5%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $553,000 or 8.3%. Of this decrease, Outdoor display equipment sales decreased $450,000 or 8.9%, primarily in the catalog sports business, although the backlog remains strong. Outdoor display equipment rentals and maintenance revenues decreased $103,000 or 6.3%, primarily due to the continued expected revenue decline in the outdoor equipment rentals and maintenance bases previously acquired, although the decline has lessened.

Entertainment/real estate revenues decreased $379,000 or 10.3%. This decrease is primarily from a decrease in overall admissions and concessions affected by not as many strong film releases toward the end of the quarter.

Total operating income for the three months ended September 30, 2004 decreased $653,000 to $1.9 million from $2.5 million for the three months ended September 30, 2003, principally due to a decrease in outdoor catalog sports sales and lower theatre admissions offset by an increase in indoor display gaming market.

Indoor display operating income increased $238,000 or 46.6%, primarily as a result of an increase in revenues in the gaming market. The cost of indoor displays represented 64.9% of related revenues in 2004 compared to 64.5% in 2003. The Company initiated certain cost saving measures in 2003 to reduce field service costs and continues to strategically address the field service costs. Indoor display cost of equipment sales increased $270,000 or 32.8%, primarily due to volume mix. Indoor display cost of equipment rentals and maintenance increased slightly. Indoor display general and administrative expenses decreased $88,000 or 9.0% due to continued reduction of certain overhead costs such as sales salaries and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income decreased $603,000 to $462,000 from $1.1 million. The principal factor contributing to such decrease was a reduction in Outdoor display equipment sales in the catalog sports market and a decrease in profit margins of the outdoor display business. The cost of outdoor displays represented 76.8% of related revenues in 2004 compared to 69.8% in 2003.
Outdoor display cost of equipment sales decreased $106,000 or 3.1%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance increased $152,000 or 11.7%, primarily due to an increase in field service costs, payroll, benefits and overhead expenses. Outdoor display general and administrative expenses remained constant. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $288,000 or 30.4%, primarily due to a decrease in overall admissions and an increase in operating expenses. The cost of entertainment/real estate represented 77.3% of related revenues in 2004 compared to 73.3% in 2003. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $150,000 or 5.6% primarily due to film rental costs. Entertainment/real estate general and administrative expenses decreased $55,000 due to continued reduction of certain overhead costs such as salaries and travel expenses.

Corporate general and administrative expenses decreased $556,000 or 39.3%, principally resulting from a reduction in certain overhead costs primarily in pension and benefit costs and a $169,000 positive impact of the effect of foreign currency rates in 2004 compared to a $6,000 positive impact in 2003.

Net interest expense decreased $105,000, which is primarily attributable to a decrease in long-term debt due to the use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt offset by an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended September 30, 2004 and 2003 was 44.8% and 59.3%, respectively. The 2003 rate was due principally to an increase in the provision for foreign and state taxes.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2004 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 23, 2004, payable to stockholders of record as of October 8, 2004, and was paid October 29, 2004.

During the first quarter of 2003, the Company refinanced its senior debt. The refinancing consisted of two term loans totaling $17.0 million and a revolving line of credit of up to $5.0 million at variable interest rates ranging from LIBOR plus 1.75% to Prime plus 0.25% and matures October 1, 2005. The Company is in discussions with lenders to seek longer term financing of its senior debt. At September 30, 2004, $9.3 million was outstanding under the term loans and the entire revolving credit facility was available as none had been drawn. The bank credit agreement contains certain financial covenants, which include a fixed charge coverage ratio of 1.0 to 1.0, a total funded ratio of 5.0 to 1.0, a leverage ratio of 3.0 to 1.0 and maintaining a tangible net worth of not less than $20.0 million, plus 50% of net income. At September 30, 2004, the Company was in compliance with such financial covenants. The Company continues to evaluate the need and availability of long-term capital.

The Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 (the "Exchange Offer"). The Exchange Offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged. The New Notes provide for a higher interest rate, have a longer term, will be convertible into Common Stock at a lower conversion price of $9.00 per share until 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Payments of long-term debt due, including the $9.3 million term loans that mature October 1, 2005, and the 7 1/2% convertible subordinated notes not exchanged in the Exchange Offer that mature December 1, 2006, employment and consulting agreement payments and the future minimum lease payments due under operating leases for the remainder of 2004 and the next four years are as follows:

<CAPTIONS>
                           Remainder of
In thousands                       2004             2005           2006           2007           2008
------------                       ----             ----           ----           ----           ----
Long-term debt                   $  664          $10,057        $13,582         $1,294         $2,999
Employment and consulting
  agreement obligations             435            1,085            463            393            393
Operating leases                    188              720            680            517            383
                                 ------          -------        -------         ------         ------
Total                            $1,287          $11,862        $14,725         $2,204         $3,775
                                 ======          =======        =======         ======         ======

Cash and cash equivalents decreased $940,000 for the nine months ended September 30, 2004 compared to an increase of $3.6 million in 2003. The decrease in 2004 is primarily attributable to investment in equipment for rental of $3.3 million, purchases of property, plant and equipment, including expansion of the Company's movie theatre in Durango, Colorado, of $2.0 million, purchases of available-for-sale securities of $0.2 million, payments of long-term debt of $6.9 million, payments of dividends of $0.1 million and cash used by discontinued operation of $0.5 million offset by cash provided by operating activities from continuing operations of $3.1 million, proceeds from the sale of assets of $7.0 million, proceeds received from construction loan borrowings of $1.7 million and proceeds from the Company's joint venture of $0.2 million. The increase in 2003 is primarily attributable to proceeds received from the sale of the custom sports business and the sale of vacant land in Norwalk, Connecticut, offset by investment in equipment for rental and a repayment of long-term debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously, its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2004, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $250,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $243,000, based on dealer quotes, considering current exchange rates.


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


Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal controls over financial reporting, that occurred in the fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             Part II - Other Information
                             ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10 Extension of Maturity for Credit Facilities letter agreement dated September 30, 2004 among Trans-Lux Corporation, People's Bank as Agent and People's Bank and The Bank of New York.

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

         (b) Reports on Form 8-K. During the quarter for which this report on Form 10-Q is filed, the registrant filed the following:

             Form 8-K dated August 16, 2004, press release pertaining to the financial performance for the second quarter of 2004.

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


Date:  November 12, 2004



                                      by /s/ Angela D. Toppi
                                        ----------------------------
                                        Angela D. Toppi
                                        Executive Vice President and
                                        Chief Financial Officer