Form 10-K
period 2004-12-31
TRANS LUX CORP
filed 2005-03-31
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004
                                            -----------------

Commission file number 1-2257

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                which registered
-----------------------------                      ------------------------

Common Stock, $1.00 par value                      American Stock Exchange

7 1/2% Convertible Subordinated
  Notes due 2006                                   American Stock Exchange

8 1/4% Limited Convertible Senior Subordinated
  Notes due 2012                                   American Stock Exchange

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

                             TRANS-LUX CORPORATION
                      2004 Form 10-K Cover Page Continued


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes     No X
                                       ---    ---

As of the close of business on March 30, 2005, there were outstanding, 973,259 shares of the Registrant's Common Stock and 287,463 shares of its Class B Stock.

Based on the closing stock price of $6.90 on June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant was $6,960,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2005, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2004 Form 10-K Annual Report

                               Table of Contents


<CAPTIONS>
                                     PART I
                                                                                Page

ITEM 1.   Business                                                                  1
ITEM 2.   Properties                                                                7
ITEM 3.   Legal Proceedings                                                         7
ITEM 4.   Submission of Matters to a Vote of Security Holders                       7

                                         PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                                   8
ITEM 6.   Selected Financial Data                                                   9
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    11
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk               15
ITEM 8.   Financial Statements and Supplementary Data                              16
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                 39
ITEM 9A.  Controls and Procedures                                                  39
ITEM 9B.  Other Information                                                        39

                                         PART III

ITEM 10.  Directors and Executive Officers of the Registrant                       40
ITEM 11.  Executive Compensation                                                   41
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management           41
ITEM 13.  Certain Relationships and Related Transactions                           41
ITEM 14.  Principal Accounting Firm Fees                                           41

                                         PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                               42

Signatures                                                                         45

                                     PART I
ITEM 1.  BUSINESS

     Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diodes), plasma and LCD screens, and light bulb based technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include data, graphics and video displays for stock and commodity exchanges, financial institutions, sports stadiums and venues, schools, casinos, convention centers, corporate, government, theatres, retail, airports and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and income-producing real estate properties.

ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

    The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and parts of Canada, which performs on-site installation, service and maintenance for its customers and others.

    The Company employs a modular engineering design strategy, allowing basic "building blocks" of electronic modules to be easily combined and configured in order to meet the broad application requirements of the industries it serves. This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

    The Company's electronic information display market is broken down into two distinct segments: the Indoor division and the Outdoor division. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; by sports stadiums and venues; by educational institutions; by outdoor advertising companies; by corporate and government communication centers; by retail outlets; by casinos, race tracks and other gaming establishments; in airports, train stations, bus terminals and other transportation facilities; on highways and major thoroughfares; by movie theatres; by health maintenance organizations and in various other applications.

    Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government and private sector, and gaming. The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. The change in regulatory environment in the financial marketplace resulted in the influx of banks and other financial institutions into the brokerage business and the need for these institutions to use information displays to advertise product offerings to consumers. The Indoor division has a new line of advanced last sale price displays, full color LED tickers, graphics and video displays.

    The government and private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, lobbies, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies, military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

    The gaming sector includes casinos, Indian gaming establishments and racetracks. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights and scratches. Casinos and racetracks also use electronic displays throughout their facilities to advertise to and attract gaming patrons. Equipment for the Indoor display segment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

    Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by schools, sports stadiums, sports venues, gas stations, highway departments and outdoor advertisers attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers, scoreboards and video displays available in monochrome and full color. The Company has utilized its strong position in the Indoor display market combined with several acquisitions to enhance its presence in the Outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. This division generally sells through distributors and dealers. Equipment for the Outdoor display segment generally has a lead-time of 10 to 90 days depending on the size and type of equipment ordered and material availability.

    Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2004 and 2003 was approximately $3.9 million and $3.3 million, respectively. The December 31, 2004 backlog will be recognized in 2005. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

    During 2004 the Company's Outdoor Display division continued to enhance CaptiVue(TM), a new product line, launched in 2003, of outdoor full matrix LED message centers offering greater design flexibility, modularity and increased clarity at an economical price, which is being well received in the commercial marketplace.

    Continued development of new indoor products includes new monochrome and tricolor ticker displays utilizing improved LED display technology; curved and flexible displays; higher speed processors for faster data access and improved update speed; greater integration of blue LED's to provide full color text, graphics and video displays; wireless controlled displays; and a new graphics interface to display more data at higher resolutions.

    The Company recently developed tricolor GraphixWalls(TM), its economical full-matrix indoor graphic display product. Featuring flexible functionality at a lower cost, GraphixWall provides a more competitive offering. Applications for GraphixWall displays include flight information, baggage claim and way-finding at airports, automatic call directories at contact centers, order processing support at manufacturing facilities, and for posting prices and promoting products in financial and retail environments.

    As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be improved. The Company continued to expand its PromoWall(R) product line, a new product line utilizing various technologies incorporating these features, as well as flat screen displays, which are expected to provide a choice of products for the custom applications demanded by its customers.

    The Company maintains a staff of 26 people who are responsible for product development and support. The engineering and product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense and product enhancement and development amounted to $2,449,000, $2,609,000 and $3,370,000 in 2004, 2003 and 2002, respectively. The reduction from 2002 is principally due to the sale of the custom sports business during the first quarter of 2003.

MARKETING AND DISTRIBUTION
--------------------------

    The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 24 direct sales representatives, four telemarketers, a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

    The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 23 domestic and international trade shows annually.

    Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company has existing relationships with approximately 22 independent distributors worldwide covering Europe, South and Central America, Canada, Asia and Australia. International sales have represented less than 10% of total revenues in the past three years but the Company believes that it is well positioned for expansion.

    In addition to its existing distribution networks, the Company signed an agreement in January 2005 with a major, worldwide provider of electronic video displays for the distribution of all Trans-Lux display products, including scoreboards, commercial outdoor signs and indoor display products, on a worldwide basis in conjunction with its own product line. Because this provider employs approximately 50 sales representatives and 100 sales agents worldwide, the agreement significantly increases the scope of the Company's distribution channels around the globe.

    Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Des Moines, Iowa; Toronto, Ontario; and Brampton, Ontario; as well as approximately 40 satellite offices in the U.S. and Canada.

    The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

    The Company's revenues in 2004, 2003 and 2002 did not include any single customer that accounted for more than 10% of total revenues.


MANUFACTURING AND OPERATIONS
-----------------------------

    As of the end of the year, the Company's production facilities were located in Norwalk, Connecticut and Des Moines, Iowa, and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

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

SERVICE AND SUPPORT
-------------------

    The Company emphasizes the quality and reliability of its products and the ability of its field service personnel to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. In the market segments covered by the Company's dealers and distributors, they offer support for the products they sell.

    Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company operates its National Technical Services Center from its Norwalk, Connecticut headquarters, which performs equipment repairs and dispatches service technicians on a nationwide basis. The Company's field service is augmented by various service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.


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

THEATRE OPERATIONS
------------------

    The Company currently operates 64 screens in 11 locations in the western Mountain States, which includes a twelve-plex theatre in Loveland, Colorado, which is a 50% owned joint venture partnership. In 2002, the Company closed a single screen theatre in Santa Fe, New Mexico. In 2003, the Company closed a non-profitable four-plex theatre in Dillon, Colorado. In 2004, the Company expanded its Durango, Colorado location by adding two additional screens and in January 2005 completed the expansion of its Dillon, Colorado location by adding two additional screens. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales.
Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

    The Company's motion picture theatres are subject to varying degrees of competition in the geographic areas in which they operate. In one area, theatres operated by a national circuit compete with the Company's theatres. The Company's theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.

INTELLECTUAL PROPERTY
---------------------

    The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, licenses and trademarks important to its business.

EMPLOYEES
---------

    The Company has approximately 470 employees as of February 28, 2005, of which approximately 305 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. During June 2004, the Company entered into a sale/leaseback of its 102,000 square foot facility located at such site, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. The Company leased back the property for four years, after which a three-year lease for part of the building will take effect. Approximately 9,500 square feet of the building is currently subleased to others.

The Company owns a facility in Des Moines, Iowa and theatre properties in:

    Sahuarita, Arizona
    Dillon, Colorado
    Durango, Colorado
    Loveland, Colorado (50% ownership)
    Espanola, New Mexico
    Los Lunas, New Mexico
    Santa Fe, New Mexico
    Taos, New Mexico
    Laramie, Wyoming

    The Company also leases nine premises throughout North America for use as sales, service and/or administrative operations, and leases three theatre locations. The aggregate rental expense was $737,000, $528,000 and $643,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

    (b) The Company had approximately 685 holders of record of its Common Stock and approximately 62 holders of record of its Class B Stock as of March 30, 2005.

    (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 2004. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.

    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:


                                  High      Low
                                  ----      ---
              2004
              First Quarter      $7.89    $5.99
              Second Quarter      8.20     6.30
              Third Quarter       7.02     6.10
              Fourth Quarter      8.00     6.10

              2003
              First Quarter      $5.35    $4.75
              Second Quarter      6.55     5.10
              Third Quarter       7.79     6.00
              Fourth Quarter      7.19     5.85

ITEM 6.  SELECTED FINANCIAL DATA

    (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2004, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.

<CAPTIONS>
     Years Ended                                                2004       2003       2002       2001       2000
     -----------                                                ----       ----       ----       ----       ----
     In thousands, except per share data
     Revenues                                               $ 52,579   $ 56,022   $ 73,206   $ 68,501   $ 65,829
     Income (loss) from continuing operations                    412        365         34        601     (1,737)
     Income (loss) from discontinued operation                   127        689        394        (92)      (494)
     Net income (loss)                                           539      1,054        428        509     (2,231)
     Earnings (loss) per share continuing operations:
       Basic                                                $   0.33   $   0.29   $   0.03   $   0.47   $  (1.38)
       Diluted                                                  0.33       0.29       0.03       0.47      (1.38)
     Earnings (loss) per share discontinued operation:
       Basic                                                $   0.10   $   0.55   $   0.31   $  (0.07)  $  (0.39)
       Diluted                                                  0.03       0.20       0.12      (0.07)     (0.39)
     Total earnings (loss) per share:
       Basic                                                $   0.43   $   0.84   $   0.34   $   0.40   $  (1.77)
       Diluted                                                  0.43       0.70       0.34       0.40      (1.77)
     Cash dividends per share:
       Common stock                                         $   0.14   $   0.14   $   0.14   $   0.14   $   0.14
       Class B stock                                           0.126      0.126      0.126      0.126      0.126
     Average common shares outstanding                         1,261      1,261      1,261      1,261      1,261
     Total assets                                           $101,114   $100,092   $109,433   $112,597   $112,060
     Long-term debt                                           56,796     60,505     67,209     69,250     68,552
     Stockholders' equity                                     24,605     24,036     23,025     23,568     23,696

(b)  The following table sets forth quarterly financial data for years ended
     December 31, 2004 and December 31, 2003:

<CAPTIONS>
Quarter Ended                                         March 31       June 30       September 30       December 31(1)
-------------                                         --------       -------       ------------       --------------
In thousands, except per share data
2004
Revenues                                               $12,329       $13,112            $14,065            $13,073
Gross profit                                             3,625         3,445              3,805              3,182
Income (loss) from continuing operations                    23           727                 79               (417)
Income from discontinued operation                          15           112                  -                  -
Net income (loss)                                           38           839                 79               (417)
Earnings (loss) per share continuing operations:
  Basic                                                   0.02          0.58               0.06              (0.33)
  Diluted                                                 0.02          0.28               0.06              (0.33)
Earnings per share discontinued operation:
  Basic                                                   0.01          0.09                  -                  -
  Diluted                                                 0.01          0.03                  -                  -
Total earnings (loss) per share:
  Basic                                                   0.03          0.67               0.06              (0.33)
  Diluted                                                 0.03          0.31               0.06              (0.33)
Cash dividends per share:
  Common stock                                           0.035         0.035              0.035              0.035
  Class B stock                                         0.0315        0.0315             0.0315             0.0315


2003
Revenues                                               $15,193       $13,531            $14,529            $12,769
Gross profit                                             3,765         3,340              4,483              3,839
Income (loss) from continuing operations                    43           300                 61                (39)
Income from discontinued operation                         224           268                 42                155
Net income                                                 267           568                103                116
Earnings (loss) per share continuing operations:
  Basic                                                   0.03          0.24               0.05              (0.03)
  Diluted                                                 0.03          0.18               0.05              (0.03)
Earnings per share discontinued operation:
  Basic                                                   0.18          0.21               0.03               0.13
  Diluted                                                 0.18          0.08               0.01               0.04
Total earnings per share:
  Basic                                                   0.21          0.45               0.08               0.10
  Diluted                                                 0.21          0.26               0.08               0.10
Cash dividends per share:
  Common stock                                           0.035         0.035              0.035              0.035
  Class B stock                                         0.0315        0.0315             0.0315             0.0315

(1) During the quarter ended December 31, 2003, the Company recorded a decrease in the effective tax rate for the year, which had the effect of decreasing the quarterly income tax expense by approximately $124,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor display, Outdoor display and Entertainment/Real Estate.
     The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government, and corporate markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the custom sports (which the Company sold during the first quarter of 2003), catalog sports, retail and commercial markets. In addition, on April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation (see Note 6). Also, on June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters (see Note 6). The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, goodwill and intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
     Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its consolidated financial statements:
     Percentage of Completion: The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, additional or a reduction of cost of sales may be required.
     Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
     Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
     Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
     Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
     Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2004 and 2003, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of $117,000 and $149,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2004, plan assets were invested 54.5% in guaranteed investment contracts, 42.0% in equity and index funds, 2.3% in bonds and 1.2% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2004, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 6.00%. Net periodic cost for 2005 will be based on the December 31, 2004 valuation. The defined benefit plan periodic cost was $280,000 in 2004, $867,000 in 2003 and $755,000 in 2002. As of December 31,
2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for the year ended December 31, 2004. At December 31, 2004, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $68,000 and a one percentage point change in the discount rate would affect the net periodic cost by $106,000.


Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. At December 31, 2004, long-term debt outstanding of $25.6 million was at variable rates of interest ranging from 4.06% to 5.25% and $31.2 million was at fixed rates ranging from 7.50% to 9.50%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and, at December 31, 2004, was not involved in any derivative financial instruments.


Results of Operations

2004 Compared to 2003

Total revenues for the year ended December 31, 2004 decreased 6.1% to $52.6 million from $56.0 million for the year ended December 31, 2003, principally due to the sale of the custom sports business during the first quarter of 2003. As a result of the sale, the Company is reporting lower revenues (see Note 6 to the Consolidated Financial Statements). The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the Outdoor display segment and therefore have not been reported as a discontinued operation.
    Indoor display revenues decreased $671,000 or 3.7%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $1.4 million or 11.3%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, offset by an increase in Indoor display equipment sales of $738,000 or 13.2%, due to an increase in sales in the gaming market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.
    Outdoor display revenues decreased $2.4 million or 9.8%. Of this decrease, Outdoor display equipment sales decreased $1.8 million or 10.3%, primarily in the custom outdoor sports sector, which decrease was primarily a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display equipment rentals and maintenance revenues decreased $561,000 or 8.7%, primarily due to the continued expected revenue decline in the Outdoor equipment rentals and maintenance bases previously acquired.
    Entertainment/real estate revenues decreased $384,000 or 2.8%. Gross box office and concession revenues were basically level compared to 2003, but other theatre-related income was lower. In April 2004, the Company expanded one of its Durango, Colorado theatres from a five-plex to a seven-plex. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, which is in the process of a two screen expansion, the Company entered into a 15-year noncompete agreement for $450,000, which was paid in 2003.
    Total operating income for the year ended December 31, 2004 decreased 5.7% to $5.9 million from $6.3 million for the year ended December 31, 2003, principally due to the decrease in revenues in indoor display equipment rentals and maintenance and the sale of the custom sports business during the first quarter of 2003.
    Indoor display operating income decreased $543,000 or 18.2%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 62.4% of related revenues in 2004 compared to 58.8% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company initiated certain cost saving measures in 2003 to reduce field service costs and continues to strategically address the field service costs. Indoor display cost of equipment rentals and maintenance increased $112,000 or 1.5%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales increased $120,000 or 3.9%, primarily due to volume mix. Indoor display general and administrative expenses decreased $360,000 or 8.1%, due to continued reduction of certain overhead costs such as sales salaries, related payroll benefits and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Outdoor display operating income increased to $386,000 in 2004 compared to a loss of $263,000 in 2003, primarily as a result of the sale of the custom outdoor sports business, which was sold during the first quarter of 2003, and the Company initiating certain cost saving measures during the second quarter of 2003. The cost of outdoor displays represented 80.6% of related revenues in 2004 compared to 81.6% in 2003. This improvement is due to a reduction in field service costs of approximately $413,000, the sale of the custom outdoor sports business and a reduction in the cost of raw materials. Outdoor display cost of equipment sales decreased $1.8 million or 13.2%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $364,000 or 6.0%, primarily due to a decrease in field service payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $874,000 or 18.5%, primarily due to the sale of the custom sports business during the first quarter of 2003 and collections of previously reserved accounts receivable. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Entertainment/real estate operating income decreased $464,000 or 12.9%, primarily due to an increase in other operating expenses and a decrease in MetroLux Theatre joint venture income of $297,000 to $396,000 in 2004, principally due to a reduction in box office revenue as a result of another theatre chain opening a cinema in a neighboring town. The 2003 MetroLux Theatre joint venture income was $693,000, which included a gain on the sale of vacant land of $122,000. The cost of entertainment/real estate represented 75.4% of related revenues in 2004 compared to 74.3% in 2003. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $142,000 or 1.4%, due to a reduction in payroll and related benefits and certain other operating expenses. Entertainment/real estate general and administrative expenses decreased $75,000 or 11.7% due to a continued reduction of certain overhead costs such as salaries and travel expenses.
    Corporate general and administrative expenses decreased $1.6 million or 28.3%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 and reduction in certain overhead costs primarily in pension and benefit costs, medical and general insurance costs, and a $125,000 positive impact of the effect of foreign currency exchange rates in 2004 compared to a $29,000 positive impact in 2003.
    Net interest expense decreased $142,000, which is primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business, use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt offset by an increase in variable interest rates. During December 2004, the Company successfully completed an amendment of its senior debt, which includes a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million, and a revolving loan of up to $5.0 million. To meet its short-term working capital requirements, the revolving loan facility, if needed, was fully available at December 31, 2004.
    The gain on sale of assets in 2004 primarily relates to the sale/leaseback of the Company's Norwalk, Connecticut headquarters. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado. Other income primarily relates to the earned income portion of municipal forgivable loans.
    The effective tax rate for the year ended December 31, 2004 was 50.9%. For the year ended December 31, 2003, the effective tax rate was 64.3%. Both year-end rates were affected by foreign subsidiary income being taxed at higher rates.


2003 Compared to 2002

Total revenues for the year ended December 31, 2003 decreased 23.5% to $56.0 million from $73.2 million for the year ended December 31, 2002, principally due to the sale of the custom sports business during the first quarter of 2003 (see
Note 6 to the Consolidated Financial Statements).
    Indoor display revenues decreased $2.1 million or 10.5%. Of this decrease, indoor display equipment rentals and maintenance revenues decreased $1.6 million or 11.3%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services and energy markets, and indoor display equipment sales decreased $538,000 or 8.8%, primarily in the financial services market. The financial services market continues to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.
    Outdoor display revenues decreased $14.3 million or 37.2%. Of this decrease, outdoor display equipment sales decreased $14.2 million or 44.4%, primarily in the custom outdoor sports sector, which decrease was a result of the sale of the custom sports business during the first quarter of 2003.
Outdoor display equipment rentals and maintenance revenues decreased $166,000 or 2.5%, primarily due to the expected continuing decline in the outdoor equipment rentals and maintenance bases previously acquired.
    Entertainment/real estate revenues decreased $721,000 or 5.0%, primarily from a decrease in overall admissions of 6.2%, attributable to fewer screens in operation and fewer high grossing films compared to 2002. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, the Company entered into a 15-year noncompete agreement for $450,000, which was paid in 2003.
    Total operating income for the year ended December 31, 2003 decreased 33.2% to $6.3 million from $9.4 million for the year ended December 31, 2002, principally due to the decrease in revenues in indoor display equipment rentals and maintenance and the sale of the custom sports business during the first quarter of 2003.
    Indoor display operating income decreased $2.2 million or 42.3%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 58.8% of related revenues in 2003 compared to 51.7% in 2002. The cost of indoor displays as a percentage of related revenues increased primarily due to higher depreciation expense and the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company continues to strategically address the field service costs, and during 2003, consolidated its national field service center from Norcross, Georgia to its Norwalk, Connecticut headquarters. In addition, during the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $19,000. Indoor display cost of equipment rentals and maintenance increased $36,000 or 0.5%, due to an increase in depreciation expense. Indoor display cost of equipment sales increased $151,000 or 5.2%, primarily due to volume mix. Indoor display general and administrative expenses decreased $119,000 or 2.6%, principally resulting from certain cost saving measures initiated during the second quarter of 2003.
    Outdoor display operating income decreased by $1.1 million to a loss of $263,000 in 2003 compared to a profit of $803,000 in 2002, primarily as a result of a decrease in outdoor display equipment sales attributed to the sale of the custom outdoor sports business during the first quarter of 2003 and the expected revenue decline in outdoor equipment rentals and maintenance bases from previous acquisitions. During the second quarter of 2003, the Company initiated certain cost saving measures and recorded a charge for lay-offs and early retirement incentives of approximately $47,000. The cost of outdoor displays represented 81.6% of related revenues in 2003 compared to 80.8% in 2002. Outdoor display cost of equipment sales decreased $11.2 million or 45.1%, primarily due to the decrease in volume as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $165,000 or 2.6%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased $1.9 million or 28.5%, primarily due to the sale of the custom sports business during the first quarter of 2003. Cost of indoor and outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Entertainment/real estate operating income increased $113,000 or 3.3%, primarily due to a decrease in operating expenses. The cost of entertainment/real estate represented 74.3% of related revenues in 2003 compared to 77.4% in 2002. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $984,000 or 8.8%, due to variable expenses such as film rental costs decreasing due to a decrease in overall box office revenues and a decrease in the film rental percentage as a percent of revenue. Entertainment/real estate general and administrative expenses increased $42,000 or 7.0% as a result of an increase in certain overhead costs such as medical and benefits.
    Corporate general and administrative expenses increased $314,000 or 6.0%, principally resulting from certain cost saving measures initiated during the second quarter of 2003, which included a charge for lay-offs and early retirement incentives of approximately $46,000, a $29,000 positive impact of the effect of foreign currency exchange rates in 2003 compared to a $56,000 negative impact in 2002, and increases in certain overhead costs in medical and general insurance costs, pension and benefit costs.
    Net interest expense decreased $587,000, which is primarily attributable to the decrease in variable interest rates and renegotiated terms of certain debt in 2003 vs. 2002, a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business and regular scheduled payments of long-term debt. The Company has a revolving credit facility to meet its short-term working capital requirements, if needed, which was fully available at December 31, 2003.
    The gain on sale of assets relates to the sales of vacant land and of the custom sports business. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland,

Colorado. Other income primarily relates to the earned income portion of municipal forgivable loans offset by a write-down of available-for-sale securities to reflect losses that were considered to be other than temporary.
    The effective tax rate for the year ended December 31, 2003 was 64.3%. For the year ended December 31, 2002, the effective tax rate was 86.2%. Both year-end rates were affected by foreign subsidiary income being taxed at higher rates. The 2002 tax rate was further impacted by unused income tax credits and state minimum franchise taxes in excess of state income tax rates.


Liquidity and Capital Resources

During December 2004, the Company successfully completed an amendment of its senior debt, which includes a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million for the purpose of financing 50% of the redemption and/or purchase of the remaining Old Notes (defined below) on a matching basis, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (4.80% at December 31, 2004). The term loan, non-revolving line of credit, and revolving loan mature on January 1, 2012, January 1, 2007, and January 1, 2008, respectively. The non-revolving line of credit is convertible into a Converted Term Loan maturing January 1, 2012. At December 31, 2004, the entire non-revolving and revolving loan facilities were available, as none had been drawn. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.5 million plus 50% of net income beginning December 31, 2004 and maintaining accounts with an average monthly compensating balance of not less than $750,000. At December 31, 2004, the Company was in compliance with such financial covenants.
    The Company believes that cash generated from operations together with cash and cash equivalents on hand and the current availability under the non-revolving line of credit and revolving loan will be sufficient to fund its anticipated current and near term cash requirements. The Company continually evaluates the need and availability of long-term capital in order to fund potential new opportunities. On April 14, 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 ("New Notes") for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 ("Old Notes"). The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged, leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012. The Indenture agreement related to the Old Notes requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million.
    Cash and cash equivalents increased $376,000 in 2004 compared to increases of $3.8 and $2.6 million in 2003 and 2002, respectively. The increase in 2004 is primarily attributable to proceeds received from sales of assets of $7.0 million, proceeds from the sale of available-for-sale securities of $0.3 million, proceeds received from construction loan borrowings of $1.5 million, proceeds from the Company's joint venture of $0.2 million, and operating activities of $6.8 million, offset by the investment in equipment manufactured for rental of $5.3 million, purchases of property, plant and equipment, including expansion of the Company's movie theatres in Durango and Dillon, Colorado, of $3.0 million, purchases of available-for-sale securities of $0.3 million, reduction in long-term debt of $6.1 million, payments of dividends of $0.2 million, and cash used by the discontinued operation of $0.5 million. The increase in 2003 is primarily attributable to proceeds received from sales of vacant land of $2.8 million and the custom sports business of $3.4 million, proceeds from the Company's joint venture of $0.9 million, proceeds from the sale of available-for-sale securities of $0.3 million and operating activities of $6.6 million, offset by the investment in equipment manufactured for rental, expansion of the Company's movie theatre in Durango, Colorado, other equipment purchases of $5.3 million, reduction in long-term debt of $3.7 million, payments of dividends of $0.2 million, and cash used by the discontinued operation of $1.0 million. The increase in 2002 was primarily attributable to proceeds received from sale of a building of $0.8 million, proceeds from the Company's joint venture of $0.8 million, and operating activities of $9.2 million, offset by the investment in equipment manufactured for rental and other equipment purchases of $6.2 million, from financing activities of $1.8 million and cash used by the discontinued operation of $0.2 million. The Company experiences a favorable collection cycle on its trade receivables.
    Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The following table summarizes the Company's fixed cash obligations as of December 31, 2004 over the next five fiscal years:

<CAPTIONS>
In thousands                           2005      2006     2007     2008     2009
--------------------------------------------------------------------------------
Current portion of long-term debt    $1,744   $     -   $    -   $    -   $    -
Long-term debt                            -    14,458    2,090    4,704    2,258
Employment and consulting
  agreement obligations               1,095       473      404      404      404
Operating lease payments                749       650      472      360      264
                                     ------   -------   ------   ------   ------
Total                                $3,588   $15,581   $2,966   $5,468   $2,926
--------------------------------------------------------------------------------

Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
    The Company's $1.1 million investment in the MetroLux Theatres joint venture is accounted for under the equity method of accounting. The Company has guaranteed $1.1 million (60%) of a $1.9 million mortgage loan held by MetroLux Theatres.
    During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that terminate in September 2005, which are classified as operating leases. The Company has guaranteed up to a maximum of $403,000 if, upon default, the lessor cannot recover the unamortized balance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, through August 2002, the Company had hedged its exposure to changes in interest rates on a portion of its variable debt by entering into interest rate swap agreements to lock in fixed interest rates for a portion of these borrowings. The fair value of the Company's fixed rate long-term debt is disclosed in Note 9 to the Consolidated Financial Statements. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investments in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $167,000. The fair value is based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $263,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:


                                    CONSOLIDATED STATEMENTS OF OPERATIONS

<CAPTIONS>
In thousands, except per share data     Years ended December 31            2004         2003         2002
---------------------------------------------------------------------------------------------------------
Revenues:
   Equipment rentals and maintenance                                    $16,944      $18,915      $20,659
   Equipment sales                                                       22,269       23,357       38,076
   Theatre receipts and other                                            13,366       13,750       14,471
                                                                        ---------------------------------
     Total revenues                                                      52,579       56,022       73,206
                                                                        ---------------------------------

Operating expenses:
   Cost of equipment rentals and maintenance                             13,398       13,650       13,778
   Cost of equipment sales                                               15,052       16,731       27,811
   Cost of theatre receipts and other                                    10,072       10,214       11,198
                                                                        ---------------------------------
     Total operating expenses                                            38,522       40,595       52,787
                                                                        ---------------------------------

Gross profit from operations                                             14,057       15,427       20,419
General and administrative expenses                                      12,501       15,385       17,032
Interest income                                                             184           49          118
Interest expense                                                         (3,915)      (3,922)      (4,578)
Gain on sale of assets                                                    2,536        4,207          314
Other income (expense)                                                       82          (46)         204
                                                                        ---------------------------------
Income (loss) from continuing operations before income taxes,
   income from joint venture and discontinued operation                     443          330         (555)

Provision (benefit) for income taxes:
   Current                                                                  366          464         (369)
   Deferred                                                                  61          194          581
                                                                        ---------------------------------
     Total provision for income taxes                                       427          658          212
                                                                        ---------------------------------

Income from joint venture                                                   396          693          801
                                                                        ---------------------------------

Income from continuing operations                                           412          365           34

Income from discontinued operation, net of income taxes                     127          689          394
                                                                        ---------------------------------

Net income                                                              $   539      $ 1,054      $   428
                                                                        =================================
Earnings per share continuing operations:
   Basic                                                                $  0.33      $  0.29      $  0.03
   Diluted                                                              $  0.33      $  0.29      $  0.03

Earnings per share discontinued operation:
   Basic                                                                $  0.10      $  0.55      $  0.31
   Diluted                                                              $  0.03      $  0.20      $  0.12

Total earnings per share:
   Basic                                                                $  0.43      $  0.84      $  0.34
   Diluted                                                              $  0.43      $  0.70      $  0.34


Average common shares outstanding:
   Basic                                                                  1,261        1,261        1,261
   Diluted                                                                3,932        3,421        3,418

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                         CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
In thousands, except share data          December 31                                   2004           2003
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 12,398       $ 12,022
   Available-for-sale securities                                                        388            393
   Receivables, less allowance of $711 - 2004 and $1,092 - 2003                       5,989          5,170
   Unbilled receivables                                                                 585            729
   Inventories                                                                        6,565          5,647
   Prepaids and other                                                                   534            956
   Assets of discontinued operation                                                       -          1,930
                                                                                   -----------------------
     Total current assets                                                            26,459         26,847
                                                                                   -----------------------
Rental equipment                                                                     90,938         89,560
   Less accumulated depreciation                                                     52,538         48,654
                                                                                   -----------------------
                                                                                     38,400         40,906
                                                                                   -----------------------
Property, plant and equipment                                                        37,747         41,742
   Less accumulated depreciation and amortization                                     8,787         11,763
                                                                                   -----------------------
                                                                                     28,960         29,979
Goodwill                                                                              1,004          1,004
Other assets                                                                          6,291          3,286
                                                                                   -----------------------
TOTAL ASSETS                                                                       $101,114       $102,022
                                                                                   =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  2,413       $  1,535
   Accrued liabilities                                                                7,353          6,578
   Current portion of long-term debt                                                  1,744          2,637
   Liabilities of discontinued operation                                                  -            414
                                                                                   -----------------------
     Total current liabilities                                                       11,510         11,164
                                                                                   -----------------------
Long-term debt:
   7 1/2% convertible subordinated notes due 2006                                    12,309         30,177
   8 1/4% limited convertible senior subordinated notes due 2012                     17,868              -
   9 1/2% subordinated debentures due 2012                                            1,057          1,057
   Notes payable                                                                     25,562         29,271
                                                                                   -----------------------
                                                                                     56,796         60,505
Deferred credits, deposits and other                                                  3,959          2,052
Deferred income taxes                                                                 4,244          4,265
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value -  5,500,000 shares authorized,
     2,452,942 and 2,452,900 shares issued in 2004 and 2003                           2,453          2,453
   Class B  - $1 par value - 1,000,000 shares authorized,
     287,463 and 287,505 shares issued in 2004 and 2003                                 287            287
   Additional paid-in-capital                                                        13,901         13,901
   Retained earnings                                                                 20,852         20,490
   Accumulated other comprehensive loss                                              (1,050)        (1,258)
                                                                                   -----------------------
                                                                                     36,443         35,873
   Less treasury stock - at cost - 1,479,714 and 1,479,688 shares in 2004 and 2003 (excludes additional 287,463 and 287,505
     shares held in 2004 and 2003 for conversion of Class B stock)                   11,838         11,837
                                                                                   -----------------------
     Total stockholders' equity                                                      24,605         24,036
                                                                                   -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $101,114       $102,022
                                                                                   =======================

The accompanying notes are an integral part of these consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


<CAPTIONS>
In thousands                           Years ended December 31                        2004        2003       2002
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                        $    539    $  1,054    $   428
   Income from discontinued operation                                                  127         689        394
                                                                                  -------------------------------
   Income from continuing operations                                                   412         365         34
Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                     9,852       9,889     10,153
   Income from joint venture                                                          (396)       (693)      (801)
   Deferred income taxes                                                                61         204        581
   Gain on sale of assets                                                           (2,536)     (4,207)      (314)
   Write down of available-for-sale securities                                           -         129          -
   Gain on sale of available-for-sale securities                                       (27)        (28)         -
   Changes in operating assets and liabilities:
     Receivables                                                                      (675)      1,379      2,019
     Inventories                                                                      (918)        916       (591)
     Prepaids and other assets                                                        (239)       (374)      (132)
     Accounts payable and accruals                                                   1,581        (122)    (1,809)
     Deferred credits, deposits and other                                             (310)       (890)        32
                                                                                  -------------------------------
       Net cash provided by operating activities                                     6,805       6,568      9,172
                                                                                  -------------------------------

Cash flows from investing activities
Equipment manufactured for rental                                                   (5,284)     (4,145)    (5,468)
Purchases of property, plant and equipment                                          (3,039)     (1,183)      (691)
Purchases of available-for-sale securities                                            (282)       (113)         -
Proceeds from sale of available-for-sale securities                                    307         312          -
Proceeds from joint venture, net                                                       150         900        775
Proceeds from sale of assets                                                         7,028       6,245        758
                                                                                  -------------------------------
       Net cash provided by (used in) investing activities                          (1,120)      2,016     (4,626)
                                                                                  -------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                                        20,596      17,438      2,233
Payments of long-term debt                                                         (25,198)    (21,113)    (3,842)
Purchase of treasury stock                                                              (1)          -          -
Cash dividends                                                                        (177)       (176)      (176)
                                                                                  -------------------------------
       Net cash used in financing activities                                        (4,780)     (3,851)    (1,785)
                                                                                  -------------------------------

       Net cash used in discontinued operation                                        (529)       (981)      (190)
                                                                                  -------------------------------

Net increase in cash and cash equivalents                                              376       3,752      2,571
Cash and cash equivalents at beginning of year                                      12,022       8,270      5,699
                                                                                  -------------------------------

Cash and cash equivalents at end of year                                          $ 12,398    $ 12,022    $ 8,270
                                                                                  ===============================
-----------------------------------------------------------------------------------------------------------------
Interest paid                                                                     $  3,172    $  3,661    $ 4,253
Interest received                                                                      162         112        131
Income taxes paid (refunded)                                                            41         272       (523)
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

<CAPTIONS>
                                                                                                                        Accumulated
                                                                                    Additional                                Other
In thousands, except share data                      Common Stock        Class B       Paid-in   Treasury   Retained  Comprehensive
For the three years ended December 31, 2004         Shares  Amount    Shares Amount    Capital      Stock   Earnings  Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                          2,452,900  $2,453   287,505   $287    $13,901   $(11,837)   $19,360        $  (596)
Net income                                               -       -         -      -          -          -        428              -
Cash dividends                                           -       -         -      -          -          -       (176)             -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation                -       -         -      -          -          -          -            (56)
  Unrealized holding loss                                -       -         -      -          -          -          -            (14)
  Minimum pension liability adjustment                   -       -         -      -          -          -          -           (821)
  Unrealized derivative gain                             -       -         -      -          -          -          -             96
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2002                        2,452,900   2,453   287,505    287     13,901    (11,837)     19,612        (1,391)
Net income                                               -       -         -      -          -          -       1,054             -
Cash dividends                                           -       -         -      -          -          -        (176)            -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation                -       -         -      -          -          -           -           179
  Unrealized holding gain                                -       -         -      -          -          -           -            25
  Reclassification adjustment on securities              -       -         -      -          -          -           -            78
  Minimum pension liability adjustment                   -       -         -      -          -          -           -          (149)
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2003                        2,452,900   2,453   287,505    287     13,901    (11,837)     20,490        (1,258)
Net income                                               -       -         -      -          -          -         539            -
Cash dividends                                           -       -         -      -          -          -        (177)           -
Common stock acquired (26 shares)                        -       -         -      -          -         (1)          -            -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation                -       -         -      -          -          -           -           329
  Unrealized holding loss                                -       -         -      -          -          -           -            (4)
  Minimum pension liability adjustment                   -       -         -      -          -          -           -          (117)
  Class B conversion to common stock                    42       -       (42)     -          -          -           -             -
                                                 ----------------------------------------------------------------------------------
Balance December 31, 2004                        2,452,942  $2,453   287,463   $287    $13,901   $(11,838)    $20,852       $(1,050)
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


<CAPTIONS>
In thousands               Years ended December 31           2004       2003       2002
---------------------------------------------------------------------------------------
Net income                                                  $ 539     $1,054    $   428
                                                            ---------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation                     329        179        (56)
  Unrealized holding gain (loss) on securities                 (7)        42         (8)
  Reclassification adjustment on securities                     -        129          -
  Minimum pension liability adjustment                       (196)      (247)    (1,368)
  Unrealized derivative gain                                    -          -        174
  Income tax benefit related to items of other
    comprehensive income                                       82         30        463
                                                            ---------------------------
Total other comprehensive income (loss), net of tax           208        133       (795)
                                                            ---------------------------
Comprehensive income (loss)                                 $ 747     $1,187    $  (367)
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of cinemas.
    Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the "Company"). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is included in other assets in the Consolidated Balance Sheets and is recorded as income from joint venture in the Consolidated Statements of Operations.
    Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
    Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company's credit facility with its senior lender requires maintaining accounts with an average monthly compensating balance of not less than $750,000.
    Available-for-sale securities: Available-for-sale securities consist of mutual fixed income funds and equity securities and are stated at fair value with changes in fair value reflected in other comprehensive income (loss).
    Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.


The following is a summary of the allowance for uncollectable accounts at December 31:

<CAPTIONS>
In thousands                            2004        2003          2002
----------------------------------------------------------------------
Balance at beginning of year          $1,092      $1,009        $  465
  Provisions                             213         718           835
  Deductions                            (594)       (635)         (291)
                                      --------------------------------
Balance at end of year                $  711      $1,092        $1,009
----------------------------------------------------------------------

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
    Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value. Valuation allowances for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays. The Company evaluates the adequacy of these valuation allowances regularly.
    Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and are being depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease.
The estimated useful lives are as follows:

-----------------------------------------------------
Rental equipment                       10 to 15 years
Buildings and improvements             10 to 40 years
Machinery, fixtures and equipment       4 to 15 years
Leaseholds and improvements             5 to 27 years
-----------------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
    Goodwill and intangibles: The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss. In connection with the sale of the custom sports business, in the first quarter of 2003 (see Note 6), the Company reduced goodwill by $229,000.
    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; noncompete agreements over their terms of seven and 10 years; deferred financing costs over the life of the related debt of two to 20 years; and other intangibles over 10 years. The Company periodically evaluates the value of its goodwill and the period of amortization of its other intangible assets and determines if such assets are impaired by comparing the carrying values with estimated future undiscounted cash flows. The Company performed the annual impairment tests for goodwill as of October 1, 2004, 2003 and 2002, and determined that goodwill was not impaired as of those dates. Other intangible assets are evaluated when indicators of impairment exist.
    Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of 15 years using an accelerated method, which contemplates contract expiration, fall-out and non-renewal.
    Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
    Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Theatre receipts and other revenues are recognized at time service is provided.

    Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
    Foreign currency: The functional currency of the Company's non-U.S. business operations is the applicable local currency. The assets and liabilities of such operations are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
    Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. From time to time the Company enters into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments is included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows.
    Stock-based compensation plans: The Company records compensation expense for its stock-based employee compensation plans, which are described more fully in Note 13, in accordance with the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. During 2004, 2003 and 2002, the Company issued all stock options at 100% of market value at date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123 (revised 2004)").  SFAS 123 (revised
2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective as of the first quarter that begins after June 15, 2005, with early adoption permitted.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
In thousands, except per share data                    2004      2003      2002
-------------------------------------------------------------------------------
Net income, as reported                               $ 539    $1,054     $ 428
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net of tax      7        17        51
                                                      -------------------------
Pro forma net income                                  $ 532    $1,037     $ 377
                                                      -------------------------
Earnings per share:
  Basic, as reported                                  $0.43    $ 0.84     $0.34
  Diluted, as reported                                $0.43    $ 0.70     $0.34
                                                      -------------------------
  Basic, pro forma                                    $0.42    $ 0.82     $0.30
  Diluted, pro forma                                  $0.42    $ 0.70     $0.30
-------------------------------------------------------------------------------

Accounting pronouncements: In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply the Accounting Research Bulletin No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R on March 31, 2004, did not have any effect on the Company's consolidated financial statements

    Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in accumulated other comprehensive loss until realized. Adjustments of $4,000 and $103,000 were made to equity to reflect the net unrealized gains on available-for-sale securities at December 31, 2004 and 2003, respectively. During the second quarter of 2003, the Company wrote down available-for-sale securities by $129,000 to reflect losses that were considered to be other than temporary. The Company realized gains of $27,000 and $28,000 on the sales of available-for-sale securities during 2004 and 2003, respectively.

Available-for-sale securities consist of the following:

<CAPTIONS>
                                2004                      2003
                           --------------------------------------------
                            Fair   Unrealized          Fair  Unrealized
In thousands               Value       Losses         Value      Losses
-----------------------------------------------------------------------
Mutual funds               $330           $15          $349         $11
Equity securities            58             3            44           -
                           --------------------------------------------
                           $388           $18          $393         $11
-----------------------------------------------------------------------

3.  Inventories

Inventories consist of the following:

<CAPTIONS>
In thousands                              2004              2003
----------------------------------------------------------------
Raw materials and spare parts           $4,704            $3,767
Work-in-progress                         1,357             1,234
Finished goods                             504               646
                                        ------------------------
                                        $6,565            $5,647
----------------------------------------------------------------

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
In thousands                              2004              2003
----------------------------------------------------------------
Land, buildings and improvements       $29,906           $33,391
Machinery, fixtures and equipment        6,864             7,374
Leaseholds and improvements                977               977
                                       -------------------------
                                       $37,747           $41,742
----------------------------------------------------------------

Land, buildings and equipment having a net book value of $26.1 million and $26.8 million at December 31, 2004 and 2003, respectively, were pledged as collateral under mortgage agreements.


5.  Other Assets

Other assets consist of the following:

<CAPTIONS>
In thousands                                          2004           2003
-------------------------------------------------------------------------
Receivable - sale/leaseback of facility             $2,580         $    -
Investment in joint venture (see Note 17)            1,133            888
Deferred financing costs, net of accumulated
  amortization of $985 - 2004 and $1,495 - 2003      1,025          1,013
Noncompete agreements, net of accumulated
  amortization of $239 - 2004 and $185 - 2003          367            421
Prepaids                                               295            323
Maintenance contracts, net of accumulated
  amortization of $2,194 - 2004 and $2,130 - 2003      193            257
Deposits and other                                     698            384
                                                    ---------------------
                                                    $6,291         $3,286
-------------------------------------------------------------------------

The receivable - sale/leaseback of facility relates to a long-term receivable secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser of the Norwalk, Connecticut facility (see
Note 6).
     Deferred financing costs relate to the issuance of the 7 1/2% convertible subordinated notes, the 8 1/4% limited convertible senior subordinated notes, the 9 1/2% subordinated debentures, mortgages and other financing agreements.
     Noncompete agreements relate to the acquisition of one of the outdoor businesses, the acquisition of theatre leases and a $450,000 restrictive covenant agreement relating to a theatre.
     Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
     Future amortization expense of intangible assets over the next five years is expected as follows: $288,000 - 2005, $267,000 - 2006, $194,000 - 2007,
$193,000 - 2008, $151,000 - 2009.


6.  Sale of Assets and Discontinued Operation

Sale of Assets

On June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters for a sales price of $8.1 million, of which $5.5 million was paid in cash and the balance of $2.6 million is payable, with interest, four years from closing. The Company leased back the property for four years, after which a three-year lease for part of the building will take effect. The $2.6 million receivable is included in other assets in the Consolidated Balance Sheets. In accordance with SFAS No. 28 "Accounting for Sales with Leasebacks," the Company recorded a gain of approximately $2.5 million ($1.5 million, net of tax), on the sale and deferred $2.2 million of the gain for a total gain of $4.7 million. The deferred gain represents the present value of the lease payments over the term of the leaseback and will be recognized proportionately to the rental charge over the next seven years and is included in deferred credits, deposits and other in the Consolidated Balance Sheets. The $2.6 million balance of the purchase price is secured by a purchase money mortgage subordinate to a $3.5 million first mortgage in favor of the purchaser's lender. In conjunction with the sale, the Company prepaid $4.9 million of its long-term debt with its senior lenders.
     On June 30, 2003, the Company sold a parcel of vacant land adjacent to its corporate headquarters in Norwalk, Connecticut for a cash price of $3.0 million. The Company recorded a gain of approximately $1.5 million, net of tax, on the sale.
     On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $876,000, net of tax, on the sale. As part of sale, the Company recorded bonuses to certain continuing employees of $75,000, which was included in the recorded gain. As a result of the sale, the Company is reporting lower revenues. The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

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

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
In thousands                            2004      2003      2002
----------------------------------------------------------------
Revenues                               $ 135    $1,552    $1,685
Operating expenses                       126     1,000     1,066
                                       -------------------------
Gross profit                               9       552       619
General and administrative expenses     (126)     (680)     (614)
Foreign currency gain                    141       941       330
Interest income                            3        64        59
Gain on sale of assets                   112         -         -
Income tax provision                     (12)     (188)        -
                                       -------------------------
Income from discontinued operation     $ 127    $  689    $  394
                                       -------------------------
Earnings per share:
 Basic                                 $0.10    $ 0.55    $ 0.31
 Diluted                               $0.03    $ 0.20    $ 0.12
----------------------------------------------------------------

The following table presents the principal assets and liabilities of the discontinued operation:

<CAPTIONS>
                                                    December 31
In thousands                                               2003
---------------------------------------------------------------
Accounts receivable                                      $  870
Inventories                                                 114
Property and equipment, net                                 690
Other assets                                                256
                                                         ------
Total assets of discontinued operation                    1,930

Accrued expenses, accounts and income taxes payable         414

Intercompany payable (eliminated in consolidation)       $1,924
---------------------------------------------------------------

7.  Taxes on Income

The components of income tax expense are as follows:

<CAPTIONS>
In thousands                   2004              2003              2002
-----------------------------------------------------------------------
Current:
  Federal                      $  -              $  -             $(704)
  State and local                60               110                (3)
  Foreign                       306               354               338
                               ----------------------------------------
                                366               464              (369)
                               ----------------------------------------
Deferred:
  Federal                        44               157               600
  State and local                17                37               (19)
                               ----------------------------------------
                                 61               194               581
                               ----------------------------------------
Total income tax expense       $427              $658             $ 212
-----------------------------------------------------------------------

Income taxes provided differed from the expected federal statutory rate of 34% as follows:

<CAPTIONS>
                                                2004       2003        2002
---------------------------------------------------------------------------
 Statutory federal income tax rate              34.0%      34.0%       34.0%
 State income taxes, net of federal benefit      6.0        9.5        (6.0)
 Foreign income taxed at different rates         8.8       11.6        37.1
 Unused income tax credits                         -          -        17.8
 Other                                           2.1        9.2         3.3
                                                ---------------------------
 Effective income tax rate                      50.9%      64.3%       86.2%
---------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

<CAPTIONS>
In thousands                                2004           2003
---------------------------------------------------------------
Deferred tax asset:
  Tax credit carryforwards               $ 1,050        $ 1,050
  Operating loss carryforwards             5,089          5,900
  Net pension costs                          681            700
  Bad debts                                  251            394
  Other                                      703            570
  Valuation allowance                        (68)          (156)
                                         ----------------------
                                           7,706          8,458
                                         ----------------------
Deferred tax liability:
  Depreciation                            10,979         11,840
  Gain on purchase of the Company's
    9% subordinated debentures               439            439
  Other                                      532            444
                                         ----------------------
                                          11,950         12,723
                                         ----------------------

Net deferred tax liability               $ 4,244        $ 4,265
---------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $12.9 million, which begin to expire in 2019.
     A valuation allowance has been established for the amount of deferred tax assets related to state net operating loss carryforwards and job credits, which management estimates will more likely than not expire unused.


8.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
In thousands                                2004          2003
--------------------------------------------------------------
Pension liability (see Note 12)           $1,844        $1,908
Compensation and employee benefits         1,272         1,348
Interest payable                             655           399
Taxes payable                                656           294
Warranty obligations                         260           308
Other                                      2,666         2,321
                                          --------------------
                                          $7,353        $6,578
--------------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities at December 31, follows:

<CAPTIONS>
 In thousands                               2004      2003      2002
--------------------------------------------------------------------
 Balance at beginning of year               $308     $ 541     $ 310
  Provisions                                   -        29       594
  Deductions                                 (48)     (262)     (363)
                                            ------------------------
 Balance at end of year                     $260     $ 308     $ 541
--------------------------------------------------------------------

9.  Long-Term Debt

Long-term debt consist of the following:

\<CAPTIONS>
 In thousands                                         2004           2003
-------------------------------------------------------------------------
 7 1/2% convertible subordinated notes due 2006    $12,309        $30,177
 8 1/4% limited convertible senior subordinated
  notes due 2012                                    17,868              -
 9 1/2% subordinated debentures due 2012             1,057          1,057
 Term loan - bank secured, due in quarterly
  installments through 2012                         10,000         15,105
 Real estate mortgages - secured, due in monthly
  installments through 2024                         17,078         16,525
 Loans payable - CEBA, secured, due in monthly
  installments through 2007                            228            278
                                                   ----------------------
                                                    58,540         63,142
 Less portion due within one year                    1,744          2,637
                                                   ----------------------
 Long-term debt                                    $56,796        $60,505
-------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

In thousands            2005     2006     2007     2008     2009
----------------------------------------------------------------
                      $1,744  $14,458   $2,090   $4,704   $2,258
----------------------------------------------------------------

The 7 1/2% Convertible Subordinated Notes (the "Old Notes") are due in 2006. Interest is payable semiannually. The Old Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share. The Old Notes may be redeemed by the Company, in whole or in part, at declining premiums. The related Indenture agreement requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million.
    On April 14, 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "New Notes") for each $1,000 principal amount of its Old Notes. The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged, leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures (the "Debentures") due 2012.
     The Debentures are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
    During December 2004, the Company successfully completed an amendment of its senior debt, which includes a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (4.80% at December 31, 2004). The term loan, non-revolving line of credit, and revolving loan mature on January 1, 2012, January 1, 2007, and January 1, 2008, respectively. The non-revolving line of credit is convertible into a converted term loan maturing January 1, 2012. At December 31, 2004, the entire line of credit facility was available as none had been drawn. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.5 million, plus 50% of net income beginning December 31, 2004 and maintaining accounts with an average monthly compensating balance of not less than $750,000. At December 31, 2004, the Company was in compliance with such financial covenants.
    At December 31, 2004, the Company was not involved in any derivative financial instruments.
    The Company has mortgages on certain of its facilities at variable rates of interest, which are payable in monthly installments, the last of which extends to 2024. At December 31, 2004, such variable interest rates ranged from 4.06% to 5.25%.
    During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred credits, deposits and other in the Consolidated Balance Sheets prior to December 31, 2002. The loans were forgiven on a pro-rata basis when predetermined employment levels were attained. As of December 31, 2002, the Company did not meet the maximum specified employment levels and, accordingly, is required to repay the non-forgiven portion, although during 2004 and 2003 none was required to be repaid. At December 31, 2004, the non-forgiven amount totaled $133,333 and is expected to be payable in even monthly installments over two years at 6.0% interest, if not renegotiated.
    During 2003, the Company incurred interest costs of $3.9 million. At December 31, 2004, the fair value of the Notes and the Debentures was $30.7 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.


10.  Stockholders' Equity

    During 2004, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2004 and January 2005. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.
    The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock. The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
    The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
    Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.9 million and 2.2 million at December 31, 2004 and 2003, respectively.


11.  Engineering Development

Engineering development expense was $443,000, $469,000 and $496,000 for 2004, 2003, and 2002, respectively.


12.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the year ended December 31, 2004.
    For 2004 and 2003, due primarily to a drop in the discount rate and the effect of the plan's investment experience at the December 31 measurement date on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. The Company's pension obligations for this plan exceeded plan assets by $3.3 million at December 31, 2004.
    The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.
Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The portfolio contains a diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

At December 31, 2004 and 2003, the Company's pension plan weighted average asset allocations by asset category are as follows:


<CAPTIONS>
                                           2004             2003
----------------------------------------------------------------
 Guaranteed investment contracts           54.5%            55.8%
 Equity and index funds                    42.0             40.7
 Bonds                                      2.3              2.5
 Money market funds                         1.2              1.0
                                          ----------------------
                                          100.0%           100.0%
----------------------------------------------------------------

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2004 and 2003.

The funded status of the plan as of December 31, 2004 and 2003 is as follows:

<CAPTIONS>
 In thousands                                               2004         2003
-----------------------------------------------------------------------------
 Change in benefit obligation:
 Benefit obligation at beginning of year                 $10,069      $ 9,476
 Service cost                                                  -          509
 Interest cost                                               609          593
 Actuarial loss                                              446          613
 Curtailment                                                   -         (195)
 Benefits paid                                              (459)        (927)
                                                         --------------------
 Benefit obligation at end of year                       $10,665      $10,069
                                                         --------------------


 Change in plan assets:
 Fair value of plan assets at beginning of year          $ 6,812      $ 5,684
 Actual return on plan assets                                503          605
 Company contributions                                       524        1,450
 Benefits paid                                              (459)        (927)
                                                         --------------------
 Fair value of plan assets at end of year                $ 7,380      $ 6,812
                                                         --------------------
 Funded status:
 Funded status (underfunded)                             $(3,285)     $(3,257)
 Unrecognized net actuarial loss                           3,875        3,586
 Unrecognized prior service cost                             127          144
                                                         --------------------
 Net amount                                              $   717      $   473
                                                         --------------------


 Amounts recognized in the balance sheet consist of:
 Accrued benefit liability                               $(1,843)     $(1,908)
 Unrecognized prior service cost                             127          144
 Accumulated other comprehensive loss                      2,433        2,237
                                                         --------------------
 Net amount                                              $   717      $   473
                                                         --------------------

 Weighted average assumptions as of December 31:
 Discount rate:
    Components of cost                                     6.25%        6.75%
    Benefit obligations                                    6.00%        6.25%
 Expected return on plan assets                            8.75%        8.75%
 Rate of compensation increase                             3.00%        3.00%
-----------------------------------------------------------------------------

The accumulated benefit obligation at December 31, 2004 and 2003 was $9.2 million and $8.7 million, respectively. The Company estimates that a minimum of approximately $56,000 in contributions will be made in 2005.

The following table presents the components of the net periodic pension cost for the three years ended December 31, 2004:

<CAPTIONS>
 In thousands                                  2004       2003       2002
-------------------------------------------------------------------------
 Service cost                                 $   -      $ 509      $ 556
 Interest cost                                  609        593        602
 Expected return on plan assets                (591)      (537)      (547)
 Amortization of prior service cost              17         19         18
 Amortization of net actuarial loss             245        221        126
 Curtailment                                      -         62          -
                                              ---------------------------
 Net periodic pension cost - funded plan      $ 280      $ 867      $ 755
-------------------------------------------------------------------------

In addition, the Company provided unfunded supplemental retirement benefits for the retired former Chief Executive Officer. During 2003 and 2002, the Company made payments totaling $174,000 and $332,000, respectively, for such benefits. The 2003 payment was the final amount due under such agreement.
     The Company does not offer any post-retirement benefits other than the pension and the supplemental retirement benefits described herein.


13.  Stock Option Plans

The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. Under the Non-Statutory Stock Option Agreement, 10,000 shares of Common Stock were authorized and issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

<CAPTIONS>
                                                                    Weighted
                                        Number of Shares             Average
                              ------------------------------------  Exercise
                              Authorized     Granted     Available     Price
----------------------------------------------------------------------------
 Balance January 1, 2002         184,859     112,059        72,800    $ 8.75
 Terminated                      (21,720)    (57,420)       35,700      9.86
 Granted                               -      29,500       (29,500)     5.48
                                 ---------------------------------
 Balance December 31, 2002       163,139      84,139        79,000      6.85
 Terminated                       (2,400)     (9,600)        7,200      7.81
 Granted                               -       5,000        (5,000)     5.16
                                 ---------------------------------
 Balance December 31, 2003       160,739      79,539        81,200      6.62
 Terminated                       (4,500)     (5,500)        1,000     10.29
 Granted                               -       7,000        (7,000)     6.81
                                 ---------------------------------
 Balance December 31, 2004       156,239      81,039        75,200      6.39
----------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2004, under the 1995 Plan, options for 56,039 shares with exercise prices ranging from $5.40 to $15.1875 per share were outstanding, 51,039 of which were exercisable. During 2004, options for 5,000 shares were granted with an exercise price of $7.00 per share, no options were exercised, and no options expired. During 2003, no options were exercised, and options for 6,700 shares expired. During 2002, options for 27,500 shares were granted at exercise prices ranging from $5.40 to $6.10 per share, no options were exercised, and options for 28,700 shares expired.
     At December 31, 2004, under the 1992 Plan, no options were outstanding, all remaining 4,500 shares expired in 2004, none of which were exercised. During 2003, no options were exercised, and options for 2,400 shares expired. During 2002, no options were exercised, and options for 21,720 shares expired.
     Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2004, options for 15,000 shares with exercise prices ranging from $4.025 to $8.00 per share were outstanding, 13,000 of which were exercisable. During 2004, options for 2,000 shares were granted with an exercise price of $6.35 per share, no options were exercised, and options for 1,000 shares expired. During 2003, options for 5,000 shares were granted with exercise prices ranging from $4.95 to $7.00, no options were exercised, and options for 500 shares expired. During 2002, options for 2,000 shares were granted with exercise prices ranging from $5.40 to $6.55, no options were exercised, and options for 7,000 shares expired.
     Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2004, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2004, 2003 and 2002, no options were exercised and no options expired.

The following tables summarize information about stock options outstanding at December 31, 2004:

<CAPTIONS>
                                                Weighted
                                                 Average           Weighted
 Range of                 Number               Remaining            Average
 Exercise Prices     Outstanding        Contractual Life     Exercise Price
---------------------------------------------------------------------------
 $ 4.03 - $ 6.15          47,500                     6.4             $ 5.05
   6.16 -   7.00           8,000                     7.7               6.81
   7.01 -   8.13          11,739                      .6               8.10
   8.14 -   9.00          12,500                     3.7               9.00
   9.01 -  11.44           1,000                     2.2              11.44
  11.45 -  15.19             300                     2.8              15.19
                          ------
                          81,039                     5.2               6.39
---------------------------------------------------------------------------
<CAPTIONS>
                                                                   Weighted
 Range of                                         Number            Average
 Exercise Prices                             Exercisable     Exercise Price
---------------------------------------------------------------------------
 $ 4.03 - $ 6.15                                  47,500             $ 5.05
   6.16 -   7.00                                   1,000               6.78
   7.01 -   8.13                                  11,739               8.10
   8.14 -   9.00                                  12,500               9.00
   9.01 -  11.44                                   1,000              11.44
  11.45 -  15.19                                     300              15.19
                                                  ------
                                                  74,039               6.35
---------------------------------------------------------------------------

The estimated fair value of options granted during 2004, 2003 and 2002 was $3.26, $2.18 and $2.71 per share, respectively. The fair value of options granted under the Company's stock option plans during 2004, 2003 and 2002 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:


<CAPTIONS>
                                             2004        2003        2002
-------------------------------------------------------------------------
 Dividend yield                             2.04%       2.50%       2.51%
 Expected volatility                       44.00%      46.00%      47.00%
 Risk free interest rate                    4.92%       4.94%       4.78%
 Expected lives of option grants (years)    4.0         4.0         4.0
-------------------------------------------------------------------------

14.  Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. The weighted average number of outstanding stock options, which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive, aggregated 26,039 in 2004 and 34,539 in 2003.

The following table sets forth the computation of basic and diluted earnings per share:

<CAPTIONS>
 In thousands, except per share data                            2004      2003      2002
----------------------------------------------------------------------------------------
 Numerator:
  Income from continuing operations                           $  412    $  365    $   34
  Income from discontinued operation                             127       689       394
                                                              ------    ------    ------
  Net income                                                     539     1,054       428
  Add interest expense on 7 1/2% convertible subordinated
   notes, and 8 1/4% limited convertible senior
   subordinated notes, net of tax                              1,757     1,356     1,640
                                                              ------    ------    ------
   Net income, adjusted                                       $2,296    $2,410    $2,068
                                                              ------    ------    ------
  Denominator:
   Basic - weighted average common shares outstanding          1,261     1,261     1,261
   Dilutive effect of:
    Convertible notes                                          2,658     2,153     2,153
    Stock options                                                 13         7         4
                                                              ------    ------    ------
   Diluted shares outstanding                                  3,932     3,421     3,418
                                                              ------    ------    ------

 Earnings per share continuing operations:
   Basic                                                      $ 0.33    $ 0.29    $ 0.03
   Diluted                                                    $ 0.33    $ 0.29    $ 0.03

 Earnings per share discontinued operation:
   Basic                                                      $ 0.10    $ 0.55    $ 0.31
   Diluted                                                    $ 0.03    $ 0.20    $ 0.12

 Total earnings per share:
   Basic                                                       $0.43     $0.84     $0.34
   Diluted                                                     $0.43     $0.70     $0.34
----------------------------------------------------------------------------------------

15.  Commitments and Contingencies

Contingencies: The Company has employment agreements with certain executive officers, which expire at various dates through March 2006, and a consulting agreement with a private company owned by the children of a certain board member who is a former officer of the Company and performs the consulting services on behalf of such company, which expires December 2011. At December 31, 2004, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $3.6 million.
    During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred credits, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state, which was satisfied, and maintaining business operations within the state for a specified period of time.
    The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.
    Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2004 are as follows: $748,500 - 2005, $650,200 - 2006, $472,200 - 2007, $360,000 - 2008,
$263,500 - 2009, $1,186,400 - thereafter.  Rent expense was $737,000, $528,000 and $643,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
    Guarantees: The Company has guaranteed $1.1 million (60%) of a $1.9 million mortgage loan held by its joint venture, MetroLux Theatres, until December 2008.
    During 2000, the Company entered into two sale/leaseback transactions for theatre equipment that are classified as operating leases. The Company has guaranteed up to a maximum of $402,800 if, upon default, the lessor cannot recover the unamortized balance.


16.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.
    The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Information about the Company's operations in its three business segments for the three years ended December 31, 2004 is as follows:

<CAPTIONS>
 In thousands                                              2004            2003              2002
-------------------------------------------------------------------------------------------------
 Revenues:
  Indoor display                                       $ 17,356        $ 18,027           $20,144
  Outdoor display                                        21,857          24,245            38,591
  Entertainment/real estate                              13,366          13,750            14,471
                                                       ------------------------------------------
 Total revenues                                        $ 52,579        $ 56,022           $73,206
                                                       ------------------------------------------
 Operating income:
  Indoor display                                       $  2,433        $  2,976           $ 5,319
  Outdoor display                                           386            (263)              803
  Entertainment/real estate                               3,123           3,587             3,474
                                                       ------------------------------------------
 Total operating income                                   5,942           6,300             9,596
  Other income                                            2,618           4,161               519
  Corporate general and administrative expenses          (3,990)         (5,565)           (5,409)
  Interest expense - net                                 (3,731)         (3,873)           (4,460)
  Income tax provision                                     (427)           (658)             (212)
                                                       ------------------------------------------
  Income from continuing operations                         412             365                34
  Income from discontinued operation, net of taxes          127             689               394
                                                       ------------------------------------------
  Net income                                           $    539        $  1,054           $   428
                                                       ------------------------------------------

 Assets:
  Indoor display                                       $ 34,041        $ 35,963
  Outdoor display                                        25,769          25,068
  Entertainment/real estate                              28,246          26,283
                                                       ------------------------
 Total identifiable assets                               88,056          87,314
 General corporate                                       13,058          12,778
 Assets of discontinued operation                             -           1,930
                                                       ------------------------
 Total assets                                          $101,114        $102,022
                                                       ------------------------
 Depreciation and amortization:
  Indoor display                                       $  5,970        $  5,987           $ 5,846
  Outdoor display                                         2,463           2,484             2,911
  Entertainment/real estate                                 955             933               924
  General corporate                                         464             485               472
                                                       ------------------------------------------
 Total depreciation and amortization                   $  9,852        $  9,889           $10,153
                                                       ------------------------------------------
 Capital expenditures:
  Indoor display                                       $  4,082        $  3,823           $ 4,042
  Outdoor display                                         1,476             723             1,678
  Entertainment/real estate                               2,703             724               337
  General corporate                                          62              58               102
                                                       ------------------------------------------
Total capital expenditures                             $  8,323        $  5,328           $ 6,159
-------------------------------------------------------------------------------------------------

17.  Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux
Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three years ended December 31, 2004, and balance sheet summary information as of December 31, 2004 and 2003.

<CAPTIONS>
 In thousands                                      2004      2003      2002
---------------------------------------------------------------------------
 Revenues                                        $3,548    $3,996    $4,116
 Gross profit                                     1,004     1,358     1,447
 Other income (expense)                             (74)      138       296
 Net income                                         794     1,384     1,602
 Company's share of partnership net income          396       693       801
                                                 --------------------------

 Current assets                                     606       341
 Noncurrent assets                                3,897     3,937
                                                 ----------------
 Total assets                                     4,503     4,278
                                                 ----------------

 Current liabilities                                608       653
 Noncurrent liabilities                           1,635     1,859
                                                 ----------------
 Total liabilities                                2,243     2,512
                                                 ----------------
Company's equity in partnership net assets       $1,133    $  888
---------------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets.


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trans-Lux Corporation
Norwalk, CT

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the 2002 financial statements of MetroLux Theatres, the Company's joint venture investment, which is accounted for by use of the equity method. The Company's income from joint venture of $801,000 for the year ended December 31, 2002 is included in the accompanying 2002 financial statements. The 2002 financial statements of MetroLux Theatres were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for such company in the 2002 financial statements, is based solely on the report of such other auditors.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of the other auditor, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Lux Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Stamford, CT
March 29, 2005

Guillen, Suede and Company
A Professional Corporation of Certified Public Accountants

21031 Ventura Boulevard, Suite 1105, Woodland Hills, CA 91364
TEL: (818) 348-4800  FAX: (818) 348-6326
Visit us on the web at www.gsandcocpa.com



Board of Directors
MetroLux Theatres
Norwalk, Connecticut


                          Independent Auditors' Report


We have audited the accompanying balance sheet of MetroLux Theatres as of December 31, 2004, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MetroLux Theatres as of December 31, 2003, were audited by other auditors whose report dated February 26, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Guillen, Suede and Company
------------------------------


February 25, 2005

                                         METROLUX THEATRES

<CAPTIONS>

                                           BALANCE SHEETS


                                     DECEMBER 31, 2004 AND 2003
                                       (Dollars in thousands)


                                               ASSETS


                                                                      2004        2003
                                                                    ------      ------
CURRENT ASSETS:
   Cash                                                             $  541      $  299
   Concession supplies                                                  13          13
   Prepaid expenses and other current assets                            52          15
   Due from Partners                                                     -          14
                                                                    ------      ------
                    Total current assets                               606         341

PROPERTY AND EQUIPMENT, net                                          3,882       3,917

INTANGIBLE ASSETS, NET                                                  15          20
                                                                    ------      ------
                                                                    $4,503      $4,278
                                                                    ======      ======


                                  LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Film rentals payable                                             $  127      $  159
   Accounts payable and accrued expenses                               165         171
   Current portion of long-term debt                                   225         238
   Deferred revenues                                                    82          85
   Due to Partners                                                       9           -
                                                                    ------      ------
                    Total current liabilities                          608         653
                                                                    ------      ------
LONG-TERM DEBT, net of current portion                               1,635       1,859
                                                                    ------      ------
                    Total liabilities                                2,243       2,512

COMMITMENTS                                                              -           -

PARTNERS' EQUITY                                                     2,260       1,766
                                                                    ------      ------
                                                                    $4,503      $4,278
                                                                    ======      ======

       The accompanying notes are an integral part of the financial statements.

                                         METROLUX THEATRES

<CAPTIONS>

                                        STATEMENTS OF INCOME

                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                       (Dollars in thousands)


                                                                      2004        2003
                                                                    ------       ------
OPERATING REVENUES:
    Theatre operations
         Admissions                                                 $2,401       $2,765
         Concessions                                                 1,077        1,162
         Other operating revenues                                       70           69
                                                                    ------       ------
                    Total operating revenues                         3,548        3,996
                                                                    ------       ------
OPERATING EXPENSES:
    Theatre operations
         Film costs and advertising                                  1,389        1,566
         Cost of concessions                                           209          183
         Other operating expenses                                      946          889
         Administrative expenses                                       136          112
                                                                    ------       ------
                    Total operating expenses                         2,680        2,750
                                                                    ------       ------
INCOME FROM OPERATIONS                                                 868        1,246
                                                                    ------       ------
OTHER (EXPENSE) INCOME:
    Interest income                                                      1            1
    Gain on sale of property and equipment                               -          248
    Interest expense                                                   (75)         (88)
    Write off of construction in progress                                -          (23)
                                                                    ------       ------
                    Net other (expense) income                         (74)         138
                                                                    ------       ------
NET INCOME                                                          $  794       $1,384
                                                                    ======       ======

       The accompanying notes are an integral part of the financial statements.

                                         METROLUX THEATRES

<CAPTIONS>

                                   STATEMENTS OF PARTNERS' EQUITY


                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       (Dollars in thousands)


                                                                 Trans-Lux
                                                Metro Colorado   Loveland
                                                 Corporation    Corporation        Total
                                                --------------  -----------       -------

PARTNERS' EQUITY, January 1, 2003                    $1,091        $1,091         $ 2,182

PARTNERSHIP DISTRIBUTIONS                              (900)         (900)         (1,800)

NET INCOME                                              692           692           1,384
                                                     ------        ------         -------
PARTNERS' EQUITY, December 31,
2003                                                    883           883           1,766

EQUITY CONTRIBUTION FROM
 LEASE GUARANTEE                                         17            17              34

PARTNERSHIP DISTRIBUTIONS                              (167)         (167)           (334)

NET INCOME                                              397           397             794
                                                     ------        ------         -------
PARTNERS' EQUITY, December 31,
2004                                                 $1,130        $1,130         $ 2,260
                                                     ======        ======         =======

       The accompanying notes are an integral part of the financial statements.

                                         METROLUX THEATRES

<CAPTIONS>

                                      STATEMENTS OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                       (Dollars in thousands)




                                                                          2004           2003
                                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 794        $ 1,384
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          164            155
     Gain on sale of property and equipment                                   -           (248)
     Write off of construction in progress                                    -             23
  Changes in assets and liabilities:
     Concession supplies                                                      -             (4)
     Prepaid expenses and other current assets                               (3)             2
     Film rentals payable                                                   (32)           (17)
     Accounts payable and accrued expenses                                   (6)           (44)
     Deferred revenues                                                       (3)            (2)
     Due from Partners                                                       23            (10)
                                                                          -----         ------
  Net cash provided by operating activities                                 937          1,239
                                                                          -----         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property and equipment                            -            327
  Acquisition of property and equipment                                    (124)           (64)
                                                                          -----        -------
  Net cash (used in) provided by investing activities                      (124)           263

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                      (237)          (223)
  Partnership distributions                                                (334)        (1,800)
                                                                          -----        -------
  Net cash (used in) financing activities                                  (571)        (2,023)

NET INCREASE (DECREASE) IN CASH                                             242           (521)

CASH, beginning of year                                                     299            820
                                                                          -----        -------
CASH, end of year                                                         $ 541        $   299
                                                                          -----        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                           $  75        $    89
                                                                          =====        =======
NON-CASH OPERATING AND FINANCING ACTIVITIES:

 During the year ended December 31, 2004, the Company recorded prepaid rent through an increase in equity in the amount of $34 (See Note 7).

       The accompanying notes are an integral part of the financial statements.

                                         METROLUX THEATRES

                                 NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

         MetroLux Theatres (the "Company") is a general partnership between Metro Colorado Corporation, a California corporation ("Metro Colorado"), and Trans-Lux Loveland Corporation, a Colorado corporation ("Trans-Lux"). The partnership was created for the purpose of engaging in the business of constructing, purchasing, owning and performing all functions in relation to the operation of a multi-screen movie theatre, ancillary real estate and other entertainment uses in Loveland, Colorado.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided utilizing straight-line and accelerated methods over the estimated useful lives of the assets as follows

            Buildings and improvements           10-39 years
            Theatre equipment                     5-10 years
            Software                                 3 years

         Major repairs and replacements are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

         Intangible Assets
         -----------------

         Intangible assets consist of loan fees net of accumulated amortization. Amortization is provided utilizing the straight-line method over the term of the loan.

         Income Taxes
         ------------

         The Company is treated as a partnership for federal and state income tax purposes. Consequently, federal and state income taxes are not payable, or provided for, by the Company. Partners are taxed individually on their shares of the Company's earnings. The Company's net income or loss is allocated among the Partners in accordance with their percentage of ownership.

         Revenue Recognition
         -------------------

         The Company recognizes revenue when tickets and concession goods are sold. Revenue from gift certificates and group activity is recognized when they are redeemed.

                                    METROLUX THEATRES

                            NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
         -------------------------------------------------------

         Concentration of Credit Risk (Dollars in thousands)
         ---------------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2004 and 2003 in excess of the FDIC limit amounted to approximately $519 and $162, respectively.

         Services from Partners
         -----------------------

         The Partners provide management and administrative services to the Company. Trans-Lux provides oversight over the Company's movie theatre operations and Metro Colorado provides accounting, payroll, human resource and other management and administrative services. The services provided by the Partners are deemed to be of equal value and are not recognized on the financial statements of the Company.

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

NOTE 2 - DUE FROM PARTNERS (Dollars in thousands)
         ----------------------------------------

         As of December 31, 2004 and 2003, the net advances due (to) from the general partners were approximately ($9) and $14, respectively. These advances are unsecured, non-interest bearing and are expected to be repaid within the next year.

         During the year ended December 31, 2004, the Company received net advances from the general partners of $23. During the year ended December 31, 2003, the Company made net advances to general partners of approximately $10.

                                           METROLUX THEATRES

                                   NOTES TO THE FINANCIAL STATEMENTS



NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------

<CAPTIONS>
         Property and equipment consist of the following for the years ended December 31:

                                                                  2004             2003
                                                                 ------           ------
         Buildings                                               $4,027           $4,027
         Improvements                                                66               66
         Theatre equipment                                          231              231
         Land                                                       519              519
         Construction in progress                                   124                -
         Software                                                     9                9
                                                                 ------           ------
                                                                  4,976            4,852

         Less: accumulated depreciation and amortization          1,094              935
                                                                 ------           ------
                                                                 $3,882           $3,917
                                                                 ======           ======

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 was approximately
$159 and $150, respectively.

NOTE 4 - INTANGIBLE ASSETS (Dollars in thousands)
         ----------------------------------------

<CAPTIONS>
         Intangible assets consist of the following for the years ended December 31:


                                                          2004             2003
                                                         -----            -----
         Loan fees                                         $29              $29

         Less: accumulated amortization                     14                9
                                                           ---              ---
                                                           $15              $20
                                                           ===              ===

         Amortization expense related to intangible assets amounted to $5 for each of the years ended December 31, 2004 and 2003.

                                           METROLUX THEATRES

                                   NOTES TO THE FINANCIAL STATEMENTS



NOTE 5 - LONG-TERM DEBT (Dollars in thousands)

<CAPTIONS>
         Long-term debt consists of the following for the years ended December 31:

                                                                  2004             2003
                                                                 ------           ------
         The Company has a $2.5 million real estate
         loan with a bank.  Borrowings under the term
         loan bear interest at the bank's prime rate
         minus 0.30% (4.95% and 3.70% at December 31,
         2004 and 2003, respectively).  Payments under
         the agreement are in equal monthly
         installments of approximately $26 of principal
         and interest, maturing January 2009 with one
         last payment of interest and principal of
         approximately $890.  The loan is
         collateralized by the assets of the Company
         and 60% of the debt is guaranteed by each of
         the Partners.

                                                                 $1,860           $2,097


         Less: current portion                                      225              238
                                                                 ------           ------
                                                                 $1,635           $1,859
                                                                 ======           ======

<CAPTIONS>
         Maturities of long-term debt outstanding at December 31, 2004 are as follows:



                   Year Ending
                   December 31,
                   ------------
                      2005                                                        $  225
                      2006                                                           236
                      2007                                                           248
                      2008                                                           261
                      2009                                                           890
                                                                                  ------
                                                                                  $1,860
                                                                                  ======

                                              METROLUX THEATRES

                                      NOTES TO THE FINANCIAL STATEMENTS



NOTE 6 - DEFERRED REVENUES (Dollars in thousands)
         ----------------------------------------

<CAPTIONS>
         Deferred revenues at December 31, 2004 and 2003 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively.  The breakdowns is as follows as of December 31:

                                                                  2004             2003
                                                                  ----             ----
Gift certificates                                                  $75              $75
Group activity passes                                                7               10
                                                                   ---              ---
                                                                   $82              $85
                                                                   ===              ===

NOTE 7 - COMMITMENTS (Dollars in thousands)
         ----------------------------------

         In August 2004, the Company signed a lease for a space for a new multi-screen movie theatre. The theatre is under construction and is expected to open in October 2005. The initial lease term is for 15 years and may be extended for a total of three extension periods of 5 years each. The lease requires minimum annual rent payments ranging from $500 to $600 and contains a provision for an additional rent equal to 10% of gross annual revenue if the revenues exceed certain thresholds. The lease is guaranteed by Metropolitan Theatres Corporation ("MTC"), a parent of Metro Colorado Corporation. The future minimum rent payments are as follows:


<CAPTIONS>
                   Year Ending
                   December 31,
                   ------------

                      2005                                     $   83
                      2006                                        500
                      2007                                        500
                      2008                                        500
                      2009                                        500
                    2010-2014                                   2,742
                    2015-2019                                   2,992
                    Thereafter                                    100
                                                               -------
                                                               $7,917
                                                               =======

         The Company has a month to month sublease agreement with an unrelated party for $2 a month.
         For the years ending December 31, 2004 and 2003, the Company recognized $18 of sublease income for each of the years.

                                    METROLUX THEATRES

                            NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS (Dollars in thousands) - CONTINUED
         ----------------------------------------------

         In connection with the guarantee by MTC mentioned above, Trans-Lux paid MTC $17 in consideration for the guarantee of the new lease. In accordance with FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded the payment by Trans-Lux, and the respective value of the guarantee for Metro Colorado, as an equity contribution by the Partners, and an increase in prepaid rent in the accompanying financial statements.


NOTE 8 - PENSION PLAN (Dollars in thousands)
         -----------------------------------

         The Company has adopted a Safe Harbor Plan covering substantially all of its employees. Participating employees may contribute 1% to 20% of their salary, subject to required participating percentages of 401(k) regulations.

         The Company contributes, at the discretion of management, a matching of 100% of the first 3% of the employee's contribution and matches 50% of the 2% of the employee's contribution up to a maximum of 5% of the employee's gross salary. Contributions made for the years ended December 31, 2004 and 2003 were $3 and $2, respectively.


NOTE 9 - SALE OF ASSETS (Dollars in thousands)
         -------------------------------------

         During the year ended December 31, 2003, the Company sold land and received net proceeds of $327. The sale resulted in a gain of $248 which was recorded in the year ended December 31, 2003.

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


ITEM 9B. OTHER INFORMATION

         During the last quarter of the period covered by this report on Form 10-K, the registrant filed the following:

    (a) Form 8-K dated November 10, 2004, pertaining to the financial performance for the third quarter of 2004 set forth in a press release.

    (b) Form 8-K dated December 23, 2004, pertaining to the Company entering into an amended and restated commercial loan and security agreement.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

    (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

<CAPTIONS>
     Name                          Office                                           Age
--------------------            ------------------------------------------          ---
Michael R. Mulcahy              President and Co-Chief Executive Officer            56

Thomas Brandt                   Executive Vice President and Co-Chief               41
                                Executive Officer

Matthew Brandt                  Executive Vice President                            41

Al L. Miller                    Executive Vice President                            59

Angela D. Toppi                 Executive Vice President, Treasurer,                49
                                Secretary and Chief Financial Officer

Karl P. Hirschauer              Senior Vice President                               59

John Long                       Senior Vice President                               58

Thomas F. Mahoney               Senior Vice President                               57



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

                             Equity Compensation Plan Information
                             ------------------------------------

<CAPTIONS>
                                         Securities          Weighted          Securities
                                        to be issued         average          available for
December 31, 2004                       upon exercise     exercise price     future issuance
--------------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders                              71,039              $6.72              75,200
Equity compensation plans not approved
  by stockholders                              10,000              $4.03                   -
                                               ------                                 ------
Total                                          81,039              $6.39              75,200
                                               ------                                 ------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTING FIRM FEES

    The information required by this Item is incorporated herein by reference to the Section entitled "Ratification of the selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a)  The following documents are filed as part of this report:
      (1)  Consolidated Financial Statements of Trans-Lux Corporation:
             Consolidated Statements of Operations for the Years Ended December
               31, 2004, 2003 and 2002
             Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Cash Flows for the Years Ended December
               31, 2004, 2003 and 2002
             Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 2004, 2003 and 2002
             Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 2004, 2003 and 2002
             Notes to Consolidated Financial Statements
             Report of Independent Registered Public Accounting Firm

           Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
             Independent Auditors' Report
             Balance Sheets as of December 31, 2004 and 2003
             Statements of Income for the Years Ended December 31, 2004 and 2003 Statements of Partners' Equity for the Years Ended December 31,
               2004 and 2003
             Statements of Cash Flows for the Years Ended December 31, 2004 and
               2003
             Notes to Financial Statements

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

           (c) Indenture dated as of March 1, 2004 (form of said indenture is incorporated by reference to Exhibit 12(d) of Schedule TO dated March 2, 2004).

         10.1 Form of Indemnity Agreement -- Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

         10.2 Form of Indemnity Agreement -- Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

          10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated as of April 1, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2001). Amendment No. 2 dated as of December 31, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2002). Amendment No. 3 dated as of December 31, 2003 (incorporated by reference to Exhibit
                 10.3 of Form 10-K for the year ended December 31, 2003).

         10.4(a) 1989 Non-Employee Director Stock Option Plan, as amended
                 (incorporated by reference to Exhibit 10.4(a) of Form 10-K for the year ended December 31, 1999).

             (b) 1995 Stock Option Plan, as amended (incorporated by
                 reference to Proxy Statement dated April 7, 2000).

         10.5 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28,
                 2004).

         10.6 Consulting Agreement with Moving Images, LLC dated as of December 1, 2004 and termination letter with Richard Brandt, filed herewith.

         10.7 Employment Agreement with Michael R. Mulcahy dated as of April 1, 2005, filed herewith.

         10.8 Employment Agreement with Thomas Brandt dated as of April 1, 2005, filed herewith.

         10.9 Employment Agreement with Angela D. Toppi dated as of April 1, 2005, filed herewith.

         10.10 Employment Agreement with Matthew Brandt dated as of April 1, 2005, filed herewith.

         10.11 Employment Agreement with Al Miller dated as of April 1, 2002 (incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001).

         10.12 Employment Agreement with Thomas F. Mahoney dated as of June 1, 2002 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 2002).

         10.13 Employment Agreement with Karl P. Hirschauer dated as of April 1, 2003 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2003)

          21     List of Subsidiaries, filed herewith.

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















Dated:  March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                                   March 31, 2005
-----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                         March 31, 2005
-----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Steven Baruch                                       March 31, 2005
-----------------------------------------
Steven Baruch, Director

        /s/ Matthew Brandt                                      March 31, 2005
-----------------------------------------
Matthew Brandt, Executive Vice President
and Director

        /s/ Richard Brandt                                      March 31, 2005
-----------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                       March 31, 2005
-----------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

        /s/ Howard M. Brenner                                   March 31, 2005
-----------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                                    March 31, 2005
-----------------------------------------
Jean Firstenberg, Director

        /s/ Robert B. Greenes                                   March 31, 2005
-----------------------------------------
Robert Greenes, Director

        /s/ Howard S. Modlin                                    March 31, 2005
-----------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                  March 31, 2005
-----------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director