Form 10-Q
period 2005-03-31
TRANS LUX CORP
filed 2005-05-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2005


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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                             Class                      Shares Outstanding
--------                -------------------------------       ------------------
05/12/05                Common Stock - $1.00 Par Value               973,285
05/12/05                Class B Stock - $1.00 Par Value              287,463
                        (Immediately convertible into a like
                        number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                               Table of Contents

<CAPTIONS>
                                                                                 Page No.
Part I - Financial Information (unaudited)

          Item 1. Consolidated Balance Sheets - March 31, 2005
                  and December 31, 2004 (audited)                                      1

                  Consolidated Statements of Operations - Three Months
                  Ended March 31, 2005 and 2004                                        2

                  Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2005 and 2004                                        3

                  Notes to Consolidated Condensed Financial Statements                 4

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            9

          Item 3. Quantitative and Qualitative Disclosures about Market Risk          12


          Item 4. Controls and Procedures                                             13

<CAPTIONS>

Part II - Other Information

          Item 5. Other Information                                                   13

          Item 6. Exhibits                                                            13


Signatures                                                                            14

Exhibits


                                    Part I - Financial Information
                                    ------------------------------

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)
<CAPTIONS>
                                                                       March 31          December 31
In thousands, except share data                                          2005                2004
----------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                             $11,203             $ 12,398
  Available-for-sale securities                                             446                  388
  Receivables, less allowance of $856 - 2005 and $711 - 2004              5,802                5,989
  Unbilled receivables                                                      732                  585
  Inventories                                                             6,801                6,565
  Prepaids and other                                                        765                  534
                                                                        -------             --------
    Total current assets                                                 25,749               26,459
                                                                        -------             --------
Rental equipment                                                         91,917               90,938
  Less accumulated depreciation                                          54,488               52,538
                                                                        -------             --------
                                                                         37,429               38,400
                                                                        -------             --------
Property, plant and equipment                                            38,075               37,747
  Less accumulated depreciation and amortization                          9,160                8,787
                                                                        -------             --------
                                                                         28,915               28,960
Goodwill                                                                  1,004                1,004
Other assets                                                              6,267                6,291
                                                                        -------             --------
TOTAL ASSETS                                                            $99,364             $101,114
                                                                        =======             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 2,038             $  2,413
  Accrued liabilities                                                     6,345                7,353
  Current portion of long-term debt                                       2,078                1,744
                                                                        -------             --------
    Total current liabilities                                            10,461               11,510
                                                                        -------             --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                         12,309               12,309
  8 1/4% limited convertible senior subordinated notes due 2012          17,868               17,868
  9 1/2% subordinated debentures due 2012                                 1,057                1,057
  Notes payable                                                          25,047               25,562
                                                                        -------             --------
                                                                         56,281               56,796
Deferred credits, deposits and other                                      4,521                3,959
Deferred income taxes                                                     3,993                4,244
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized,
   2,452,942 shares issued in 2005 and  2004                              2,453                2,453
  Class B  - $1 par value - 1,000,000 shares authorized,
   287,463 shares issued in 2005 and 2004                                   287                  287
Additional paid-in-capital                                               13,901               13,901
Retained earnings                                                        20,386               20,852
Accumulated other comprehensive loss                                     (1,081)              (1,050)
                                                                        -------             --------
                                                                         35,946               36,443
Less treasury stock - at cost - 1,479,714 shares in 2005 and 2004
  (excludes additional 287,463 shares held in 2005 and 2004
  for conversion of Class B stock)                                       11,838               11,838
                                                                        -------             --------
  Total stockholders' equity                                             24,108               24,605
                                                                        -------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $99,364             $101,114
                                                                        =======             ========

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
<CAPTIONS>
                                                            THREE MONTHS ENDED
                                                                MARCH 31

In thousands, except per share data                         2005             2004
---------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                       $ 3,775         $ 4,248
  Equipment sales                                           4,813           4,860
  Theatre receipts and other                                3,061           3,221
                                                          -------         -------
    Total revenues                                         11,649          12,329
                                                          -------         -------

Operating expenses:
  Cost of equipment rentals and maintenance                 3,045           3,151
  Cost of equipment sales                                   3,267           3,255
  Cost of theatre receipts and other                        2,200           2,298
                                                          -------         -------
    Total operating expenses                                8,512           8,704
                                                          -------         -------

Gross profit from operations                                3,137           3,625
General and administrative expenses                         2,990           2,812
Interest income                                                46              33
Interest expense                                             (992)           (948)
Other income                                                   25              12
                                                          -------         -------
Loss from continuing operations before income taxes,
  income from joint venture and discontinued operation       (774)            (90)

Provision (benefit) for income taxes                         (262)             19
Income from joint venture                                      90             132
                                                          -------         -------
Income (loss) from continuing operations                     (422)             23

Income from discontinued operation, net of income taxes         -              15
                                                          -------         -------
Net income (loss)                                         $  (422)        $    38
                                                          =======         =======
Earnings (loss) per share - basic and diluted:
  Continuing operations                                   $ (0.33)        $  0.02
  Discontinued operation                                        -            0.01
                                                          -------         -------
Total earnings (loss) per share - basic and diluted       $ (0.33)        $  0.03
                                                          =======         =======

Average common shares outstanding - basic and diluted       1,261           1,261
                                                          =======         =======
Cash dividends per share:
  Common stock                                            $ 0.035         $ 0.035
  Class B stock                                           $0.0315         $0.0315

The accompanying notes are an integral part of these consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

<CAPTIONS>
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                       ------------------
In thousands                                                                             2005        2004
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                     $  (422)    $    38
  Income from discontinued operation                                                        -          15
                                                                                      -------     -------
  Income (loss) from continuing operations                                               (422)         23
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         2,396       2,444
  Income from joint venture                                                               (90)       (132)
  Deferred income taxes                                                                  (240)        295
  Gain on sale of available-for-sale securities                                            (1)        (11)
  Changes in operating assets and liabilities:
    Receivables                                                                            40        (922)
    Inventories                                                                          (236)        480
    Prepaids and other assets                                                            (190)       (188)
    Accounts payable and accruals                                                      (1,399)       (161)
    Deferred credits, deposits and other                                                  562         572
                                                                                      -------     -------
      Net cash provided by operating activities                                           420       2,400
                                                                                      -------     -------

Cash flows from investing activities
Equipment manufactured for rental                                                        (979)       (795)
Purchases of property, plant and equipment                                               (328)       (976)
Purchases of available-for-sale securities                                               (114)       (239)
Proceeds from sale of available-for-sale securities                                        31         100
                                                                                      -------     -------
      Net cash used in investing activities                                            (1,390)     (1,910)
                                                                                      -------     -------

Cash flows from financing activities
Proceeds from long-term debt                                                               50         870
Payments of long-term debt                                                               (231)       (279)
Cash dividends                                                                            (44)        (45)
                                                                                      -------     -------
      Net cash provided by (used in) financing activities                                (225)        546
                                                                                      -------     -------

      Net cash used in discontinued operation                                               -        (160)
                                                                                      -------     -------
Net increase (decrease) in cash and cash equivalents                                   (1,195)        876
Cash and cash equivalents at beginning of year                                         12,398      12,022
                                                                                      -------     -------

Cash and cash equivalents at end of period                                            $11,203     $12,898
                                                                                      =======     =======

---------------------------------------------------------------------------------------------------------
Interest paid                                                                         $   932     $   290
Interest received                                                                          47          36
Income taxes paid (refunded)                                                              160        (201)
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the March 31, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

The Company records compensation expense for its stock-based employee compensation plans in accordance with the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. The Company's options are issued with a strike price equal to the market price of the underlying stock at date of grant and, accordingly, no compensation cost has been recognized for its stock option plans. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123 (revised 2004)"). SFAS 123 (revised 2004) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123 (revised 2004) requires using a modified version of prospective application under which compensation costs are recorded for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. SFAS 123 (revised 2004) is effective, for the Company, as of January 1, 2006, with early adoption permitted.


The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the three months ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                                         Three months ended
                                                            March 31
In thousands, except per share data                    2005            2004
---------------------------------------------------------------------------
Net income (loss), as reported                       $ (422)          $  38
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                       6               2
                                                     ------           -----
Pro forma net income (loss)                          $ (428)          $  36
                                                     ======           =====
Earnings (loss) per share:
  As reported - basic and diluted                    $(0.33)          $0.03
                                                     ------           -----
  Pro forma - basic and diluted                      $(0.34)          $0.03
                                                     ------           -----

Note 2 - Inventories

Inventories consist of the following:

<CAPTIONS>
                                    March 31          December 31
In thousands                            2005                 2004
-----------------------------------------------------------------
Raw materials and spare parts         $4,768               $4,704
Work-in-progress                       1,437                1,357
Finished goods                           596                  504
                                      ------               ------
                                      $6,801               $6,565
                                      ======               ======

Note 3 - Long-Term Debt

During the three months ended March 31, 2005, long-term debt, including current portion, decreased $181,000, primarily due to regular scheduled payments of long-term debt, offset by a $50,000 advance on a construction loan to expand the Company's movie theatre in Dillon, Colorado.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (4.8% at March 31, 2005). The term loan, non-revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At March 31, 2005, both the non-revolving line of credit and the revolving loan were fully available as none had been drawn. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million, plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At March 31, 2005, the Company was in compliance with such financial covenants.

On April 14, 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "New Notes") for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 (the "Old Notes"). The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged, leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Note 4 - Discontinued Operation

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

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
                                  Three months ended March 31
In thousands,                                            2004
-------------------------------------------------------------
Revenues                                                $ 135
Operating expenses                                        126
                                                        -----
Gross profit                                                9
General and administrative expenses                      (126)
Foreign currency gain                                     141
Interest income                                             3
Income tax provision                                      (12)
                                                        -----
Income from discontinued operation                      $  15
                                                        =====
Earnings per share                                      $0.01
                                                        -----

Note 5 - Reporting Comprehensive Income

Total comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

<CAPTIONS>
                                                   Three months ended March 31
In thousands                                              2005            2004
------------------------------------------------------------------------------
Net income (loss)                                        $(422)           $ 38
Other comprehensive income (loss):                       -----            ----
  Unrealized foreign currency translation gain (loss)      (16)            (16)
  Unrealized holding gain (loss) on securities             (25)              1
  Income taxes related to other comprehensive
    income (loss) items                                     10               -
                                                         -----            ----
Total other comprehensive income (loss), net of tax      $ (31)           $(15)
                                                         -----            ----
Comprehensive income (loss)                              $(453)           $ 23
                                                         =====            ====

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.


Information about the Company's operations in its three business segments for the three months ended March 31, 2005 and 2004 is as follows:

<CAPTIONS>
                                             Three months ended March 31
In thousands                                        2005            2004
------------------------------------------------------------------------
Revenues:
    Indoor display                               $ 3,434         $ 4,330
    Outdoor display                                5,154           4,778
    Entertainment/real estate                      3,061           3,221
                                                 -------         -------
Total revenues                                    11,649          12,329
                                                 =======         =======
Operating income:
    Indoor display                                   309             891
    Outdoor display                                  124             114
    Entertainment/real estate                        812             943
                                                 -------         -------
Total operating income                             1,245           1,948
Other income                                          25              12
Corporate general and administrative expenses     (1,008)         (1,003)
Interest expense-net                                (946)           (915)
Income tax benefit (provision)                       262             (19)
                                                 -------         -------
Income (loss) from continuing operations            (422)             23
Income from discontinued operation, net of tax         -              15
                                                 -------         -------
Net income (loss)                                $  (422)        $    38
                                                 =======         =======

Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the period ended March 31, 2005.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                                Three months ended March 31
In thousands                                        2005               2004
---------------------------------------------------------------------------
Service cost                                       $   -              $   -
Interest cost                                        156                152
Expected return on plan assets                      (156)              (148)
Amortization of prior service cost                     4                  5
Amortization of net actuarial loss                    67                 61
                                                   -----              -----
Net periodic pension cost                          $  71              $  70
                                                   =====              =====

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

The following results of operations summary information relates to MetroLux for the three months ended March 31, 2005 and 2004, and summary balance sheet information relates to MetroLux as of March 31, 2005 and December 31, 2004:

<CAPTIONS>
                                                Three months ended March 31
In thousands                                        2005               2004
---------------------------------------------------------------------------
Revenues                                            $747               $957
Gross profit                                         453                545
Net income                                           180                264
Company's share of partnership net income             90                132
                                                    ----               ----



<CAPTIONS>
                                                March 31        December 31
In thousands                                        2005               2004
----------------------------------------------------------------------------
Current assets                                    $  562             $  606
Noncurrent assets                                  3,914              3,897
                                                  ------             ------
Total assets                                       4,476              4,503
                                                  ======             ======

Current liabilities                                  453                608
Noncurrent liabilities                             1,583              1,635
                                                  ------             ------
Total liabilities                                  2,036              2,243
                                                  ======             ======
Company's equity in partnership net assets        $1,233             $1,133
                                                  ------             ------

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

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are the catalog sports, retail and commercial markets. In addition, on April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation (see Note 4). The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total revenues for the three months ended March 31, 2005 decreased 5.5% to $11.6 million from $12.3 million for the three months ended March 31, 2004, principally due to decreases in Indoor display sales and in Entertainment/Real Estate revenues, offset by an increase in Outdoor display sales revenues.

Indoor display revenues decreased $896,000 or 20.7%. Of this decrease, Indoor display equipment sales decreased $622,000 or 38.5%, primarily due to the timing of recognizing percentage of completion sales, as the March 31, 2005 backlog is approximately $600,000 larger than last year. Indoor display equipment rentals and maintenance revenues decreased $274,000 or 10.1%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted due to the recent downturn in the economy, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $376,000 or 7.9%. Of this increase, Outdoor display equipment sales increased $574,000 or 17.7%, primarily in the commercial outdoor market. Outdoor display equipment rentals and maintenance revenues decreased $198,000 or 12.9%, primarily due to the continued expected revenue decline in the Outdoor display equipment rentals and maintenance bases previously acquired.

Entertainment/Real Estate revenues decreased $160,000 or 5.0% primarily from a decrease in overall admissions due to the lack of blockbuster films in 2005, whereas 2004 included a blockbuster independent film. The Company expanded two of its theatre locations with the opening of 2 new screens in Durango, Colorado in April 2004 and 2 new screens in Dillon, Colorado in January 2005.

Total operating income for the three months ended March 31, 2005 decreased 36.1% to $1.2 million from $1.9 million for the three months ended March 31, 2004, principally due to the reduction in revenues in the Indoor display segment.

Indoor display operating income decreased $582,000 or 65.3%, primarily as a result of the decrease in revenues in the financial services market. The cost of Indoor displays represented 62.6% of related revenues in 2005 compared to 60.5% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company continues to strategically address the field service costs. Field service costs in the first quarter of 2005 compared to the first quarter of 2004 were reduced by approximately $49,000. Indoor display cost of equipment sales decreased $402,000 or 53.2%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $66,000 or 3.5%, largely due to the reduction in the rentals and maintenance bases. Indoor display general and administrative expenses increased $154,000 or 18.8% due primarily to an increase in the reserve for doubtful accounts. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $10,000 or 8.8%, primarily as a result of the increase in sales, offset by the decrease in rentals and maintenance. The cost of outdoor displays represented 80.7% of related revenues in 2005 compared to 79.3% in 2004. This change is primarily due to the increase in volume of sales in the commercial outdoor market. Outdoor display cost of equipment sales increased $413,000 or 16.5%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $40,000 or 3.1%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased slightly. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income decreased $131,000 or 13.9%, primarily due to a decrease in overall admissions. The cost of entertainment/real estate represented 71.9% of related revenues in 2005 compared to 71.3% in 2004. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $97,000 or 4.2%, primarily due to the reduction in revenues. Entertainment/Real Estate general and administrative expenses increased $26,000 due to increased travel and office expenses.

Corporate general and administrative expenses decreased slightly despite an increase in the foreign currency loss compared to the prior year.

Net interest expense increased $31,000, which is primarily attributable to an increase in interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.

The effective tax rate for the three months ended March 31, 2005 and 2004 was 38.3% and 45.2%, respectively.


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2005 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 21, 2005, payable to stockholders of record as of April 20, 2005, and was paid April 29, 2005.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (4.8% at March 31, 2005). The term loan, non-revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At March 31, 2005, both the non-revolving line of credit and the revolving loan were fully available as none had been drawn. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million, plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At March 31, 2005, the Company was in compliance with such financial covenants.

During the second quarter of 2004, the Company successfully completed its offer to exchange $1,000 principal amount of its new 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006. The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of Old Notes were exchanged, leaving $12.3 million principal amount of Old Notes outstanding. The New Notes provide for a higher interest rate, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007 and are senior to the Old Notes and the Company's 9 1/2% Subordinated Debentures due 2012.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, including the 7 1/2% Convertible Subordinated Notes not exchanged in the Exchange Offer that mature December 1,

2006, employment and consulting agreement payments and rent payments required under operating lease agreements.

The following table summarizes the Company's fixed cash obligations as of March
31, 2005 for the remainder of 2005 and the next four years:

<CAPTIONS>
                            Remainder of
In thousands                 2005        2006       2007       2008      2009
------------                 ----        ----       ----       ----      ----
Long-term debt             $1,512     $14,458     $2,090     $4,704    $2,258
Employment and consulting
  agreement obligations     1,161       1,298      1,309      1,345       851
Operating leases              558         645        466        359       263
                           ------     -------     ------     ------    ------
Total                      $3,231     $16,401     $3,865     $6,408    $3,372
                           ======     =======     ======     ======    ======

Cash and cash equivalents decreased $1.2 million for the three months ended March 31, 2005 compared to an increase of $876,000 in 2004. The decrease in 2005 is primarily attributable to a reduction in cash provided by operating activities of $420,000, offset by investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado, and scheduled payments of long-term debt. The increase in 2004 is primarily attributable to cash provided by operating activities of $2.4 million and proceeds received from construction loan borrowings, offset by investment in equipment for rental, expansion of the Company's movie theatre in Durango, Colorado and scheduled payments of long-term debt.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2005, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $259,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $188,000, based on dealer quotes, considering current exchange rates.

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


                          Part II - Other Information
                          ---------------------------

Item 5.  Other Information

     During the quarter for which this report on Form 10-Q is filed, the registrant filed a Form 8-K dated March 31, 2005, containing a press release pertaining to the financial performance for the fourth quarter of 2004 and annual results.


Item 6.  Exhibits

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



                                        TRANS-LUX CORPORATION
                                           (Registrant)

 Date:  May 13, 2005

                                        by  /s/  Angela D. Toppi
                                          -------------------------------
                                            Angela D. Toppi
                                            Executive Vice President and
                                            Chief Financial Officer