Form 10-Q
period 2005-06-30
TRANS LUX CORP
filed 2005-08-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 2005
                                                   -------------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                        Class                        Shares Outstanding
--------           ------------------------------------    ------------------
08/12/05           Common Stock - $1.00 Par Value               973,603

08/12/05           Class B Stock - $1.00 Par Value              286,814
                   (Immediately convertible into a like
                   number of shares of Common Stock.)

                                TRANS-LUX CORPORATION AND SUBSIDIARIES


                                           Table of Contents


<CAPTIONS>
                                                                                       Page No.
Part I - Financial Information (unaudited)

         Item 1.  Consolidated Balance Sheets - June 30, 2005
                  and December 31, 2004 (audited)                                            1

                  Consolidated Statements of Operations - Three and Six
                  Months Ended June 30, 2005 and 2004                                        2

                  Consolidated Statements of Cash Flows - Six Months
                  Ended June 30, 2005 and 2004                                               3

                  Notes to Consolidated Condensed Financial Statements                       4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                15

         Item 4.  Controls and Procedures                                                   16


<CAPTIONS>

Part II - Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                       17

         Item 5.  Other Information                                                         17

         Item 6.  Exhibits                                                                  17

Signatures                                                                                  18

Exhibits


                                    PART I - FINANCIAL INFORMATION
                                    ------------------------------

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)


<CAPTIONS>
                                                                            June 30     December 31
In thousands, except share data                                              2005          2004
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $11,529        $ 12,398
  Available-for-sale securities                                                 453             388
  Receivables, less allowance of $845 - 2005 and $711 - 2004                  6,190           5,989
  Unbilled receivables                                                          915             585
  Inventories                                                                 6,492           6,565
  Prepaids and other                                                          1,004             534
    Total current assets                                                    -------        --------
                                                                             26,583          26,459
                                                                            -------        --------
Rental equipment                                                             92,819          90,938
  Less accumulated depreciation                                              56,437          52,538
                                                                            -------        --------
                                                                             36,382          38,400
                                                                            -------        --------
Property, plant and equipment                                                38,242          37,747
  Less accumulated depreciation and amortization                              9,550           8,787
                                                                            -------        --------
                                                                             28,692          28,960
Goodwill                                                                      1,004           1,004
Other assets                                                                  6,136           6,291
                                                                            -------        --------
TOTAL ASSETS                                                                $98,797        $101,114
                                                                            =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $ 1,856           2,413
  Accrued liabilities                                                         8,050           8,536
  Current portion of long-term debt                                           2,126           1,744
                                                                            -------        --------
    Total current liabilities                                                12,032          12,693
                                                                            -------        --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                             12,309          12,309
  8 1/4% limited convertible senior subordinated notes due 2012              17,868          17,868
  9 1/2% subordinated debentures due 2012                                     1,057           1,057
  Notes payable                                                              25,407          25,562
                                                                            -------        --------
                                                                             56,641          56,796
Deferred credits, deposits and other                                          2,770           2,776
Deferred income taxes                                                         3,712           4,244
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized,
    2,453,591 shares issued in 2005 and 2,452,942 shares issued in 2004       2,453           2,453
  Class B  - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2005 and 287,463 shares issued in 2004             287             287
  Additional paid-in-capital                                                 13,901          13,901
  Retained earnings                                                          19,941          20,852
  Accumulated other comprehensive loss                                       (1,100)         (1,050)
                                                                            -------        --------
                                                                             35,482          36,443
  Less treasury stock - at cost - 1,480,045 shares in 2005 and 1,479,714 shares in 2004 (excludes additional 286,814 shares held in 2005 and
    287,463 shares held in 2004 for conversion of Class B stock)             11,840          11,838
                                                                            -------        --------
    Total stockholders' equity                                               23,642          24,605
                                                                            -------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $98,797        $101,114
                                                                            =======        ========

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


                                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (unaudited)

<CAPTIONS>
                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      JUNE 30                JUNE 30
                                                                 ------------------     -----------------

In thousands, except per share data                                 2005       2004        2005      2004
-----------------------------------------------------------------------------------     -----------------

Revenues:
  Equipment rentals and maintenance                              $ 3,830    $ 4,371     $ 7,605   $ 8,619
  Equipment sales                                                  6,299      5,242      11,112    10,102
  Theatre receipts and other                                       3,335      3,499       6,396     6,720
                                                                 -------    -------     -------   -------
    Total revenues                                                13,464     13,112      25,113    25,441
                                                                 -------    -------     -------   -------

Operating expenses:
  Cost of equipment rentals and maintenance                        3,146      3,393       6,191     6,544
  Cost of equipment sales                                          4,221      3,623       7,488     6,878
  Cost of theatre receipts and other                               2,447      2,651       4,647     4,949
                                                                 -------    -------     -------   -------
    Total operating expenses                                       9,814      9,667      18,326    18,371
                                                                 -------    -------     -------   -------

Gross profit from operations                                       3,650      3,445       6,787     7,070
General and administrative expenses                                3,631      3,972       6,621     6,784
Interest income                                                      155         19         201        52
Interest expense                                                  (1,048)      (941)     (2,040)   (1,889)
Gain on sale of assets                                               108      2,536         108     2,536
Other income                                                          27         32          52        44
                                                                 -------    -------     -------   -------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation              (739)     1,119      (1,513)    1,029

Provision (benefit) for income taxes                                (249)       515        (511)      534
Income from joint venture                                             89        123         179       255
                                                                 -------    -------     -------   -------

Income (loss) from continuing operations                            (401)       727        (823)      750

Income from discontinued operation, net of income taxes                -        112           -       127
                                                                 -------    -------     -------   -------

Net income (loss)                                                $  (401)   $   839     $  (823)  $   877
                                                                 =======    =======     =======   =======
Earnings (loss) per share continuing operations:
  Basic                                                          $ (0.32)   $  0.58     $ (0.65)  $  0.60
  Diluted                                                        $ (0.32)   $  0.28     $ (0.65)  $  0.40

Earnings per share discontinued operation:
  Basic                                                          $     -    $  0.09     $     -   $  0.10
  Diluted                                                        $     -    $  0.03     $     -   $  0.03

Total earnings (loss) per share:
  Basic                                                          $ (0.32)   $  0.67     $ (0.65)  $  0.70
  Diluted                                                        $ (0.32)   $  0.31     $ (0.65)  $  0.43

Average common shares outstanding:
  Basic                                                            1,261      1,261       1,261     1,261
  Diluted                                                          1,261      4,022       1,261     3,725

Cash dividends per share:
  Common stock                                                   $ 0.035    $ 0.035     $ 0.070   $ 0.070
  Class B stock                                                  $0.0315    $0.0315     $0.0630   $0.0630

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

<CAPTIONS>
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                    -----------------
In thousands                                                                        2005         2004
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss)                                                                $  (823)    $    877
  Income from discontinued operation                                                   -          127
                                                                                 -------     --------
  Income (loss) from continuing operations                                          (823)         750
Adjustment to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    4,821        4,845
  Income from joint venture                                                         (179)        (255)
  Deferred income taxes                                                             (524)         780
  Gain on sale of assets                                                            (108)      (2,536)
  Gain on sale of available-for-sale securities                                       (1)         (11)
  Changes in operating assets and liabilities:
    Receivables                                                                     (531)      (1,409)
    Inventories                                                                       73          593
    Prepaids and other assets                                                       (470)        (121)
    Accounts payable and accruals                                                 (1,101)         832
    Deferred credits, deposits and other                                              (6)         383
                                                                                 -------     --------
      Net cash provided by operating activities                                    1,151        3,851
                                                                                 -------     --------
Cash flows from investing activities
Equipment manufactured for rental                                                 (1,881)      (1,964)
Purchases of property, plant and equipment                                          (575)      (1,811)
Purchases of available-for-sale securities                                          (114)        (239)
Proceeds from sale of available-for-sale securities                                   32          100
Proceeds from joint venture                                                          175          150
Proceeds from sale of assets                                                         206        7,112
                                                                                 -------     --------
      Net cash provided by (used in) investing activities                         (2,157)       3,348
                                                                                 -------     --------
Cash flows from financing activities
Proceeds from long-term debt                                                         903       19,481
Payments of long-term debt                                                          (676)     (24,257)
Cash dividends                                                                       (88)         (88)
Purchase of treasury stock                                                            (2)          (1)
                                                                                 -------     --------
      Net cash provided by (used in) financing activities                            137       (4,865)
                                                                                 -------     --------

      Net cash used in discontinued operation                                          -         (529)
                                                                                 -------     --------

Net increase (decrease) in cash and cash equivalents                                (869)       1,805
Cash and cash equivalents at beginning of year                                    12,398       12,022
                                                                                 -------     --------

Cash and cash equivalents at end of period                                       $11,529     $ 13,827
                                                                                 =======     ========

-----------------------------------------------------------------------------------------------------
Interest paid                                                                    $ 1,812     $  1,768
Interest received                                                                    201           63
Income taxes paid (refunded)                                                         164         (167)
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2005
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the June 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

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


The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the three and six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                                    Three months              Six months
                                                    ended June 30            ended June 30
In thousands, except per share data                2005        2004         2005       2004
-------------------------------------------------------------------------------------------
Net income (loss), as reported                   $ (401)      $ 839       $ (823)     $ 877
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                   1           4            7          6
                                                 ------       -----       ------      -----
Pro forma net income (loss)                      $ (402)      $ 835       $ (830)     $ 871
                                                 ======       =====       ======      =====
Earnings (loss) per share:
As reported:
  Basic                                          $(0.32)      $0.67       $(0.65)     $0.70
                                                 ------       -----       ------      -----
  Diluted                                        $(0.32)      $0.31       $(0.65)     $0.43
                                                 ------       -----       ------      -----
Pro forma:
  Basic                                          $(0.32)      $0.66       $(0.66)     $0.69
                                                 ------       -----       ------      -----
  Diluted                                        $(0.32)      $0.31       $(0.66)     $0.43
                                                 ------       -----       ------      -----


Note 2 - Inventories

Inventories consist of the following:

<CAPTIONS>
                                     June 30     December 31
In thousands                            2005            2004
------------------------------------------------------------
Raw materials and spare parts         $4,466          $4,704
Work-in-progress                       1,388           1,357
Finished goods                           638             504
                                      ------          ------
                                      $6,492          $6,565
                                      ======          ======


Note 3 - Long-Term Debt

During the six months ended June 30, 2005, long-term debt, including current portion, decreased $227,000, due to regular scheduled payments of long-term debt, offset by a $903,000 construction loan to expand the Company's movie theatre in Dillon, Colorado.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million for the purpose of financing 50% of the redemption and/or purchase of its outstanding Old Notes on a matching basis and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (5.37% and 5.61% at June 30, 2005). The term loan, non-revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At June 30, 2005, both the non-revolving line of credit and the revolving loan were fully available as none had been drawn. Subsequent to the second quarter, the Company borrowed $850,000 against its revolving loan facility to fund the purchase of land in Silver City, New Mexico for the construction of a new theatre. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At June 30, 2005, the Company was in compliance with such financial covenants.

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

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
                                      Three months ended    Six months ended
In thousands, except per share data        June 30, 2004       June 30, 2004
----------------------------------------------------------------------------
Revenues                                           $   -               $ 135
Operating expenses                                     -                 126
                                                   -----               -----
Gross profit                                           -                   9
General and administrative expenses                    -                (126)
Foreign currency gain                                  -                 141
Interest income                                        -                   3
Gain on sale of assets                               112                 112
Income tax provision                                   -                 (12)
                                                   -----               -----
Income from discontinued operation                 $ 112               $ 127
                                                   -----               -----
Earnings per share:
  Basic                                            $0.09               $0.10
                                                   -----               -----
  Diluted                                          $0.03               $0.03
                                                   -----               -----


Note 5 - Reporting Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows:

<CAPTIONS>
                                                    Three months ended June 30   Six months ended June 30
In thousands                                                   2005       2004           2005        2004
---------------------------------------------------------------------------------------------------------
Net income (loss)                                             $(401)      $839          $(823)       $877
                                                              -----       ----          -----        ----
Other comprehensive income (loss):
 Unrealized foreign currency translation gain (loss)            (24)        90            (40)        106
 Unrealized holding gain (loss) on securities                     7        (38)           (18)        (37)
 Income taxes related to other comprehensive
  income (loss) items                                            (3)        16              7          16
                                                              -----       ----          -----        ----
Total other comprehensive income (loss), net of tax             (20)        68            (51)         85
                                                              -----       ----          -----        ----
Comprehensive income (loss)                                   $(421)      $907          $(874)       $962
                                                              =====       ====          =====        ====


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

Information about the Company's operations in its three business segments for the three and six months ended June 30, 2005 and 2004 is as follows:

<CAPTIONS>
                                                Three months ended June 30     Six months ended June 30
In thousands                                        2005              2004         2005            2004
-------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                $  3,808          $  4,595     $  7,242        $  8,925
  Outdoor display                                  6,321             5,018       11,475           9,796
  Entertainment/real estate                        3,335             3,499        6,396           6,720
                                                --------          --------     --------        --------
Total revenues                                    13,464            13,112       25,113          25,441
                                                ========          ========     ========        ========
Operating income:
  Indoor display                                     390               645          699           1,536
  Outdoor display                                    416                43          540             157
  Entertainment/real estate                          806               802        1,618           1,746
                                                --------          --------     --------        --------
Total operating income                             1,612             1,490        2,857           3,439
Other income                                         135             2,568          160           2,580
Corporate general and administrative expenses     (1,504)           (1,894)      (2,512)         (2,898)
Interest expense-net                                (893)             (922)      (1,839)         (1,837)
Income tax benefit (provision)                       249              (515)         511            (534)
                                                --------          --------     --------        --------
Income (loss) from continuing operations            (401)              727         (823)            750
                                                --------          --------     --------        --------
Income from discontinued operation, net of tax         -               112            -             127
                                                --------          --------     --------        --------
Net income (loss)                               $   (401)         $    839     $   (823)       $    877
                                                ========          ========     ========        ========


Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the periods ended June 30, 2005 and 2004.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                 Three months ended June 30      Six months ended June 30
In thousands                              2005         2004            2005          2004
-----------------------------------------------------------------------------------------
Interest cost                            $ 156        $ 152           $ 312         $ 304
Expected return on plan assets            (156)        (148)           (312)         (296)
Amortization of prior service cost           4            5               8            10
Amortization of net actuarial loss          67           61             134           122
                                         -----        -----           -----         -----
Net periodic pension cost                $  71        $  70           $ 142         $ 140
                                         =====        =====           =====         =====

The Company previously disclosed, in its financial statements for the year ended December 31, 2004, that it expected to contribute $56,000 to its pension plan in 2005. The Company has elected to contribute an increased amount of $685,000, which was contributed in July 2005.


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

The following results of operations summary information relates to MetroLux for the three and six months ended June 30, 2005 and 2004, and summary balance sheet information relates to MetroLux as of June 30, 2005 and December 31, 2004:

<CAPTIONS>
                                             Three months ended June 30      Six months ended June 30
In thousands                                   2005                2004        2005              2004
-----------------------------------------------------------------------------------------------------
Revenues                                       $848                $931      $1,595            $1,888
Gross profit                                    470                 528         923             1,073
Net income                                      178                 246         358               510
Company's share of partnership net income        89                 123         179               255
                                               ------------------------------------------------------

<CAPTIONS>
                                              June 30       December 31
In thousands                                     2005              2004
-----------------------------------------------------------------------
Current assets                                 $  155            $  606
Noncurrent assets                               4,131             3,897
                                               ------            ------
Total assets                                    4,286             4,503
                                               ======            ======

Current liabilities                               503               608
Noncurrent liabilities                          1,516             1,635
                                               ------            ------
Total liabilities                               2,019             2,243
                                               ======            ======
Company's equity in partnership net assets     $1,154            $1,133
                                               ------            ------

The Company's equity in partnership net assets is reflected in Other assets in the consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Trans-Lux is a full service, worldwide provider of integrated electronic display solutions for today's communications environments. Incorporated in 1920, Trans-Lux specializes in the design, manufacture, installation and service of large-scale indoor and outdoor LED electronic display systems for applications in the financial, banking, gaming, corporate, transportation, entertainment and sports industries. Trans-Lux offers unique control systems as well as content through its partnerships with key data suppliers in the markets the Company serves. Trans-Lux has display equipment installed at thousands of locations around the world, including the world's major financial exchanges. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor Display, Outdoor Display and Entertainment/Real Estate.

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


Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenues for the six months ended June 30, 2005 decreased $328,000 or 1.3% to $25.1 million from $25.4 million for the six months ended June 30, 2004, principally due to decreases in Indoor display revenues offset by an increase in Outdoor display sales revenues.

Indoor display revenues decreased $1.7 million or 18.9%. Of this decrease, Indoor display equipment sales decreased $828,000 or 26.0%, primarily due to the timing of recognizing percentage of completion sales, as the June 30, 2005 backlog is approximately $700,000 greater than last year. Indoor display equipment rentals and maintenance revenues decreased $855,000 or 14.9%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $1.7 million or 17.1%. Of this increase, Outdoor display equipment sales increased $1.8 million or 26.6%, in both the commercial business and catalog scoreboard business. The June 30, 2005 backlog for both the commercial business and catalog scoreboard business is approximately $1.5 million greater than last year. Outdoor display equipment rentals and maintenance revenues decreased $159,000 or 5.5%, primarily due to the continued expected revenue decline in the Outdoor display equipment rentals and maintenance bases previously acquired.

Entertainment/Real Estate revenues decreased $324,000 or 4.8% primarily from a decrease in overall admissions which follows the industry-wide trend this year. The Company expanded two of its theatre locations with the opening of two additional screens to it existing five-plex in Durango, Colorado in April 2004 and two additional screens to its existing six-plex in Dillon, Colorado in January 2005.

Total operating income for the six months ended June 30, 2005 decreased 16.9% to $2.9 million from $3.4 million for the six months ended June 30, 2004, principally due to the reduction in revenues in the Indoor display segment.

Indoor display operating income decreased $837,000 or 54.5%, primarily as a result of the decrease in revenues in the financial services market. The cost of Indoor displays represented 63.8% of related revenues in 2005 compared to 60.3% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company has been working to restructure its field services operations and has completed the first phase by centralizing the dispatch and help desk functions to its Des Moines, Iowa facility. Field service costs in the first half of 2005 compared to the first half of 2004 were reduced by approximately $98,000. Indoor display cost of equipment sales decreased $652,000 or 41.0%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $109,000 or 2.9%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display general and administrative expenses decreased $85,000 or 4.2%, due primarily to a decrease in marketing expenses in the financial services industry.

Outdoor display operating income increased $383,000 to $540,000, primarily as a result of the increase in equipment sales. The cost of outdoor displays represented 78.9% of related revenues in 2005 compared to 82.1% in 2004. This change is primarily due to the increase in volume of sales in both the commercial business and catalog scoreboard business. Outdoor display cost of equipment sales increased $1.3 million or 23.9%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $244,000 or 8.9%, primarily due to a decrease in field service costs. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $278,000 or 17.4%, due to an increase in marketing expense, an increase in commercial outdoor sales payroll and travel and an increase in the allowance for uncollectable accounts.

Entertainment/Real Estate operating income decreased $128,000 or 7.3%, primarily due to a decrease in overall admissions. The cost of Entertainment/real estate represented 72.7% of related revenues in 2005 compared to 73.6% in 2004. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, decreased $302,000 or 6.1%, primarily due to the reduction in revenues. Entertainment/Real Estate general and administrative expenses increased $30,000 due to increased payroll.

Corporate general and administrative expenses decreased $386,000 or 13.3%, due to reductions in insurance expense and payroll benefits, despite an increase in the foreign currency loss compared to the prior year.

Net interest expense was level, although there was an increase in the interest rates of the variable rate debt but a decrease in long-term debt. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which decreased $76,000 or 29.8%, due to a decrease in overall admissions following the industry trend and a competitive situation in the area.

The effective tax rate for the six months ended June 30, 2005 and 2004 was 38.3% and 41.0%, respectively.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues for the three months ended June 30, 2005 increased 2.7% to $13.5 million from $13.1 million for the three months ended June 30, 2004, principally due to an increase in Outdoor display sales revenues, offset by decreases in Indoor display revenues.

Indoor display revenues decreased $787,000 or 17.1%. Of this decrease, Indoor display equipment sales decreased $206,000 or 13.2%, primarily due to the timing of recognizing percentage of completion sales, as the June 30, 2005 backlog is approximately $700,000 greater than last year. Indoor display equipment rentals and maintenance revenues decreased $581,000 or 19.2%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $1.3 million or 26.0%. Of this increase, Outdoor display equipment sales increased $1.3 million or 34.4%, in both the commercial business and catalog scoreboard business. The June 30, 2005 backlog for both the commercial business and catalog scoreboard business is approximately $1.5 million greater than last year. Outdoor display equipment rentals and maintenance revenues increased slightly.

Entertainment/Real Estate revenues decreased $164,000 or 4.7%, primarily from a decrease in overall admissions which follows the industry-wide trend this year. The Company expanded two of its theatre locations with the opening of two additional screens to its existing five-plex in Durango,

Colorado in April 2004 and two additional screens to its existing six-plex in Dillon, Colorado in January 2005.

Total operating income for the three months ended June 30, 2005 increased 8.1% to $1.6 million from $1.5 million for the three months ended June 30, 2004, principally due to the increase in revenues in the Outdoor display segment.

Indoor display operating income decreased $255,000 or 39.5%, primarily as a result of the decrease in revenues in the financial services market. The cost of Indoor displays represented 64.9% of related revenues in 2005 compared to 60.1% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company continues to strategically address the field service costs and has completed the first phase by centralizing the dispatch and help desk functions to its Des Moines, Iowa facility. Field service costs in the second quarter of 2005 compared to the second quarter of 2004 were reduced by approximately $49,000. Indoor display cost of equipment sales decreased $250,000 or 30.0%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $43,000 or 2.2%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display general and administrative expenses decreased $239,000 or 20.1%, due primarily to a decrease in marketing expenses in the financial services industry.

Outdoor display operating income increased $373,000 to $416,000, primarily as a result of the increase in equipment sales. The cost of outdoor displays represented 77.5% of related revenues in 2005 compared to 84.7% in 2004. This change is primarily due to the increase in volume of sales in both the commercial business and catalog scoreboard business. Outdoor display cost of equipment sales increased $849,000 or 30.5%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $204,000 or 13.9%, primarily due to a decrease in field service costs. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $285,000 or 39.4%, due to an increase in marketing expense, an increase in commercial outdoor sales payroll and travel and an increase in the allowance for uncollectable accounts.

Entertainment/Real Estate operating income remained level, with overall admissions decreasing and costs also decreasing. The cost of Entertainment/real estate represented 73.4% of related revenues in 2005 compared to 75.8% in 2004. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, decreased $205,000 or 7.7%, primarily due to the reduction in revenues. Entertainment/Real Estate general and administrative expenses also remained level.

Corporate general and administrative expenses decreased $391,000 or 20.6%, due to reductions in insurance expense, payroll and benefits.

Net interest expense decreased $29,000, which is primarily attributable to interest received related to the receivable from the sale/leaseback of a building in 2004, offset by an increase in the interest rates of the variable rate debt. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which decreased $34,000 or 27.6% due to a decrease in overall admissions following the industry trend and a competitive situation in the area.

The effective tax rate for the three months ended June 30, 2005 and 2004 was 38.3% and 41.0%, respectively.


Liquidity and Capital Resources

The regular quarterly cash dividend for the second quarter of 2005 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on May 19, 2005, payable to stockholders of record as of June 23, 2005, and was paid July 15, 2005.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million for the purpose of financing 50% of the redemption and/or purchase of its outstanding Old Notes on a matching basis and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (5.37% and 5.61% at June 30, 2005). The term loan, non- revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At June 30, 2005, both the non-revolving line of credit and the revolving loan were fully available as none had been drawn. Subsequent to the second quarter, the Company borrowed $850,000 against its revolving loan facility to fund the purchase of land in Silver City, New Mexico for the construction of a new theatre. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million, plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At June 30, 2005, the Company was in compliance with such financial covenants.

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

The following table summarizes the Company's fixed cash obligations as of June
30, 2005 for the remainder of 2005 and the next four years:

<CAPTIONS>
                           Remainder of
In thousands                       2005      2006      2007       2008      2009
------------                       ----      ----      ----       ----      ----
Long-term debt                   $1,067   $14,458    $2,090     $4,704    $2,258
Employment and consulting
  agreement obligations             935     1,566     1,588      1,416     1,018
Operating leases                    376       711       584        388       252
                                 ------   -------    ------     ------    ------
Total                            $2,378   $16,735    $4,262     $6,508    $3,528
                                 ======   =======    ======     ======    ======

Cash and cash equivalents decreased $869,000 for the six months ended June 30, 2005 compared to an increase of $1.8 million in 2004. The decrease in 2005 is primarily attributable to investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado, and scheduled payments of long-term debt. This decrease is offset by proceeds received from construction loan borrowings of $903,000 and cash provided by operating activities of $1.2 million, which is $2.7 million less than the cash provided by operating activities of $3.9 million for 2004, largely due to the decrease in accounts payable and accruals. The increase in 2004 is primarily attributable to cash provided by operating activities of $3.9 million and proceeds received from construction loan borrowings, offset by investment in equipment for rental, expansion of the Company's movie theatre in Durango, Colorado and scheduled payments of long-term debt.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2005, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $263,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange fluctuation of approximately $210,000, based on dealer quotes, considering current exchange rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt, and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to the Co-Chief Executive Officers and Chief Financial Officer. The disclosure controls and procedures include components of our internal controls over financial reporting. The Company's Co-Chief Executive Officers' and Chief Financial Officer's assessment of the effectiveness of the internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.


Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the second fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 19, 2005 for the purpose of electing directors and ratifying the retention of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

<CAPTIONS>
                                   For               Withheld
                                   ---               --------
        Matthew Brandt             3,617,806         65,981
        Robert B. Greenes          3,617,111         66,676
        Howard S. Modlin           3,617,111         66,676
        Michael R. Mulcahy         3,617,841         65,946


The following directors are continuing their terms as directors:
        Steven Baruch, One-Year Remaining
        Richard Brandt, Two-Years Remaining
        Thomas Brandt, One-Year Remaining
        Howard M. Brenner, One-Year Remaining
        Jean Firstenberg, Two-Years Remaining
        Gene Jankowski, Two-Years Remaining
        Victor Liss, Two-Years Remaining

The recommendation to ratify the retention of Eisner LLP as the independent auditors for the Company was approved by the following vote:

<CAPTIONS>
                                   For               Against          Abstain
                                   ---               -------          -------
Totals                             3,633,912         9,762            40,113



Item 5.  Other Information

During the quarter for which this report on Form 10-Q is filed, the registrant filed a Form 8-K dated May 13, 2005, containing a press release pertaining to the financial performance for the first quarter of 2005.


Item 6.  Exhibits

         10.1 Employment Agreement with Al Miller dated as of April 1, 2005, filed herewith.

         10.2 Employment Agreement with John Long dated as of April 1, 2005, filed herewith.

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

Date:  August 15, 2005



                                       by /s/ Angela D. Toppi
                                          ----------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer