Form 10-Q
period 2005-09-30
TRANS LUX CORP
filed 2005-11-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2005
                                              ------------------

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

                                 (203) 853-4321
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes   No X
                                                ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                     Shares Outstanding
--------          ------------------------------       ------------------
11/10/05          Common Stock - $1.00 Par Value            973,598
11/10/05          Class B Stock - $1.00 Par Value           286,814
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                                Page No.
Part I - Financial Information (unaudited)                                      --------

         Item 1.  Consolidated Balance Sheets - September 30, 2005
                  and December 31, 2004 (audited)                                     1

                  Consolidated Statements of Operations - Three and Nine
                  Months Ended September 30, 2005 and 2004                            2

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2005 and 2004                                   3

                  Notes to Consolidated Condensed Financial Statements                4


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15


         Item 4.  Controls and Procedures                                            16

<CAPTIONS>

Part II - Other Information


         Item 5.  Other Information                                                  17

         Item 6.  Exhibits                                                           17

Signatures                                                                           18

Exhibits

                                    Part I - Financial Information
                                    ------------------------------

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (unaudited)

<CAPTIONS>
                                                                             September 30        December 31
In thousands, except share data                                                  2005                2004
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 8,020            $ 12,398
  Available-for-sale securities                                                      438                 388
  Receivables, less allowance of $959 - 2005 and $711 - 2004                       7,982               5,989
  Unbilled receivables                                                             1,309                 585
  Inventories                                                                      7,140               6,565
  Prepaids and other                                                                 735                 534
                                                                                 -------            --------
    Total current assets                                                          25,624              26,459
                                                                                 -------            --------
Rental equipment                                                                  94,114              90,938
  Less accumulated depreciation                                                   58,387              52,538
                                                                                 -------            --------
                                                                                  35,727              38,400
                                                                                 -------            --------
Property, plant and equipment                                                     39,424              37,747
  Less accumulated depreciation and amortization                                   9,927               8,787
                                                                                 -------            --------
                                                                                  29,497              28,960
Goodwill                                                                           1,004               1,004
Other assets                                                                       6,506               6,291
                                                                                 -------            --------
TOTAL ASSETS                                                                     $98,358            $101,114
                                                                                 =======            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $ 2,594            $  2,413
  Accrued liabilities                                                              6,858               8,536
  Current portion of long-term debt                                                1,861               1,744
                                                                                 -------            --------
    Total current liabilities                                                     11,313              12,693
                                                                                 -------            --------
Long-term debt:
  7 1/2% convertible subordinated notes due 2006                                  12,309              12,309
  8 1/4% limited convertible senior subordinated notes due 2012                   17,868              17,868
  9 1/2% subordinated debentures due 2012                                          1,057               1,057
  Notes payable                                                                   25,742              25,562
                                                                                 -------            --------
                                                                                  56,976              56,796
Deferred credits, deposits and other                                               2,753               2,776
Deferred income taxes                                                              3,592               4,244
                                                                                 -------            --------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2005 and 2,452,942 shares issued in 2004            2,453               2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2005 and 287,463 shares issued in 2004                  287                 287
Additional paid-in-capital                                                        13,901              13,901
Retained earnings                                                                 19,908              20,852
Accumulated other comprehensive loss                                                (985)             (1,050)
                                                                                 -------            --------
                                                                                  35,564              36,443

Less treasury stock - at cost - 1,480,050 shares in 2005 and 1,479,714 shares in 2004 (excludes additional 286,814 shares held in 2005 and
  287,463 shares held in 2004 for conversion of Class B stock)                    11,840              11,838
                                                                                 -------            --------
  Total stockholders' equity                                                      23,724              24,605
                                                                                 -------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $98,358            $101,114
                                                                                 =======            ========
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                              TRANS-LUX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (unaudited)

<CAPTIONS>
                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                                       -------------------         --------------------
In thousands, except per share data                                       2005        2004            2005         2004
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                    $ 3,837     $ 4,211         $11,442      $12,830
  Equipment sales                                                        8,283       6,605          19,395       16,707
  Theatre receipts and other                                             3,236       3,249           9,632        9,969
                                                                       -------     -------         -------      -------
    Total revenues                                                      15,356      14,065          40,469       39,506
                                                                       -------     -------         -------      -------

Operating expenses:
  Cost of equipment rentals and maintenance                              3,188       3,386           9,379        9,930
  Cost of equipment sales                                                5,602       4,363          13,090       11,241
  Cost of theatre receipts and other                                     2,425       2,511           7,072        7,460
                                                                       -------     -------         -------      -------
    Total operating expenses                                            11,215      10,260          29,541       28,631
                                                                       -------     -------         -------      -------

Gross profit from operations                                             4,141       3,805          10,928       10,875
General and administrative expenses                                      3,198       2,843           9,819        9,627
Interest income                                                             63          80             264          132
Interest expense                                                        (1,076)       (952)         (3,116)      (2,841)
Gain on sale of assets                                                       -           -             108        2,536
Other income                                                                22           5              74           49
                                                                       -------     -------         -------      -------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation                     (48)         95          (1,561)       1,124


Provision (benefit) for income taxes                                        15          64            (496)         598
Income from joint venture                                                   74          48             253          303
                                                                       -------     -------         -------      -------

Income (loss) from continuing operations                                    11          79            (812)         829

Income from discontinued operation, net of income taxes                      -           -               -          127
                                                                       -------     -------         -------      -------

Net income (loss)                                                      $    11     $    79         $  (812)     $   956
                                                                       =======     =======         =======      =======

Earnings (loss) per share continuing operations:
  Basic                                                                $  0.01     $  0.06         $ (0.64)     $  0.66
  Diluted                                                              $  0.01     $  0.06         $ (0.64)     $  0.50

Earnings per share discontinued operation:
  Basic                                                                $     -     $     -         $     -      $  0.10
  Diluted                                                              $     -     $     -         $     -      $  0.03

Total earnings (loss) per share:
  Basic                                                                $  0.01     $  0.06         $ (0.64)     $  0.76
  Diluted                                                              $  0.01     $  0.06         $ (0.64)     $  0.53

Average common shares outstanding:
  Basic                                                                  1,260       1,261           1,261        1,261
  Diluted                                                                1,260       1,261           1,261        3,863

Cash dividends per share:
  Common stock                                                         $ 0.035     $ 0.035         $ 0.105      $ 0.105
  Class B stock                                                        $0.0315     $0.0315         $0.0945      $0.0945
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
<CAPTIONS>
                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                                 --------------------
In thousands                                                                                        2005         2004
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                                $  (812)    $    956
  Income from discontinued operation                                                                   -          127
                                                                                                 -------     --------
  Income (loss) from continuing operations                                                          (812)         829
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                    7,229        7,258
  Income from joint venture                                                                         (253)        (303)
  Deferred income taxes                                                                             (640)         810
  Gain on sale of assets                                                                            (108)      (2,536)
  Gain on sale of available-for-sale securities                                                       (1)         (11)
  Changes in operating assets and liabilities:
    Receivables                                                                                   (2,717)      (2,652)
    Inventories                                                                                     (575)        (513)
    Prepaids and other assets                                                                       (272)        (145)
    Accounts payable and accruals                                                                 (1,429)         135
    Deferred credits, deposits and other                                                             (23)         228
                                                                                                 -------     --------
      Net cash provided by operating activities                                                      399        3,100
                                                                                                 -------     --------
Cash flows from investing activities
Equipment manufactured for rental                                                                 (3,176)      (3,304)
Purchases of property, plant and equipment                                                        (1,757)      (1,958)
Purchases of available-for-sale securities                                                          (114)        (239)
Proceeds from sale of available-for-sale securities                                                   32          100
Proceeds from (payments to) joint venture                                                           (125)         150
Proceeds from sale of assets                                                                         200        7,028
                                                                                                 -------     --------
      Net cash provided by (used in) investing activities                                         (4,940)       1,777
                                                                                                 -------     --------
Cash flows from financing activities
Proceeds from long-term debt                                                                       1,753       19,582
Payments of long-term debt                                                                        (1,456)     (24,736)
Cash dividends                                                                                      (132)        (133)
Purchase of treasury stock                                                                            (2)          (1)
                                                                                                 -------     --------
      Net cash provided by (used in) financing activities                                            163       (5,288)
                                                                                                 -------     --------

      Net cash used in discontinued operation                                                          -         (529)
                                                                                                 -------     --------

Net decrease in cash and cash equivalents                                                         (4,378)        (940)
Cash and cash equivalents at beginning of year                                                    12,398       12,022
                                                                                                 -------     --------
Cash and cash equivalents at end of period                                                       $ 8,020     $ 11,082
                                                                                                 =======     ========
---------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                    $ 3,106     $  2,405
Interest received                                                                                    264          110
Income taxes paid                                                                                    346           29
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the September 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

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


The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the three and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation using the binomial options-pricing model:

<CAPTIONS>
                                                      Three months ended      Nine months ended
                                                         September 30            September 30
In thousands, except per share data                    2005         2004        2005       2004
-----------------------------------------------------------------------------------------------
Net income (loss), as reported                        $  11        $  79      $ (812)     $ 956
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                       1            3           8          9
                                                      -----        -----      ------      -----
Pro forma net income (loss)                           $  10        $  76      $ (820)     $ 947
                                                      =====        =====      ======      =====
Earnings (loss) per share:
As reported:
  Basic                                               $0.01        $0.06      $(0.64)     $0.76
                                                      -----        -----      ------      -----
  Diluted                                             $0.01        $0.06      $(0.64)     $0.53
                                                      -----        -----      ------      -----
Pro forma:
  Basic                                               $0.01        $0.06      $(0.66)     $0.75
                                                      -----        -----      ------      -----
  Diluted                                             $0.01        $0.06      $(0.66)     $0.53
                                                      -----        -----      ------      -----


Note 2 - Inventories


Inventories consist of the following:

<CAPTIONS>
                               September 30     December 31
In thousands                           2005            2004
-----------------------------------------------------------
Raw materials and spare parts        $4,485          $4,704
Work-in-progress                      1,994           1,357
Finished goods                          661             504
                                     ------          ------
                                     $7,140          $6,565
                                     ======          ======


Note 3 - Long-Term Debt

During the nine months ended September 30, 2005, long-term debt, including current portion, increased $297,000, due to a $903,000 construction loan to expand the Company's movie theatre in Dillon, Colorado and borrowing $850,000 against the revolving loan facility to fund the purchase of land in Silver City, New Mexico for the construction of a new theatre, offset by regular scheduled payments of long-term debt.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million for the purpose of financing 50% of the redemption and/or purchase of its outstanding Old Notes on a matching basis and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (ranging from 6.315% to 6.852% at September 30, 2005). The term loan, non-revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At September 30, 2005, the non-revolving line of credit was fully available as none had been drawn and $4.1 million was available under the revolving loan facility. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At September 30, 2005, the Company was in compliance with such financial covenants.

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


The following table presents the financial results of the discontinued operation:

<CAPTIONS>
                                              Nine months ended
In thousands, except per share data          September 30, 2004
---------------------------------------------------------------
Revenues                                                  $ 135
Operating expenses                                          126
Gross profit                                                  9
General and administrative expenses                        (126)
Foreign currency gain                                       141
Interest income                                               3
Gain on sale of assets                                      112
Income tax provision                                        (12)
                                                          -----
Income from discontinued operation                        $ 127
                                                          =====
Earnings per share:
  Basic                                                   $0.10
                                                          -----
  Diluted                                                 $0.03
                                                          -----


Note 5 - Reporting Comprehensive Income (Loss)


Total comprehensive income (loss) for the three and nine months ended September
30, 2005 and 2004 is as follows:

<CAPTIONS>
                                              Three months ended September 30     Nine months ended September 30
In thousands                                           2005              2004             2005              2004
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $ 11              $ 79            $(812)           $  956
                                                       ----              ----            -----            ------
Other comprehensive income:
  Unrealized foreign currency translation gain          126               127               86               233
  Unrealized holding gain (loss) on securities          (14)               26              (32)              (11)
  Income taxes related to other comprehensive
    income (loss) items                                   5               (11)              12                 5
                                                       ----              ----            -----            ------
Total other comprehensive income, net of tax            117               142               66               227
                                                       ----              ----            -----            ------
Comprehensive income (loss)                            $128              $221            $(746)           $1,183
                                                       ====              ====            =====            ======


Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $1,004,000, $938,000 relates to the outdoor display segment and $66,000 relates to the indoor display segment.


Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2005 and 2004 is as follows:

<CAPTIONS>
                                                     Three months ended September 30     Nine months ended September 30
In thousands                                                  2005              2004             2005              2004
-----------------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                           $ 4,080           $ 4,666          $11,322           $13,591
  Outdoor display                                            8,040             6,150           19,515            15,946
  Entertainment/real estate                                  3,236             3,249            9,632             9,969
                                                           -------           -------          -------           -------
Total revenues                                              15,356            14,065           40,469            39,506
                                                           =======           =======          =======           =======
Operating income:
  Indoor display                                               353               749            1,052             2,285
  Outdoor display                                              911               462            1,451               619
  Entertainment/real estate                                    712               658            2,330             2,404
                                                           -------           -------          -------           -------
Total operating income                                       1,976             1,869            4,833             5,308
Other income                                                    22                 5              182             2,585
Corporate general and administrative expenses                 (959)             (859)          (3,471)           (3,757)
Interest expense-net                                        (1,013)             (872)          (2,852)           (2,709)
Income tax benefit (provision)                                 (15)              (64)             496              (598)
                                                           -------           -------          -------           -------
Income (loss) from continuing operations                        11                79             (812)              829
Income from discontinued operation, net of tax                   -                 -                -               127
                                                           -------           -------          --------          -------
Net income (loss)                                          $    11           $    79          $  (812)          $   956
                                                           =======          ========          ========          =======


Note 7 - Components of Net Periodic Pension Cost

In December 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R revises the financial statement disclosures required for pension and postretirement obligations, including new interim disclosures. As of December 31, 2003, the benefit service under the pension plan has been frozen and, accordingly, there is no service cost for the periods ended September 30, 2005 and 2004.


The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                   Nine months ended September 30     Nine months ended September 30
In thousands                               2005              2004             2005              2004
----------------------------------------------------------------------------------------------------
Interest cost                             $ 156             $ 152            $ 468             $ 456
Expected return on plan assets             (156)             (148)            (468)             (444)
Amortization of prior service cost            4                 5               12                15
Amortization of net actuarial loss           67                61              201               183
                                          -----             -----            -----             -----
Net periodic pension cost                 $  71             $  70            $ 213             $ 210
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


The following results of operations summary information relates to MetroLux for the three and nine months ended September 30, 2005 and 2004, and summary balance sheet information relates to MetroLux as of September 30, 2005 and December 31, 2004:

<CAPTIONS>
                                       Three months ended September 30        Nine months ended September 30
In thousands                                    2005              2004                2005              2004
------------------------------------------------------------------------------------------------------------
Revenues                                        $765              $778              $2,360            $2,666
Gross profit                                     443               412               1,366             1,485
Net income                                       149                96                 507               606
Company's share of partnership net income         74                48                 253               303
                                                ------------------------------------------------------------

<CAPTIONS>
                                        September 30       December 31
In thousands                                    2005              2004
----------------------------------------------------------------------
Current assets                                $  140            $  606
Noncurrent assets                              4,859             3,897
                                              ------            ------
Total assets                                   4,999             4,503
                                              ======            ======

Current liabilities                              469               608
Noncurrent liabilities                         1,468             1,635
                                              ------             -----
Total liabilities                              1,937             2,243
                                              ======            ======
Company's equity in partnership net assets    $1,535            $1,133
                                              ------            ------

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


Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total revenues for the nine months ended September 30, 2005 increased $963,000 or 2.4% to $40.5 million from $39.5 million for the nine months ended September 30, 2004, principally due to an increase in Outdoor display sales revenues offset by decreases in Indoor display revenues.

Indoor display revenues decreased $2.3 million or 16.7%. Of this decrease, Indoor display equipment sales decreased $1.1 million or 21.4%, primarily due to a reduction in sales from the gaming market and the timing of recognizing percentage of completion sales, as the September 30, 2005 backlog is approximately $1.1 million greater than last year. Indoor display equipment rentals and maintenance revenues decreased $1.2 million or 13.8%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $3.6 million or 22.4%. Of this increase, Outdoor display equipment sales increased $3.8 million or 32.9%, in both the catalog scoreboard business and commercial business. Outdoor display equipment rentals and maintenance revenues decreased $223,000 or 5.1%, primarily due to the continued expected revenue decline in the Outdoor display equipment rentals and maintenance bases previously acquired.

Entertainment/Real Estate revenues decreased $337,000 or 3.4%, primarily due to a decrease in overall admissions, which is actually better than the industry-wide trend this year. The Company expanded two of its theatre locations with the opening of two additional screens to it existing five-plex in Durango, Colorado in April 2004 and two additional screens to its existing six-plex in Dillon, Colorado in January 2005.

Total operating income for the nine months ended September 30, 2005 decreased 8.9% to $4.8 million from $5.3 million for the nine months ended September 30, 2004, principally due to the reduction in revenues in the Indoor display segment.

Indoor display operating income decreased $1.2 million or 54.0%, primarily as a result of the decrease in revenues in the financial services and gaming markets. The cost of Indoor displays represented 64.9% of related revenues in 2005 compared to 61.9% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company has been working to restructure its field service operations and has centralized the dispatch and help desk functions to its Des Moines, Iowa facility and realigned its field service staff. Field service costs in the first nine months of 2005 compared to the first nine months of 2004 were reduced by approximately $108,000. Indoor display cost of equipment sales decreased $932,000 or 34.8%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $129,000 or 2.3%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display general and administrative expenses increased $25,000 or 0.9%.

Outdoor display operating income increased $832,000 to $1.5 million, primarily as a result of the increase in equipment sales. This increase is primarily due to the increase in volume of sales in both the catalog scoreboard business and commercial business. The cost of outdoor displays represented 77.5% of related revenues in 2005 compared to 80.0% in 2004. Outdoor display cost of equipment sales increased $2.8 million or 32.5%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $422,000 or 10.0%, primarily due to a decrease in field service costs. Field service costs in the first nine months of 2005 compared to the first nine months of 2004 were reduced by approximately $491,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $378,000 or 14.7%, due to an increase in marketing expense, an increase in commercial outdoor sales payroll and travel and an increase in the allowance for uncollectible accounts.

Entertainment/Real Estate operating income decreased $74,000 or 3.1%, primarily due to a decrease in overall admissions, which is actually better than the industry-wide trend this year. The cost of Entertainment/real estate represented 73.4% of related revenues in 2005 compared to 74.8% in 2004. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, decreased $388,000 or 5.2%, primarily due to the reduction in revenues. Entertainment/Real Estate general and administrative expenses increased $75,000 due to increased payroll and related benefits.

Corporate general and administrative expenses decreased $286,000 or 7.6%, due to reductions in insurance expense and payroll benefits.

Net interest expense increased $143,000 or 5.3%, due to an increase in the interest rates of the variable rate debt and an increase in long-term debt at September 30, 2005. The gain on sale of assets relates to the sale of vacant land in Taos, New Mexico in 2005; and the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which decreased $50,000 or 16.5%, due to a decrease in overall admissions, which is actually better than the industry-wide trend, and a competitive situation in the area.

The effective tax rate for the nine months ended September 30, 2005 and 2004 was 37.9% and 41.9%, respectively.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total revenues for the three months ended September 30, 2005 increased 9.2% to $15.4 million from $14.1 million for the three months ended September 30, 2004, principally due to an increase in Outdoor display sales revenues, offset by decreases in Indoor display revenues.

Indoor display revenues decreased $586,000 or 12.6%. Of this decrease, Indoor display equipment sales decreased $277,000 or 13.9%, primarily due to a reduction in sales from the gaming market and the timing of recognizing percentage of completion sales, as the September 30, 2005 backlog is approximately $1.1 million greater than last year. Indoor display equipment rentals and maintenance revenues decreased $309,000 or 11.5%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry.

Outdoor display revenues increased $1.9 million or 30.7%. Of this increase, Outdoor display equipment sales increased $2.0 million or 42.3%, in both the catalog scoreboard business and commercial business. Outdoor display equipment rentals and maintenance revenues decreased slightly.

Entertainment/Real Estate revenues decreased $13,000 or 0.4%, primarily due to a decrease in overall admissions, which is actually better than the industry-wide trend this year. The Company expanded two of its theatre locations with the opening of two additional screens to its existing six-plex in Dillon, Colorado in January 2005.

Total operating income for the three months ended September 30, 2005 increased 5.7% to $2.0 million from $1.9 million for the three months ended September 30, 2004, principally due to the increase in revenues in the Outdoor display segment offset by the decrease in revenues in the Indoor display segment.

Indoor display operating income decreased $396,000 or 52.9%, primarily as a result of the decrease in revenues in the financial services and gaming markets. The cost of Indoor displays represented 66.8% of related revenues in 2005 compared to 64.9% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate. The Company continues to strategically address the field service costs and has centralized the dispatch and help desk functions to its Des Moines, Iowa facility and realigned its field service staff. Indoor display cost of equipment sales decreased $280,000 or 25.6%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $20,000 or 1.0%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display general and administrative expenses increased $110,000 or 12.4%, due primarily to an increase in the allowance for uncollectible accounts.

Outdoor display operating income increased $449,000 to $911,000, primarily as a result of the increase in equipment sales. This change is primarily due to the increase in volume of sales in both the catalog scoreboard business and commercial business. The cost of outdoor displays represented 75.4% of related revenues in 2005 compared to 76.8% in 2004. Outdoor display cost of equipment sales increased $1.5 million or 46.4%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $178,000 or 12.3%, primarily due to a decrease in field service costs offset by an increase in depreciation expense. Field service costs in the third quarter of 2005 compared to the third quarter of 2004 were reduced by approximately $198,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $100,000 or 10.4%, due to an increase in marketing expense, an increase in commercial outdoor sales payroll and travel and an increase in the allowance for uncollectible accounts.

Entertainment/Real Estate operating income increased $54,000 or 8.2% to $712,000, primarily due to cost reductions. The cost of Entertainment/real estate represented 74.9% of related revenues in 2005 compared to 77.3% in 2004. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, decreased $86,000 or 3.4%, primarily due to the reduction in revenues. Entertainment/Real Estate general and administrative expenses increased $45,000 or 35.2%, due to an increase and payroll and related benefits.

Corporate general and administrative expenses increased $100,000 or 11.6%, due to an increase in certain benefit costs and a reduction in the foreign currency gain of $30,000 compared to the prior year.

Net interest expense increased $141,000 or 16.2%, due to an increase in the interest rates of the variable rate debt and an increase in long-term debt at September 30, 2005. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which increased $26,000 or 54.2%, due to a reduction in certain overhead costs.

The effective tax rate for the three months ended September 30, 2005 and 2004 was 57.7% and 44.8%, respectively.

Liquidity and Capital Resources

The regular quarterly cash dividend for the third quarter of 2005 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on September 26, 2005, payable to stockholders of record as of October 7, 2005, and was paid October 28, 2005.

During the fourth quarter of 2004, the Company completed an amendment of its senior debt, which included a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million for the purpose of financing 50% of the redemption and/or purchase of its outstanding Old Notes on a matching basis and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime plus 0.25% (ranging from 6.315% to 6.852% at September 30, 2005). The term loan, non-revolving line of credit and revolving loan mature on January 1, 2012, January 1, 2007 and January 1, 2008, respectively. Upon maturity of the non-revolving line of credit, it is convertible into a converted term loan maturing January 1, 2012. At September 30, 2005, the non-revolving line of credit was fully available as none had been drawn and $4.1 million was available under the revolving loan facility. The credit agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $20.8 million, plus 50% of net income and maintaining accounts with an average monthly compensating balance of not less than $750,000. At September 30, 2005, the Company was in compliance with such financial covenants.

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


The following table summarizes the Company's fixed cash obligations as of September 30, 2005 for the remainder of 2005 and the next four years:

<CAPTIONS>
                                  Remainder of
In thousands                              2005          2006         2007         2008         2009
------------                            ------       -------       ------       ------       ------
Long-term debt including interest       $  942       $18,119       $4,765       $7,944       $4,378
Employment and consulting
  agreement obligations                    444         1,566        1,588        1,416          851
Operating leases                           188           708          582          387          252
                                        ------       -------       ------       ------       ------
Total                                   $1,574       $20,393       $6,935       $9,747       $5,481
                                        ======       =======       ======       ======       ======

Cash and cash equivalents decreased $4.4 million for the nine months ended September 30, 2005 compared to a decrease of $940,000 in 2004. The decrease in 2005 is primarily attributable to investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado, and scheduled payments of long-term debt. This decrease is offset by proceeds received from loan borrowings of $1.8 million and cash provided by operating activities of $399,000, which is $2.7 million less than the cash provided by operating activities of $3.1 million for 2004, largely due to the decrease in accounts payable and accruals. The increase in 2004 is primarily attributable to cash provided by operating activities of $3.1 million, proceed from the sale/leaseback of the Company's Norwalk, Connecticut facility, proceeds from the sale of the Company's Australian subsidiary and proceeds received from construction loan borrowings, offset by investment in equipment for rental, expansion of the Company's movie theatre in Durango, Colorado and scheduled payments of long-term debt.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2005, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $266,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange fluctuation of approximately $167,000, based on dealer quotes, considering current exchange rates.

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


Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the third fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information


Item 5.  Other Information

During the quarter for which this report on Form 10-Q is filed, the registrant filed a Form 8-K dated August 12, 2005, containing a press release pertaining to the financial performance for the second quarter of 2005.


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



                                       TRANS-LUX CORPORATION
                                       ---------------------
                                           (Registrant)

Date:  November 14, 2005

                                       /s/ Angela D. Toppi
                                       -----------------------------
                                       Angela D. Toppi
                                       Executive Vice President and
                                       Chief Financial Officer