Form 10-K/A
period 2004-12-31
TRANS LUX CORP
filed 2005-12-12
CIK 99106

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

                             TRANS-LUX CORPORATION
                      2004 Form 10-K/A Cover Page Continued


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

-------------------------------------------------------------------------------

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the SEC on March 31, 2005. We are filing this Form 10-K/A to amend the financial statements audit report for MetroLux Theaters set forth in Item 15 of that report to include the 2002 and 2003 financial statements, along with the independent audit reportauditor's report for MetroLux Theaters and the audit opinion for MetroLux Theaters on for the 2002 and 2003 financial statements.

     Except as described above, no other changes have been made to the original filing. This Amendment continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original filing.

-------------------------------------------------------------------------------

                             TRANS-LUX CORPORATION
                          2004 Form 10-K Annual Report

                               Table of Contents

<CAPTIONS>
                                               PART I

                                                                                            Page
ITEM 1.  Business                                                                              1
ITEM 2.  Properties                                                                            7
ITEM 3.  Legal Proceedings                                                                     7
ITEM 4.  Submission of Matters to a Vote of Security Holders                                   7

                                              PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                                               8
ITEM 6.  Selected Financial Data                                                               9
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                11
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk                           15
ITEM 8.  Financial Statements and Supplementary Data                                          16
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                             41
ITEM 9A. Controls and Procedures                                                              41
ITEM 9B. Other Information                                                                    41

                                              PART III

ITEM 10.  Directors and Executive Officers of the Registrant                                  42
ITEM 11.  Executive Compensation                                                              43
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                      43
ITEM 13.  Certain Relationships and Related Transactions                                      43
ITEM 14.  Principal Accounting Firm Fees                                                      43

                                              PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                                          44

Signatures                                                                                    47


                                              PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) The following documents are filed as part of this report:
      (1)(i) Consolidated Financial Statements of Trans-Lux Corporation Consolidated Statements of Operations for the Years Ended
                  December 31, 2004, 2003 and 2002
                Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2004, 2003 and 2002
                Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 2004, 2003 and 2002
                Consolidated Statements of Comprehensive Income for the Years
                  Ended December 31, 2004, 2003 and 2002
                Notes to Consolidated Financial Statements
                Report of Independent Registered Public Accounting Firm



        (ii) Revised financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
                Independent Auditors' Report for the Year Ended December 31,
                  2004
                Independent Auditors' Report for the Year Ended December 31,
                  2003
                Balance Sheets as of December 31, 2004 and 2003
                Statements of Income for the Years Ended December 31, 2004 and
                  2003
                Statements of Partners' Equity for the Years Ended December 31,
                  2004 and 2003
                Statements of Cash Flows for the Years Ended December 31, 2004
                  and 2003
                Notes to Financial Statements

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

    10.13 Employment Agreement with Karl P. Hirschauer dated as of April 1, 2003 (incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2003).

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

    32.3 Certification of Angela D.Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Dated:  December 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



/s/ Gene F. Jankowski                                 December 12, 2005
--------------------------------------------
Gene F. Jankowski, Chairman of the Board



/s/ Thomas Brandt                                     December 12, 2005
--------------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director


/s/ Michael R. Mulcahy                                December 12, 2005
--------------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director

Part IV
Item 15(a)(1)(ii)



                               METROLUX THEATRES
                          REVISED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

                                 GUILLEN, SUEDE
                                 --------------
                                  AND COMPANY
                                  -----------
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
             23480 Park Sorrento, Suite 100B, Calabasas, CA  91302
                   TEL: (818) 348-4800 - FAX: (818) 348-6326
                   Visit us on the web at www.gsandcocpa.com


Board of Directors
MetroLux Theatres
Norwalk, Connecticut


Independent Auditors' Report

We have audited the accompanying balance sheet of MetroLux Theatres as of December 31, 2004, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MetroLux Theatres as of December 31, 2003 and 2002, were audited by other auditors whose reports dated February 26, 2004 and February 11, 2003, respectively, expressed unqualified opinions on those statements.

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




February 25, 2005

KELLOG & ANDELSON
ACCOUNTANCY CORPORATION

                                                                          K&A

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




February 26, 2004
Sherman Oaks, California

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTS
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
C.P.A. ASSOCIATES OFFICES IN PRINCIPAL CITIES

14724 VENTURA BOULEVARD SECOND FLOOR, SHERMAN OAKS, CALIFORNIA 91403 PHONE (818) 971-5100 FAX (818) 971-5155


                                           METROLUX THEATRES

                                            BALANCE SHEETS

                                   DECEMBER 31, 2004, 2003 AND 2002
                                        (Dollars in thousands)

<CAPTIONS>
                   ASSETS
                                                    2004       2003       2002
                                                  ------     ------     ------
CURRENT ASSETS:
  Cash                                            $  541     $  299     $  820
  Concession supplies                                 13         13          9
  Prepaid expenses and other current assets           52         15         17
  Due from Partners                                    -         14          4
                                                  ------     ------     ------
    Total current assets                             606        341        850

PROPERTY AND EQUIPMENT, net                        3,882      3,917      4,105

INTANGIBLE ASSETS, NET                                15         20         25
                                                  ------     ------     ------
                                                  $4,503     $4,278     $4,980
                                                  ======     ======     ======

            LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Film rentals payable                            $  127     $  159     $  176
  Accounts payable and accrued expenses              165        171        215
  Current portion of long-term debt                  225        238        223
  Deferred revenues                                   82         85         87
  Due to Partners                                      9          -          -
                                                  ------     ------     ------
    Total current liabilities                        608        653        701

LONG-TERM DEBT, net of current portion             1,635      1,859      2,097
                                                  ------     ------     ------
    Total liabilities                              2,243      2,512      2,798

COMMITMENTS                                            -          -          -

PARTNERS' EQUITY                                   2,260      1,766      2,182
                                                  ------     ------     ------
                                                  $4,503     $4,278     $4,980
                                                  ======     ======     ======

    The accompanying notes are an integral part of the financial statements

                                  METROLUX THEATRES

                                STATEMENTS OF INCOME

                FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                               (Dollars in thousands)

<CAPTIONS>
                                            2004       2003       2002
                                          ------     ------     ------
OPERATING REVENUES:
  Theatre operations
    Admissions                            $2,401     $2,765     $2,810
    Concessions                            1,077      1,162      1,219
    Other operating revenues                  70         69         87
                                          ------     ------     ------
           Total operating revenues        3,548      3,996      4,116
                                          ------     ------     ------

OPERATING EXPENSES:
  Theatre operations
    Film costs and advertising             1,389      1,566      1,544
    Cost of concessions                      209        183        239
    Other operating expenses                 946        889        886
    Administrative expenses                  136        112        141
                                          ------     ------     ------
           Total operating expenses        2,680      2,750      2,810
                                          ------     ------     ------

INCOME FROM OPERATIONS                       868      1,246      1,306
                                          ------     ------     ------
OTHER (EXPENSE) INCOME:
  Interest income                              1          1          1
  Gain on sale of property and equipment       -        248        405
  Interest expense                           (75)       (88)      (110)
  Write off of construction in progress        -        (23)         -
                                          ------     ------     ------
    Net other (expense) income               (74)       138        296
                                          ------     ------     ------
NET INCOME                                $  794     $1,384     $1,602
                                          ======     ======     ======

     The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (Dollars in thousands)

<CAPTIONS>
                                                        Trans-Lux
                                     Metro Colorado     Loveland
                                      Corporation      Corporation      Total
                                     --------------    -----------     -------
PARTNERS' EQUITY, January 1, 2002            $1,065         $1,065     $ 2,130

PARTNERSHIP DISTRIBUTIONS                      (775)          (775)     (1,550)

NET INCOME                                      801            801       1,602
                                     --------------    -----------     -------

PARTNERS' EQUITY, December 31, 2002           1,091          1,091       2,182

PARTNERSHIP DISTRIBUTIONS                      (900)          (900)     (1,800)

NET INCOME                                      692            692       1,384

                                     --------------    -----------     -------
PARTNERS' EQUITY, December 31, 2003             883            883       1,766

EQUITY CONTRIBUTION FROM LEASE
  GUARANTEE                                      17             17          34

PARTNERSHIP DISTRIBUTIONS                      (167)          (167)       (334)

NET INCOME                                      397            397         794
                                     --------------    -----------      ------

PARTNERS' EQUITY, December 31, 2004          $1,130         $1,130      $2,260
                                     ==============    ===========      ======

    The accompanying notes are an integral part of the financial statements


                                         METROLUX THEATRES

                                      STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                       (Dollars in thousands)

<CAPTIONS>

                                                                    2004        2003         2002
                                                                   -----      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 794      $ 1,384      $ 1,602
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                  164          155          151
      Gain on sale of property and equipment                           -         (248)        (405)
      Write off of construction in progress                            -           23            -
  Changes in assets and liabilities:
      Concession supplies                                              -           (4)           1
      Prepaid expenses and other current assets                       (3)           2           (6)
      Film rentals payable                                           (32)         (17)         (35)
      Accounts payable and accrued expenses                           (6)         (44)          51
      Deferred revenues                                               (3)          (2)          16
      Due from Partners                                               23          (10)          (3)
                                                                   -----      -------      -------
  Net cash provided by operating activities                          937        1,239        1,372
                                                                   -----      -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property and equipment                     -          327          514
  Acquisition of property and equipment                             (124)         (64)         (30)
  Acquisition of intangible assets                                     -            -          (13)
                                                                   -----      -------      -------

  Net cash (used in) provided by investing activities               (124)         263          471
                                                                   -----      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                               (237)        (223)        (180)
  Partnership distributions                                         (334)      (1,800)      (1,550)
                                                                   -----      -------      -------
  Net cash (used in) financing activities                           (571)      (2,023)      (1,730)
                                                                   -----      -------      -------
NET INCREASE (DECREASE) IN CASH                                      242         (521)         113

CASH, beginning of year                                              299          820          707
                                                                   -----      --------     -------
CASH, end of year                                                  $ 541      $   299      $   820
                                                                   =====      ========     =======

     The accompanying notes are an integral part of the financial statements

                                         METROLUX THEATRES

                               STATEMENTS OF CASH FLOWS - CONTINUED

                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                       (Dollars in thousands)

<CAPTIONS>

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $  75      $    89      $   110
                                                                   =====      =======      =======

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


     The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         ---------------------

         MetroLux Theatres (the "Company") is a general partnership between Metro Colorado Corporation, a California corporation ("Metro Colorado"), and Trans-Lux Loveland Corporation, a Colorado corporation ("Trans-Lux"). The partnership was created for the purpose of engaging in the business of contructing, purchasing, owning and performing all functions in relation to the operation of a multi-screen movie theatre, ancillary real estate and other entertainment uses in Loveland, Colorado.

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

         Concentration of Credit Risk (Dollars in thousands)
         ---------------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2004, 2003 and 2002 in excess of the FDIC limit amounted to approximately $519, $162 and $704, respectively.


         Services from Partners
         ----------------------

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



NOTE 2 - DUE FROM PARTNERS (Dollars in thousands)
         ----------------------------------------

         As of December 31, 2004, 2003 and 2002, the net advances due (to) from the general partners were approximately ($9), $14 and $4, respectively. These advances are unsecured, non-interest bearing and are expected to be repaid within the next year.



         During the year ended December 31, 2004, the Company received net advances from the general partners of $23. During the years ended December 31, 2003 and 2002, the Company made net advances to general partners of approximately $10 and $3, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following for the years ended
         December 31:

<CAPTIONS>
                                                  2004      2003      2002
                                                ------    ------    ------
           Buildings                            $4,027    $4,027    $4,027
           Improvements                             66        66        45
           Theatre equipment                       231       231       197
           Land                                    519       519       598
           Construction in progress                124         -        23
           Software                                  9         9         -
                                                ------    ------    ------
                                                 4,976     4,852     4,890
           Less:  accumulated depreciation and
             amortization                        1,094       935       785
                                                ------    ------    ------
                                                $3,882    $3,917    $4,105
                                                ======    ======    ======

         Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $159, $150 and $147, respectively.



NOTE 4 - INTANGIBLE ASSETS (Dollars in thousands)
         ----------------------------------------

         Intangible assets consist of the following for the years ended December
         31:

<CAPTIONS>
                                                  2004      2003      2002
                                                 -----     -----     -----
           Loan fees                             $  29     $  29     $  29

           Less:  accumulated amortization          14         9         4
                                                 -----     -----     -----
                                                 $  15     $  20     $  25
                                                 =====     =====     =====

         Amortization expense related to intangible assets amounted to $5, $5 and $4 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 - LONG-TERM DEBT (Dollars in thousands)
         -------------------------------------

         Long-term debt consists of the following for the years ended December 31:

<CAPTIONS>
                                                                2004       2003       2002
                                                              ------     ------     ------

         The Company has a $2.5 million real estate
         loan with a bank.  Borrowings under the term
         loan bear interest at the bank's prime rate
         minus 0.30% (4.95%, 3.70% and 3.95% at
         December 31, 2004, 2003 and 2002,
         respectively).  Payments under the agreement
         are in equal monthly installments of
         approximately $26 of principal and interest,
         maturing January 2009 with one last payment of
         interest and principal of approximately $890.
         The loan is collateralized by the assets of
         the Company and 60% of the debt is guaranteed
         by each of the Partners.                            $1,860      $2,097     $2,320


        Less: current portion                                   225         238        223
                                                             ------      ------     ------
                                                             $1,635      $1,859     $2,097
                                                             ======      ======     ======

        Maturities of long-term debt outstanding at December 31, 2004 are as follows:

<CAPTIONS>
                    Year Ending
                    December 31,
                    ------------
                        2005                                    $225
                        2006                                     236
                        2007                                     248
                        2008                                     261
                        2009                                     890
                                                              ------
                                                              $1,860
                                                              ======

NOTE 6 - DEFERRED REVENUES (Dollars in thousands)
         ----------------------------------------

         Deferred revenues at December 31, 2004, 2003 and 2002 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively. The breakdowns is as follows as of December 31:

<CAPTIONS>
                                           2004       2003        2002
                                           ----       ----        ----
            Gift certificates               $75        $75         $83
            Group activity passes             7         10           4
                                           ----       ----        ----
                                            $82        $85         $87
                                           ====       ====        ====

NOTE 7 - COMMITMENTS (Dollars in thousands)
         ----------------------------------

         In August 2004, the Company signed a lease for a space for a new multi-screen movie theatre. The theatre is under construction and is expected to open in October 2005. The initial lease term is for 15 years and may be extended for a total of three extension periods of 5 years each. The lease requires minimum annual rent payments ranging from $500 to $600 and contains a provision for an additional rent equal to 10% gross annual revenue if the revenues exceed certain thresholds.
         The lease is guaranteed by Metropolitan Theatres Corporation ("MTC"), a parent of Metro Colorado Corporation. The future minimum rent payments are as follow:

<CAPTIONS>
                     Year Ending
                     December 31,
                     ------------
                        2005                   $   83
                        2006                      500
                        2007                      500
                        2008                      500
                        2009                      500
                      2010-2014                 2,742
                      2015-2019                 2,992
                      Thereafter                  100
                                               ------
                                               $7,917
                                               ======

         The Company has a month to month sublease agreement with an unrelated party for $2 a month. For the years ending December 31, 2004, 2003 and 2002, the Company recognized $18 of sublease income for each of the years.

         ----------------------------------------------

         In connection with the guarantee by MTC mentioned above, Trans-Lux paid MTC $17 in consideration for the guarantee of the new lease. In accordance with FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded the payment by Trans-Lux, and the respective value of the guarantees for Metro Colorado, as an equity contribution by the partners, and an increase in prepaid rent in the accompanying financial statements.


NOTE 8 - PENSION PLAN (Dollars in thousands)
         -----------------------------------

         The Company has adopted a Safe Harbor Plan covering substantially all of its employees. Participating employees may contribute 1% to 20% of their salary, subject to required participating percentages of 401(k) regulations.

         The Company contributes, at the discretion of management, a matching of 100% of the first 3% of the employee's contribution and matches 50% of the 2% of the employee's contribution up to a maximum of 5% of the employee's gross salary. Contributions made for the years ended December 31, 2004, 2003 and 2002 were $3, $2 and $2, respectively.


NOTE 9 - SALE OF ASSETS (Dollars in thousands)
         -------------------------------------

         During the years ended December 31, 2003 and 2002, the Company sold land and received net proceeds of $327 and $514, respectively. The sales resulted in a gain of $248 and $405, recorded for the years ended December 31, 2003 and 2002, respectively.