Form 10-K
period 2005-12-31
TRANS LUX CORP
filed 2006-04-17
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005
                                            -----------------

Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                  13-1394750
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                  110 Richards Avenue, Norwalk, CT  06856-5090
        ----------------------------------------------------------------
        (Address of Registrant's principal executive offices) (Zip code)

      Registrant's telephone number, including area code:  (203) 853-4321
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock, $1.00 par value       American Stock Exchange

7 1/2% Convertible Subordinated
 Notes due 2006                     American Stock Exchange

8 1/4% Limited Convertible Senior
 Subordinated Notes due 2012        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasonal issuer, as
defined in Rule 405 of the Securities Act.  Yes   No X
                                               ---  ---

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   No  X
                                                        ---   ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

                                   CONTINUED

                             TRANS-LUX CORPORATION
                      2005 Form 10-K Cover Page Continued


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

As of the close of business on April 12, 2006, there were outstanding, 973,598 shares of the Registrant's Common Stock and 286,814 shares of its Class B Stock.

Based on the closing stock price of the Common Stock on the American Stock Exchange of $6.85 on June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant was $6,853,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 13, 2006, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2005 Form 10-K Annual Report

                               Table of Contents
<CAPTIONS>
                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.   Business                                                            1
ITEM 1A.  Risk Factors                                                        7
ITEM 1B.  Unresolved Staff Comments                                           9
ITEM 2.   Properties                                                         10
ITEM 3.   Legal Proceedings                                                  10
ITEM 4.   Submission of Matters to a Vote of Security Holders                10

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
ITEM 6.   Selected Financial Data                                            12
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              14
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk         19
ITEM 8.   Financial Statements and Supplementary Data                        20
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           50
ITEM 9A.  Controls and Procedures                                            50
ITEM 9B.  Other Information                                                  50

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                 51
ITEM 11.  Executive Compensation                                             52
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    52
ITEM 13.  Certain Relationships and Related Transactions                     52
ITEM 14.  Principal Accounting Fees and Services                             52

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                         53

Signatures                                                                   56


                                     PART I

ITEM 1.  BUSINESS

    Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diodes), plasma and LCD screens, and light bulb based technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include data, graphics, and video displays for stock and commodity exchanges, financial institutions, sports stadiums and venues, schools, casinos, convention centers, corporate, government, theatres, retail, airports, and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and income-producing real estate properties.

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

    Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by schools, sports stadiums, sports venues, gas stations, highway departments and outdoor advertisers attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers, scoreboards and video displays available in monochrome and full color. The Company has utilized its strong position in the Indoor display market combined with several acquisitions to enhance its presence in the Outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. This division generally sells through distributors and dealers. Equipment for the Outdoor display segment generally has a lead-time of 10 to 100 days depending on the size and type of equipment ordered and material availability.

    Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2005 and 2004 was approximately $3.9 million and $3.9 million, respectively. The December 31, 2005 backlog will be recognized in 2006. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

    The Company's ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors. For this reason, the Company continually develops enhancements to its existing product line and examines and tests new display technologies.

    During 2005 the Company's Outdoor Display division continued to enhance CaptiVue(TM), a line of outdoor full matrix LED message centers launched in 2003. CaptiVue offers greater design flexibility, modularity and increased clarity at an economical price, and is being well received in the commercial marketplace. Recent enhancements include full color and monochrome blue configurations. LED Fuel Price Changer displays, which use CaptiVue technology and introduced in 2004, allow gasoline stations, truck stops, and convenience stores to update fuel prices instantaneously to one facility or many via their point-of-purchase systems without the use of ladders and other manual equipment.

    In 2005, the Company supplemented its LED product line with third-party LED products to remain competitive in price and performance. The Company signed agreements with two leading providers of advanced LED video display products under which Trans-Lux distributes their lines of display products to its catalog sports market and non-sports markets, respectively. Trans-Lux is private-labeling a portion of these products to non-sports markets for both indoor and outdoor applications under the name CaptiVision(TM). CaptiVision jumbo video monitors have the capability to deliver brilliant video and animation in billions of colors to corporate, financial and entertainment markets where the presentation of multimedia, live-action, advertising and promotions is of major importance.

    The Company continued enhancements to its recently-introduced line of economical full-matrix indoor graphic display products. GraphixWall(R) fixed size displays and GraphicMax(TM) tileable displays for larger, custom sizes features versatile functionality at a lower cost, presenting line art, graphics and variable-sized text at a competitive price. Applications for GraphixWall and GraphicMax displays include flight information, baggage claim and way-funding at airports, automatic call directories at contact centers, order processing support at manufacturing facilities and for posting prices and promoting products in financial and retail environments. Recent enhancements include a full color version for additional color flexibility and impact.

    Continued development of new indoor products includes new monochrome and tricolor ticker displays utilizing improved LED display technology; curved and flexible displays; higher speed processors for faster data access and improved update speed; greater integration of blue LEDs to provide full color text, graphics and video displays; wireless controlled displays; and new graphic interface to display more data at higher resolutions.

    As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as to continually track emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be improved. The Company continued to expand its PromoWall(R) product line, which combines several different display technologies in attractive, self-contained enclosures. By combining the long distance readability of a text-based LED display with the eye-catching motion of a traveling display and the colorful graphic ability of LCD or plasma display, promotional advertising and custom messages becomes even more dynamic.

    The Company maintains a staff of 24 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense and product enhancement and development amounted to $2,213,000, $2,449,000 and $2,609,000 in 2005, 2004 and 2003, respectively.

MARKETING AND DISTRIBUTION
--------------------------

    The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 26 direct sales representatives, four telemarketers, a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

    The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 21 domestic and international trade shows annually.

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

    In addition to its existing distribution networks, the Company has an agreement with a major, worldwide provider of electronic video displays for the distribution of all Trans-Lux display products, including scoreboards, commercial outdoor signs and indoor display products, on a worldwide basis in conjunction with its own product line. Because this provider employs approximately 50 sales representatives and 100 sales agents worldwide, the agreement significantly increases the scope of the Company's distribution channels around the globe.

    Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York; Chicago; Des Moines, Iowa; Toronto, Ontario; and Brampton, Ontario; as well as approximately 33 satellite offices in the U.S. and Canada.

    The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

    The Company's revenues in 2005, 2004 and 2003 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

    The Company's production facilities are located in Norwalk, Connecticut and Des Moines, Iowa, and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

    All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. The Company produces approximately 7,000 board assemblies annually. Additional board assembly capacity is increased through outsourcing. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

    The Company also has the ability to rapidly modify its product lines. The Company's displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire significant amount of purchases directly from foreign suppliers, but certain components such as the LEDs are manufactured by foreign sources.

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

    Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer-owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company operates its National Technical Services Center and Repair Center from its Norwalk, Connecticut facility, and its Dispatch/Call Center/Help Desk from its Des Moines, Iowa facility. Equipment repairs are performed in Norwalk and service technicians are dispatched nationwide from the Des Moines facility. The Company's field service is augmented by various service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

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

THEATRE OPERATIONS
------------------

    The Company currently operates 66 screens in 11 locations in the western Mountain States, which includes a new fourteen-plex theatre in Loveland, Colorado, which is a 50% owned joint venture partnership. In January 2005, the Company expanded its Dillon, Colorado location by adding two additional screens and purchased land in Silver City, New Mexico to construct a new theatre. In 2004, the Company expanded its Durango, Colorado location by adding two additional screens. In 2003, the Company closed a non-profitable four-plex theatre in Dillon, Colorado. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

    The Company's motion picture theatres are subject to varying degrees of competition in the geographic areas in which they operate. In one area, theatres operated by a national circuit compete with the Company's theatre. The Company's theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.

INTELLECTUAL PROPERTY
---------------------

    The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and theatrical enterprises and considers such patents, licenses and trademarks important to its business.

EMPLOYEES
---------

    The Company has approximately 459 employees as of February 28, 2006, of which approximately 285 employees support the Company's electronic display business. Less than 1% of the employees are unionized. The Company believes its employee relations are good.


ITEM 1A.  RISK FACTORS

LEVERAGE
--------

    As of December 31, 2005, the Company's total long-term debt (including current portion) was $62.5 million. We expect we will incur indebtedness in connection with the implementation of our growth strategy. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our debt service requirements or refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RELIANCE ON KEY SUPPLIERS
-------------------------

    We design certain of our materials to match components furnished by suppliers. If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources. In particular, we purchase almost all of the LED module blocks used in our electronic information displays from two suppliers. We do not have long-term supply contracts with these suppliers. A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components. We believe there are presently other qualified vendors of these components. Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

COMPETITION
-----------

    Our electronic information displays compete with a number of competitors, both larger and smaller than us, and with products based on different forms of technology. In addition, there are several companies whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future. Our success is somewhat dependent upon our ability to anticipate technological changes in the industry and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements. There can be no assurance that competitors will not market new products which have perceived advantages over our products or which, because of pricing strategies, render the products currently sold by us less marketable or otherwise adversely affect our operating margins. Our motion picture theatres are subject to varying degrees of competition in the geographic areas in which they operate. In one geographical area, theatres operated by a national circuit compete with our theatre. Our theatres also face competition from all other forms of entertainment competing for the public's leisure time and disposable income.

NATURE OF LEASING AND MAINTENANCE REVENUES
------------------------------------------

    We derive a substantial percentage of our revenues from the leasing of our electronic information displays, generally pursuant to leases which generally have an average term of three to five years. Consequently, our future success is at least partly dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire. We also derive a significant percentage of our revenues from maintenance agreements relating to our display products. The average term of such agreements is generally three to five years. A portion of the maintenance agreements are cancelable upon 30 days notice. There can be no assurance that we will be successful in obtaining renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed.

DEPENDENCE ON KEY PERSONNEL
---------------------------

    We believe that our President and Co-Chief Executive Officer, Michael R. Mulcahy, and our Co-Chief Executive Officer and Executive Vice President, Thomas Brandt, play a significant role in the success of the Company and the loss of the services of either could have an adverse effect on the Company. There can be no assurance that the Company would be able to find a suitable replacement for either Mr. Mulcahy or Mr. Brandt. The Company has employment agreements with Mr. Mulcahy and Mr. Brandt which expire in 2010 and 2009, respectively, which may be extended by the employees in case of a change-in-control approved by the present Board of Directors. The Company believes that in addition to the above referenced key personnel, there is a core group of executives that also plays a significant role in the success of the Company.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS
-------------------------------------------------------------------------------

    Our Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares. Under our Restated Certificate of Incorporation, we have two classes of common stock outstanding, Common Stock and Class B Stock, each with its own rights and preferences. Each share of Class B Stock receives ten votes per share on all matters submitted to a vote of the stockholders versus the one vote received for each share of Common Stock. The Class B Stock is entitled to vote separately as a class on any proposal for the merger, consolidation and certain other significant transactions. Moreover, our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board. Our Restated Certificate of Incorporation also has a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an "Interested Person" or "Acquiring Person."

    Additionally, we are authorized to issue 500,000 shares of Preferred Stock containing such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock. Our Board of Directors is also authorized to issue 3,000,000 shares of Class A Stock which is identical to the Common Stock but is non-voting and is entitled to a 10% higher dividend than the Common Stock.

    As of December 31, 2005, 16 stockholders, who are executive officers and/or directors of the Company beneficially own approximately 81.96% of our outstanding Class B Stock, 10.36% of our outstanding Common Stock, 8.14% of all classes and 64% of the voting power. As a result, these stockholders collectively will continue to have the ability to elect all of our directors and to veto major transactions for which a stockholder vote is required under Delaware law, including mergers, consolidations and certain other significant transactions. These stockholders could also block tender offers for our Common Stock that could give stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.

LIMITED TRADING VOLUME AND VOLATILITY OF STOCK PRICE
----------------------------------------------------

    Our Common Stock is not widely held and the volume of trading has been low and sporadic. Accordingly, the Common Stock is subject to increased price volatility and reduced liquidity. There can be no assurance a more active trading market for the Common Stock will develop, or be sustained if it does develop. The limited public float of our Common Stock could cause the market price for the Common Stock to fluctuate substantially. In addition, stock markets have experienced wide price and volume fluctuations in recent periods and these fluctuations often have been unrelated to the operating performance of the specific companies affected. Any of these factors could adversely affect the market price of the Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

    Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 259,990 shares of Common Stock (including Class B Stock if converted into equal amounts of Common Stock) may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock.


ITEM 1B.        UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. In June 2004, the Company entered into a sale/leaseback of its 102,000 square foot facility located at such site, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. The Company leased back the entire building for four years, after which a three-year lease for part of the building will take effect. Approximately 9,500 square feet of the building is currently subleased to others.

The Company owns a facility in Des Moines, Iowa and theatre properties in:

    Sahuarita, Arizona
    Dillon, Colorado
    Durango, Colorado
    Loveland, Colorado (50% ownership)
    Espanola, New Mexico
    Los Lunas, New Mexico
    Santa Fe, New Mexico
    Taos, New Mexico
    Laramie, Wyoming

    The Company also leases six premises throughout North America for use as sales, service and/or administrative operations, and leases three theatre locations. The aggregate rental expense was $1,053,000, $737,000 and $528,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "TLX." Sales prices are set forth in (d) below.

    (b) The Company had approximately 635 holders of record of its Common Stock and approximately 59 holders of record of its Class B Stock as of April 12, 2006.

    (c) The Board of Directors approved four quarterly cash dividends of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during 2005. Management and the Board of Directors will continue to review payment of the quarterly cash dividends.


    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

<CAPTIONS>
                            High       Low
                            ----       ---
        2005
        First Quarter      $7.59     $7.00
        Second Quarter      7.00      6.40
        Third Quarter       7.00      6.00
        Fourth Quarter      6.10      5.55

        2004
        First Quarter      $7.89     $5.99
        Second Quarter      8.20      6.30
        Third Quarter       7.02      6.10
        Fourth Quarter      8.00      6.10


    (e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA

    (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2005, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.

<CAPTIONS>
Years Ended                                          2005       2004       2003       2002       2001
-----------                                      ----------------------------------------------------
In thousands, except per share data

Revenues                                         $ 54,368   $ 52,579   $ 56,022   $ 73,206   $ 68,501
  Income (loss) from continuing operations         (1,793)       412        365         34        601
Income (loss) from discontinued operation               -        127        689        394        (92)
Net income (loss)                                  (1,793)       539      1,054        428        509
Earnings (loss) per share continuing operations:
  Basic                                          $  (1.42)  $   0.33   $   0.29   $   0.03   $   0.47
  Diluted                                           (1.42)      0.33       0.29       0.03       0.47
Earnings (loss) per share discontinued operation:
  Basic                                          $      -   $   0.10   $   0.55   $   0.31   $  (0.07)
  Diluted                                               -       0.03       0.20       0.12      (0.07)
Total earnings (loss) per share:
  Basic                                          $  (1.42)  $   0.43   $   0.84   $   0.34   $   0.40
  Diluted                                           (1.42)      0.43       0.70       0.34       0.40
Cash dividends per share:
  Common stock                                   $   0.14   $   0.14   $   0.14   $   0.14   $   0.14
  Class B stock                                     0.126      0.126      0.126      0.126      0.126
Average common shares outstanding                   1,261      1,261      1,261      1,261      1,261
Total assets                                     $100,550   $101,114   $100,092   $109,433   $112,597
Long-term debt                                     48,365     56,796     60,505     67,209     69,250
Stockholders' equity                               22,396     24,605     24,036     23,025     23,568


b)  The following table sets forth quarterly financial data for years ended December 31, 2005 and
    December 31, 2004:

<CAPTIONS>
Quarter Ended                                     March 31   June 30   September 30   December 31
-------------                                     --------   -------   ------------   -----------
In thousands, except per share data

2005
Revenues                                           $11,649   $13,464        $15,356       $13,899
Gross profit                                         3,137     3,650          4,141         2,706
Net income (loss)                                     (422)     (401)            11          (981)
Earnings (loss) per share                            (0.33)    (0.32)          0.01         (0.78)
Cash dividends per share:
  Common stock                                       0.035     0.035          0.035         0.035
  Class B stock                                     0.0315    0.0315         0.0315        0.0315

2004
Revenues                                           $12,329   $13,112        $14,065       $13,073
Gross profit                                         3,625     3,445          3,805         3,182
Income (loss) from continuing operations                23       727             79          (417)
Income from discontinued operation                      15       112              -             -
Net income (loss)                                       38       839             79          (417)
Earnings (loss) per share continuing operations:
  Basic                                               0.02      0.58           0.06         (0.33)
  Diluted                                             0.02      0.28           0.06         (0.33)
Earnings per share discontinued operation:
  Basic                                               0.01      0.09              -             -
  Diluted                                             0.01      0.03              -             -
Total earnings (loss) per share:
  Basic                                               0.03      0.67           0.06         (0.33)
  Diluted                                             0.03      0.31           0.06         (0.33)
Cash dividends per share:
  Common stock                                       0.035     0.035          0.035         0.035
  Class B stock                                     0.0315    0.0315         0.0315        0.0315


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor display, Outdoor display and Entertainment/Real Estate.
     The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets and the custom sports (which the Company sold during the first quarter of 2003). In addition, on April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the current and prior periods are reported as a discontinued operation (see Note 6). Also, on June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters (see Note 6). The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, goodwill and intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
    Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its consolidated financial statements:
    Percentage of Completion: The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, an addition or a reduction to cost of sales may be required.
    Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
    Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
    Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
    Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
    Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
    Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2005 and 2004, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of $301,000 and $117,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2005, plan assets were invested 55.5% in guaranteed investment contracts, 42.3% in equity and index funds, 2.1% in bonds and 0.1% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2005, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 5.75%. Net periodic cost for 2006 will be based on the December 31, 2005 valuation. The defined benefit plan periodic cost was $261,000 in 2005, $280,000 in 2004 and $867,000 in 2003. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2005 and December 31, 2004. At December 31, 2005, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $73,000 and a one percentage point change in the discount rate would affect the net periodic cost by $94,000.


Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. At December 31, 2005, long-term debt outstanding of $31.1 million was at variable rates of interest ranging from 6.23% to 7.25% and $31.4 million was at fixed rates ranging from 7.0% to 9.5%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and, at December 31, 2005, was not involved in any derivative financial instruments.


Results of Operations

2005 Compared to 2004

Total revenues for the year ended December 31, 2005 increased 3.4% to to $54.4 million from $52.6 million for the year ended December 31, 2004, principally due to an increase in Outdoor display sales revenues offset by decreases in Indoor display revenues.
    Indoor display revenues decreased $2.1 million or 12.1%. Of this decrease, Indoor display equipment sales decreased $486,000 or 7.7%, primarily due to a reduction in sales from the financial services and gaming markets. Indoor display equipment rentals and maintenance revenues decreased $1.6 million or 14.6%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be improving, installations of new equipment tend to lag any economic turnaround.
    Outdoor display revenues increased $3.9 million or 17.8%. Of this increase, Outdoor display equipment sales increased $4.3 million or 27.2%, in both the catalog scoreboard business and commercial business. Outdoor display equipment rentals and maintenance revenues decreased $453,000 or 7.7%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.
    Entertainment/Real Estate revenues remained level, which is better than the decline the industry experienced in 2005. The Company expanded two of its theatre locations with the opening of two additional screens to its existing six-plex in Dillon, Colorado in January 2005 and two additional screens to its existing five-plex in Durango, Colorado in April 2004.
    Total operating income for the year ended December 31, 2005 decreased 24.0% to $4.5 million from $5.9 million for the year ended December 31, 2004, principally due to the reduction in revenues in the Indoor display segment.
    Indoor display operating income decreased $1.3 million or 53.3%, primarily as a result of the decrease in revenues in the financial services and gaming markets. The cost of Indoor displays represented 66.4% of related revenues in 2005 compared to 62.4% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company has been working to restructure its field service operations and has centralized the dispatch and help desk functions to its Des Moines, Iowa facility and realigned its field service staff. Field service costs for the year ended December 31, 2005 compared to 2004 were reduced by approximately $106,000. Indoor display cost of equipment sales decreased $640,000 or 20.1%, primarily due to the decrease in revenues and the volume mix. Indoor display cost of equipment rentals and maintenance decreased $69,000 or 0.9%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display general and administrative expenses decreased $89,000 or 2.2%.
    Outdoor display operating income increased $133,000 or 34.7%, primarily as a result of the increase in equipment sales. This increase is primarily due to the increase in volume of sales in both the catalog scoreboard business and commercial business. The cost of outdoor displays represented 80.5% of related revenues in 2005 compared to 80.6% in 2004.
Outdoor display cost of equipment sales increased $3.6 million or 30.4%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $499,000 or 8.7%, primarily due to a decrease in field service costs. Field service costs for the year ended December 31, 2005 compared to 2004 were reduced by approximately $555,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $640,000 or 16.6%, due to an increase in marketing expense and an increase in commercial outdoor sales payroll, related benefits and travel.
    Entertainment/Real Estate operating income decreased $260,000 or 8.3%, primarily due to a decrease in MetroLux Theaters joint venture income of $270,000 to $126,000 in 2005. This decrease was attributable to an impairment loss of $264,000 on the old theatre building held for sale, which was sold subsequent to year end. MetroLux Theatres relocated to a new state-of-the-art location (also in Loveland, Colorado) in October 2005. Also contributing to the decease was a 1.4% decrease in box office revenue, which is actually better than the industry-wide trend for the year. The cost of Entertainment/Real Estate represented 73.9% of related revenues in 2005 compared to 75.4% in 2004. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, decreased $191,000 or 1.9%, primarily due to the reduction in admissions. Entertainment/Real Estate general and administrative expenses increased $180,000 due to increased payroll and related benefits.
    Corporate general and administrative expenses decreased $389,000 or 9.8%, due to reductions in insurance expense, payroll and related benefits.
    Net interest expense increased $141,000 or 3.8%, due to an increase in the interest rates of the variable rate debt and an increase in long-term debt at December 31, 2005. The gain on sale of assets relates to the sale of vacant land in Taos, New Mexico in 2005. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.
    The effective tax rate for the years ended December 31, 2005 and 2004 was 34.9% and 50.9%, respectively. The rates were affected by the Canadian subsidiary's income being taxed at higher rates than the domestic tax benefit.

2004 Compared to 2003

Total revenues for the year ended December 31, 2004 decreased 6.1% to $52.6 million from $56.0 million for the year ended December 31, 2003, principally due to the sale of the custom sports business during the first quarter of 2003. As a result of the sale, the Company reported lower revenues (see Note 6 to the consolidated financial statements). The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the Outdoor display segment and therefore have not been reported as a discontinued operation.
    Indoor display revenues decreased $671,000 or 3.7%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $1.4 million or 11.3%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services and energy markets, offset by an increase in Indoor display equipment sales of $738,000 or 13.2%, due to an increase in sales in the gaming market. The financial services market continued to be negatively impacted due to the downturn in the economy, resulting in consolidation within that industry. Although the market conditions appeared to be improving, installations of new equipment tend to lag any economic turnaround.
    Outdoor display revenues decreased $2.4 million or 9.8%. Of this decrease, Outdoor display equipment sales decreased $1.8 million or 10.3%, primarily in the custom outdoor sports sector, which decrease was primarily a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display equipment rentals and maintenance revenues decreased $561,000 or 8.7%, primarily due to the continued expected revenue decline in the Outdoor equipment rental and maintenance bases previously acquired.
    Entertainment/Real Estate revenues decreased $384,000 or 2.8%. Gross box office and concession revenues were basically level compared to 2003, but other theatre-related income was lower. In April 2004, the Company expanded one of its Durango, Colorado theatres from a five-plex to a seven-plex. In January 2003, the Company closed its older non-profitable Lake Dillon theatre for a net payment of $34,000 to the landlord. In connection with its newer six-plex theatre in Dillon, Colorado, which was in the process of a two screen expansion, the Company entered into a 15-year noncompete agreement for $450,000, which was paid in 2003.
    Total operating income for the year ended December 31, 2004 decreased 5.7% to $5.9 million from $6.3 million for the year ended December 31, 2003, principally due to the decrease in revenues in indoor display equipment rentals and maintenance and the sale of the custom sports business during the first quarter of 2003.
    Indoor display operating income decreased $543,000 or 18.2%, primarily as a result of the decrease in revenues in the financial services and energy markets. The cost of indoor displays represented 62.4% of related revenues in 2004 compared to 58.8% in 2003. The cost of indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance increasing and the revenues from indoor equipment rentals and maintenance decreasing. The Company initiated certain cost saving measures in 2003 to reduce field service costs and continued to strategically address the field service costs. Indoor display cost of equipment rentals and maintenance increased $112,000 or 1.5%, largely due to an increase in depreciation expense. Indoor display cost of equipment sales increased $120,000 or 3.9%, primarily due to volume mix. Indoor display general and administrative expenses decreased $360,000 or 8.1%, due to continued reduction of certain overhead costs such as sales salaries, related payroll benefits and travel expenses. Cost of indoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Outdoor display operating income increased to $386,000 in 2004 compared to a loss of $263,000 in 2003, primarily as a result of the sale of the custom outdoor sports business, which was sold during the first quarter of 2003, and the Company initiated certain cost saving measures during the second quarter of 2003. The cost of outdoor displays represented 80.6% of related revenues in 2004 compared to 81.6% in 2003. This improvement was due to a reduction in field service costs of approximately $413,000, the sale of the custom outdoor sports business and a reduction in the cost of raw materials. Outdoor display cost of equipment sales decreased $1.8 million or 13.2%, principally due to the decrease in volume, as a result of the sale of the custom sports business during the first quarter of 2003. Outdoor display cost of equipment rentals and maintenance decreased $364,000 or 6.0%, primarily due to a decrease in field service payroll, benefits and overhead expenses. Outdoor display general and administrative expenses decreased $874,000 or 18.5%, primarily due to the sale of the custom sports business during the first quarter of 2003 and collections of previously reserved accounts receivable. Cost of outdoor equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
    Entertainment/Real Estate operating income decreased $464,000 or 12.9%, primarily due to an increase in other operating expenses and a decrease in MetroLux Theatres joint venture income of $297,000 to $396,000 in 2004, principally due to a reduction in box office revenue as a result of another theatre chain opening a cinema in a neighboring town. The 2003 MetroLux Theatres joint venture income was $693,000, which included a gain on the sale of vacant land of $122,000. The cost of Entertainment/Real Estate represented 75.4% of related revenues in 2004 compared to 74.3% in 2003. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, decreased $142,000 or 1.4%, due to a reduction in payroll and related benefits and certain other operating expenses. Entertainment/Real Estate general and administrative expenses decreased $75,000 or 11.7%, due to a continued reduction of certain overhead costs such as salaries and travel expenses.
    Corporate general and administrative expenses decreased $1.6 million or 28.3%, principally resulting from certain cost saving measures initiated during the second quarter of 2003 and reduction in certain overhead costs primarily in pension and benefit costs, medical and general insurance costs, and a $125,000 positive impact of the effect of foreign currency exchange rates in 2004 compared to a $29,000 positive impact in 2003.
    Net interest expense decreased $142,000, which was primarily attributable to a decrease in long-term debt due to the assumption of debt by the purchaser of the custom sports business, use of proceeds from the sale of its Australian subsidiary in April 2004, the sale/leaseback of its headquarters facility in June 2004 and regular scheduled payments of long-term debt offset by an increase in variable interest rates. Subsequent to year end, the Company amended its bank Credit Agreement, which includes a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million. To meet its short-term working capital requirements, the revolving loan facility, if needed, was fully available at December 31, 2004.
    The gain on sale of assets in 2004 primarily relates to the sale/leaseback of the Company's Norwalk, Connecticut headquarters. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado. Other income primarily relates to the earned income portion of municipal forgivable loans.
    The effective tax rate for the year ended December 31, 2004 was 50.9%. For the year ended December 31, 2003, the effective tax rate was 64.3%. Both year-end rates were affected by foreign subsidiary income being taxed at higher rates.


Liquidity and Capital Resources

The Company has a bank Credit Agreement, which was amended subsequent to year end, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.23% to 7.25% at December 31, 2005). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year term loan on December 31, 2006 and maturing January 1, 2008. At December 31, 2005, the entire line of credit facility had been drawn, but $4.2 million of the $5.0 million was repaid in January 2006. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $19.0 million, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of December 31, 2005, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.
    The Company believes that cash generated from operations together with cash and cash equivalents on hand and the current availability under the non-revolving line of credit and revolving loan will be sufficient to fund its anticipated current and near term cash requirements. The Company continually evaluates the need and availability of long-term capital in order to fund potential new opportunities.

    During the second quarter of 2004, the Company successfully completed its first offer to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 ("8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Convertible Subordinated Notes due 2006 ("7 1/2% Notes"). The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of 7 1/2% Notes were exchanged, leaving $12.3 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006 and are senior to the 7 1/2% Notes and the Company's 9 1/2% Subordinated Debentures due 2012. On March 13, 2006, the Company completed a similar offer to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The Indenture agreement related to the 7 1/2% Notes requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. At December 31, 2005, the Company was in compliance with all such financial covenants.
    Cash and cash equivalents increased $1.2 million in 2005 compared to increases of $376,000 and $3.8 million in 2004 and 2003, respectively. The increase in 2005 is primarily attributable to proceeds from long-term debt of $6.0 million, proceeds from the Company's joint venture of $0.3 million, and operating activities of $3.9 million, offset by the investment in equipment manufactured for rental of $4.8 million and purchases of property, plant and equipment of $2.0 million, which includes expansion of the Company's movie theatre in Dillon, Colorado and purchase of land in Silver City, New Mexico.
The increase in 2004 was primarily attributable to proceeds received from sales of assets of $7.0 million, proceeds from the sale of available-for-sale securities of $0.3 million, proceeds received from construction loan borrowings of $1.5 million, proceeds from the Company's joint venture of $0.2 million, and operating activities of $5.1 million, offset by the investment in equipment manufactured for rental of $5.3 million, purchases of property, plant and equipment, including expansion of the Company's movie theatres in Durango and Dillon, Colorado, of $3.0 million, purchases of available-for-sale securities of $0.3 million, reduction in long-term debt of $6.1 million, payments of dividends of $0.2 million, and cash used by the discontinued operation of $0.5 million. The increase in 2003 was primarily attributable to proceeds received from sales of vacant land of $2.8 million and the custom sports business of $3.4 million, proceeds from the Company's joint venture of $0.9 million, proceeds from the sale of available-for-sale securities of $0.3 million and operating activities of $5.7 million, offset by the investment in equipment manufactured for rental, expansion of the Company's movie theatre in Durango, Colorado, other equipment purchases of $5.3 million, reduction in long-term debt of $3.7 million, payments of dividends of $0.2 million, and cash used by the discontinued operation of $1.0 million. The Company experiences a favorable collection cycle on its trade receivables.

    Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company's long-term debt requires interest payments. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2005 until the underlying debts mature. The following table summarizes the Company's fixed cash obligations as of December 31, 2005 over the next five fiscal years:

<CAPTIONS>
In thousands                             2006    2007    2008    2009    2010
-----------------------------------------------------------------------------
Long-term debt, including interest    $18,356  $5,310  $7,828  $4,924  $5,066
Employment and consulting
  agreement obligations                 1,456   1,473   1,393     860     482
Operating lease payments                  642     474     387     254     230
                                      -------  ------  ------  ------  ------
Total                                 $20,454  $7,257  $9,608  $6,038  $5,778
-----------------------------------------------------------------------------

Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
     The Company has guaranteed $1.0 million (60%) of a $1.6 million mortgage loan held by its joint venture, MetroLux Theatres, until December 2008. Subsequent to year end, this mortgage was repaid when the old theatre building was sold. In addition, the Company has guaranteed $1.0 million (75%) of a $1.3 million business loan to finance theatre equipment at its new fourteen-plex theatre held by MetroLux Theatres, until May 2011, and, accordingly has recognized a liability for $53,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $1.0 million (75%) of the $1.3 million business loan. The assets of MetroLux Theatres collateralize this business loan. Subsequent to year end, $325,000 of this business loan has been repaid in accordance with its terms.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 9 to the consolidated financial statements. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $216,000. The fair value is based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $296,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:

Consolidated Statements of Operations

<CAPTIONS>
In thousands, except per share data        Years ended December 31        2005      2004      2003
--------------------------------------------------------------------------------------------------
Revenues:
    Equipment rentals and maintenance                                  $14,882   $16,944   $18,915
    Equipment sales                                                     26,121    22,269    23,357
    Theatre receipts and other                                          13,365    13,366    13,750
                                                                       ---------------------------
      Total revenues                                                    54,368    52,579    56,022
                                                                       ---------------------------

Operating expenses:
    Cost of equipment rentals and maintenance                           12,830    13,398    13,650
    Cost of equipment sales                                             18,023    15,052    16,731
    Cost of theatre receipts and other                                   9,881    10,072    10,214
                                                                       ---------------------------
      Total operating expenses                                          40,734    38,522    40,595
                                                                       ---------------------------

Gross profit from operations                                            13,634    14,057    15,427
General and administrative expenses                                     12,843    12,501    15,385
Interest income                                                            353       184        49
Interest expense                                                        (4,225)   (3,915)   (3,922)
Gain on sale of assets                                                     128     2,536     4,207
Other income (expense)                                                      71        82       (46)
                                                                       ---------------------------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation                  (2,882)      443       330


Provision (benefit) for income taxes:
  Current                                                                  370       366       464
  Deferred                                                              (1,333)       61       194
                                                                       ---------------------------
    Total provision (benefit) for income taxes                            (963)      427       658
                                                                       ---------------------------
Income from joint venture                                                  126       396       693
                                                                       ---------------------------
Income (loss) from continuing operations                                (1,793)      412       365

Income from discontinued operation, net of income taxes                      -       127       689
                                                                       ---------------------------
Net income (loss)                                                      $(1,793)  $   539   $ 1,054
                                                                       ===========================

Earnings (loss) per share continuing operations:
    Basic                                                              $ (1.42)  $  0.33   $  0.29
    Diluted                                                            $ (1.42)  $  0.33   $  0.29
Earnings per share discontinued operation:
    Basic                                                              $     -   $  0.10   $  0.55
    Diluted                                                            $     -   $  0.03   $  0.20
Total earnings (loss) per share:
    Basic                                                              $ (1.42)  $  0.43   $  0.84
    Diluted                                                            $ (1.42)  $  0.43   $  0.70
Average common shares outstanding
    Basic                                                                1,261     1,261     1,261
    Diluted                                                              1,261     3,932     3,421
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
In thousands, except share data                               December 31          2005          2004
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 13,610      $ 12,398
    Available-for-sale securities                                                   431           388
    Receivables, less allowance of $935 - 2005 and $711 - 2004                    6,321         5,989
    Unbilled receivables                                                            842           585
    Inventories                                                                   5,658         6,565
    Prepaids and other                                                            1,149           534
                                                                               ----------------------
      Total current assets                                                       28,011        26,459
                                                                               ----------------------
Rental equipment                                                                 91,648        90,938
    Less accumulated depreciation                                                56,280        52,538
                                                                               ----------------------
                                                                                 35,368        38,400
                                                                               ----------------------
Property, plant and equipment                                                    39,188        37,747
    Less accumulated depreciation                                                 9,850         8,787
                                                                               ----------------------
                                                                                 29,338        28,960
Goodwill                                                                          1,004         1,004
Other assets                                                                      6,829         6,291
                                                                               ----------------------
TOTAL ASSETS                                                                   $100,550      $101,114
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $  2,821      $  2,413
    Accrued liabilities                                                           6,986         7,353
    Current portion of long-term debt                                            14,145         1,744
                                                                               ----------------------
      Total current liabilities                                                  23,952        11,510
                                                                               ----------------------
 Long-term debt:
    7 1/2% convertible subordinated notes due 2006                                    -        12,309
    8 1/4% limited convertible senior subordinated notes due 2012                17,868        17,868
    9 1/2% subordinated debentures due 2012                                       1,057         1,057
    Notes payable                                                                29,440        25,562
                                                                               ----------------------
                                                                                 48,365        56,796
Deferred credits, deposits and other                                              2,859         3,959
Deferred income taxes                                                             2,978         4,244
Commitments and contingencies
Stockholders' equity:
    Capital stock
    Common - $1 par value - 5,500,000 shares authorized,
      2,453,591 shares issued in 2005 and 2,452,942 shares issued in 2004         2,453         2,453
    Class B - $1 par value - 1,000,000 shares authorized,
      286,814 shares issued in 2005 and 287,463 shares issued in 2004               287           287
    Additional paid-in-capital                                                   13,901        13,901
    Retained earnings                                                            18,883        20,852
    Accumulated other comprehensive loss                                         (1,287)       (1,050)
                                                                               ----------------------
                                                                                 34,237        36,443
Less treasury stock - at cost - 1,480,045 shares in 2005 and 1,479,714 shares in 2004 (excludes additional 286,814 shares held in 2005 and
    287,463 shares held in 2004 for conversion of Class B stock)                 11,841        11,838
                                                                               ----------------------
    Total stockholders' equity                                                   22,396        24,605
                                                                               ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $100,550      $101,114
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
In thousands                Years ended December 31                       2005       2004        2003
-----------------------------------------------------------------------------------------------------
                                                                                (restated)  (restated)
Cash flows from operating activities
Net income (loss)                                                      $(1,793)  $    539    $  1,054
  Income from discontinued operation                                         -        127         689
                                                                       ------------------------------
  Income (loss) from continuing operations                              (1,793)       412         365
Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                          9,685      9,852       9,889
  Income from joint venture                                               (126)      (396)       (693)
  Deferred income taxes                                                 (1,332)        61         204
  Gain on sale of assets                                                  (108)    (2,536)     (4,207)
  Write down of available-for-sale-securities                                -          -         129
  Gain on sale of available-for-sale securities                             (1)       (27)        (28)
  Cash used in discontinued operation                                        -     (1,734)       (877)
  Changes in operating assets and liabilities:
    Receivables                                                           (894)      (675)      1,379
    Inventories                                                            (43)      (918)        916
    Prepaids and other assets                                             (335)      (239)       (374)
    Accounts payable and accruals                                           39      1,581        (122)
    Deferred credits, deposits and other                                (1,220)      (310)       (890)
                                                                       ------------------------------
      Net cash provided by operating activities                          3,872      5,071       5,691
                                                                       ------------------------------

Cash flows from investing activities
Equipment manufactured for rental                                       (4,831)    (5,284)     (4,145)
Purchases of property, plant and equipment                              (1,978)    (3,039)     (1,183)
Purchases of available-for-sale securities                                (114)      (282)       (113)
Proceeds from sale of available-for-sale securities                         32        307         312
Proceeds from joint venture, net                                           250        150         900
Proceeds from sale of assets                                               190      7,028       6,245
Cash provided by (used in) discontinued operation                            -      1,205        (104)
                                                                       ------------------------------
      Net cash provided by (used in) investing activities               (6,451)        85       1,912
                                                                       ------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                             6,020     20,596      17,438
Payments of long-term debt                                              (2,050)   (25,198)    (21,113)
Purchase of treasury stock                                                  (3)        (1)          -
Cash dividends                                                            (176)      (177)       (176)
                                                                       ------------------------------
      Net cash provided by (used in) financing activities                3,791     (4,780)     (3,851)
                                                                       ------------------------------
Net increase in cash and cash equivalents                                1,212        376       3,752
Cash and cash equivalents at beginning of year                          12,398     12,022       8,270
                                                                       ------------------------------
Cash and cash equivalents at end of year                               $13,610   $ 12,398    $ 12,022
-----------------------------------------------------------------------------------------------------

Interest paid                                                          $ 3,106   $  3,172    $  3,661
Interest received                                                          264        162         112
Income taxes paid                                                          354         41         272
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
                                                                                                                       Accumulated
                                                                                    Additional                               Other
In thousands, except share data                     Common Stock         Class B       Paid-in  Treasury   Retained  Comprehensive
For the three years ended December 31, 2005        Shares   Amount    Shares  Amount   Capital     Stock   Earnings  Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2003                         2,452,900   $2,453   287,505    $287   $13,901  $(11,837)   $19,612        $(1,391)
Net income                                              -        -         -       -         -         -      1,054              -
Cash dividends                                          -        -         -       -         -         -       (176)             -
Other comprehensive income (loss), net of tax:
    Unrealized foreign currency translation             -        -         -       -         -         -          -            179
    Unrealized holding gain on securities               -        -         -       -         -         -          -             25
    Reclassification adjustment on securities           -        -         -       -         -         -          -             78
    Minimum pension liability adjustment                -        -         -       -         -         -          -           (149)
                                                ----------------------------------------------------------------------------------
Balance December 31, 2003                       2,452,900    2,453   287,505     287    13,901   (11,837)    20,490         (1,258)
Net income                                              -        -         -       -         -         -        539              -
Cash dividends                                          -        -         -       -         -         -       (177)             -
Common stock acquired (26 shares)                       -        -         -       -         -        (1)         -              -
Other comprehensive income (loss), net of tax:
    Unrealized foreign currency translation             -        -         -       -         -         -          -            329
    Unrealized holding loss on securities               -        -         -       -         -         -          -             (4)
    Minimum pension liability adjustment                -        -         -       -         -         -          -           (117)
Class B conversion to common stock                     42        -       (42)      -         -         -          -              -
                                                ----------------------------------------------------------------------------------
Balance December 31, 2004                       2,452,942    2,453   287,463     287    13,901   (11,838)    20,852         (1,050)
Net loss                                                -        -         -       -         -         -     (1,793)             -
Cash dividends                                          -        -         -       -         -         -       (176)             -
Common stock acquired (366 shares)                      -        -         -       -         -        (3)         -              -
Other comprehensive income (loss), net of tax:
    Unrealized foreign currency translation             -        -         -       -         -         -          -             88
    Unrealized holding loss on securities               -        -         -       -         -         -          -            (24)
    Minimum pension liability adjustment                -        -         -       -         -         -          -           (301)
Class B conversion to common stock                    649        -      (649)      -         -         -          -              -
                                                ----------------------------------------------------------------------------------
Balance December 31, 2005                       2,453,591   $2,453    286,814   $287   $13,901  $(11,841)   $18,883        $(1,287)
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

<CAPTIONS>
In thousands            Years ended December 31           2005      2004      2003
----------------------------------------------------------------------------------
Net income (loss)                                      $(1,793)    $ 539    $1,054
                                                       ---------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation                   88       329       179
  Unrealized holding gain (loss) on securities             (40)       (7)       42
  Reclassification adjustment on securities                  -         -       129
  Minimum pension liability adjustment                    (219)     (196)     (247)
  Income tax benefit (expense) related to items
    of other comprehensive income                          (66)       82        30
                                                       ---------------------------
Total other comprehensive income (loss), net of tax       (237)      208       133
                                                       ---------------------------
Comprehensive income (loss)                            $(2,030)    $ 747    $1,187
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of cinemas.

    Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation and its majority-owned subsidiaries (the "Company"). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is included in other assets in the Consolidated Balance Sheets and is recorded as income from joint venture in the Consolidated Statements of Operations.
    Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
    Cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company's credit facility with its senior lender requires maintaining accounts with an average monthly compensating balance of not less than $750,000.
    Available-for-sale securities: Available-for-sale securities consist of mutual fixed income funds and equity securities and are stated at fair value with changes in fair value reflected in accumulated other comprehensive loss.
    Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:

<CAPTIONS>
In thousands                    2005     2004     2003
------------------------------------------------------
Balance at beginning of year   $ 711   $1,092   $1,009
   Provisions                    360      213      718
   Deductions                   (136)    (594)    (635)
                               -----------------------
Balance at end of year         $ 935   $  711   $1,092
------------------------------------------------------

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

<CAPTIONS>
The estimated useful lives are as follows:
--------------------------------------------------
Rental equipment                    10 to 15 years
Buildings and improvements          10 to 40 years
Machinery, fixtures and equipment    4 to 15 years
Leaseholds and improvements          5 to 27 years
--------------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
    Goodwill and intangibles: The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist. The Company performed the requisite transitional impairment tests for goodwill as of January 1, 2002, which indicated that there was no transitional impairment loss.
    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; noncompete agreements over their terms of seven and 10 years; deferred financing costs over the life of the related debt of two to 20 years; and other intangibles over 10 years. Of the total goodwill of $1,004,000, $938,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment. The Company periodically evaluates the value of its goodwill and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. The Company also periodically evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows. The Company performed the annual impairment tests for goodwill as of October 1, 2005, 2004 and 2003, and determined that goodwill was not impaired as of those dates. Other intangible assets are evaluated when indicators of impairment exist.
    Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of 15 years using an accelerated method, which contemplates contract expiration, fall-out and non-renewal.
    Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
    Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements, which generally run for periods of one month to 10 years. The future minimum lease payments due the Company under operating leases that expire at varying dates through 2016 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, at December 31, 2005 aggregating $20,439,000 are as follows: $11,127,000 - 2006, $4,600,000 - 2007, $2,547,000 - 2008, $1,211,000 -
2009, $531,000 - 2010, $423,000 - thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract. The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Theatre receipts and other revenues are recognized at time service is provided.
    Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
    Foreign currency: The functional currency of the Company's non-U.S. business operation is the applicable local currency. The assets and liabilities of such operation is translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
    Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. From time to time the Company may enter into interest rate swap agreements to reduce exposure to interest fluctuations. The net gain or loss from the exchange of interest rate payments would be included in interest expense in the Consolidated Statements of Operations and in interest paid in the Consolidated Statements of Cash Flows. The Company was not involved in any derivative financial instruments during the three years ended December 31, 2005.
    Stock-based compensation plans: The Company records compensation expense for its stock-based employee compensation plans, which are described more fully in Note 13, in accordance with the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
Issued to Employees." Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. During 2005, 2004 and 2003, the Company issued all stock options at 100% of market value at date of grant and accordingly, no compensation cost has been recognized for its stock option plans.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, "Share-Based Payment" ("SFAS 123") to stock-based employee compensation:

<CAPTIONS>
In thousands, except per share data                       2005     2004     2003
--------------------------------------------------------------------------------
Net income (loss), as reported                         $(1,793)   $ 539   $1,054
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net of tax         9        7       17
                                                       -------------------------
Pro forma net income (loss)                            $(1,802)   $ 532   $1,037
                                                       -------------------------
Earnings (loss) per share:
  Basic, as reported                                   $ (1.42)   $0.43   $ 0.84
  Diluted, as reported                                 $ (1.42)   $0.43   $ 0.70
                                                       -------------------------
  Basic, pro forma                                     $ (1.43)   $0.42   $ 0.82
  Diluted, pro forma                                   $ (1.43)   $0.42   $ 0.70
--------------------------------------------------------------------------------

Accounting pronouncements:  In December 2003, the Financial Accounting
Standards Board ("FASB") issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (revised December 2003)" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply the Accounting Research Bulletin ("ARB") No. 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. The adoption of FIN 46R on March 31, 2004, did not have any effect on the Company's consolidated financial statements.
    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123 and supercedes APB Opinion No.
25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for any award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the reward, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the Company in the first quarter of calendar year 2006. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. As of December 31, 2005 the unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal. The cost is expected to be recognized over a one-year weighted-average remaining contractual life.

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provision of SFAS 151 shall be effective for the Company beginning on January 1, 2006. The Company believes that the adoption of SFAS 151 will not have a material effect on the Company's consolidated financial statements.
    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchange transactions that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning after June 15, 2005 and is not expected to have a significant impact on the Company's consolidated financial statements.
    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires, unless impracticable, retrospective application to the prior periods' financial statements as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in 2006 will have a material impact on the Company's financial position or results of operations.
    Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.

2.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and are reported net of income taxes in accumulated other comprehensive loss until realized. Adjustments of $24,000 and $4,000 were made to equity to reflect the net unrealized gains on available-for-sale securities at December 31, 2005 and 2004, respectively. The Company realized gains of $1,000 and $27,000 on the sales of available-for-sale securities during 2005 and 2004, respectively.

Available-for-sale securities consist of the following:

<CAPTIONS>
                             2005                      2004
                       --------------------------------------------
                        Fair   Unrealized         Fair   Unrealized
In thousands           Value       Losses        Value       Losses
-------------------------------------------------------------------
Mutual funds            $284          $48         $330          $15
Equity securities        147            9           58            3
                        -------------------------------------------
                        $431          $57         $388          $18
-------------------------------------------------------------------

3.  Inventories

Inventories consist of the following:

<CAPTIONS>
In thousands                   2005        2004
-----------------------------------------------
Raw materials                $3,740      $4,704
Work-in-progress              1,411       1,357
Finished goods                  507         504
                             ------------------
                             $5,658      $6,565
-----------------------------------------------

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
In thousands                            2005       2004
-------------------------------------------------------
Land, buildings and improvements     $31,239    $29,906
Machinery, fixtures and equipment      6,969      6,864
Leaseholds and improvements              980        977
                                     ------------------
                                     $39,188    $37,747
-------------------------------------------------------

Land, buildings and equipment having a net book value of $26.6 million and $26.1 million at December 31, 2005 and 2004, respectively, were pledged as collateral under mortgage agreements.


5.  Other Assets

Other assets consist of the following:

<CAPTIONS>
In thousands                                            2005     2004
---------------------------------------------------------------------
Receivable - sale/leaseback of facility               $2,580   $2,580
Investment in joint venture (see Note 17)              1,099    1,133
Spare parts                                              850        -
Deferred financing costs, net of accumulated
  amortization of $1,167 - 2005 and $985 - 2004          878    1,025
Noncompete agreements, net of accumulated
  amortization of $271 - 2005 and $239 - 2004            320      367
Prepaids                                                 374      295
Maintenance contracts, net of accumulated
  amortization of $2,256 - 2005 and $2,194 - 2004        131      193
Deposits and other                                       597      698
                                                      ---------------
                                                      $6,829   $6,291
---------------------------------------------------------------------

The receivable - sale/leaseback of facility relates to a long-term receivable secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser of the Norwalk, Connecticut facility (see
Note 6).
    Deferred financing costs relate to the issuance of the 7 1/2% convertible subordinated notes, the 8 1/4% limited convertible senior subordinated notes, the 9 1/2% subordinated debentures, mortgages and other financing agreements.
    Noncompete agreements relate to the acquisition of one of the outdoor businesses, the acquisition of theatre leases and a $450,000 restrictive covenant agreement relating to a theatre.
    Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
    Future amortization expense of intangible assets over the next five years is expected as follows: $270,000 - 2006, $197,000 - 2007, $196,000 - 2008,
$154,000 - 2009, $154,000 - 2010.

6.  Sale of Assets and Discontinued Operation

Sale of Assets

On June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters for a sales price of $8.1 million, of which $5.5 million was paid in cash and the balance of $2.6 million is payable, with interest, four years from closing. The Company leased back the property for four years, after which a three-year lease for part of the building will take effect. The $2.6 million receivable is included in other assets in the Consolidated Balance Sheets. In accordance with SFAS No. 28, "Accounting for Sales with Leasebacks," the Company recorded a gain of approximately $2.5 million ($1.5 million, net of tax) on the sale and deferred $2.2 million of the gain for a total gain of $4.7 million. The deferred gain represents the present value of the lease payments over the term of the leaseback and will be recognized proportionately to the rental charge over the next seven years and is included in deferred credits, deposits and other in the Consolidated Balance Sheets. The $2.6 million balance of the purchase price is secured by a purchase money mortgage subordinate to a $3.5 million first mortgage in favor of the purchaser's lender. In conjunction with the sale, the Company prepaid $4.9 million of its long-term debt with its senior lenders.
    On June 30, 2003, the Company sold a parcel of vacant land adjacent to its corporate headquarters in Norwalk, Connecticut for a cash price of $3.0 million. The Company recorded a gain of approximately $1.5 million, net of tax, on the sale.
    On March 28, 2003, the Company sold its custom sports business located in Logan, Utah for $7.9 million, of which $3.7 million was paid in cash and $4.2 million was in assumption of two Industrial Revenue Bonds. The Company recorded a gain of approximately $876,000, net of tax, on the sale. As part of the sale, the Company recorded bonuses to certain continuing employees of $75,000, which was included in the recorded gain. As a result of the sale, the Company is reporting lower revenues. The operations and cash flows of the custom sports business were not clearly distinguishable from other components of the outdoor display segment and therefore have not been reported as a discontinued operation.

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

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
In thousands                              2004      2003
--------------------------------------------------------
Revenues                                 $ 135    $1,552
Operating expenses                         126     1,000
                                         ---------------
Gross profit                                 9       552
General and administrative expenses       (126)     (680)
Foreign currency gain                      141       941
Interest income                              3        64
Gain on sale of assets                     112         -
Income tax provision                       (12)     (188)
                                         ---------------
Income from discontinued operation       $ 127    $  689
                                         ---------------
Earnings per share:
  Basic                                  $0.10    $ 0.55
  Diluted                                $0.03    $ 0.20
--------------------------------------------------------

7.  Taxes on Income

The components of income tax expense are as follows:

<CAPTIONS>
In thousands                              2005     2004     2003
----------------------------------------------------------------
Current:
Federal                                $     -     $  -     $  -
State and local                             78       60      110
Foreign                                    292      306      354
                                       -------------------------
                                           370      366      464
                                       -------------------------
Deferred:
Federal                                 (1,122)      44      157
State and local                           (211)      17       37
                                       -------------------------
                                        (1,333)      61      194
                                       -------------------------
Total income tax expense (benefit)     $  (963)    $427     $658
----------------------------------------------------------------

Income taxes provided differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
                                                   2005      2004     2003
--------------------------------------------------------------------------
Statutory federal income tax (benefit) rate       (34.0%)    34.0%    34.0%
State income taxes, net of federal benefit         (3.1)      6.0      9.5
Foreign income taxed at different rates             2.7       8.8     11.6
Other                                              (0.5)      2.1      9.2
                                                  ------------------------
Effective income tax rate                         (34.9%)    50.9%    64.3%
--------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

<CAPTIONS>
In thousands                               2005       2004
----------------------------------------------------------
Deferred tax asset:
  Tax credit carryforwards              $ 1,040    $ 1,050
  Operating loss carryforwards            5,363      5,089
  Net pension costs                         429        681
  Bad debts                                 332        251
  Other                                     657        703
  Valuation allowance                       (58)       (68)
                                        ------------------
                                          7,763      7,706
                                        ------------------
Deferred tax liability:
  Depreciation                            9,830     10,979
  Gain on purchase of the Company's
    9% subordinated debentures              439        439
   Other                                    472        532
                                        ------------------
                                         10,741     11,950
                                        ------------------
Net deferred tax liability              $ 2,978    $ 4,244
----------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $13.4 million, which begin to expire in 2019.
    A valuation allowance has been established for the amount of deferred tax assets related to state net operating loss carryforwards and job credits, which management estimates will more likely than not expire unused.


8.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
In thousands                              2005       2004
---------------------------------------------------------
Deferred revenues                       $1,693     $1,788
Compensation and employee benefits         931      1,272
Taxes payable                              703        656
Interest payable                           700        655
Warranty obligations                       212        260
Pension liability (see Note 12)            198         56
Other                                    2,549      2,666
                                        -----------------
                                        $6,986     $7,353
---------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities at December 31, follows:

<CAPTIONS>
In thousands                        2005     2004     2003
----------------------------------------------------------
Balance at beginning of year       $ 260    $ 308    $ 541
  Provisions                         100        -       29
  Deductions                        (148)     (48)    (262)
                                   -----------------------
Balance at end of year             $ 212    $ 260    $ 308
----------------------------------------------------------

9.  Long-Term Debt

Long-term debt consist of the following:

<CAPTIONS>
In thousands                                             2005       2004
------------------------------------------------------------------------
7 1/2% convertible subordinated notes due 2006        $12,309    $12,309
8 1/4% limited convertible senior subordinated
  notes due 2012                                       17,868     17,868
9 1/2% subordinated debentures due 2012                 1,057      1,057
Term loan - bank secured, due in quarterly
  installments through 2012                             9,000     10,000
Revolving line of credit - secured                      5,000          -
Real estate mortgages - secured, due in monthly
  installments through 2024                            17,231     17,078
Loans payable - CEBA, secured, due in monthly
  installments through 2007                                45        228
                                                      ------------------
                                                       62,510     58,540
Less portion due within one year                       14,145      1,744
                                                      ------------------
Long-term debt                                        $48,365    $56,796
------------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
In thousands            2006     2007     2008     2009     2010
----------------------------------------------------------------
                     $14,145   $2,055   $4,675   $2,246   $2,533
----------------------------------------------------------------

The 7 1/2% Convertible Subordinated Notes (the "7 1/2% Notes") are due December 1, 2006. Interest is payable semiannually. The 7 1/2% Notes are convertible into Common Stock of the Company at a conversion price of $14.013 per share.
The 7 1/2% Notes may be redeemed by the Company, in whole or in part, at par. The related Indenture agreement requires compliance with certain financial covenants, which include a limitation on the Company's ability to incur indebtedness of five times EBITDA plus $5.0 million. At December 31, 2005, the Company was in compliance with all such financial covenants.
    On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006 and are senior to the 7 1/2% Notes and the Company's 9 1/2% Subordinated Debentures (the "Debentures") due 2012.
    On April 14, 2004, the Company completed a similar offer to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced March 2, 2004 and expired on April 14, 2004. A total of $17.9 million principal amount of 7 1/2% Notes were exchanged, leaving $12.3 million principal amount of 7 1/2% Notes outstanding.
    The Debentures are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semiannually. The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.
    The Company has a bank Credit Agreement, which was amended subsequent to year end, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.23% to 7.25% at December 31, 2005). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year term loan on December 31, 2006 and maturing January 1, 2008. At December 31, 2005, the entire line of credit facility had been drawn, but $4.2 million of the $5.0 million was repaid in January 2006. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $19.0 million, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of December 31, 2005, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.

    At December 31, 2005, the Company was not involved in any derivative financial instruments.
    The Company has mortgages on certain of its facilities at variable rates of interest, which are payable in monthly installments, the last of which extends to 2024. At December 31, 2005, such variable interest rates ranged from 6.06% to 7.00%.
    During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred credits, deposits and other in the Consolidated Balance Sheets prior to December 31, 2002 and in long-term debt between January 1, 2003 and September 30, 2005. The loans are forgiven on a pro-rata basis when predetermined employment levels are attained. At December 31, 2002, the Company did not meet the maximum specified employment levels and, accordingly, was required to repay the non-forgiven portion, although during 2005, 2004 and 2003 none was required to be repaid. This agreement has been amended to allow the Company until December 31, 2007 to meet the specified employment levels and, accordingly, reclassified the non-forgiven amount of $133,333 out of long-term debt to deferred credits, deposits and other. In addition, the State of Iowa and City of Des Moines will lend the Company $150,000 at zero percent interest for five years, which funds were received subsequent to year end.
    During 2005, the Company incurred interest costs of $4.2 million. At December 31, 2005, the fair value of the Notes and the Debentures was $29.5 million and $1.0 million, respectively. The fair value of the remaining long-term debt approximates the carrying value.

10.  Stockholders' Equity

During 2005, the Board of Directors declared four quarterly cash dividends of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which were paid in April, July and October 2005 and January 2006. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.
    The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock.
    The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
    The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
    Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.9 million and 2.9 million at December 31, 2005 and 2004, respectively.


11.  Engineering Development

Engineering development expense was $383,000, $443,000 and $469,000 for 2005, 2004, and 2003, respectively.


12.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the years ended December 31, 2005 and December 31, 2004.
    For 2005 and 2004, due primarily to a drop in the discount rate and the effect of the plan's investment experience at the December 31 measurement dates on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. The Company's pension obligations for this plan exceeded plan assets by $3.2 million at December 31, 2005.
    The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.
Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The portfolio contains a diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

At December 31, 2005 and 2004, the Company's pension plan weighted average asset allocations by asset category are as follows:


<CAPTIONS>
                                     2005      2004
---------------------------------------------------
Guaranteed investment contracts      55.5%     54.5%
Equity and index funds               42.3      42.0
Bonds                                 2.1       2.3
Money market funds                    0.1       1.2
                                    ---------------
                                    100.0%    100.0%
---------------------------------------------------

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2005 and 2004.

The funded status of the plan as of December 31, 2005 and 2004 is as follows:

<CAPTIONS>
In thousands                                             2005      2004
-----------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year               $10,665   $10,069
Interest cost                                             619       609
Actuarial loss                                            366       446
Benefits paid                                            (626)     (459)
                                                      -----------------
Benefit obligation at end of year                     $11,024   $10,665
                                                      -----------------

Change in plan assets:
Fair value of plan assets at beginning of year        $ 7,380   $ 6,812
Actual return on plan assets                              423       503
Company contributions                                     685       524
Benefits paid                                            (626)     (459)
                                                      -----------------
Fair value of plan assets at end of year              $ 7,862   $ 7,380
                                                      -----------------

Funded status:
Funded status (underfunded)                           $(3,162)  $(3,285)
Unrecognized net actuarial loss                         4,192     3,875
Unrecognized prior service cost                           110       127
                                                      -----------------
Net amount                                            $ 1,140   $   717
                                                      -----------------

Amounts recognized in the balance sheet consist of:
Accrued benefit liability                             $(1,622)  $(1,843)
Unrecognized prior service cost                           110       127
Accumulated other comprehensive loss                    2,652     2,433
                                                      -----------------
Net amount                                            $ 1,140   $   717
                                                      -----------------


Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                    6.00%     6.25%
  Benefit obligations                                   5.75%     6.00%
Expected return on plan assets                          8.75%     8.75%
Rate of compensation increase                           3.00%     3.00%
-----------------------------------------------------------------------

The accumulated benefit obligation at December 31, 2005 and 2004 was $9.5 million and $9.2 million, respectively. The minimum required contribution for 2006 is expected to be zero, but the Company estimates that it will contribute approximately $200,000 in 2006.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
In thousands          2006    2007    2008    2009    2010
----------------------------------------------------------
                      $735    $140    $532    $431    $495
----------------------------------------------------------

The following table presents the components of the net periodic pension cost for the three years ended December 31, 2005:

<CAPTIONS>
In thousands                               2005    2004    2003
---------------------------------------------------------------
Service cost                              $   -   $   -   $ 509
Interest cost                               619     609     593
Expected return on plan assets             (643)   (591)   (537)
Amortization of prior service cost           17      17      19
Amortization of net actuarial loss          268     245     221
Curtailment                                   -       -      62
                                          ---------------------
Net periodic pension cost - funded plan   $ 261   $ 280   $ 867
---------------------------------------------------------------

In addition, the Company provided unfunded supplemental retirement benefits for the retired former Chief Executive Officer. During 2003 the Company made the final payments totaling $174,000 for the benefits due under such agreement.
    The Company does not offer any post-retirement benefits other than the pension and the supplemental retirement benefits described herein.

13.  Stock Option Plans

The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. Under the Non- Statutory Stock Option Agreement, 10,000 shares of Common Stock were authorized and issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

<CAPTIONS>
                                                                   Weighted
                                          Number of Shares          Average
                                 --------------------------------  Exercise
                                 Authorized   Granted   Available     Price
---------------------------------------------------------------------------
Balance January 1, 2003             163,139    84,139      79,000    $ 6.85
Terminated                           (2,400)   (9,600)      7,200      7.81
Granted                                   -     5,000      (5,000)     5.16
                                    -----------------------------
Balance December 31, 2003           160,739    79,539      81,200      6.62
Terminated                           (4,500)   (5,500)      1,000     10.29
Granted                                   -     7,000      (7,000)     6.81
                                    -----------------------------
Balance December 31, 2004           156,239    81,039      75,200      6.39
Terminated                          (73,439)  (11,739)    (61,700)     8.10
Granted                                   -     2,000      (2,000)     6.25
                                    -----------------------------
Balance December 31, 2005            82,800    71,300      11,500      6.10
---------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2005, under the 1995 Plan, options for 46,300 shares with exercise prices ranging from $5.40 to $15.1875 per share were outstanding, all of which were exercisable. During 2005, no options were exercised, and options for 9,739 shares expired. During 2004, options for 5,000 shares were granted with an exercise price of $7.00 per share, no options were exercised, and no options expired. During 2003, no options were exercised, and options for 6,700 shares expired. No additional options can be granted under the 1995 Plan.
    Under the 1992 Plan, no additional options can be granted and at December 31, 2005, no options were outstanding. During 2004, no options were exercised, and options for 4,500 shares expired. During 2003, no options were exercised, and options for 2,400 shares expired.

    Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2005, options for 15,000 shares with exercise prices ranging from $4.025 to $7.00 per share were outstanding, 13,000 of which were exercisable. During 2005, options for 2,000 shares were granted with an exercise price of $6.25 per share, no options were exercised, and options for 2,000 shares expired. During 2004, options for 2,000 shares were granted with an exercise price of $6.35 per share, no options were exercised, and options for 1,000 shares expired. During 2003, options for 5,000 shares were granted with exercise prices ranging from $4.95 to $7.00, no options were exercised, and options for 500 shares expired.
    Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2005, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2005, 2004 and 2003, no options were exercised and no options expired.

The following tables summarize information about stock options outstanding at December 31, 2005:

<CAPTIONS>
                                           Weighted
                                            Average           Weighted
Range of                Number            Remaining            Average
Exercise Prices    Outstanding     Contractual Life     Exercise Price
----------------------------------------------------------------------
$ 4.03 - $ 5.39         17,500                  4.4             $ 4.30
  5.40 -   6.15         30,000                  5.9               5.48
  6.16 -   7.00         10,000                  6.5               6.70
  7.01 -   9.00         12,500                  2.7               9.00
  9.01 -  11.44          1,000                  1.2              11.44
 11.45 -  15.19            300                  1.8              15.19
                        ------
                        71,300                  5.0               6.10
----------------------------------------------------------------------

<CAPTIONS>
                                           Weighted
Range of                 Number             Average
Exercise Prices     Exercisable      Exercise Price
---------------------------------------------------
$ 4.03 - $ 5.39         17,500               $ 4.30
  5.40 -   6.15         30,000                 5.48
  6.16 -   7.00          8,000                 6.81
  7.01 -   9.00         12,500                 9.00
  9.01 -  11.44          1,000                11.44
 11.45 -  15.19            300                15.19
                        ------
                        69,300                 6.10
----------------------------------------------------

The estimated fair value of options granted during 2005, 2004 and 2003 was $2.66, $3.26 and $2.18 per share, respectively. The fair value of options granted under the Company's stock option plans during 2005, 2004 and 2003 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                                           2005     2004     2003
-----------------------------------------------------------------
Dividend yield                             2.06%    2.04%    2.50%
Expected volatility                       43.00%   44.00%   46.00%
Risk free interest rate                    4.59%    4.92%    4.94%
Expected lives of option grants (years)    4.0      4.0       4.0
-----------------------------------------------------------------

14.  Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income (loss) for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2005, outstanding debt convertible into 2,863,000 shares of common stock and outstanding stock options to purchase 18,000 shares of common stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive. The weighted average number of outstanding stock options, which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive, aggregated 26,039 in 2004 and 34,539 in 2003.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

<CAPTIONS>
In thousands, except per share data                             2005     2004    2003
-------------------------------------------------------------------------------------
Numerator:
  Income (loss) from continuing operations                   $(1,793)  $  412  $  365
  Income from discontinued operation                               -      127     689
                                                             ------------------------
  Net income (loss)                                           (1,793)     539   1,054
  Add interest expense on 7 1/2% convertible subordinated
    notes and 8 1/4% limited convertible senior
    subordinated notes, net of tax                                 -    1,757   1,356
                                                             ------------------------
  Net income (loss), adjusted                                $(1,793)  $2,296  $2,410
                                                             ------------------------
Denominator:
  Basic - weighted average common shares outstanding           1,261    1,261   1,261
  Dilutive effect of:
    Convertible notes                                              -    2,658   2,153
    Stock options                                                  -       13       7
                                                             ----------------   -----
  Diluted shares outstanding                                   1,261    3,932   3,421
                                                             ----------------   -----

Earnings (loss) per share continuing operations:
    Basic                                                    $ (1.42)  $ 0.33  $ 0.29
    Diluted                                                  $ (1.42)  $ 0.33  $ 0.29
Earnings per share discontinued operation:
    Basic                                                    $     -   $ 0.10  $ 0.55
    Diluted                                                  $     -   $ 0.03  $ 0.20
Total earnings (loss) per share:
    Basic                                                    $ (1.42)  $ 0.43  $ 0.84
    Diluted                                                  $ (1.42)  $ 0.43  $ 0.70
-------------------------------------------------------------------------------------


15.  Commitments and Contingencies

Contingencies: The Company has employment agreements with certain executive officers, which expire at various dates through March 2010 and a consulting agreement, with a private consulting company owned by the family of a certain board member who is a former officer of the Company and performs the consulting services on behalf of the consulting company, which expires December 2011. At December 31, 2005, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $6.1 million.

    During 1996, the Company received a $350,000 grant from the State of Connecticut Department of Economic Development, which is classified as deferred credits, deposits and other in the Consolidated Balance Sheets. This grant will be forgiven under certain circumstances, which include attainment of predetermined employment levels within the state, which was satisfied, and maintaining business operations within the state for a specified period of time.
    The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.
    Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2005 aggregating $2,995,000 are as follows: $642,000 - 2006, $474,000 - 2007,
$387,000 - 2008, $254,000 - 2009, $230,000 - 2010, $1,008,000 - thereafter.
Rent expense was $1,053,000, $737,000 and $528,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
    Guarantees: The Company has guaranteed $1.0 million (60%) of a $1.6 million mortgage loan held by its joint venture, MetroLux Theatres, until December 2008. Subsequent to year end, this mortgage was repaid when the old theatre building was sold. In addition, the Company has guaranteed $1.0 million (75%) of a $1.3 million business loan to finance theatre equipment at its new fourteen-plex theatre held by MetroLux Theatres, until May 2011, and, accordingly has recognized a liability for $53,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $1.0 million (75%) of the $1.3 million business loan. The assets of MetroLux Theatres collateralize this business loan. Subsequent to year end, $325,000 of this business loan has been repaid in accordance with its terms.


16.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.
     The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.
    Foreign revenues represented less than 10% of the Company's revenues for the years ended December 31, 2005, 2004 and 2003 and therefore are not separately disclosed. Foreign operations do not have materially different profit margins than the domestic operations; they operate similarly to the domestic operations and have similar profit margins. The foreign operations do not manufacture their own equipment; the domestic operation provides the equipment that the foreign operations lease or sell.

Information about the Company's operations in its three business segments as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 is as follows:

<CAPTIONS>
In thousands                                         2005       2004     2003
-----------------------------------------------------------------------------
Revenues:
  Indoor display                                 $ 15,261   $ 17,356  $18,027
  Outdoor display                                  25,742     21,857   24,245
  Entertainment/real estate                        13,365     13,366   13,750
                                                 ----------------------------
Total revenues                                   $ 54,368   $ 52,579  $56,022
                                                 ----------------------------
Operating income:
  Indoor display                                 $  1,136   $  2,433    2,976
  Outdoor display                                     520        386     (263)
  Entertainment/real estate                         2,862      3,123    3,587
                                                 ----------------------------
Total operating income                              4,518      5,942    6,300
Other income                                          199      2,618    4,161
Corporate general and administrative expenses      (3,601)    (3,990)  (5,565)
Interest expense - net                             (3,872)    (3,731)  (3,873)
Income tax benefit (provision)                        963       (427)    (658)
                                                 ----------------------------
Income (loss) from continuing operations           (1,793)       412      365
Income from discontinued operation, net of taxes        -        127      689
                                                 ----------------------------
Net income (loss)                                $ (1,793)  $    539  $ 1,054
                                                 ----------------------------
Assets:
  Indoor display                                 $ 33,546   $ 34,041
  Outdoor display                                  24,105     25,769
  Entertainment/real estate                        28,858     28,246
                                                 -------------------
Total identifiable assets                          86,509     88,056
General corporate                                  14,041     13,058
                                                 -------------------
Total assets                                     $100,550   $101,114
                                                 -------------------
Depreciation and amortization:
  Indoor display                                 $  5,894   $  5,970  $ 5,987
  Outdoor display                                   2,521      2,463    2,484
  Entertainment/real estate                         1,016        955      933
  General corporate                                   254        464      485
                                                 ----------------------------
Total depreciation and amortization              $  9,685   $  9,852  $ 9,889
                                                 ----------------------------
Capital expenditures:
  Indoor display                                 $  4,270   $ 4,082   $ 3,823
  Outdoor display                                     883     1,476       723
  Entertainment/real estate                         1,654     2,703       724
  General corporate                                     2        62        58
                                                 ----------------------------
Total capital expenditures                       $  6,809   $ 8,323   $ 5,328
-----------------------------------------------------------------------------

17.  Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux
Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three years ended December 31, 2005, and balance sheet summary information as of December 31, 2005 and 2004:

<CAPTIONS>
In thousands                                     2005      2004      2003
-------------------------------------------------------------------------
Revenues                                       $3,656    $3,548    $3,996
Gross profit                                    1,006     1,004     1,358
Other income (expense)                           (612)      (74)      138
Net income                                        252       794     1,384
Company's share of partnership net income         126       396       693
-------------------------------------------------------------------------
Current assets                                  3,623       606
Noncurrent assets                               2,021     3,897
                                                ---------------
Total assets                                    5,644     4,503
                                                ---------------
Current liabilities                             2,751       608
Noncurrent liabilities                            883     1,635
                                                ---------------
Total liabilities                               3,634     2,243
                                                ---------------
Company's equity in partnership net assets     $1,047    $1,133
--------------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets.


18.  Statements of Cash Flows

During 2005, the Company changed the presentation of its Consolidated Statements of Cash Flows to separately present the cash flows from the discontinued operation within the categories of operating and investing activities. There were no cash flows from financing activities relating to the discontinued operation. A summary of the effects of the change in presentation in the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and
2003 is as follows:

<CAPTIONS>
In thousands                      Year Ended December 31                   2004      2003
-----------------------------------------------------------------------------------------
Net cash provided by operating activities as previously reported        $ 6,805    $6,568
Cash used in discontinued operation                                      (1,734)     (877)
                                                                        -----------------
Net cash provided by operating activities as currently reported         $ 5,071    $5,691
                                                                        -----------------
Net cash flows provided by (used in) investing activities as
  previously reported                                                   $(1,120)   $2,016
Cash provided by (used in) discontinued operation                         1,205      (104)
                                                                        -----------------
Net cash provided by investing activities as currently reported         $    85    $1,912
-----------------------------------------------------------------------------------------

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of Trans-Lux Corporation

    We have audited the consolidated balance sheet of Trans-Lux Corporation and its subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
    In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP

New York, New York
March 10, 2006

Except with respect to Note 9
for which the date is April 14, 2006

To the Board of Directors and Stockholders of Trans-Lux Corporation
Norwalk, CT

    We have audited the accompanying consolidated balance sheets of Trans- Lux Corporation and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Lux Corporation and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
    As discussed in Note 18, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present the cash flows from operating and investing activities of the discontinued operation within the respective categories of operating and investing activities of the Company and retroactively restated the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, for the change.


Deloitte & Touche LLP

Stamford, CT
March 29, 2005 (March 27, 2006 as to Note 18)

                               METROLUX THEATRES


                              FINANCIAL STATEMENTS



                        DECEMBER 31, 2005, 2004 AND 2003

                                    CONTENTS


                                                          Page
                                                          ----


INDEPENDENT AUDITORS' REPORTS                            37-38

FINANCIAL STATEMENTS:
       Balance Sheets                                       39
       Statements of Income                                 40
       Statements of Partners' Equity                       41
       Statements of Cash Flows                          42-43

NOTES TO THE FINANCIAL STATEMENTS                        44-50

Board of Directors
MetroLux Theatres
Norwalk, Connecticut

                          Independent Auditors' Report


We have audited the accompanying balance sheets of MetroLux Theatres as of December 31, 2005 and 2004, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of MetroLux Theatres as of December 31, 2003, were audited by other auditors whose report dated February 26, 2004 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Guillen, Suede & Co.

March 3, 2006

KELLOG & ANDELSON
ACCOUNTANCY CORPORATION

                                                                          K&A

Partners
MetroLux Theatres
Norwalk, Connecticut

                          Independent Auditor's Report

We have audited the accompanying balance sheet of MetroLux Theatres as of December 31, 2003 and the related statement of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




February 26, 2004
Sherman Oaks, California

MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTS
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
C.P.A. ASSOCIATES OFFICES IN PRINCIPAL CITIES

14724 VENTURA BOULEVARD SECOND FLOOR, SHERMAN OAKS, CALIFORNIA 91403 PHONE (818) 971-5100 FAX (818) 971-5155

                                           METROLUX THEATRES

                                            BALANCE SHEETS

                                   DECEMBER 31, 2005, 2004 AND 2003
                                        (Dollars in thousands)


<CAPTIONS>
                                                ASSETS

                                                     2005       2004       2003
                                                   ------     ------     ------
CURRENT ASSETS:
   Cash                                            $  465     $  541     $  299
   Concession supplies                                 21         13         13
   Prepaid expenses and other current assets           85         52         15
   Due from Partners                                    -          -         14
   Long-lived assets held for sale                  3,052          -          -
                                                   ------     ------     ------
      Total current assets                          3,623        606        341

PROPERTY AND EQUIPMENT, net                         1,990      3,882      3,917

INTANGIBLE ASSETS, NET                                 31         15         20
                                                   ------     ------     ------
                                                   $5,644     $4,503     $4,278
                                                   ======     ======     ======

                                   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Film rentals payable                            $  192     $  127     $  159
   Accounts payable and accrued expenses              377        165        171
   Current portion of long-term debt                2,053        225        238
   Deferred revenues                                  103         82         85
   Due to Partners                                     26          9          -
                                                   ------     ------     ------
      Total current liabilities                     2,751        608        653

LONG-TERM DEBT, net of current portion                883      1,635      1,859
                                                   ------     ------     ------
Total liabilities                                   3,634      2,243      2,512

COMMITMENTS                                             -          -          -

PARTNERS' EQUITY                                    2,010      2,260      1,766
                                                   ------     ------     ------
                                                   $5,644     $4,503     $4,278
                                                   ======     ======     ======

The accompanying notes are an integral part of the financial statements.

                                           METROLUX THEATRES

                                         STATEMENTS OF INCOME

                         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                        (Dollars in thousands)

<CAPTIONS>
                                                          2005        2004       2003
                                                       -------     -------     ------
OPERATING REVENUES:
   Theatre operations
   Admissions                                          $ 2,419     $ 2,401     $ 2,765
   Concessions                                           1,177       1,077       1,162
   Other operating revenues                                 60          70          69
                                                       -------     -------     -------
      Total operating revenues                           3,656       3,548       3,996
                                                       -------     -------     -------
OPERATING EXPENSES:
   Theatre operations
   Film costs and advertising                            1,333       1,389       1,566
   Cost of concessions                                     189         209         183
   Other operating expenses                              1,128         946         889
   Administrative expenses                                 142         136         112
                                                       -------     -------     -------
      Total operating expenses                           2,792       2,680       2,750
                                                       -------     -------     -------
INCOME FROM OPERATIONS                                     864         868       1,246
                                                       -------     -------     -------
OTHER (EXPENSE) INCOME:
   Interest income                                           6           1           1
   Interest expense                                        (90)        (75)        (88)
   Impairment loss - long-lived assets held for sale      (528)          -           -
   Gain on sale of property and equipment                    -           -         248
   Write off of construction in progress                     -           -         (23)
                                                       -------    --------     -------
      Net other (expense) income                          (612)        (74)        138
                                                      --------    --------     -------
NET INCOME                                            $    252    $    794     $ 1,384
                                                      ========    ========     =======

The accompanying notes are an integral part of the financial statements.

                                           METROLUX THEATRES

                                    STATEMENTS OF PARTNERS' EQUITY

                         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                        (Dollars in thousands)



<CAPTIONS>
                                                               Trans-Lux
                                         Metro Colorado         Loveland
                                            Corporation      Corporation         Total
                                         --------------      -----------       -------
PARTNERS' EQUITY, January 1, 2003                $1,091           $1,091       $ 2,182

PARTNERSHIP DISTRIBUTIONS                          (900)            (900)       (1,800)

NET INCOME                                          692              692         1,384
                                                 ------           ------       -------
PARTNERS' EQUITY, December 31, 2003                 883              883         1,766

EQUITY CONTRIBUTION FROM LEASE
  GUARANTEE                                          17               17            34

PARTNERSHIP DISTRIBUTIONS                          (167)            (167)         (334)

NET INCOME                                          397              397           794
                                                 ------           ------       -------
PARTNERS' EQUITY, December 31, 2004               1,130            1,130         2,260

EQUITY CONTRIBUTION FROM LEASE
   GUARANTEE                                         16               16            32

PARTNERSHIP DISTRIBUTIONS                          (267)            (267)         (534)

NET INCOME                                          126              126           252
                                                 ------           ------       -------
PARTNERS' EQUITY, December 31, 2005              $1,005           $1,005       $ 2,010
                                                 ======           ======       =======


The accompanying notes are an integral part of the financial statements.
</FN

                                           METROLUX THEATRES

                                       STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                        (Dollars in thousands)


<CAPTIONS>
                                                                   2005        2004         2003
                                                                -------       -----      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   252       $ 794      $ 1,384
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                174         164          155
       Impairment loss - long-lived assets held for sale            528           -            -
       Gain on sale of property and equipment                         -           -         (248)
       Write off of construction in progress                          -           -           23
Changes in assets and liabilities:
       Concession supplies                                           (8)          -           (4)
       Prepaid expenses and other current assets                     (1)         (3)           2
       Film rentals payable                                          65         (32)         (17)
       Accounts payable and accrued expenses                        212          (6)         (44)
       Deferred revenues                                             21          (3)          (2)
       Due from Partners                                             17          23          (10)
                                                                -------       -----      -------
Net cash provided by operating activities                         1,260         937        1,239
                                                                -------       -----      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of property and equipment                   -           -          327
   Acquisition of property and equipment                         (1,857)       (124)         (64)
   Acquisition of intangible assets                                 (21)          -            -
                                                                -------       -----      -------
Net cash (used in) provided by investing activities              (1,878)       (124)         263
                                                                -------       -----      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt                             (224)       (237)        (223)
   Proceeds from new long-term debt                               1,300           -            -
   Partnership distributions                                       (534)       (334)      (1,800)
                                                                -------       -----      -------
Net cash provided by (used in) financing activities                 542        (571)      (2,023)
                                                                -------       -----      -------
NET (DECREASE) INCREASE IN CASH                                     (76)        242         (521)

CASH, beginning of year                                             541         299          820
                                                                -------       -----      -------
CASH, end of year                                               $   465       $ 541      $   299
                                                                =======       =====      =======


The accompanying notes are an integral part of the financial statements.


                               METROLUX THEATRES

                      STATEMENTS OF CASH FLOWS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (Dollars in thousands)

<CAPTIONS>

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $    90       $   75     $    89
                                                                =======        =====     =======

NON-CASH OPERATING AND FINANCING ACTIVITIES:

    During the years ended December 31, 2005, the Company moved its operations into a new leased theatre facility and adopted a plan to sell the previous facility's land and building. The Company reclassified the land, building and improvements with total original cost of $4,612, and the related accumulated depreciation of $1,032 as long-lived assets held for sale, and recorded an impairment loss of $528 to adjust the net book value of the assets to fair value.

    During the years ended December 31, 2005 and 2004, the Company recorded prepaid rent through an increase in equity in the amounts of $32 and $34, respectively (See Note 8).

The accompanying notes are an integral part of the financial statements.

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Income Taxes

    The Company is treated as a partnership for federal and state income tax purposes. Consequently, federal and state income taxes are not payable, or provided for, by the Company. Partners are taxed individually on their share of the Company's earnings. The Company's net income or loss is allocated among the Partners in accordance with their percentage of ownership.

    Revenue Recognition

    The Company recognizes revenue when tickets and concession goods are sold. Revenue from gift certificates and group activity is recognized when they are redeemed.

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


    Concentration of Credit Risk (Dollars in thousands)

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2005, 2004 and 2003 in excess of the FDIC limit amounted to approximately $307, $519 and $162, respectively.


    Services from Partners

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


NOTE 2 -DUE FROM PARTNERS (Dollars in thousands)

    As of December 31, 2005, 2004 and 2003, the net advances due (to) from the general partners were approximately $(26), $(9) and $14, respectively. These advances are unsecured, non-interest bearing and are expected to be repaid within the next year.

    During the year ended December 31, 2005, the Company received net advances from the general partners of $17. During the years ended December 31, 2004 and 2003, the Company (received)/made net advances (from)/to the general partners of approximately $23 and $(10), respectively.

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT (Dollars in thousands)

    Property and equipment consist of the following for the years ended December 31:

<CAPTIONS>
                                                          2005       2004       2003
                                                        ------     ------     ------
       Buildings                                        $    -     $4,027     $4,027
       Improvements                                      1,532         66         66
       Theatre equipment                                   662        231        231
       Land                                                  -        519        519
       Construction in progress                             18        124          -
       Software                                              9          9          9
                                                        ------     ------     ------
                                                         2,221      4,976      4,852

       Less:  accumulated depreciation and
              amortization                                 231      1,094        935
                                                        ------     ------     ------
                                                        $1,990     $3,882     $3,917
                                                        ======     ======     ======

    Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $169, $159 and $150, respectively.

NOTE 4 -LONG-LIVED ASSETS HELD FOR SALE (Dollars in thousands)

    On October 28, 2005, the Company moved its operations into a new theatre facility in Loveland, Colorado. The Company adopted a plan to sell its previously used facility, and reclassified the net book value of the assets to be sold as long-lived assets held for sale, and adjusted the net book value of the assets to fair value, which resulted in an asset impairment loss of $528. Long-lived assets held for sale consisted of the following at December 31, 2005:


       Buildings                               $4,027
       Improvements                                66
       Land                                       519
                                               ------
                                                4,612

       Less: accumulated depreciation           1,032
                                               ------
                                                3,580

       Less: asset impairment loss                528
                                               ------
                                               $3,052
                                               ======

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS



NOTE 5 -INTANGIBLE ASSETS (Dollars in thousands)

    Intangible assets consist of the following for the years ended December 31:

<CAPTIONS>

                                                           2005    2004    2003
                                                           ----    ----    ----
    Loan fees                                               $50     $29     $29

    Less: accumulated amortization                           19      14       9
                                                            ---     ---     ---
                                                            $31     $15     $20
                                                            ===     ===     ===

    Amortization expense related to intangible assets amounted to $5 for each of the years ended December 31, 2005, 2004 and 2003.


NOTE 6 -LONG-TERM DEBT (Dollars in thousands)

    Long-term debt consists of the following for the years ended December 31:

<CAPTIONS>
                                                           2005      2004      2003
                                                         ------    ------    ------
    A $2.5 million real estate loan with a bank.
    Borrowings under the term loan bear interest
    at the bank's prime rate minus 0.30% (6.95%,
    4.95%, and 3.70% at December 31, 2005, 2004
    and 2003, respectively).  Payments under the
    agreement are in equal monthly installments of
    approximately $26 of principal and interest,
    maturing January 2009 with the remaining
    unpaid principal due upon maturity.  The loan
    is collateralized by the assets of the Company
    and 60% of the debt is guaranteed by each of
    the Partners.  The loan was paid off in full
    upon the sale of the land and building on
    February 28, 2006.  The entire loan balance is
    included in current portion of long - term
    debt.  (See Note 10)
                                                         $1,636    $1,860    $2,097






<CAPTIONS>

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 -LONG-TERM DEBT (Dollars in thousands) - CONTINUED

    Long-term debt consists of the following for the years ended December 31:

                                                           2005      2004       2003
                                                         ------    ------     ------
    In November 2005, the Company obtained a $1.3
    million bank loan.  Borrowings under the loan
    bear interest at LIBOR rate plus 2.0% (6.311%
    at December 31, 2005).  The loan requires a
    $325 payment upon the sale of the old theatre
    facility, 59 equal monthly payments of
    principal and interest of $19 beginning in
    June 2006, with the remaining unpaid principal
    due upon maturity in May 2011.  The loan is
    collateralized by the assets of the Company
    and 75% of the debt is guaranteed by each of
    the Partners.

                                                          1,300         -         -
                                                         ------    ------     ------

                                                          2,936     1,860      2,097

Less: current portion                                     2,053       225        238
                                                         ------    ------     ------
                                                         $  883    $1,635     $1,859
                                                         ======    ======     ======

    Maturities of long-term debt outstanding at December 31, 2005 are as follows:

<CAPTIONS>
               Year Ending
               December 31,
               -------------
                   2006              $2,053
                   2007                 166
                   2008                 177
                   2009                 188
                   2010                 201
                   2011                 151
                                     ------
                                     $2,936
                                     ======


    The bank loan obtained in 2005 includes various restrictive covenants, including, among others, provisions relating to maintenance of certain financial ratios and reporting covenants. At December 31, 2005, due to the impairment loss on assets held for sale and reporting of the entire real estate loan balance as current, the Company was not in compliance with certain financial ratios covenants, but received a waiver from the bank for this violation.

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 -DEFERRED REVENUES (Dollars in thousands)

    Deferred revenues at December 31, 2005, 2004 and 2003 consist of gift certificates and group activity passes that are used for concession goods and admissions at theatres, respectively. The breakdown is as follows as of December 31:

<CAPTIONS>
                                                      2005     2004     2003
                                                     -----    -----    -----
    Gift certificates                                 $ 96      $75      $75
    Group activity passes                                7        7       10
                                                      ----      ---      ---
                                                      $103      $82      $85
                                                      ====      ===      ===

NOTE 8 -COMMITMENTS (Dollars in thousands)

    In August 2004, the Company signed a lease for a space for a new multi-screen movie theatre, which opened on October 28, 2005. The initial lease term is for 15 years and may be extended for a total of three extension periods of 5 years each. The lease requires minimum annual rent payments beginning in January 2006, ranging from $500 to $600 and contains a provision for an additional rent equal to 10% of gross annual revenue if the revenues exceed certain thresholds. The lease is guaranteed by Metropolitan Theatres Corporation ("MTC"), a parent of Metro Colorado Corporation. The future minimum rent payments are as follows:


<CAPTIONS>
               Year Ending
               December 31,
               ------------
                   2006              $  467
                   2007                 500
                   2008                 500
                   2009                 500
                   2010                 500
                   2011-2015          2,746
                   2016-2020          2,996
                   Thereafter            50
                                     ------
                                     $8,259
                                     ======

    The Company has a month to month sublease agreement with an unrelated party for $2 a month. For the years ending December 31, 2005, 2004 and 2003, the Company recognized $18 of sublease income for each of the years.

                                 METROLUX THEATRES

                         NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS (Dollars in thousands) - CONTINUED

    In connection with the guarantee by MTC mentioned above, in 2005 and 2004, Trans-Lux paid MTC $16 and $17, respectively, in consideration for the guarantee of the new lease. In accordance with FASB Interpretation No. 45
    - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded the payment by Trans-Lux, and the respective value of the guarantee for Metro Colorado, as an equity contribution by the Partners, and an increase in prepaid rent in the accompanying financial statements.


NOTE 9 - PENSION PLAN (Dollars in thousands)

    The Company has adopted a Safe Harbor Plan covering substantially all of its employees. Participating employees may contribute 1% to 100% of their salary, subject to required participating percentages of 401(k) regulations.

    The Company contributes, at the discretion of management, a matching of 100% of the first 3% of the employee's contribution and matches 50% of the next 2% of the employee's contribution up to a maximum of 5% of the employee's gross salary. Contributions made for the years ended December 31, 2005, 2004 and 2003 totaled $3, $3, and $2, respectively.

NOTE 10 - SUBSEQUENT EVENT (Dollars in thousands)

    On February 28, 2006, the Company completed the sale of its old facility to an unrelated party for $3,200 less selling expenses of $147, and paid off its real estate loan. (See Note 4)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 9A. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. The Company's President and Co-Chief Executive Officer, Michael R. Mulcahy, the Company's Executive Vice President and Co-Chief Executive Officer, Thomas Brandt, and the Company's Executive Vice President and Chief Financial Officer, Angela D. Toppi have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this annual report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include components of our internal controls over financial reporting. Management's assessment of the effectiveness of our internal controls over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system's objectives will be met. Based on this evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls are effective.

    (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

    All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

    (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

Name                    Office                                          Age
-------------------     ----------------------------------------       ----
Michael R. Mulcahy      President and Co-Chief Executive Officer        57

Thomas Brandt           Executive Vice President and Co-Chief           42
                        Executive Officer

Matthew Brandt          Executive Vice President                        42

Al L. Miller            Executive Vice President                        60

Angela D. Toppi         Executive Vice President, Treasurer,            50
                        Secretary and Chief Financial Officer

Karl P. Hirschauer      Senior Vice President                           60

John Long               Senior Vice President                           59

Thomas F. Mahoney       Senior Vice President                           58


Messrs. Mulcahy, T. Brandt, M. Brandt, Miller, Hirschauer, Mahoney and Ms. Toppi have been associated in an executive capacity with the Company for more more than five years. Mr. Long was elected Senior Vice President in charge of Outdoor Operations on March 24, 2004 and has been employed by the Company since 1997. Mr. Long served as Senior Vice President of Outdoor Display Subsidiaries between March 27, 2002 and March 24, 2004 and served as Vice President of Trans-Lux Midwest Corporation between December 10, 1998 and March 27, 2002.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference to the Section entitled "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" in the Company's Proxy Statement.

                      Equity Compensation Plan Information
                      ------------------------------------
<CAPTIONS>
                                            Securities         Weighted        Securities
                                          to be issued          average     available for
December 31, 2005                        upon exercise   exercise price   future issuance
-----------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders                               61,300            $6.44            11,500
Equity compensation plans not approved
  by stockholders                               10,000            $4.03                 -
                                                ------                             ------
Total                                           71,300            $6.10            11,500
                                                ------                             ------



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

    The information required by this Item is incorporated herein by reference to the Section entitled "Ratification of the Selection of Independent Registered Accounting Firm" in the Company's Proxy Statement.

                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) The following documents are filed as part of this report:

   (1) Consolidated Financial Statements of Trans-Lux Corporation
        Consolidated Statements of Operations for the Years Ended December 31,
         2005, 2004 and 2003
        Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Cash Flows for the Years Ended December 31,
         2005, 2004 and 2003
        Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2005, 2004 and 2003
        Consolidated Statements of Comprehensive Income for the Years Ended
         December 31, 2005, 2004 and 2003
        Notes to Consolidated Financial Statements
        Reports of Independent Registered Public Accounting Firms

       Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
        Independent Auditors' Reports
        Balance Sheets as of December 31, 2005 and 2004
        Statements of Income for the Years Ended December 31, 2005, 2004 and
         2003
        Statements of Partners' Equity for the Years Ended December 31, 2005,
         2004 and 2003
        Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and
         2003
        Notes to Financial Statements


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

    10.6 Consulting Agreement with Moving Images, LLC dated as of December 1, 2004 and termination letter with Richard Brandt (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2004). Amendment dated December 7, 2005, filed herewith.

    10.7 Employment Agreement with Michael R. Mulcahy dated as of April 1, 2005 (incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2004).

    10.8 Employment Agreement with Thomas Brandt dated as of April 1, 2005 (incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2004).

    10.9 Employment Agreement with Angela D. Toppi dated as of April 1, 2005 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2004).

    10.10 Employment Agreement with Matthew Brandt dated as of April 1, 2005 (incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2004).

    10.11 Employment Agreement with Al Miller dated as of April 1, 2005 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2005).

    10.12 Employment Agreement with John Long dated as of April 1, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2005).

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


 Dated:  April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



    /s/ Gene F. Jankowski                           April 14, 2006
-----------------------------------------
Gene F. Jankowski, Chairman of the Board

    /s/ Victor Liss                                 April 14, 2006
-----------------------------------------
Victor Liss, Vice Chairman of the Board

    /s/ Steven Baruch                               April 14, 2006
-----------------------------------------
Steven Baruch, Director

    /s/ Matthew Brandt                              April 14, 2006
-----------------------------------------
Matthew Brandt, Executive Vice President
and Director

    /s/ Richard Brandt                              April 14, 2006
-----------------------------------------
Richard Brandt, Director

    /s/ Thomas Brandt                               April 14, 2006
-----------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

   /s/ Howard M. Brenner                            April 14, 2006
-----------------------------------------
Howard M. Brenner, Director

    /s/ Jean Firstenberg                            April 14, 2006
-----------------------------------------
Jean Firstenberg, Director

    /s/ Robert B. Greenes                           April 14, 2006
-----------------------------------------
Robert B. Greenes, Director

    /s/ Howard S. Modlin                            April 14, 2006
-----------------------------------------
Howard S. Modlin, Director

    /s/ Michael R. Mulcahy                          April 14, 2006
-----------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director