Form 10-Q
period 2006-03-31
TRANS LUX CORP
filed 2006-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006
                                                --------------

Commission file number 1-2257

                             TRANS-LUX CORPORATION
             -----------------------------------------------------
             (Exact name ofregistrant as specified in its charter)

    Delaware                                                     13-1394750
------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

 110 Richards Avenue, Norwalk, CT                                06856-5090
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check
one) Large accelerated filer     Accelerated filer     Non-accelerated filer x
                            ----                  ----                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes    No X
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                     Class                        Shares Outstanding
--------       -------------------------------         ------------------
05/12/06       Common Stock - $1.00 Par Value              973,598
05/12/06       Class B Stock - $1.00 Par Value             286,814
               (Immediately convertible into a like
               number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES


                               Table of Contents

<CAPTIONS>

                                                                            Page No.
                                                                            --------
Part I -  Financial Information (unaudited)

          Item 1.  Consolidated Balance Sheets - March 31, 2006
                   and December 31, 2005 (audited)                                 1

                   Consolidated Statements of Operations - Three Months
                   Ended March 31, 2006 and 2005                                   2

                   Consolidated Statements of Cash Flows - Three Months
                   Ended March 31, 2006 and 2005                                   3

                   Notes to Consolidated Condensed Financial Statements            4


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                      10


          Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13

          Item 4.  Controls and Procedures                                        14


Part II - Other Information

          Item 1A. Risk Factors                                                   14

          Item 5.  Other Information                                              15

          Item 6.  Exhibits                                                       15

Signatures                                                                        16

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                          March 31   December 31
In thousands, except share data                                               2006          2005
------------------------------------------------------------------------------------------------
                                                                          (unaudited)  (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  8,357     $  13,610
  Available-for-sale securities                                                438           431
  Receivables, less allowance of $952 - 2006 and $935 - 2005                 6,002         6,321
  Unbilled receivables                                                         759           842
  Inventories                                                                6,054         5,658
  Prepaids and other                                                         1,258         1,149
                                                                          --------     ---------
    Total current assets                                                    22,868        28,011
                                                                          --------     ---------
Rental equipment                                                            92,805        91,648
  Less accumulated depreciation                                             58,206        56,280
                                                                          --------     ---------
                                                                            34,599        35,368
                                                                          --------     ---------
Property, plant and equipment                                               39,259        39,188
  Less accumulated depreciation                                             10,226         9,850
                                                                          --------     ---------
                                                                            29,033        29,338
Goodwill                                                                     1,004         1,004
Other assets                                                                 6,205         6,829
                                                                          --------     ---------
TOTAL ASSETS                                                              $ 93,709     $ 100,550
                                                                          ========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $  1,714     $   2,821
  Accrued liabilities                                                        7,300         6,986
  Current portion of long-term debt                                         14,285        14,145
                                                                          --------     ---------
    Total current liabilities                                               23,299        23,952
                                                                          --------     ---------
Long-term debt:
  8 1/4% limited convertible senior subordinated notes due 2012             17,976        17,868
  9 1/2% subordinated debentures due 2012                                    1,057         1,057
  Notes payable                                                             24,907        29,440
                                                                          --------     ---------
                                                                            43,940        48,365

Deferred credits, deposits and other                                         2,790         2,859
Deferred income taxes                                                        2,409         2,978
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2006 and 2005                                 2,453         2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2006 and 2005                                     287           287
  Additional paid-in-capital                                                13,902        13,901
  Retained earnings                                                         17,767        18,883
  Accumulated other comprehensive loss                                      (1,297)       (1,287)
                                                                          --------     ---------
                                                                            33,112        34,237

  Less treasury stock - at cost - 1,480,045 shares in 2006 and 2005
    (excludes additional 286,814 shares held in 2006 and 2005
    for conversion of Class B stock)                                        11,841        11,841
                                                                          --------     ---------
    Total stockholders' equity                                              21,271        22,396
                                                                          --------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 93,709     $ 100,550
                                                                          ========     =========
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

<CAPTIONS>

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         -------------------
In thousands, except per share data                          2006       2005
----------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                       $ 3,520    $ 3,775
  Equipment sales                                           5,000      4,813
  Theatre receipts and other                                3,090      3,061
                                                          -------    -------
    Total revenues                                         11,610     11,649
                                                          -------    -------

Operating expenses:
  Cost of equipment rentals and maintenance                 2,959      3,045
  Cost of equipment sales                                   3,768      3,267
  Cost of theatre receipts and other                        2,160      2,200
                                                          -------    -------
    Total operating expenses                                8,887      8,512
                                                          -------    -------

Gross profit from operations                                2,723      3,137
General and administrative expenses                         3,378      2,990
Interest income                                                65         46
Interest expense                                           (1,128)      (992)
Other income (loss)                                            (1)        25
                                                          -------    -------
Loss from operations before income taxes and
  income from joint venture                                (1,719)      (774)

Benefit for income taxes                                     (572)      (262)
Income from joint venture                                      74         90
                                                          -------    -------

Net Loss                                                  $(1,073)   $  (422)
                                                          =======    =======

Loss per share - basic                                    $ (0.85)   $ (0.33)
                                                          =======    =======

Average common shares outstanding - basic                   1,261      1,261
                                                          =======    =======
Cash dividends per share:
  Common stock                                            $ 0.035    $ 0.035
  Class B stock                                           $0.0315    $0.0315
----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

<CAPTIONS>
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                           ---------------------
In thousands                                                                                  2006          2005
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                                   $(1,073)      $  (422)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                              2,371         2,396
  Income from joint venture                                                                    (74)          (90)
  Deferred income taxes                                                                       (572)         (240)
  Gain on sale of available-for-sale securities                                                  -            (1)
  Changes in operating assets and liabilities:
    Receivables                                                                                402            40
    Inventories                                                                               (396)         (236)
    Prepaids and other assets                                                                 (108)         (190)
    Accounts payable and accruals                                                             (807)       (1,399)
    Deferred credits, deposits and other                                                       (68)          562
                                                                                           -------       -------
      Net cash (used in) provided by operating activities                                     (325)          420
                                                                                           -------       -------

Cash flows from investing activities
Equipment manufactured for rental                                                           (1,157)         (979)
Purchases of property, plant and equipment                                                     (71)         (328)
Purchases of available-for-sale securities                                                       -          (114)
Proceeds from sale of available-for-sale securities                                              -            31
Proceeds from joint venture, net                                                               628             -
                                                                                           -------       -------
      Net cash used in investing activities                                                   (600)       (1,390)
                                                                                           -------       -------

Cash flows from financing activities
Proceeds from long-term debt                                                                   150            50
Payments of long-term debt                                                                  (4,435)         (231)
Cash dividends                                                                                 (43)          (44)
                                                                                           -------       -------
      Net cash used in financing activities                                                 (4,328)         (225)
                                                                                           -------       -------


Net decrease in cash and cash equivalents                                                   (5,253)       (1,195)
Cash and cash equivalents at beginning of year                                              13,610        12,398
                                                                                           -------       -------
Cash and cash equivalents at end of period                                                 $ 8,357       $11,203
                                                                                           =======       =======
----------------------------------------------------------------------------------------------------------------
Interest paid                                                                              $   996       $   932
Interest received                                                                               65            47
Income taxes paid                                                                              139           160
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. It is suggested that the March 31, 2006 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has incurred losses in the three-month period ended March 31, 2006 of $1,073,000 and $1,793,000 for the year ended December 31, 2005. The Company also has a negative working capital of $431,000 as of March 31, 2006 and has negative cash flows from operations for the three months ended March 31, 2006 of $325,000. Additionally the Company has current debt obligations of $14,285,000, which includes $12.2 million of the Company's 7 1/2% Notes that are due December 1, 2006. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations for the next twelve months. Management's plans include the use of its non-revolving line of credit to fund its current debt obligations (See Note 3) and monitoring and reducing expenses. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123(R) requires using a modified version of prospective application under which compensation costs are recognized over the remaining service period for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, whereby compensation costs are recognized in the consolidated statements of operations in the period beginning in January 1, 2006. Accordingly, compensation cost amounts for prior periods are presented in the Company's footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $1,000, net of tax. See Note 5 - Stock Option Plans, for additional disclosures.

Note 2 - Inventories

Inventories consist of the following:

<CAPTIONS>
                     March 31    December 31
In thousands             2006           2005
--------------------------------------------
Raw materials          $3,875         $3,740
Work-in-progress        1,463          1,411
Finished goods            716            507
                       ------         ------
                       $6,054         $5,658
                       ======         ======


Note 3 - Long-Term Debt

During the three months ended March 31, 2006, long-term debt, including current portion, decreased $4.3 million, primarily due to the $4.1 million repayment on the revolving loan; and regular scheduled payments of long-term debt, offset by a $150,000 zero percent interest loan for five years from the State of Iowa and City of Des Moines.

The Company has a bank Credit Agreement, which was amended in 2006, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes"), and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.44% to 7.24% at March 31, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and maturing January 1, 2008. At March 31, 2006, the non-revolving line of credit was fully available as none had been drawn and $4.1 million was available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $19.0 million, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. At March 31, 2006, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.

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

Note 4 - Reporting Comprehensive Income (Loss)

Total comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows:

<CAPTIONS>
                                                  Three months ended March 31
In thousands                                                2006         2005
-----------------------------------------------------------------------------
Net loss                                                  $(1,073)     $ (422)
                                                          --------     -------
Other comprehensive loss:
  Unrealized foreign currency translation loss                (14)        (16)
  Unrealized holding gain (loss) on securities                  7         (25)
  Income taxes related to other comprehensive
    income (loss) items                                        (3)         10
                                                          --------     -------
Total other comprehensive loss, net of tax                    (10)        (31)
                                                          --------     -------
Comprehensive loss                                        $(1,083)     $ (453)
                                                          ========     =======

Note 5 - Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). We previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.

The Company did not issue any stock options during the three months ended March 31, 2006. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123. We did not recognize stock option-based compensation cost in our statement of operations for the periods prior to the adoption of SFAS 123(R), as all options granted had an exercise price equal to the market price of our common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                             Three months ended
In thousands, except per share data              March 31, 2005
---------------------------------------------------------------
Net loss, as reported                                    $ (422)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                           6
                                                         ------
Pro forma net loss                                       $ (428)
                                                         ======
Loss per share:
  As reported - basic                                    $(0.33)
  Pro forma - basic                                      $(0.34)
                                                         ------

In accordance with SFAS 123(R), the fair value of each option grant has been estimated as of the date of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                           Three months ended
                             March 31, 2005
                           ------------------
Dividend yield                   2.06%
Expected volatility             43.00%
Risk free interest rate          4.59%
Expected life (in years)         4.0


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

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and have similar profit margins.

Information about the Company's operations in its three business segments for the three months ended March 31, 2006 and 2005 is as follows:

<CAPTIONS>
                                            Three months ended March 31
In thousands                                        2006           2005
-----------------------------------------------------------------------
Revenues:
  Indoor display                                 $ 2,990        $ 3,434
  Outdoor display                                  5,530          5,154
  Entertainment/real estate                        3,090          3,061
                                                 -------        -------
Total revenues                                    11,610         11,649
                                                 =======        =======
Operating income:
  Indoor display                                    (333)           309
  Outdoor display                                     23            124
  Entertainment/real estate                          821            812
                                                 -------        -------
Total operating income                               511          1,245
Other income (loss)                                   (1)            25
Corporate general and administrative expenses     (1,092)        (1,008)
Interest expense-net                              (1,063)          (946)
Income tax benefit                                   572            262
                                                 -------        -------
Net loss                                         $(1,073)       $  (422)
                                                 =======        =======



Note 7 - Components of Net Periodic Pension Cost

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the periods ended March 31, 2006 and 2005.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                     Three months ended March 31
In thousands                                      2006      2005
----------------------------------------------------------------
Service cost                                     $   -     $   -
Interest cost                                      153       156
Expected return on plan assets                    (163)     (156)
Amortization of prior service cost                   4         4
Amortization of net actuarial loss                  77        67
                                                 -----     -----
Net periodic pension cost                        $  71     $  71
                                                 =====     =====

The minimum required contribution for 2006 is expected to be zero, but the Company estimates that it will contribute between zero and $200,000 in 2006.


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

The following results of operations summary information relates to MetroLux for the three months ended March 31, 2006 and 2005, and summary balance sheet information relates to MetroLux as of March 31, 2006 and December 31, 2005:

<CAPTIONS>
                                         Three months ended March 31
In thousands                                        2006        2005
--------------------------------------------------------------------
Revenues                                          $1,141      $  747
Gross profit                                         670         453
Net income                                           149         180
Company's share of partnership net income             74          90
                                                  ------------------

<CAPTIONS>
                                                March 31 December 31
In thousands                                        2006        2005
--------------------------------------------------------------------
Current assets                                    $  292      $3,623
Noncurrent assets                                  1,927       2,021
                                                  ------      ------
Total assets                                       2,219       5,644
                                                  ======      ======

Current liabilities                                  405       2,751
Noncurrent liabilities                               910         883
                                                  ------      ------
Total liabilities                                  1,315       3,634
                                                  ======      ======
Company's equity in partnership net assets        $  490      $1,047
                                                  ------      ------


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

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenues for the three months ended March 31, 2006 remained level compared to the three months ended March 31, 2005 at $11.6 million, although the Indoor display rentals and maintenance revenues and sales revenues decreased, but were offset by increases in Outdoor display sales revenues.

Indoor display revenues decreased $444,000 or 12.9%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $283,000 or 11.6%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. Indoor display equipment sales decreased $161,000 or 16.2%, primarily due to a reduction in sales from the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $376,000 or 7.3%. Of this increase, Outdoor display equipment sales increased $349,000 or 9.1%, primarily in the outdoor catalog sports market. Outdoor display equipment rentals and maintenance revenues increased $27,000 or 2.0%, primarily due to an increase in out of contract service and maintenance offset by the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/Real Estate revenues increased $29,000 or 0.9%, box office revenues remained level, but there was an increase in concession sales.

Total operating income for the three months ended March 31, 2006 decreased $734,000 to $511,000 from $1.2 million for the three months ended March 31, 2005, principally due to the reduction in revenues in the Indoor display segment and a decrease in the gross margin in both the Indoor and Outdoor sold equipment due to the product mix.

Indoor display operating income decreased $642,000, from $309,000 to an operating loss of $333,000, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin on sold equipment due to the product mix. The cost of Indoor displays represented 76.6% of related revenues in 2006 compared to 62.6% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and the costs to maintain the equipment, such as the field services costs remaining level. Indoor display cost of equipment sales decreased $132,000 or 37.3%, primarily due to the decrease in revenues and the product mix. There was a decrease in the gross margin of Indoor display equipment sales due to the product mix of sales to the transportation market. Indoor display general and administrative expenses increased $58,000 or 6.0%, primarily due to an increase in travel costs and commission. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income decreased $102,000, from $124,000 to $22,000, primarily as a result of the product mix, a $50,000 non-recurring material cost and a $97,000 increase in the allowance for doubtful accounts receivable, offset by a decrease of $100,000 in field service costs. The Company continues to address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. The cost of outdoor displays represented 80.2% of related revenues in 2006 compared to 80.7% in 2005. Outdoor display cost of equipment sales increased $369,000 or 12.7%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $94,000 or 7.5%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses increased $203,000, or 23.3%, primarily due to an increase in engineering costs, travel costs, salaries and benefits. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income increased $10,000 or 1.3%, primarily due to an increase in concession sales. The cost of entertainment/real estate represented 69.9% of related revenues in 2006 compared to 71.9% in 2005. Cost of entertainment/real estate, which includes film rental costs and depreciation expense, decreased $40,000 or 1.8%, primarily due to the reduction in certain overhead costs. Entertainment/Real Estate general and administrative expenses increased $43,000 primarily due to increased salaries and travel costs.

Corporate general and administrative expenses increased $84,000 or 8.4%, primarily due to an increase in salaries and benefits, such as medical costs. The Company has taken additional measures to reduce certain overhead costs in the first quarter of 2006, which should be reflected in future quarters.

Net interest expense increased $117,000, which is primarily attributable to an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rate for the three months ended March 31, 2006 and 2005 was 34.8% and 38.3%, respectively.


Liquidity and Capital Resources

The regular quarterly cash dividend for the first quarter of 2006 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock was declared by the Board of Directors on March 21, 2006, payable to stockholders of record as of April 20, 2006, and was paid May 2, 2006.

The Company has a bank Credit Agreement, which was amended in 2006, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.23% to 7.25% at March 31, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and maturing January 1, 2008. At March 31, 2006, the non-revolving line of credit was fully available as none had been drawn and $4.1 million was available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $19.0 million, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. At March 31, 2006, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.

The Company continually evaluates the need and availability of long-term capital and is concentrating on restructuring the current 7 1/2% Notes that are due December 1, 2006.

On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding and $18.0 million principal amount of the 8 1/4% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006 and are senior to the 7 1/2% Notes and the Company's 9 1/2% Debentures due 2012.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These consist of payments under the Company's long-term debt agreements, including the 7 1/2% Convertible Subordinated Notes not exchanged in the Exchange Offer that mature December 1, 2006, employment and consulting agreement payments and rent payments required under operating lease agreements.

The following table summarizes the Company's fixed cash obligations as of March
31, 2006 for the remainder of 2006 and the next four years:

<CAPTIONS>
                                Remainder of
--------------------------------------------------------------------------------
In thousands                            2006    2007      2008     2009     2010
--------------------------------------------------------------------------------
Long-term debt, including interest   $16,825  $5,453   $11,207   $3,891   $4,110
Employment and consulting
  agreement obligations                1,281   1,640     1,435      860      482
Operating lease payments                 552     533       446      316      293
                                     -------  ------   -------   ------   ------
Total                                $18,658  $7,626   $13,088   $5,067   $4,885
--------------------------------------------------------------------------------

Cash and cash equivalents decreased $5.3 million for the three months ended March 31, 2006 compared to a decrease of $1.2 million in 2005. The decrease in 2006 is primarily attributable to a $4.1 million repayment on the revolving line of credit and $0.3 million of scheduled payments of long-term debt, cash used in operating activities of $325,000 and investment in equipment for rental. The decrease in 2005 is primarily attributable to the investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado and scheduled payments of long-term debt.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary and previously its Australian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2006, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $251,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $152,000, based on dealer quotes, considering current exchange rates.


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


                          Part II - Other Information



Item 1A. Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has incurred losses in the three-month period ended March 31, 2006 of $1,073,000 and $1,793,000 for the year ended December 31, 2005. The Company also has a negative working capital of $431,000 as of March 31, 2006 and has negative cash flows from operations for the three months ended March 31, 2006 of $325,000. Additionally the Company has current debt obligations of $14,285,000, which includes $12.2 million of the Company's 7 1/2% Notes that are due December 1, 2006. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations for the next twelve months. Management's plans include the use of its non-revolving line of credit to fund its current debt obligations (See Note
3) and monitoring and reducing expenses. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives.


Item 5.  Other Information

None.


Item 6.  Exhibits

         10.1 Employment Agreement with Karl Hirschauer dated as of April 1, 2006, filed herewith.

         10.2 Amendment No. 1 to the Amended and Restated Commercial Loan and Security Agreement with People's Bank dated as of December 31, 2005, filed herewith

         31.1 Certification of Michael R. Mulcahy, President and Co-Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                       TRANS-LUX CORPORATION
                                       ---------------------
                                            (Registrant)

Date:  May 15, 2006



                                       by /s/ Angela D. Toppi
                                         -----------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer