Form 10-Q
period 2006-06-30
TRANS LUX CORP
filed 2006-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                                 -------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Date                         Class                       Shares Outstanding
--------           ------------------------------         ------------------
08/11/06           Common Stock - $1.00 Par Value              973,598
08/11/06           Class B Stock - $1.00 Par Value             286,814
                   (Immediately convertible into a like
                   number of shares of Common Stock.)

                            TRANS-LUX CORPORATION AND SUBSIDIARIES

                                       Table of Contents
<CAPTIONS>
                                                                                   Page No.
                                                                                   --------
Part I - Financial Information (unaudited)

         Item 1.  Condensed Consolidated Balance Sheets - June 30, 2006
                  and December 31, 2005 (audited)                                         1

                  Condensed Consolidated Statements of Operations - Three
                  and Six Months Ended June 30, 2006 and 2005                             2

                  Condensed Consolidated Statements of Cash Flows - Six
                  Months Ended June 30, 2006 and 2005                                     3

                  Notes to Condensed Consolidated Financial Statements                    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             15

         Item 4.  Controls and Procedures                                                16


Part II - Other Information

          Item 1A. Risk Factors                                                          16

          Item 4.  Submission of Matters to a Vote of Security Holders                   17

          Item 5.  Other Information                                                     17

          Item 6.  Exhibits                                                              18

Signatures                                                                               18

Exhibits

                                    Part I - Financial Information
                                    ------------------------------

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                       June 30    December 31
In thousands, except share data                                          2006         2005
---------------------------------------------------------------------------------------------
                                                                   (unaudited)      (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 4,573       $ 13,610
  Available-for-sale securities                                            176            431
  Receivables, less allowance of $1,055 - 2006 and $935 - 2005           6,921          6,321
  Unbilled receivables                                                   1,000            842
  Inventories                                                            5,911          5,658
  Prepaids and other                                                     1,329          1,149
                                                                       -------       --------
    Total current assets                                                19,910         28,011
                                                                       -------       --------
Rental equipment                                                        93,787         91,648
  Less accumulated depreciation                                         60,133         56,280
                                                                       -------       --------
                                                                        33,654         35,368
                                                                       -------       --------
Property, plant and equipment                                           39,421         39,188
  Less accumulated depreciation                                         10,599          9,850
                                                                       -------       --------
                                                                        28,822         29,338
Goodwill                                                                 1,004          1,004
Other assets                                                             6,329          6,829
                                                                       -------       --------
TOTAL ASSETS                                                           $89,719       $100,550
                                                                       =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 2,738       $  2,821
  Accrued liabilities                                                    6,762          6,986
  Current portion of long-term debt                                      2,174         14,145
                                                                       -------       --------
    Total current liabilities                                           11,674         23,952
                                                                       -------       --------
Long-term debt:
  8 1/4% limited convertible senior subordinated notes due 2012         17,976         17,868
  9 1/2% subordinated debentures due 2012                                1,057          1,057
  Notes payable                                                         33,137         29,440
                                                                       -------       --------
                                                                        52,170         48,365
Deferred credits, deposits and other                                     2,566          2,859
Deferred income taxes                                                    2,300          2,978
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2006 and 2005                             2,453          2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2006 and 2005                                 287            287
  Additional paid-in-capital                                            13,903         13,901
  Retained earnings                                                     17,374         18,883
  Accumulated other comprehensive loss                                  (1,167)        (1,287)
                                                                       -------       --------
                                                                        32,850         34,237
  Less treasury stock - at cost - 1,480,045 shares in 2006 and 2005
    (excludes additional 286,814 shares held in 2006 and 2005
    for conversion of Class B stock)                                    11,841         11,841
                                                                       -------       --------
    Total stockholders' equity                                          21,009         22,396
                                                                       -------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $89,719       $100,550
                                                                       =======       ========
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

<CAPTIONS>
                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30                 JUNE 30
                                                      ------------------      ------------------

In thousands, except per share data                     2006       2005         2006       2005
------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                   $ 3,487    $ 3,830      $ 7,007    $ 7,605
  Equipment sales                                       6,790      6,299       11,790     11,112
  Theatre receipts and other                            3,432      3,335        6,522      6,396
                                                      -------    -------      -------    -------
    Total revenues                                     13,709     13,464       25,319     25,113
                                                      -------    -------      -------    -------
Operating expenses:
  Cost of equipment rentals and maintenance             2,949      3,146        5,908      6,191
  Cost of equipment sales                               4,958      4,221        8,726      7,488
  Cost of theatre receipts and other                    2,455      2,447        4,615      4,647
                                                      -------    -------      -------    -------
    Total operating expenses                           10,362      9,814       19,249     18,326
                                                      -------    -------      -------    -------

Gross profit from operations                            3,347      3,650        6,070      6,787
General and administrative expenses                    (3,102)    (3,631)      (6,480)    (6,621)
Interest income                                           136        155          201        201
Interest expense                                       (1,160)    (1,048)      (2,288)    (2,040)
Gain on sale of assets                                      -        108            -        108
Other income                                               19         27           18         52
                                                      -------    -------      -------    -------
Loss from operations before income from joint
  venture and income taxes                               (760)      (739)      (2,479)    (1,513)

Income from joint venture                                 129         89          203        179
Income tax benefit                                        238        249          810        511
                                                      -------    -------      -------    -------

Net loss                                              $  (393)   $  (401)     $(1,466)   $  (823)
                                                      =======    =======      =======    =======

Loss per share - basic                                $ (0.31)   $ (0.32)     $ (1.16)   $ (0.65)
                                                      =======    =======      =======    =======

Average common shares outstanding - basic               1,260      1,261        1,260      1,261
                                                      =======    =======      =======    =======

Cash dividends per share:
  Common stock                                        $     -    $ 0.035      $ 0.035    $ 0.070
  Class B stock                                       $     -    $0.0315      $0.0315    $0.0630
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
<CAPTIONS>
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                                  -------------------
In thousands                                                                         2006        2005
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                          $ (1,466)   $  (823)
Adjustment to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                      4,770      4,821
  Income from joint venture                                                           (203)      (179)
  Deferred income taxes                                                               (684)      (524)
  Gain on sale of assets                                                                 -       (108)
  Loss (gain) on sale of available-for-sale securities                                  15         (1)
  Changes in operating assets and liabilities:
    Receivables                                                                       (758)      (531)
    Inventories                                                                       (253)        73
    Prepaids and other assets                                                         (423)      (470)
    Accounts payable and accruals                                                     (196)    (1,101)
    Deferred credits, deposits and other                                              (293)        (6)
                                                                                  --------    -------
      Net cash provided by operating activities                                        509      1,151
                                                                                  --------    -------

Cash flows from investing activities
Equipment manufactured for rental                                                   (2,139)    (1,881)
Purchases of property, plant and equipment                                            (233)      (575)
Purchases of available-for-sale securities                                               -       (114)
Proceeds from sale of available-for-sale securities                                    257         32
Proceeds from joint venture, net                                                       778        175
Proceeds from sale of assets                                                             -        206
                                                                                  --------    -------
      Net cash used in investing activities                                         (1,337)    (2,157)
                                                                                  --------    -------

Cash flows from financing activities
Proceeds from long-term debt                                                         6,250        903
Payments of long-term debt                                                         (14,416)      (676)
Cash dividends                                                                         (43)       (88)
Purchase of treasury stock                                                               -         (2)
                                                                                  --------    -------
      Net cash (used in) provided by financing activities                           (8,209)       137
                                                                                  --------    -------

Net decrease in cash and cash equivalents                                           (9,037)      (869)
Cash and cash equivalents at beginning of year                                      13,610     12,398
                                                                                  --------    -------

Cash and cash equivalents at end of period                                        $  4,573    $11,529
                                                                                  ========    =======
-----------------------------------------------------------------------------------------------------
Interest paid                                                                     $  2,282    $ 1,812
Income taxes paid                                                                      164        164
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2006
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the June 30, 2006 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has incurred losses for the three and six months ended June 30, 2006 of $393,000 and $1,466,000, respectively, and $1,793,000 for the year ended December 31, 2005. However, the Company does have positive working capital of $8.2 million as of June 30, 2006 and a positive cash flow from operations for the six months ended June 30, 2006 of $509,000. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations through June 30, 2007.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123(R) requires using a modified version of prospective application under which compensation costs are recognized over the remaining service period for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, whereby compensation costs are recognized in the consolidated statements of operations in the period beginning in January 1, 2006. Accordingly, compensation cost amounts for prior periods are presented in the Company's footnotes but the consolidated financial statements have not been restated to reflect, and do not retroactively include, the impact of SFAS 123(R). Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the six months ended June 30, 2006 was approximately $2,000, net of tax.
See Note 5 - Stock Option Plans, for additional disclosures.


Note 2 - Inventories

Inventories consist of the following:

<CAPTIONS>
                    June 30     December 31
In thousands           2006            2005
-------------------------------------------
Raw materials        $3,820          $3,740
Work-in-progress      1,437           1,411
Finished goods          654             507
                     ------          ------
                     $5,911          $5,658
                     ======          ======


Note 3 - Long-Term Debt

During the six months ended June 30, 2006, long-term debt, including current portion, decreased $8.2 million. On June 15, 2006, the Company redeemed all of its $12.2 million 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes"). The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on the June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the current market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. Also during the six months ended June 30, 2006, the Company repaid $1.2 million of it revolving loan facility and made regularly scheduled payments of long-term debt, offset by $150,000 from the State of Iowa and City of Des Moines as a zero percent interest loan for a five year term.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.85% to 8.25% at June 30, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and matures January 1, 2008. At June 30, 2006, $6.1 million of the non-revolving line of credit was outstanding and $3.8 million of the revolving loan was outstanding, leaving $1.2 million available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. At June 30, 2006, the Company was in compliance with the forgoing financial covenants; but the Company was not in compliance with its minimum tangible net worth of not less than $19.0 million, which its senior lender has waived at June 30, 2006.

On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding, which were subsequently redeemed. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006, and are senior to the 7 1/2% Notes and the Company's 9 1/2% Subordinated Debentures (the "Debentures") due 2012.


Note 4 - Reporting Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows:

<CAPTIONS>
                                                          Three months ended June 30      Six months ended June 30
In thousands                                                  2006              2005          2006            2005
------------------------------------------------------------------------------------------------------------------
Net loss                                                      $(393)           $(401)      $(1,466)          $(823)
                                                              -----            -----       -------           -----
Other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss)           124              (24)          110             (40)
  Unrealized holding gain (loss) on securities                   10                7            17             (18)
  Income taxes related to other comprehensive
    income (loss) items                                          (4)              (3)           (7)              7
                                                              -----            -----       -------           -----
Total other comprehensive income (loss), net of tax             130              (20)          120             (51)
                                                              -----            -----       -------           -----
Comprehensive loss                                            $(263)           $(421)      $(1,346)          $(874)
                                                              =====            =====       =======           =====


Note 5 - Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.

The following summarizes the activity of the Company's stock options for the six months ended June 30, 2006:

<CAPTIONS>
                                                         Weighted
                                            Weighted      Average
                                             Average    Remaining  Aggregate
                                            Exercise  Contractual  Intrinsic
                                  Options  Price ($)   Term (Yrs)      Value
----------------------------------------------------------------------------
Outstanding at beginning of year   71,300       6.10
Granted                                 -
Exercised                               -
Terminated                           (500)      5.38
                                   ------
Outstanding at end of period       70,800       6.11          4.5
                                   ======                     ===

Vested and expected to vest
  at end of period                 70,800       6.11          4.5    205,000
                                   ======                     ===    =======

Exercisable at end of period       68,800       6.11          4.5    199,000
                                   ======                     ===    =======

As of June 30, 2006, there was $1,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost will be recognized in the third quarter of 2006.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123. The Company did not recognize stock option-based compensation cost in our consolidated statements of operations for the periods prior to the adoption of SFAS 123(R), as all options granted had an exercise price equal to the market price of our common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                                   Three months ended    Six months ended
In thousands, except per share data                     June 30, 2005       June 30, 2005
-----------------------------------------------------------------------------------------
Net loss, as reported                                          $ (401)             $ (823)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                                 1                   7
                                                               ------              ------
Pro forma net loss                                             $ (402)             $ (830)
                                                               ======              ======
Basic loss per share:
  As reported                                                  $(0.32)             $(0.65)
  Pro forma                                                    $(0.32)             $(0.66)
                                                               ------              ------

In accordance with SFAS 123(R), the fair value of each option grant has been estimated as of the date of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                          Three and six months ended
                                       June 30, 2005
----------------------------------------------------
Dividend yield                                 2.06%
Expected volatility                           43.00%
Risk free interest rate                        4.59%
Expected life (in years)                       4.0



Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/Real Estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture activities. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $1.0 million, $0.9 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments for the three and six months ended June 30, 2006 and 2005 is as follows:
<CAPTIONS>

                                                     Three months ended June 30      Six months ended June 30
In thousands                                             2006              2005         2006             2005
-------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 3,335           $ 3,808      $ 6,325          $ 7,242
  Outdoor display                                       6,942             6,321       12,472           11,475
  Entertainment/real estate                             3,432             3,335        6,522            6,396
                                                      -------           -------      -------          -------
Total revenues                                         13,709            13,464       25,319           25,113
                                                      =======           =======      =======          =======
Operating income (loss):
  Indoor display                                         (202)              390         (535)             699
  Outdoor display                                         504               416          527              540
  Entertainment/real estate                               913               806        1,734            1,618
                                                      -------           -------      -------          -------
Total operating income                                  1,215             1,612        1,726            2,857
Other income                                               19               135           18              160
Corporate general and administrative expenses            (841)           (1,504)      (1,933)          (2,512)
Interest expense - net                                 (1,024)             (893)      (2,087)          (1,839)
Income tax benefit                                        238               249          810              511
                                                      -------           -------      -------          -------
Net loss                                              $  (393)          $  (401)     $(1,466)         $  (823)
                                                      =======           =======      =======          =======


Note 7 - Components of Net Periodic Pension Cost

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the periods ended June 30, 2006 and 2005.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                             Three months ended June 30     Six months ended June 30
In thousands                          2006         2005            2006        2005
-----------------------------------------------------------------------------------
Interest cost                        $ 153        $ 156           $ 306       $ 312
Expected return on plan assets        (163)        (156)           (326)       (312)
Amortization of prior service cost       4            4               8           8
Amortization of net actuarial loss      77           67             154         134
                                     -----        -----           -----       -----
Net periodic pension cost            $  71        $  71           $ 142       $ 142
                                     =====        =====           =====       =====

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

The following results of operations summary information relates to MetroLux for the three and six months ended June 30, 2006 and 2005, and summary balance sheet information relates to MetroLux as of June 30, 2006 and December 31, 2005:

<CAPTIONS>
                                      Three months ended June 30       Six months ended June 30
In thousands                                  2006          2005             2006          2005
-----------------------------------------------------------------------------------------------
Revenues                                    $1,308          $848           $2,448        $1,595
Gross profit                                   757           470            1,427           923
Net income                                     257           178              406           358
Company's share of partnership net income      129            89              203           179
                                            ---------------------------------------------------

<CAPTIONS>
                                           June 30   December 31
In thousands                                  2006          2005
----------------------------------------------------------------
Current assets                              $  324        $3,623
Noncurrent assets                            1,893         2,021
                                            ------        ------
Total assets                                 2,217         5,644
                                            ======        ======

Current liabilities                            484         2,751
Noncurrent liabilities                         872           883
                                            ------        ------
Total liabilities                            1,356         3,634
                                            ======        ======
Company's equity in partnership net assets  $  513        $1,047
                                            ------        ------

The Company's equity in partnership net assets is reflected in other assets in the consolidated balance sheets. The Company has guaranteed $0.7 million (75%) of a $1.0 million business loan to finance theatre equipment at its new fourteen-plex theatre held by MetroLux, until May 2011, and, accordingly has recognized a liability for $42,000 at June 30, 2006. The unrelated 50% partner of MetroLux also guaranteed $0.7 million (75%) of the $1.0 million business loan. The assets of MetroLux collateralize this business loan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, retail, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments:
Indoor Display, Outdoor Display and Entertainment/Real Estate.

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total revenues for the six months ended June 30, 2006 increased $206,000 or 0.8% to $25.3 million from $25.1 million for the six months ended June 30, 2005, principally due to increases in Outdoor display sales revenues, offset by decreases in Indoor display rentals and maintenance revenues and sales revenues.

Indoor display revenues decreased $917,000 or 12.7%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $556,000 or 11.4%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. Indoor display equipment sales decreased $361,000 or 15.3%, primarily due to a reduction in sales from the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $997,000 or 8.7%. Of this increase, Outdoor display equipment sales increased $1.0 million or 11.9%, primarily in the outdoor catalog sports market. Outdoor display equipment rentals and maintenance revenues decreased $42,000 or 1.5%, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/Real Estate revenues increased $126,000 or 2.0%, primarily due to an increase in concession sales, while box office revenues remained level.

Total operating income for the six months ended June 30, 2006 decreased 39.6% to $1.7 million from $2.9 million for the six months ended June 30, 2005, principally due to the reduction in revenues in the Indoor display segment and a decrease in the gross margin of the Indoor display segment due to the product mix.

Indoor display operating income decreased $1.2 million, from an operating income of $699,000 to an operating loss of $535,000, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin on sold equipment due to the product mix. The cost of Indoor displays represented 75.0% of related revenues in 2006 compared to 63.8% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company continues to monitor and address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. Indoor display cost of equipment sales increased $229,000 or 24.4%, primarily due to the decrease in the gross margin of Indoor display equipment sales due to the product mix of sales to the transportation market. Indoor display general and administrative expenses increased $197,000 or 10.2%, primarily due to a $70,000 increase in the allowance for doubtful accounts receivable, and an increase in travel costs and commission. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income decreased $13,000 or 2.4%, primarily as a result of the product mix and a $50,000 non-recurring material cost, offset by a decrease of $187,000 in field service costs. The Company continues to address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. The cost of Outdoor displays represented 79.3% of related revenues in 2006 compared to 78.9% in 2005. Outdoor display cost of equipment sales increased $1.0 million or 15.4%, principally due to the increase in volume from the outdoor catalog sports market. Outdoor display cost of equipment rentals and maintenance decreased $174,000 or 6.9%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses increased $175,000 or 9.3%, primarily due to an increase in engineering costs, travel costs, salaries and benefits. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income increased $116,000 or 7.2%, primarily due to an increase in concession sales. The cost of Entertainment/real estate represented 70.8% of related revenues in 2006 compared to 72.7% in 2005. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, decreased $32,000 or 0.7%, primarily due to the reduction in certain operating expenses. Entertainment/Real Estate general and administrative expenses increased $66,000 primarily due to increased salaries and travel costs.

Corporate general and administrative expenses decreased $579,000 or 23.0%, primarily due to reductions in insurance expense, payroll and benefits, and the positive effect of a currency exchange gain in 2006 of $89,000 compared to a currency exchange loss of $58,000 in 2005.

Net interest expense increased $248,000 or 13.5%, which is primarily attributable to an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rates for the six months ended June 30, 2006 and 2005 were 35.6% and 38.3%, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total revenues for the three months ended June 30, 2006 increased $245,000 or 1.8% to $13.7 million from $13.5 million for the three months ended June 30, 2005, principally due to increases in Outdoor display sales revenues, offset by decreases in Indoor display rentals and maintenance revenues and sales revenues.

Indoor display revenues decreased $472,000 or 12.4%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $272,000 or 11.1%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. Indoor display equipment sales decreased $200,000 or 14.7%, primarily due to a reduction in sales from the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $620,000 or 9.8%. Of this increase, Outdoor display equipment sales increased $690,000 or 14.0%, primarily in the outdoor catalog sports market. Outdoor display equipment rentals and maintenance revenues decreased $70,000 or 5.1%, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/Real Estate revenues increased $97,000 or 2.9%, primarily due to an increase in concession sales, while box office revenues remained level.

Total operating income for the three months ended June 30, 2006 decreased $397,000 to $1.2 million from $1.6 million for the three months ended June 30, 2005, principally due to the reduction in revenues in the Indoor display segment and a decrease in the gross margin in the Indoor display segment due to the product mix.

Indoor display operating income decreased $591,000, from an operating income of $390,000 to an operating loss of $201,000, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin on sold equipment due to the product mix. The cost of Indoor displays represented 73.4% of related revenues in 2006 compared to 64.9% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company reduced the cost of field service by $89,000 during the three months ended June 30, 2006 and continues to monitor and address these costs to bring them in line with revenues from equipment rentals and maintenance. Indoor display cost of equipment sales increased $97,000 or 16.6%, primarily due to the decrease in the gross margin of Indoor display equipment sales due to the product mix of sales to the transportation market. Indoor display general and administrative expenses increased $139,000 or 14.6%, primarily due to an increase in travel costs and commission. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $88,000 or 21.1%, primarily as a result of a decrease of $87,000 in field service costs. The Company continues to monitor and address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. The cost of Outdoor displays represented 78.6% of related revenues in 2006 compared to 77.5% in 2005.
Outdoor display cost of equipment sales increased $640,000 or 17.6%, principally due to the increase in volume from the outdoor catalog sports market. Outdoor display cost of equipment rentals and maintenance decreased $80,000 or 6.3%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased $28,000 or 2.8%, primarily due to a reduction in certain selling expenses. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income increased $106,000 or 13.1%, primarily due to an increase in concession sales. The cost of Entertainment/real estate represented 71.5% of related revenues in 2006 compared to 73.4% in 2005. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, remained level. Entertainment/Real Estate general and administrative expenses increased $23,000 or 13.6%, primarily due to increased salaries and travel costs.

Corporate general and administrative expenses decreased $663,000 or 44.1%, primarily due to reductions in insurance expense, payroll and benefits, and the positive effect of a currency exchange gain in 2006 of $94,000 compared to a currency exchange loss of $46,000 in 2005.

Net interest expense increased $131,000 or 14.7%, which is primarily attributable to an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rates for the three months ended June 30, 2006 and 2005 were 37.7% and 38.3%, respectively.



Liquidity and Capital Resources

On June 13, 2006, the Board of Directors of the Corporation did not declare a regular quarterly cash dividend for the second quarter of 2006 of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock in order to conserve cash and prepay debt.

On June 15, 2006, the Company redeemed all of its $12.2 million 7 1/2% Notes. The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on the June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the current market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Convertible Subordinated Notes due December 1, 2006, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.85% to 8.25% at June 30, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and matures January 1, 2008. At June 30, 2006, $6.1 million of the non-revolving line of credit was outstanding and $3.8 million of the revolving loan was outstanding, leaving $1.2 million available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of
1.1 to 1.0 through June 30, 2006 and 1.2 to 1.0 for quarters ending September 30, 2006 and thereafter, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. At June 30, 2006, the Company was in compliance with the forgoing financial covenants; but the Company was not in compliance with its minimum tangible net worth of not less than $19.0 million, which its senior lender has waived at June 30, 2006.

On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding, and $18.0 million principal amount of the 8 1/4% Notes outstanding. The 7 1/2% Notes were subsequently redeemed. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006, and are senior to the 7 1/2% Notes and the Company's Debentures.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These consist of payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements.

The following table summarizes the Company's fixed cash obligations as of June
30, 2006 for the remainder of 2006 and the next four years:

<CAPTIONS>
                               Remainder of
In thousands                           2006     2007     2008     2009     2010
-------------------------------------------------------------------------------
Long-term debt, including interest   $2,544   $7,348  $20,188   $3,869   $3,810
Employment and consulting
  agreement obligations                 831    1,667    1,435      860      482
Operating lease payments                373      533      446      316      293
                                     ------   ------  -------   ------   ------
Total                                $3,748   $9,548  $22,069   $5,045   $4,585
-------------------------------------------------------------------------------

Cash and cash equivalents decreased $9.0 million for the six months ended June 30, 2006 compared to a decrease of $0.9 million in 2005. The decrease in 2006 is primarily attributable to the redemption of the outstanding $12.2 million 7 1/2% Notes on June 15, 2006. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. The Company also made a net $1.2 million repayment on the revolving line of credit and $1.1 million of scheduled payments of long-term debt, and made investments in equipment for rental, offset by the proceeds from the joint venture. The decrease in 2005 is primarily attributable to the investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado and scheduled payments of long-term debt.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2006, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $334,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $170,000, based on dealer quotes, considering current exchange rates.


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

The Company has incurred losses for the three and six months ended June 30, 2006 of $393,000 and $1,466,000, respectively, and $1,793,000 for the year ended December 31, 2005. However, the Company does have positive working capital of $8.2 million as of June 30, 2006 and a positive cash flow from operations for the six months ended June 30, 2006 of $509,000. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations through June 30, 2007.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on June 13, 2006 for the purpose of electing directors and ratifying the retention of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:
<CAPTIONS>
                                    For          Withheld
                                    ---          --------
         Steven Baruch              3,615,676    151,425
         Thomas Brandt              3,563,451    203,650
         Howard M. Brenner          3,619,371    147,730

The following directors are continuing their terms as directors:

         Gene Jankowski, One-Year Remaining
         Richard Brandt, One-Year Remaining
         Jean Firstenberg, One-Year Remaining
         Victor Liss, One-Year Remaining
         Matthew Brandt, Two-Years Remaining
         Robert B. Greenes, Two-Years Remaining
         Howard S. Modlin, Two-Years Remaining
         Michael R. Mulcahy, Two-Years Remaining

The recommendation to ratify the retention of Eisner LLP as the independent auditors for the Company was approved by the following vote:

<CAPTIONS>
                   For          Against    Abstain
                   ---          -------    -------
         Totals    3,584,849    135,737    46,515


Item 5.  Other Information

During the quarter for which this report on Form 10-Q is filed, the registrant filed a Form 8-K dated June 13, 2006, stating that the Board of Directors of the Corporation did not declare a quarterly dividend in order to conserve cash and pay debt.


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

Date:  August 14, 2006


                                       by /s/ Angela D. Toppi
                                          --------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer