Form 10-Q
period 2006-09-30
TRANS LUX CORP
filed 2006-11-17
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2006
                                              ------------------

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


                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                          Shares Outstanding
--------           ------------------------------------     ------------------
11/16/06           Common Stock - $1.00 Par Value                973,598
11/16/06           Class B Stock - $1.00 Par Value               286,814
                   (Immediately convertible into a like
                    number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                              Page No.
Part I - Financial Information (unaudited)

         Item 1.  Condensed Consolidated Balance Sheets - September 30, 2006
                  and December 31, 2005                                             1

                  Condensed Consolidated Statements of Operations - Three
                  and Nine Months Ended September 30, 2006 and 2005                 2

                  Condensed Consolidated Statements of Cash Flows - Nine
                  Months Ended September 30, 2006 and 2005                          3

                  Notes to Condensed Consolidated Financial Statements              4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk       17

         Item 4.  Controls and Procedures                                          17


Part II - Other Information

         Item 1A. Risk Factors                                                     18

         Item 5.  Other Information                                                18

         Item 6.  Exhibits                                                         18

Signatures                                                                         19

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
<CAPTIONS>
                                                                 September 30      December 31
In thousands, except share data                                       2006             2005
----------------------------------------------------------------------------------------------
                                                                  (unaudited)     (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 3,713         $ 13,610
  Available-for-sale securities                                           187              431
  Receivables, less allowance of $1,094 - 2006 and $935 - 2005          8,801            6,321
  Unbilled receivables                                                  1,053              842
  Inventories                                                           6,381            5,658
  Prepaids and other                                                    1,131            1,149
                                                                      -------         --------
    Total current assets                                               21,266           28,011
                                                                      -------         --------
Rental equipment                                                       94,525           91,648
  Less accumulated depreciation                                        62,059           56,280
                                                                      -------         --------
                                                                       32,466           35,368
                                                                      -------         --------
Property, plant and equipment                                          39,582           39,188
  Less accumulated depreciation                                        10,972            9,850
                                                                      -------         --------
                                                                       28,610           29,338
Goodwill                                                                1,004            1,004
Other assets                                                            6,258            6,829
                                                                      -------         --------
TOTAL ASSETS                                                          $89,604         $100,550
                                                                      =======         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 3,381         $  2,821
  Accrued liabilities                                                   6,512            6,986
  Current portion of long-term debt                                     2,545           14,145
                                                                      -------         --------
    Total current liabilities                                          12,438           23,952
                                                                      -------         --------
Long-term debt:
  8 1/4% limited convertible senior subordinated notes due 2012        17,976           17,868
  9 1/2% subordinated debentures due 2012                               1,057            1,057
  Notes payable                                                        32,243           29,440
                                                                      -------         --------
                                                                       51,276           48,365
Deferred credits, deposits and other                                    2,441            2,859
Deferred income taxes                                                   2,374            2,978
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2006 and 2005                            2,453            2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2006 and 2005                                287              287
  Additional paid-in-capital                                           13,905           13,901
  Retained earnings                                                    17,435           18,883
  Accumulated other comprehensive loss                                 (1,164)          (1,287)
                                                                      -------         --------
                                                                       32,916           34,237

  Less treasury stock - at cost - 1,480,045 shares in 2006 and 2005
    (excludes additional 286,814 shares held in 2006 and 2005
    for conversion of Class B stock)                                   11,841           11,841
                                                                      -------         --------
    Total stockholders' equity                                         21,075           22,396
                                                                      -------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $89,604         $100,550
                                                                      =======         ========
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

<CAPTIONS>
                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30            SEPTEMBER 30
In thousands, except per share data               2006       2005         2006       2005
------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance             $ 3,340    $ 3,837      $10,347    $11,442
  Equipment sales                                 8,645      8,283       20,435     19,395
  Theatre receipts and other                      3,452      3,236        9,974      9,632
                                                -------    -------      -------    -------
    Total revenues                               15,437     15,356       40,756     40,469
                                                -------    -------      -------    -------

Operating expenses:
  Cost of equipment rentals and maintenance       3,002      3,188        8,910      9,379
  Cost of equipment sales                         5,864      5,602       14,590     13,090
  Cost of theatre receipts and other              2,474      2,425        7,089      7,072
                                                -------    -------      -------    -------
    Total operating expenses                     11,340     11,215       30,589     29,541
                                                -------    -------      -------    -------

Gross profit from operations                      4,097      4,141       10,167     10,928
General and administrative expenses              (3,022)    (3,198)      (9,502)    (9,819)
Interest income                                      47         63          248        264
Interest expense                                 (1,109)    (1,076)      (3,397)    (3,116)
Gain on sale of assets                                -          -            -        108
Other income                                          9         22           27         74
                                                -------    -------      --------   -------
Income (loss) from operations before income
    from joint venture and income taxes              22        (48)      (2,457)    (1,561)

Income from joint venture                           123         74          326        253
Income tax (provision) benefit                      (84)       (15)         726        496
                                                -------    -------      -------    -------

Net income (loss)                               $    61    $    11      $(1,405)   $  (812)
                                                =======    =======      =======    =======

Earnings (loss) per share - basic and diluted   $  0.04    $  0.01      $ (1.12)   $ (0.64)
                                                =======    =======      =======    =======

Average common shares outstanding - basic
  and diluted                                     1,260      1,260        1,260      1,261
                                                =======    =======      =======    =======

Cash dividends per share:
  Common stock                                  $     -    $ 0.035      $ 0.035    $ 0.105
  Class B stock                                 $     -    $0.0315      $0.0315    $0.0945
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                TRANS-LUX CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)

<CAPTIONS>
                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                   -------------------
In thousands                                                                           2006       2005
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                           $ (1,405)   $  (812)
Adjustment to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                       7,145      7,229
  Income from joint venture                                                            (326)      (253)
  Deferred income taxes                                                                (615)      (640)
  Gain on sale of assets                                                                  -       (108)
  Loss (gain) on sale of available-for-sale securities                                   15         (1)
  Changes in operating assets and liabilities:
    Receivables                                                                      (2,691)    (2,717)
    Inventories                                                                        (723)      (575)
    Prepaids and other assets                                                          (207)      (272)
    Accounts payable and accruals                                                       196     (1,429)
    Deferred credits, deposits and other                                               (418)       (23)
                                                                                   --------    -------
      Net cash provided by operating activities                                         971        399
                                                                                   --------    -------

Cash flows from investing activities
Equipment manufactured for rental                                                    (2,877)     (3,176)
Purchases of property, plant and equipment                                             (394)     (1,757)
Purchases of available-for-sale securities                                                -        (114)
Proceeds from sale of available-for-sale securities                                     257          32
Proceeds from joint venture, net                                                        878        (125)
Proceeds from sale of assets                                                              -         200
                                                                                   --------    --------
      Net cash used in investing activities                                          (2,136)     (4,940)
                                                                                   --------    --------
Cash flows from financing activities
Proceeds from long-term debt                                                          6,250       1,753
Payments of long-term debt                                                          (14,939)     (1,456)
Cash dividends                                                                          (43)       (132)
Purchase of treasury stock                                                                -          (2)
                                                                                   --------    --------
      Net cash provided by (used in) financing activities                            (8,732)        163
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                            (9,897)     (4,378)
Cash and cash equivalents at beginning of year                                       13,610      12,398
                                                                                   --------    --------

Cash and cash equivalents at end of period                                         $  3,713    $  8,020
                                                                                   ========    ========
-------------------------------------------------------------------------------------------------------
Interest paid                                                                      $  3,650    $  3,106
Income taxes paid                                                                       253         346
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the September 30, 2006 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The condensed consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited financial statements.

The Company has incurred losses for the nine months ended September 30, 2006 of $1,405,000 and $1,793,000 for the year ended December 31, 2005, however it has income of $61,000 for the three months ended September 30, 2006. The Company has positive working capital of $8.8 million as of September 30, 2006 and a positive cash flow from operations for the nine months ended September 30, 2006 and 2005 of $971,000 and $399,000, respectively. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations through September 30, 2007.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards that require companies to record the cost resulting from all share-based payment transactions using the fair value method. Transition under SFAS 123(R) requires using a modified version of prospective application under which compensation costs are recognized over the remaining service period for all unvested share-based payments outstanding or a modified retrospective method under which all prior periods impacted by SFAS 123 are restated. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method, whereby compensation costs are recognized in the consolidated statements of operations in the period beginning in January 1, 2006. Accordingly, compensation cost amounts for prior periods are presented in the Company's footnotes but the consolidated financial statements have not been restated to reflect, and do not retroactively include, the impact of the adoption of SFAS 123(R). Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the nine months ended September 30, 2006 was approximately $3,000, net of tax. See Note 5 - Stock Option Plans, for additional disclosures.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement amends SFAS 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. Finally, this statement amends SFAS 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact of SFAS 155 on the Company's financial condition and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 156"), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this statement. The Company will adopt SFAS 156 in fiscal year 2007. The adoption of this statement is not expected to have A material effect on the Company's financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R" which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity's creation are examined to determine the variability in applying FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company's financial condition and results of operations.

In July 2006, the FASB inssued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether is is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes." The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, "Accounting for Contingencies." The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact of SFAS 157 on the Company's financial condition and results of operations.


Note 2 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                          September 30     December 31
In thousands                      2006            2005
------------------------------------------------------
Raw materials                   $4,119          $3,740
Work-in-progress                 1,543           1,411
Finished goods                     719             507
                                ------          ------
                                $6,381          $5,658
                                ======          ======


Note 3 - Long-Term Debt

During the nine months ended September 30, 2006, long-term debt, including current portion, decreased $8.7 million. On June 15, 2006, the Company redeemed all of its $12.2 million 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes"). The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the current market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. Also during the nine months ended September 30, 2006, the Company repaid $1.2 million of its revolving loan facility and made regularly scheduled payments of long-term debt, offset by $150,000 received from the State of Iowa and City of Des Moines as a zero percent interest loan for a five-year term.

The Company has a bank Credit Agreement, which was amended subsequent to the end of the quarter, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.85% to 8.25% at September 30, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and matures January 1, 2008. At September 30, 2006, $6.1 million of the non-revolving line of credit was outstanding and $3.8 million of the revolving loan was outstanding, leaving $1.2 million available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. At September 30, 2006, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.

On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding, which were subsequently redeemed. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006, and are senior to the 7 1/2% Notes, which were redeemed on June 15, 2006, and the Company's 9 1/2% Subordinated Debentures (the "Debentures") due 2012.


Note 4 - Reporting Comprehensive Income/Loss

Total comprehensive income (loss) for the three and nine months ended September
30, 2006 and 2005 is as follows:

<CAPTIONS>
                                                    Three months ended September 30     Nine months ended September 30
In thousands                                                   2006            2005              2006             2005
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $61            $ 11           $(1,405)           $(812)
                                                                ---            ----           -------            -----
Other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss)            (4)            126               106               86
  Unrealized holding gain (loss) on securities                   11             (14)               28              (32)
  Income taxes related to other comprehensive
    income (loss) items                                          (4)              5               (11)              12
                                                                ---            ----           -------            -----
Total other comprehensive income (loss), net of tax               3             117               123               66
                                                                ---            ----           -------            -----
Comprehensive income (loss)                                     $64            $128           $(1,282)           $(746)
                                                                ===            ====           =======            =====


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

The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2006:

<CAPTIONS>
                                                                           Weighted
                                                            Weighted        Average
                                                             Average      Remaining     Aggregate
                                                            Exercise    Contractual     Intrinsic
                                                 Options    Price ($)    Term (Yrs)     Value ($)
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  71,300     6.10
Granted                                              500     5.95
Exercised                                              -
Terminated                                          (500)    5.38
                                                  ------
Outstanding at end of period                      71,300     6.11               4.3
                                                  ======                        ===
Vested and expected to vest at end of period      71,300     6.11               4.3       206,000
                                                  ======                        ===
Exercisable at end of period                      70,800     6.11               4.3       205,000
                                                  ======                        ===

As of September 30, 2006, there was $1,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost will be recognized in the next four fiscal quarters.

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

The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
                                                   Three months ended      Nine months ended
In thousands, except per share data                September 30, 2005     September 30, 2005
--------------------------------------------------------------------------------------------
Net income (loss), as reported                                  $  11                 $ (812)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                                 1                      8
                                                                -----                 ------
Pro forma net income (loss)                                     $  10                 $ (820)
Basic earnings (loss) per share:
  As reported                                                   $0.01                 $(0.64)
  Pro forma                                                     $0.01                 $(0.66)
                                                                -----                 ------

In accordance with SFAS 123(R), the fair value of each option grant has been estimated as of the date of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                         Three and nine months ended September 30
                                               2006          2005
-----------------------------------------------------------------
Expected dividend yield                       -             2.06%
Expected volatility                          42.00%        43.00%
Risk free interest rate                       4.76%         4.59%
Expected life (in years)                      4.0           4.0
-----------------------------------------------------------------

Note 6 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/real estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the theatre joint venture, MetroLux Theatres. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $1.0 million, $0.9 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2006 and 2005 is as follows:

<CAPTIONS>
                                               Three months ended September 30     Nine months ended September 30
In thousands                                             2006             2005              2006             2005
-----------------------------------------------------------------------------------------------------------------
 Revenues:
  Indoor display                                      $ 3,975          $ 4,080           $10,300          $11,322
  Outdoor display                                       8,010            8,040            20,482           19,515
  Entertainment/real estate                             3,452            3,236             9,974            9,632
                                                      -------          -------           -------          -------
Total revenues                                         15,437           15,356            40,756           40,469
                                                      =======          =======           =======          =======
Operating income (loss):
  Indoor display                                          444              353               (91)           1,052
  Outdoor display                                         999              911             1,526            1,451
  Entertainment/real estate                               906              712             2,640            2,330
                                                      -------          -------           -------          -------
Total operating income                                  2,349            1,976             4,075            4,833
Other income                                                9               22                27              182
Corporate general and administrative expenses          (1,151)            (959)           (3,084)          (3,471)
Interest expense - net                                 (1,062)          (1,013)           (3,149)          (2,852)
Income tax benefit (expense)                              (84)             (15)              726              496
                                                      -------          -------           -------          -------
Net income (loss)                                     $    61          $    11           $(1,405)         $  (812)
                                                      =======          =======           =======          =======


Note 7 - Components of Net Periodic Pension Cost

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the periods ended September 30, 2006 and 2005.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                 Three months ended September 30    Nine months ended September 30
In thousands                               2006             2005            2006              2005
--------------------------------------------------------------------------------------------------
Interest cost                             $ 153            $ 156            $ 459            $ 468
Expected return on plan assets             (163)            (156)            (489)            (468)
Amortization of prior service cost            4                4               12               12
Amortization of net actuarial loss           77               67              231              201
                                          -----            -----            -----            -----
Net periodic pension cost                 $  71            $  71            $ 213            $ 213
                                          =====            =====            =====            =====

There is no minimum required contribution for 2006.


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

The following results of operations summary information relates to MetroLux for the three and nine months ended September 30, 2006 and 2005, and summary balance sheet information relates to MetroLux as of September 30, 2006 and December 31, 2005:

<CAPTIONS>
Summary results of operations
                                          Three months ended September 30      Nine months ended September 30
In thousands                                         2006            2005              2006              2005
-------------------------------------------------------------------------------------------------------------
Revenues                                           $1,434            $765            $3,882            $2,360
Gross profit                                          845             443             2,272             1,366
Net income                                            247             149               653               507
Company's share of partnership net income             123              74               326               253
-------------------------------------------------------------------------------------------------------------

<CAPTIONS>
Summary balance sheets
                                            September 30       December 31
In thousands                                        2006              2005
--------------------------------------------------------------------------
Current assets                                    $  326            $3,623
Noncurrent assets                                  1,842             2,021
                                                  ------            ------
Total assets                                       2,168             5,644
                                                  ======            ======

Current liabilities                                  399             2,751
Noncurrent liabilities                               860               883
                                                  ------            ------
Total liabilities                                  1,259             3,634
                                                  ======            ======
Company's equity in partnership net assets        $  532            $1,047
--------------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the consolidated balance sheets. The Company has guaranteed $0.7 million (75%) of a $0.9 million business loan to finance theatre equipment at its new fourteen-plex theatre held by MetroLux, until May 2011, and, accordingly has recognized a liability for $37,000 at September 30, 2006. The unrelated 50% partner of MetroLux also guaranteed $0.7 million (75%) of the $0.9 million business loan. The assets of MetroLux collateralize this business loan.


Note 10 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based upon weighted average common shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and convertible debt using the treasury stock and if converted methods. However, for the three and nine month periods ended September 30, 2006 and 2005, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted earnings (loss) per share basic equals earnings (loss) per share for each period.

The number of such shares as of September 30, 2006 and September 30, 2005 subject to convertible debt was 1,994,000 and 1,985,000, respectively. The number of such shares as of September 30, 2006 and September 30, 2005 subject to stock options was 70,800 and 69,300, respectively.


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

The Indoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, banking, gaming, corporate, retail and transportation markets. The Outdoor Display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports and commercial markets. The Entertainment/Real Estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total revenues for the nine months ended September 30, 2006 increased $287,000 or 0.7% to $40.8 million from $40.5 million for the nine months ended September 30, 2005, principally due to increases in Outdoor display sales revenues and Entertainment/real estate revenues, offset by decreases in Indoor display rentals and maintenance revenues and sales revenues.

Indoor display revenues decreased $1.0 million or 9.0%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $909,000 or 12.5%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. Indoor display equipment sales decreased $113,000 or 2.8%, primarily due to a reduction in sales to the financial services market. The financial services market continues to be negatively impacted by the current consolidations within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues increased $967,000 or 5.0%. Of this increase, Outdoor display equipment sales increased $1.2 million or 7.5%, primarily in the outdoor catalog sports market. Outdoor display equipment rentals and maintenance revenues decreased $186,000 or 4.4%, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/Real Estate revenues increased $342,000 or 3.6%, primarily due to an increase in both box office revenues and concession sales.

Total operating income for the nine months ended September 30, 2006 decreased 15.7% to $4.1 million from $4.8 million for the nine months ended September 30, 2005, principally due to the reduction in revenues in the Indoor display segment and a decrease in the gross margin of the Indoor display segment due to the product mix.

Indoor display operating income decreased $1.2 million, from an operating income of $1.1 million to an operating loss of $91,000, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin on sold equipment due to the product mix. The cost of Indoor displays represented 73.1% of related revenues in 2006 compared to 64.9% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company continues to monitor and address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. Indoor display cost of equipment sales increased $378,000 or 21.6%, primarily due to the decrease in the gross margin of Indoor display equipment sales due to the product mix of sales to the transportation market. Indoor display general and administrative expenses decreased $61,000 or 2.1%, primarily due to an $86,000 decrease in the allowance for doubtful accounts receivable, offset by an increase in travel costs and commissions. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $75,000 or 5.2%, primarily as a result of a decrease of $291,000 in field service costs, offset by the product mix and a $50,000 non-recurring material cost. The Company continues to address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. The cost of Outdoor displays represented 78.0% of related revenues in 2006 compared to 77.5% in 2005. Outdoor display cost of equipment sales increased $1.1 million or 9.9%, principally due to the increase in volume from the outdoor catalog sports market. Outdoor display cost of equipment rentals and maintenance decreased $273,000 or 7.2%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses increased $43,000 or 1.5%, primarily due to an increase in salaries and benefits. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income increased $310,000 or 13.3%, primarily due to an increase in box office revenues and concession sales. The cost of Entertainment/real estate represented 71.1% of related revenues in 2006 compared to 73.4% in 2005. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, remained level, primarily due to the reduction in certain operating expenses. Entertainment/Real Estate general and administrative expenses increased $88,000 or 18.2%, primarily due to increased salaries and benefits.

Corporate general and administrative expenses decreased $387,000 or 11.1%, primarily due to reductions in insurance expense, payroll and benefits, and a $10,000 increase in the currency exchange gain in 2006.

Net interest expense increased $297,000 or 10.4%, which is primarily attributable to an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 34.1% and 37.9%, respectively.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total revenues for the three months ended September 30, 2006 remained level at $15.4 million compared to the three months ended September 30, 2005, principally due to increases in both Indoor and Outdoor display sales revenues and Entertainment/real estate revenues, offset by decreases in both the Indoor and Outdoor display rentals and maintenance revenues.

Indoor display revenues decreased $105,000 or 2.6%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $353,000 or 14.9%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. Indoor display equipment sales increased $248,000 or 14.5%, primarily due to an increase in sales to the international financial services market. The financial services market continues to be negatively impacted by the current consolidations within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround.

Outdoor display revenues decreased $30,000 or 0.4%. Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $144,000 or 9.8%, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Outdoor display equipment sales increased $114,000 or 1.7%, primarily in the outdoor catalog sports market.

Entertainment/Real Estate revenues increased $216,000 or 6.7%, primarily due to an increase in both box office revenues and concession sales.

Total operating income for the three months ended September 30, 2006 increased $373,000 to $2.3 million from $2.0 million for the three months ended September 30, 2005, principally due to the decrease in general and administrative costs and the increases in box office and concession revenues of the Entertainment/real estate segment and an increase in volume from the outdoor catalog sports market of the Outdoor display segment.

Indoor display operating income increased $91,000 or 25.8%, primarily as a result of a decrease in general and administrative costs, offset by the decrease in revenues in the financial services market and a decrease in the gross margin on sold equipment due to the product mix. The cost of Indoor displays represented 70.2% of related revenues in 2006 compared to 66.8% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company reduced the cost of field service by $42,000 during the three months ended September 30, 2006 and continues to monitor and address these costs to bring them in line with revenues from equipment rentals and maintenance. Indoor display cost of equipment sales increased $149,000 or 18.3%, primarily due to the increase in revenues. Indoor display general and administrative expenses decreased $258,000 or 25.8%, primarily due to a decrease in the allowance for doubtful accounts receivable. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Outdoor display operating income increased $88,000 or 9.7%, primarily as a result of a decrease of $103,000 in field service costs. The Company continues to monitor and address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. The cost of Outdoor displays represented 75.9% of related revenues in 2006 compared to 75.4% in 2005.
Outdoor display cost of equipment sales increased $113,000 or 2.4%, principally due to the increase in volume from the outdoor catalog sports market. Outdoor display cost of equipment rentals and maintenance decreased $99,000 or 7.8%, primarily due to a decrease in field service costs. Outdoor display general and administrative expenses decreased $132,000 or 12.4%, primarily due to a reduction in certain selling expenses. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/Real Estate operating income increased $194,000 or 27.2%, primarily due to an increase in both box office revenues and concession sales. The cost of Entertainment/real estate represented 71.7% of related revenues in 2006 compared to 74.9% in 2005. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $49,000 or 2.0%, primarily due to an increase in box office revenues. Entertainment/Real Estate general and administrative expenses increased $22,000 or 12.7%, primarily due to increased salaries and benefits.

Corporate general and administrative expenses increased $192,000 or 20.0%, primarily due to a $136,000 reduction in the currency exchange gain in 2006 and an increase in certain overhead expenses.

Net interest expense increased $49,000 or 4.8%, which is primarily attributable to an increase in variable interest rates. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rates for the three months ended September 30, 2006 and 2005 were 57.9% and 57.7%, respectively.

Liquidity and Capital Resources

On September 25, 2006, the Board of Directors of the Corporation did not declare a regular quarterly cash dividend for the third quarter of 2006 in order to conserve cash and prepay the 7 1/2% Notes at the end of the second quarter.

On June 15, 2006, the Company redeemed all of its $12.2 million 7 1/2% Notes. The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the current market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half.

The Company has a bank Credit Agreement, which was amended subsequent to the end of the quarter, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 6.85% to 8.25% at September 30, 2006). The Credit Agreement matures on January 1, 2008. The non-revolving line of credit is convertible into a four-year amortizing term loan on December 31, 2006 and matures January 1, 2008. At September 30, 2006, $6.1 million of the non-revolving line of credit was outstanding and $3.8 million of the revolving loan was outstanding, leaving $1.2 million available under the revolving loan facility. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. At September 30, 2006, the Company was in compliance with all the financial covenants as set forth in the amended Credit Agreement.

On March 13, 2006, the Company completed an offer to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. The exchange offer commenced February 6, 2006 and expired on March 13, 2006. A total of $0.1 million principal amount of 7 1/2% Notes were exchanged, leaving $12.2 million principal amount of 7 1/2% Notes outstanding, and $18.0 million principal amount of the 8 1/4% Notes outstanding. The 7 1/2% Notes were subsequently redeemed. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, are convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums beginning March 1, 2006, and are senior to the 7 1/2% Notes, which were redeemed on June 15, 2006, and the Company's Debentures.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These consist of payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements.

The following table summarizes the Company's fixed contractual obligations as of September 30, 2006 for the remainder of 2006 and the next four years:

<CAPTIONS>
                                    Remainder of
In thousands                                2006     2007      2008     2009     2010
-------------------------------------------------------------------------------------
Long-term debt, including interest        $1,711   $7,365   $20,199   $3,879   $3,826
Employment and consulting
  agreement obligations                      411    1,648     1,416      841      464
Operating lease payments                     188      548       450      316      293
                                          ------   ------   -------   ------   ------
Total                                     $2,310   $9,561   $22,065   $5,036   $4,583
-------------------------------------------------------------------------------------

Cash and cash equivalents decreased $8.7 million for the nine months ended September 30, 2006 compared to a decrease of $4.4 million in 2005. The decrease in 2006 is primarily attributable to the redemption of the outstanding $12.2 million 7 1/2% Notes on June 15, 2006. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. The Company also made a net $1.2 million repayment on the revolving line of credit and $1.6 million of scheduled payments of long-term debt, and made investments in equipment for rental, offset by the proceeds from the joint venture and cash provided by operating activities of $971,000. The decrease in 2005 is primarily attributable to the investment in equipment for rental, expansion of the Company's movie theatre in Dillon, Colorado and scheduled payments of long-term debt, offset by cash provided by operating activities of $399,000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2006, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $327,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $137,000, based on dealer quotes, considering current exchange rates.


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

The Company has incurred losses for the nine months ended September 30, 2006 of $1,405,000 and $1,793,000 for the year ended December 31, 2005, however it has income of $61,000 for the three months ended September 30, 2006. The Company has positive working capital of $8.8 million as of September 30, 2006 and a positive cash flow from operations for the nine months ended September 30, 2006 and 2005 of $971,000 and $399,000, respectively. Management believes that its current cash resources will be sufficient to fund its operations and its current obligations through September 30, 2007.


Item 5.  Other Information

During the quarter for which this report on Form 10-Q is filed, the registrant filed a Form 8-K dated September 25, 2006, stating that the Board of Directors accepted the resignations of Messrs. Baruch and Greenes from the Board of Directors.


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


                                   TRANS-LUX CORPORATION
                                   ---------------------
                                       (Registrant)

Date:  November 17, 2006


                                   by /s/ Angela D. Toppi
                                   -----------------------
                                   Angela D. Toppi
                                   Executive Vice President and
                                   Chief Financial Officer