Form 10-K
period 2006-12-31
TRANS LUX CORP
filed 2007-04-02
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2006
                                            -----------------

Commission file number 1-2257
                       ------
                             TRANS-LUX CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                           13-1394750
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  110 Richards Avenue, Norwalk, CT  06856-5090
                  --------------------------------------------
           (Address of Registrant's principal executive offices) (Zip code)

         Registrant's telephone number, including area code:  (203) 853-4321
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                                   CONTINUED


                             TRANS-LUX CORPORATION
                      2006 Form 10-K Cover Page Continued


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

As of the close of business on March 30, 2007, there were outstanding, 2,019,355 shares of the Registrant's Common Stock and 286,814 shares of its Class B Stock.

Based on the closing stock price of the Common Stock on the American Stock Exchange of $5.95 on June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant was $5,977,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2007, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2006 Form 10-K Annual Report

                               Table of Contents


                                     PART I
                                                                         Page

ITEM 1.   Business                                                          1
ITEM 1A.  Risk Factors                                                      5
ITEM 1B.  Unresolved Staff Comments                                         7
ITEM 2.   Properties                                                        7
ITEM 3.   Legal Proceedings                                                 7
ITEM 4.   Submission of Matters to a Vote of Security Holders               8

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 8
ITEM 6.   Selected Financial Data                                           9
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk       15
ITEM 8.   Financial Statements and Supplementary Data                      15
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         55
ITEM 9A.  Controls and Procedures                                          55
ITEM 9B.  Other Information                                                55

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance           56
ITEM 11.  Executive Compensation                                           56
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  56
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                     57
ITEM 14.  Principal Accounting Fees and Services                           57

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                       58

Signatures                                                                 60

                                     PART I
ITEM 1.   BUSINESS

     Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diode), plasma and LCD technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate, government, theatres, retail, airports, billboard sites and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and income-producing real estate properties.

ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

      The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various shape, size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and parts of Canada, which performs on-site project management, installation, service and maintenance for its customers and others.

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

      Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government and private sector, and gaming. The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. Bank and other financial institutions also use information displays to advertise product offerings to consumers. The Indoor division has a new line of advanced last sale price displays, full color LED tickers, graphic and video displays.

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

      Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by schools, sports stadiums, sports venues, gas stations, highway departments and outdoor advertisers, such as digital billboards, attempting to capture the attention of passers- by. The Outdoor division has a new line of LED message centers, scoreboards and video displays available in monochrome and full color. The Company has utilized its strong position in the Indoor display market combined with several acquisitions to enhance its presence in the Outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. This division generally sells through distributors and dealers. Equipment for the Outdoor display segment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

      Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2006 and 2005 was approximately $3.4 million and $3.9 million, respectively. The December 31, 2006 backlog will be recognized in 2007. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

      During 2006 the Company's Outdoor display division continued to enhance CaptiVue(TM), a line of outdoor full matrix LED message centers. CaptiVue offers greater design flexibility, modularity and increased clarity at an economical price, and is being well received in the commercial marketplace. Recent enhancements include full color, monochrome blue configurations, higher resolution and larger configurations for digital billboard applications. The Company continued enhancements to its line of LED Fuel Price Changer displays, which use CaptiVue technology, allow gasoline stations, truck stops, and convenience stores to update fuel prices instantaneously to one facility or many via their point-of-purchase systems without the use of ladders and other manual equipment.

      In 2005, the Company supplemented its LED product line with third-party LED products to remain competitive in price, product offerings and performance. The Company signed agreements with two leading providers of advanced LED video display products under which Trans-Lux distributes their lines of display products to its catalog sports market and non-sports markets, respectively. Trans-Lux is private-labeling a portion of these products to non-sports markets for both indoor and outdoor applications under the name CaptiVision(TM). CaptiVision jumbo video monitors have the capability to deliver brilliant full motion video and animation in billions of colors to corporate, financial and entertainment markets where the presentation of multimedia, live-action, advertising and promotions is of major importance.

      The Company continued enhancements to its line of economical full-matrix indoor graphic display products. GraphixWall(R) fixed size displays and GraphixMax(TM) tileable displays for larger, custom sizes feature versatile functionality at a lower cost, presenting line art, graphics and variable-sized text at a competitive price. Applications for GraphixWall and GraphixMax displays include flight information, baggage claim and way-funding at airports, automatic call directories at contact centers, order processing support at manufacturing facilities and for posting prices and promoting products in financial and retail environments. Recent enhancements include a full color version for additional color flexibility and impact.

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

      The Company maintains a staff of 23 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense and product enhancement and development amounted to $1,990,000, $2,213,000 and $2,449,000 in 2006, 2005 and 2004, respectively.

MARKETING AND DISTRIBUTION
--------------------------

      The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 24 direct sales representatives, three telemarketers and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

      The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 19 domestic and international trade shows annually.

      Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company has existing relationships with approximately 17 independent distributors worldwide covering Europe, the Middle East, South and Central America, Canada, the Far East and Australia. Foreign sales have represented less than 10% of total revenues in the past three years but the Company believes that it is well positioned for expansion.

      Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York, New York; Des Moines, Iowa; Las Vegas, Nevada; Toronto, Ontario; and Brampton, Ontario; as well as approximately 22 satellite offices in the U.S.

      The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

      The Company's revenues in 2006, 2005 and 2004 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

      The Company's production facilities are located in Norwalk, Connecticut and Des Moines, Iowa, and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

      All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce printed circuit board fabrications, very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. Some of the subassembly processes are outsourced. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

      The Company has the ability to rapidly modify its product lines. The Company's displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire significant amount of purchases directly from foreign suppliers, but certain components such as the LEDs are manufactured by foreign sources.

      The Company is ISO-9001-2000 registered by Underwriters Laboratories at its Norwalk manufacturing facility. The Company's products are also third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide. The Company believes these distinctions in its industry give it a competitive advantage in the global marketplace.

SERVICE AND SUPPORT
-------------------

      The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company's installed base. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. In the market segments covered by the Company's dealers and distributors, they offer support for the products they sell.

      Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer-owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily or for the scheduled event. The Company operates its National Technical Services and Repair Center from its Des Moines, Iowa facility. Equipment repairs are performed in Des Moines and service technicians are dispatched nationwide from the Des Moines facility. The Company's field service is augmented by various service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

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

THEATRE OPERATIONS
------------------

      The Company currently operates 65 screens in 10 locations in the western Mountain States, which includes a fourteen-plex theatre in Loveland, Colorado, which is a 50% owned joint venture partnership. In 2006, the Company closed a non-profitable single screen theatre in Santa Fe, New Mexico to lease to the New Mexico Department of Cultural Affairs for a motion picture museum. In 2005, the Company expanded its Dillon, Colorado location by adding two additional screens and purchased land in Silver City, New Mexico to construct a new multiplex theatre. In 2004, the Company expanded its Durango, Colorado location by adding two additional screens. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales.
Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

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

EMPLOYEES
---------

      The Company has approximately 431 employees as of February 28, 2007, of which approximately 253 employees support the Company's electronic display business. Approximately 13% of the employees are unionized. The Company believes its employee relations are good.


ITEM 1A.  RISK FACTORS

LEVERAGE
--------

      As of December 31, 2006, the Company's total long-term debt (including current portion) was $54.7 million. We expect we will incur indebtedness in connection with the implementation of our growth strategy. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our debt service requirements or refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RELIANCE ON KEY SUPPLIERS
-------------------------

      We design certain of our materials to match components furnished by suppliers. If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources. In particular, we purchase almost all of the LED module blocks used in our electronic information displays from three suppliers. We do not have long-term supply contracts with these suppliers. A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components. We believe there are presently other qualified vendors of these components. Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

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

NATURE OF LEASING AND MAINTENANCE REVENUES
------------------------------------------

      We derive a substantial percentage of our revenues from the leasing of our electronic information displays, generally pursuant to leases that have an average term of one to five years. Consequently, our future success is at least partly dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire. We also derive a significant percentage of our revenues from maintenance agreements relating to our display products. The average term of such agreements is generally one to five years.
A portion of the maintenance agreements are cancelable upon 30 days notice. There can be no assurance that we will be successful in obtaining renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS
-------------------------------------------------------------------------------

      Our Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares. Under our Restated Certificate of Incorporation, we have two classes of common stock outstanding, Common Stock and Class B Stock, each with its own rights and preferences. Each share of Class B Stock receives ten votes per share on all matters submitted to a vote of the stockholders versus the one vote received for each share of Common Stock. The Class B Stock is entitled to vote separately as a class on any proposal for merger, consolidation and certain other significant transactions. Moreover, our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board. Our Restated Certificate of Incorporation also has a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an "Interested Person" or "Acquiring Person."

      Additionally, we are authorized to issue 500,000 shares of Preferred Stock containing such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock. Our Board of Directors is also authorized to issue 3,000,000 shares of Class A Stock, which is identical to the Common Stock but is non-voting and is entitled to a 10% higher dividend than the Common Stock.

      As of December 31, 2006, 14 stockholders who are executive officers and/or directors of the Company beneficially own approximately 81.96% of our outstanding Class B Stock, 18.65% of all classes and 64% of the voting power.
As a result, these stockholders collectively will continue to have the ability to elect all of our directors and to veto major transactions for which a stockholder vote is required under Delaware law, including mergers, consolidations and certain other significant transactions. These stockholders could also block tender offers for our Common Stock that could give stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.

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

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

      Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 325,870 shares of Common Stock (including Class B Stock if converted into equal amounts of Common Stock) may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our

Common Stock. See Note 15 - Stockholders' Equity with respect to additional shares of Common Stock issued in exchange for the 8 1/4% Notes.


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

      The Company also owns land in Silver City, New Mexico, on which the Company expects to construct and operate a multiplex movie theatre and other commercial uses. The Company leases eight premises throughout North America for use as sales, service and/or administrative operations, and leases three theatre locations. The aggregate rental expense was $908,000, $1,053,000 and $737,000 for the years ended December 31, 2006, 2005 and 2004, respectively.


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

(b) The Company had approximately 617 holders of record of its Common Stock and approximately 59 holders of record of its Class B Stock as of March 26, 2007.

(c) The Board of Directors approved one quarterly cash dividend of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during the first quarter of 2006. Further quarterly cash dividends were not declared in order to conserve cash and pay down debt. Management and the Board of Directors will continue to review payment of quarterly cash dividends.

(d) The range of Common Stock prices on the American Stock Exchange are set forth in the following table:

<CAPTIONS>
                                       High          Low
                                       ----          ---
             2006
             ----
             First Quarter            $6.60         $5.50
             Second Quarter            6.55          5.50
             Third Quarter             6.05          5.50
             Fourth Quarter            7.85          6.00

             2005
             ----
             First Quarter            $7.59         $7.00
             Second Quarter            7.00          6.40
             Third Quarter             7.00          6.00
             Fourth Quarter            6.10          5.55


(e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2006.

ITEM 6. SELECTED FINANCIAL DATA

(a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2006, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them.

<CAPTIONS>
      Years Ended                            2006        2005        2004       2003       2002
      -----------------------------------------------------------------------------------------
      In thousands, except per share data

      Revenues                            $53,911    $ 54,368    $ 52,579   $ 56,022   $ 73,206
      Income (loss) from continuing
        operations                         (1,647)     (1,793)        412        365         34
      Income from discontinued operation        -           -         127        689        394
      Net income (loss)                    (1,647)     (1,793)        539      1,054        428
      Earnings (loss) per share -
        continuing operations:
          Basic                           $ (1.31)   $  (1.42)   $   0.33   $   0.29   $   0.03
          Diluted                           (1.31)      (1.42)       0.33       0.29       0.03
      Earnings per share - discontinued
        operation:
          Basic                           $     -    $      -    $   0.10   $   0.55   $   0.31
          Diluted                               -           -        0.03       0.20       0.12
      Total earnings (loss) per share:
          Basic                           $ (1.31)   $  (1.42)   $   0.43   $   0.84   $   0.34
          Diluted                           (1.31)      (1.42)       0.43       0.70       0.34
      Cash dividends per share:
          Common stock                    $ 0.035    $   0.14    $   0.14   $   0.14   $   0.14
          Class B stock                    0.0315       0.126       0.126      0.126      0.126
      Average common shares outstanding     1,260       1,261       1,261      1,261      1,261
      Total assets                        $88,472    $100,550    $101,114   $100,092   $109,433
      Long-term debt                       51,537      48,365      56,796     60,505     67,209
      Stockholders' equity                 20,174      22,396      24,605     24,036     23,025


(b)   The following table sets forth quarterly financial data for years ended December 31, 2006 and December 31, 2005:

<CAPTIONS>
      Quarter Ended                            March 31      June 30  September 30  December 31
      -------------                            --------      -------  ------------  -----------
      In thousands, except per share data
      2006
      Revenues                                  $11,610      $13,709       $15,437      $13,155
      Gross profit                                2,723        3,347         4,097        2,690
      Net income (loss)                          (1,073)        (393)           61         (242)
      Earnings (loss) per share                   (0.85)       (0.31)         0.04        (0.19)
      Cash dividends per share:
          Common stock                            0.035            -             -            -
          Class B stock                          0.0315            -             -            -

      2005
      Revenues                                  $11,649      $13,464       $15,356      $13,899
      Gross profit                                3,137        3,650         4,141        2,706
      Net income (loss)                            (422)        (401)           11         (981)
      Earnings (loss) per share                   (0.33)       (0.32)         0.01        (0.78)
      Cash dividends per share:
          Common stock                            0.035        0.035         0.035        0.035
          Class B stock                          0.0315       0.0315        0.0315       0.0315


ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor display, Outdoor display and Entertainment/real estate.
      The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets. On April 28, 2004, the Company sold its Australian operations, effective as of February 29, 2004. The Company has accounted for the Australian operations as a discontinued operation. Accordingly, the consolidated financial statements reflect the assets and liabilities of the discontinued operation and the operations for the prior periods are reported as a discontinued operation (see Note 6 - Sale of Assets and Discontinued Operation). In addition, on June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut headquarters (see Note 6 - Sale of Assets and Discontinued Operation). The Entertainment/real estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, goodwill and intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
      Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its consolidated financial statements:
      Percentage of Completion:   The Company recognizes revenue on long-term
equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, an addition or a reduction to cost of sales may be required.
      Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
      Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
      Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. The Company uses the fair market value approach to test for impairment of its goodwill and other factors that are considered in the review for impairment include, economic trends, and our market capitalization relative to net book value. The fair market valuations used for the impairment tests can be affected by changes in the estimates of revenue multiples and the discount rate used in the calculations. No impairment resulted from the annual reviews performed in 2006, 2005 or 2004. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
      Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
      Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
      Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2006 and 2005, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of $567,000 and $301,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2006, plan assets were invested 48.8% in guaranteed investment contracts, 48.8% in equity and index funds, 2.1% in bonds and 0.3% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2006, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 6.00%. Net periodic cost for 2007 will be based on the December 31, 2006 valuation. The defined benefit plan periodic cost was $285,000 in 2006, $261,000 in 2005 and $280,000 in 2004. At December
31, 2006, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $75,000 and a one percentage point change in the discount rate would affect the net periodic cost by $105,000. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2006.


Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. At December 31, 2006, long-term debt outstanding of $34.9 million was at variable rates of interest ranging from 7.13% to 8.25% and $19.8 million was at fixed rates ranging from 7.0% to 9.5%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and, at December 31, 2006, was not involved in any derivative financial instruments.


Results of Operations

2006 Compared to 2005

Total revenues for the year ended December 31, 2006 decreased 0.8% to $53.9 million from $54.4 million for the year ended December 31, 2005, principally due to a decrease in Indoor display equipment rentals and maintenance revenues offset by an increase in Outdoor display sales revenues.
     Indoor display revenues decreased $1.4 million or 9.2%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $1.1 million or 11.8%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current consolidations within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround. Indoor display equipment sales decreased $291,000 or 5.0%, primarily due to a reduction in sales to the corporate sector.
      Outdoor display revenues increased $865,000 or 3.4%. Of this increase, Outdoor display equipment sales increased $1.0 million or 5.0%, primarily in the outdoor catalog sports market. This increase was offset by a $150,000 or 2.7% decrease in the Outdoor display equipment rentals and maintenance revenues, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

      Entertainment/real estate revenues increased slightly. While box office revenues remained level, there was an increase in concession sales, even though the Company closed its single screen theatre in Santa Fe, New Mexico in April 2006.
      Total operating income for the year ended December 31, 2006 decreased
7.8% to $4.2 million from $4.5 million for the year ended December 31, 2005, principally due to the reduction in revenues in the Indoor display segment.
      Indoor display operating income decreased $1.5 million to a loss of $361,000 in 2006 compared to an operating income of $1.1 million in 2005, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin of sold equipment due to the product mix. The cost of Indoor displays represented 75.0% of related revenues in 2006 compared to 66.4% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate. The Company continues to monitor and address the cost of its field service operations to bring it in line with the revenues. The dispatch, help desk and repair functions have been centralized into the Des Moines, Iowa facility. Field service costs for the year ended December 31, 2006 compared to 2005 were reduced by approximately $160,000. Indoor display cost of equipment rentals and maintenance decreased $298,000 or 3.9%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $565,000 or 22.2%, primarily due to reduced margins of the Indoor display equipment sales due to product mix of sales to the transportation market. Indoor display general and administrative expenses decreased $172,000 or 4.3% due to a $102,000 decrease in the allowance for uncollectable accounts receivable and a decrease in salaries and benefits.
      Outdoor display operating income increased $874,000 or 168.5%, primarily as a result of the increase in volume of sales in the catalog scoreboard business and a decrease in field service costs. The cost of Outdoor displays represented 78.3% of related revenues in 2006 compared to 80.5% in 2005.
Outdoor display cost of equipment sales increased $613,000 or 4.0%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $499,000 or 9.5%, primarily due to a decrease in field service costs. Field service costs for the year ended December 31, 2006 compared to 2005 were reduced by approximately $525,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses decreased $123,000 or 2.7%, primarily due to a decrease in certain sales overhead costs in the commercial outdoor business such as trade shows, salaries, related benefits and travel.
      Entertainment/real estate operating income increased $272,000 or 9.5%, primarily due to an increase in MetroLux Theatres joint venture income of $218,000 to $344,000 in 2006 from $126,000 in 2005. This increase was attributable to a $264,000 impairment loss recorded in 2005 on the sale of the old theatre building held for sale, which was sold in February 2006. MetroLux Theatres relocated to a new state-of-the-art location in October 2005. The cost of Entertainment/real estate represented 73.0% of related revenues in 2006 compared to 73.9% in 2005. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, decreased slightly, principally due to film rental costs. Entertainment/real estate general and administrative expenses increased $87,000 or 11.6%, primarily due to increased salaries and related benefits.
      Corporate general and administrative expenses decreased $306,000 or 8.57%, primarily due to staff reductions, overall decreases in salaries and related benefits and a $105,000 increase in the currency exchange gain in 2006.
      Net interest expense increased $356,000 or 9.2%, due to an increase in the interest rates of the variable rate debt. The gain on sale of assets in 2005 relates to the sale of vacant land in Taos, New Mexico.
      The effective tax rate for the years ended December 31, 2006 and 2005 was 49.6% and 34.9%, respectively. The 2006 effective tax rate was affected by the reversal of a deferred tax liability related to prior repurchases of the Company's convertible debt.


2005 Compared to 2004

Total revenues for the year ended December 31, 2005 increased 3.4% to $54.4 million from $52.6 million for the year ended December 31, 2004, principally due to an increase in Outdoor display sales revenues offset by a decrease in Indoor display revenues.
      Indoor display revenues decreased $2.1 million or 12.1%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $1.6 million or 14.6%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry. Indoor display equipment sales decreased $486,000 or 7.7%, primarily due to a reduction in sales from the financial services and gaming markets.

      Outdoor display revenues increased $3.9 million or 17.8%. Of this increase, Outdoor display equipment sales increased $4.3 million or 27.2%, with increases in volume of sale in both the catalog scoreboard business and commercial business. Outdoor display equipment rentals and maintenance revenues decreased $453,000 or 7.7%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.
      Entertainment/real estate revenues remained level, which is better than the decline the industry experienced in 2005. The Company expanded two of its theatre locations with the opening of two additional screens to its existing six-plex in Dillon, Colorado in January 2005 and two additional screens to its existing five-plex in Durango, Colorado in April 2004.
      Total operating income for the year ended December 31, 2005 decreased 24.0% to $4.5 million from $5.9 million for the year ended December 31, 2004, principally due to the reduction in revenues in the Indoor display segment.
      Indoor display operating income decreased $1.3 million or 53.3%, primarily as a result of the decrease in revenues in the financial services and gaming markets. The cost of Indoor displays represented 66.4% of related revenues in 2005 compared to 62.4% in 2004. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing but not at the same rate. The Company has been working to restructure its field service operations and has centralized the dispatch and help desk functions to its Des Moines, Iowa facility and realigned its field service staff. Field service costs for the year ended December 31, 2005 compared to 2004 were reduced by approximately $106,000. Indoor display cost of equipment rentals and maintenance decreased $69,000 or 0.9%. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $640,000 or 20.1%, primarily due to the decrease in revenues and the volume mix. Indoor display general and administrative expenses decreased $89,000 or 2.2%.
      Outdoor display operating income increased $133,000 or 34.7%, primarily as a result of the increase in equipment sales. This increase is primarily due to the increase in volume of sales in both the catalog scoreboard business and commercial business. The cost of Outdoor displays represented 80.5% of related revenues in 2005 compared to 80.6% in 2004. Outdoor display cost of equipment sales increased $3.6 million or 30.4%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $499,000 or 8.7%, primarily due to a decrease in field service costs. Field service costs for the year ended December 31, 2005 compared to 2004 were reduced by approximately $555,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $640,000 or 16.6%, due to an increase in marketing expense and an increase in commercial outdoor sales payroll, related benefits and travel.
      Entertainment/real estate operating income decreased $260,000 or 8.3%, primarily due to a 1.4% decrease in box office revenue, which is actually better than the industry-wide trend for the year, and a decrease in MetroLux Theatres joint venture income of $270,000 to $126,000 in 2005. This decrease was attributable to an impairment loss of $264,000 on the old theatre building held for sale, which was sold subsequent to year end. MetroLux Theatres relocated to a new state-of-the-art location (also in Loveland, Colorado) in October 2005. The cost of Entertainment/real estate represented 73.9% of related revenues in 2005 compared to 75.4% in 2004. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, decreased $191,000 or 1.9%, primarily due to the reduction in admissions. Entertainment/real estate general and administrative expenses increased $180,000 due to increased payroll and related benefits.
      Corporate general and administrative expenses decreased $389,000 or 9.8%, due to reductions in insurance expense, payroll and related benefits.
      Net interest expense increased $141,000 or 3.8%, due to an increase in the interest rates of the variable rate debt and an increase in long-term debt at December 31, 2005. The gain on sale of assets relates to the sale of vacant land in Taos, New Mexico in 2005. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado.
      The effective tax rate for the years ended December 31, 2005 and 2004 was 34.9% and 50.9%, respectively. The rates were affected by the Canadian subsidiary's income being taxed at higher rates than the domestic tax benefit.


Liquidity and Capital Resources

    The Company has a bank Credit Agreement, which was modified subsequent to year end to extend the maturity from January 1, 2008 to April 1, 2008, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Convertible Subordinated Notes due 2006 (the "7 1/2% Notes"), and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.60% to 8.25% at December 31, 2006). The Credit Agreement matures on April 1, 2008. $6.1 million of the non-revolving line of credit was drawn to finance one-half of the redemption of the 7 1/2% Notes and as of December 31, 2006, has converted into a four-year term loan also maturing April 1, 2008. At December 31, 2006, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of December 31, 2006, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with the cap on capital expenditures, which its senior lender waived subsequent to year end. The Company continues to be in discussion with its senior lender to further extend the maturity of the Credit Agreement.
      Although the Company has incurred losses for the last two years, it believes that cash generated from operations together with cash and cash equivalents on hand should be sufficient to fund its anticipated current and near term cash requirements. The Company is in discussions with its senior lender to restructure its existing Credit Agreement, which includes the revolving loan facility, that matures April 1, 2008. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.
      On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012 (the "Debentures").
      On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock for each $1,000 principal amount of its 8 1/4% Notes. The exchange offer commenced February 14, 2007 and expired on March 15, 2007. The offer was for up to $9,000,000 principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding.
      Cash and cash equivalents decreased $7.8 million in 2006 compared to increases of $1.2 million and $376,000 in 2005 and 2004, respectively. The decrease in 2006 is primarily attributable to the reduction of long-term debt of $7.8 million, investment in equipment manufactured for rental of $4.3 million and purchases of property, plant and equipment of $0.7 million, offset by increases from operating activities of $3.8 million, proceeds from the Company's joint venture of $1.0 million and proceeds from the sale of available-for-sale securities of $0.3 million. The increase in 2005 was primarily attributable to an increase of long-term debt of $4.0 million, proceeds from the Company's joint venture of $0.3 million and operating activities of $3.9 million, offset by the investment in equipment manufactured for rental of $4.8 million and purchases of property, plant and equipment of $2.0 million, which included expansion of the Company's movie theatre in Dillon, Colorado and purchase of land in Silver City, New Mexico. The increase in 2004 was primarily attributable to proceeds received from sales of assets of $7.0 million, proceeds from the sale of available-for-sale securities of $0.3 million, proceeds received from construction loan borrowings of $1.5 million, proceeds from the Company's joint venture of $0.2 million and operating activities of $5.1 million, offset by the investment in equipment manufactured for rental of $5.3 million, purchases of property, plant and equipment, including expansion of the Company's movie theatres in Durango and Dillon, Colorado, of $3.0 million, purchases of available-for-sale securities of $0.3 million, reduction in long-term debt of $6.1 million, payments of dividends of $0.2 million and cash used by the discontinued operation of $0.5 million. The Company experiences a favorable collection cycle on its trade receivables.
      Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company's long-term debt requires interest payments. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2006 until the underlying debts matures.

The following table summarizes the Company's fixed cash obligations as of December 31, 2006 over the next five fiscal years:

<CAPTIONS>
In thousands                            2007         2008       2009        2010        2011
--------------------------------------------------------------------------------------------
Long-term debt, including interest    $7,464      $21,666     $3,865      $3,826      $3,747
Employment and consulting
 agreement obligations                 1,604        1,371        796         419         349
Operating lease payments                 750          514        315         293         136
                                      ------------------------------------------------------
Total                                 $9,818      $23,551     $4,976      $4,538      $4,232
--------------------------------------------------------------------------------------------

Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
      The Company has guaranteed $0.7 million (75%) of a $0.9 million business loan to finance theatre equipment held by its joint venture, MetroLux Theatres, until May 2011, and accordingly, has recognized a liability for $33,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $0.7 million (75%) of the $0.9 million business loan. The assets of MetroLux Theatres collateralize this business loan.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 9 to the consolidated financial statements. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $334,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $17,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2006.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:

Consolidated Statements of Operations

<CAPTIONS>
In thousands, except per share data      Years ended December 31      2006          2005          2004
------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                $13,621       $14,882       $16,944
  Equipment sales                                                   26,845        26,121        22,269
  Theatre receipts and other                                        13,445        13,365        13,366
                                                                   -----------------------------------
    Total revenues                                                  53,911        54,368        52,579
                                                                   -----------------------------------
Operating expenses:
  Cost of equipment rentals and maintenance                         12,033        12,830        13,398
  Cost of equipment sales                                           19,201        18,023        15,052
  Cost of theatre receipts and other                                 9,820         9,881        10,072
                                                                   -----------------------------------
    Total operating expenses                                        41,054        40,734        38,522
                                                                   -----------------------------------

Gross profit from operations                                        12,857        13,634        14,057
General and administrative expenses                                 12,328        12,843        12,501
Interest income                                                        279           353           184
Interest expense                                                    (4,507)       (4,225)       (3,915)
Gain on sale of assets                                                   -           128         2,536
Other income                                                            87            71            82
                                                                   -----------------------------------
Income (loss) from continuing operations before income taxes,
  income from joint venture and discontinued operation              (3,612)       (2,882)          443

Provision (benefit) for income taxes:
  Current                                                              234           370           366
  Deferred                                                          (1,855)       (1,333)           61
                                                                   -----------------------------------
    Total provision (benefit) for income taxes                      (1,621)         (963)          427
                                                                   -----------------------------------
Income from joint venture                                              344           126           396
                                                                   -----------------------------------
Income (loss) from continuing operations                            (1,647)       (1,793)          412
Income from discontinued operation, net of income taxes                  -             -           127
                                                                   -----------------------------------

Net income (loss)                                                  $(1,647)      $(1,793)      $   539
                                                                   ====================================
Earnings (loss) per share - continuing operations:
  Basic                                                            $ (1.31)      $ (1.42)      $  0.33
  Diluted                                                          $ (1.31)      $ (1.42)      $  0.33
Earnings per share - discontinued operation:
  Basic                                                            $     -       $     -       $  0.10
  Diluted                                                          $     -       $     -       $  0.03
Total earnings (loss) per share:
  Basic                                                            $ (1.31)      $ (1.42)      $  0.43
  Diluted                                                          $ (1.31)      $ (1.42)      $  0.43
Weighted average common shares outstanding:
  Basic                                                              1,260         1,261         1,261
  Diluted                                                            1,260         1,261         3,932
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
In thousands, except share data                                December 31       2006         2005
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 5,765     $ 13,610
   Available-for-sale securities                                                  199          431
   Receivables, less allowance of $1,034 - 2006 and $935 - 2005                 6,721        6,321
   Unbilled receivables                                                           962          842
   Inventories                                                                  6,467        5,658
   Prepaids and other                                                             858        1,149
                                                                              --------------------
      Total current assets                                                     20,972       28,011
                                                                              --------------------
Rental equipment                                                               88,903       91,648
   Less accumulated depreciation                                               56,946       56,280
                                                                              --------------------
                                                                               31,957       35,368
                                                                              --------------------
Property, plant and equipment                                                  39,459       39,188
   Less accumulated depreciation                                               10,948        9,850
                                                                              --------------------
                                                                               28,511       29,338
Goodwill                                                                        1,004        1,004
Other assets                                                                    6,028        6,829
                                                                              --------------------
TOTAL ASSETS                                                                  $88,472     $100,550
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $ 2,412     $  2,821
   Accrued liabilities                                                          6,929        6,986
   Current portion of long-term debt                                            3,162       14,145
                                                                              --------------------
      Total current liabilities                                                12,503       23,952
                                                                              --------------------
Long-term debt:
   8 1/4% Limited convertible senior subordinated notes due 2012               17,958       17,868
   9 1/2% Subordinated debentures due 2012                                      1,057        1,057
   Notes payable                                                               32,522       29,440
                                                                              --------------------
                                                                               51,537       48,365
Deferred credits, deposits and other                                            3,782        2,859
Deferred income taxes                                                             476        2,978
Commitments and contingencies
Stockholders' equity:
   Capital stock
   Common - $1 par value - 5,500,000 shares authorized,
      2,453,591 shares issued in 2006 and 2005                                  2,453        2,453
   Class B - $1 par value - 1,000,000 shares authorized,
      286,814 shares issued in 2006 and 2005                                      287          287
   Additional paid-in-capital                                                  13,897       13,901
   Retained earnings                                                           17,193       18,883
   Accumulated other comprehensive loss                                        (1,853)      (1,287)
                                                                              --------------------
                                                                               31,977       34,237

   Less treasury stock - at cost - 1,475,588 shares in 2006 and 1,480,045 shares in 2005 (excludes additional 286,814 shares held in 2006
      and 2005 for conversion of Class B stock)                                11,803       11,841
                                                                              --------------------
      Total stockholders' equity                                               20,174       22,396
                                                                              --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $88,472     $100,550
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
In thousands                         Years ended December 31     2006            2005            2004
-----------------------------------------------------------------------------------------------------
                                                                                            (restated)
Cash flows from operating activities
Net income (loss)                                            $ (1,647)        $(1,793)       $    539
  Income from discontinued operation                                -               -             127
                                                             ----------------------------------------
  Income (loss) from continuing operations                     (1,647)         (1,793)            412
Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                 9,543           9,685           9,852
  Income from joint venture                                      (344)           (126)           (396)
  Deferred income taxes                                        (1,855)         (1,332)             61
  Gain on sale of assets                                            -            (108)         (2,536)
  Loss (gain) on sale of available-for-sale securities             15              (1)            (27)
  Cash used in discontinued operation                               -               -          (1,734)
  Changes in operating assets and liabilities:
    Receivables                                                  (520)           (894)           (675)
    Inventories                                                  (809)            (43)           (918)
    Prepaids and other assets                                      58            (335)           (239)
    Accounts payable and accruals                                (380)             39           1,581
    Deferred credits, deposits and other                         (302)         (1,220)           (310)
                                                             ----------------------------------------
      Net cash provided by operating activities                 3,759           3,872           5,071
                                                             ----------------------------------------
Cash flows from investing activities
Equipment manufactured for rental                              (4,317)         (4,831)         (5,284)
Purchases of property, plant and equipment                       (673)         (1,978)         (3,039)
Purchases of available-for-sale securities                          -            (114)           (282)
Proceeds from sale of available-for-sale securities               257              32             307
Proceeds from joint venture, net                                  953             250             150
Proceeds from sale of assets                                        -             190           7,028
Cash provided by discontinued operation                             -               -           1,205
                                                             ----------------------------------------
       Net cash provided by (used in) investing activities     (3,780)         (6,451)             85
                                                             ----------------------------------------
Cash flows from financing activities
Proceeds from long-term debt                                    6,250           6,020          20,596
Payments of long-term debt                                    (14,043)         (2,050)        (25,198)
Purchase of treasury stock                                          -              (3)             (1)
Proceeds from exercise of stock options                            12               -               -
Cash dividends                                                    (43)           (176)           (177)
                                                             ----------------------------------------
       Net cash provided by (used in) financing activities     (7,824)          3,791          (4,780)
                                                             ----------------------------------------
Net increase (decrease) in cash and cash equivalents           (7,845)          1,212             376
Cash and cash equivalents at beginning of year                 13,610          12,398          12,022
                                                             ----------------------------------------
Cash and cash equivalents at end of year                     $  5,765         $13,610        $ 12,398
-----------------------------------------------------------------------------------------------------
Interest paid                                                $  4,083         $ 3,106        $  3,172
Income taxes paid                                                 253             354              41
Supplemental disclosures of non-cash financing activities:
Exchange of 7 1/2% Notes                                          108               -          17,868
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
                                                                                                                       Accumulated
                                                                                   Additional                                Other
In thousands, except share data                     Common Stock         Class B      Paid-in   Treasury   Retained  Comprehensive
For the three years ended December 31, 2006        Shares   Amount    Shares Amount   Capital      Stock   Earnings  Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2004                         2,452,900   $2,453   287,505   $287   $13,901   $(11,837)   $20,490        $(1,258)
Net income                                              -        -         -      -         -          -        539              -
Cash dividends                                          -        -         -      -         -          -       (177)             -
Common stock acquired (26 shares)                       -        -         -      -         -         (1)         -              -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation              -        -         -      -         -          -          -            329
   Unrealized holding loss on securities                -        -         -      -         -          -          -             (4)
   Minimum pension liability adjustment                 -        -         -      -         -          -          -           (117)
Class B conversion to common stock                     42        -       (42)     -         -          -          -              -
                                                ----------------------------------------------------------------------------------
Balance December 31, 2004                       2,452,942    2,453   287,463    287    13,901    (11,838)    20,852         (1,050)
Net loss                                                -        -         -      -         -          -     (1,793)             -
Cash dividends                                          -        -         -      -         -          -       (176)             -
Common stock acquired (366 shares)                      -        -         -      -         -         (3)         -              -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation              -        -         -      -         -          -          -             88
   Unrealized holding loss on securities                -        -         -      -         -          -          -            (24)
   Minimum pension liability adjustment                 -        -         -      -         -          -          -           (301)
Class B conversion to common stock                    649        -      (649)     -         -          -          -              -
                                                ----------------------------------------------------------------------------------
Balance December 31, 2005                       2,453,591    2,453   286,814    287    13,901    (11,841)    18,883         (1,287)
Net loss                                                -        -         -      -         -          -     (1,647)             -
Cash dividends                                          -        -         -      -         -          -        (43)             -
Stock option compensation expense                       -        -         -      -         4          -          -              -
Common stock issued (2,000 shares)                      -        -         -      -         -         18          -              -
Stock options exercised (2,500 shares)                  -        -         -      -        (8)        20          -              -
Other comprehensive income (loss), net of tax:
   Unrealized foreign currency translation              -        -         -      -         -          -          -            (23)
   Unrealized holding gain on securities                -        -         -      -         -          -          -             24
   Minimum pension liability adjustment                 -        -         -      -         -          -          -            354
   Pension liability adjustment - SFAS 158              -        -         -      -         -          -          -           (921)
                                                ----------------------------------------------------------------------------------
Balance December 31, 2006                       2,453,591   $2,453   286,814   $287   $13,897   $(11,803)   $17,193        $(1,853)
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

<CAPTIONS>
In thousands                Years ended December 31      2006       2005       2004
-----------------------------------------------------------------------------------
Net income (loss)                                     $(1,647)   $(1,793)     $ 539
                                                      -----------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation                 (23)        88        329
  Unrealized holding gain (loss) on securities             40        (40)        (7)
  Minimum pension liability adjustment                    306       (219)      (196)
  Pension liability adjustment - SFAS 158              (1,536)         -          -
  Income tax benefit (expense) related to items
    of other comprehensive income (loss)                  647        (66)        82
                                                      -----------------------------
Total other comprehensive income (loss), net of tax      (566)      (237)       208
                                                      -----------------------------
Comprehensive income (loss)                           $(2,213)   $(2,030)     $ 747
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of cinemas.

    Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the "Company"). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is included in other assets in the Consolidated Balance Sheets and is recorded as income from joint venture in the Consolidated Statements of Operations. Intercompany balances and transactions have been eliminated in consolidation.
    Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
    Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company's credit facility with its senior lender requires maintaining accounts with an average monthly compensating balance of not less than $750,000.
    Available-for-sale securities: Available-for-sale securities consist of mutual fixed income funds and are stated at fair value based on quoted market prices. The Company determines realized gains and losses on the specific identification basis. Unrealized gains and losses on investments available-for-sale are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Income (Loss).
    Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:

<CAPTIONS>
In thousands                         2006         2005         2004
-------------------------------------------------------------------
Balance at beginning of year       $  935        $ 711       $1,092
   Provisions                         258          360          213
   Deductions                        (159)        (136)        (594)
                                   --------------------------------
Balance at end of year             $1,034        $ 935       $  711
-------------------------------------------------------------------

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and currently believes that its credit risk exposure is limited.
    Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value. Valuation allowances for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays. The Company evaluates the adequacy of these valuation allowances regularly.
    Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and depreciated over their respective useful lives using straight line or 150% declining balance methods. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease.

The estimated useful lives are as follows:

<CAPTIONS>
                                       Years
--------------------------------------------
Rental equipment                     10 - 15
Buildings and improvements           10 - 40
Machinery, fixtures and equipment     4 - 15
Leaseholds and improvements           5 - 27
--------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
    Goodwill and intangibles: Goodwill and intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist.
    Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; noncompete agreements over their term of 10 years; deferred financing costs over the life of the related debt of two to 20 years; and other intangibles over 10 years. Of the total goodwill of $1,004,000, $938,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment. The Company annually evaluates the value of its goodwill and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. The Company performed the annual impairment tests for goodwill as of October 1, 2006, 2005 and 2004, and determined that goodwill was not impaired as of those dates. The Company also periodically evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows. Other intangible assets are evaluated when indicators of impairment exist.
    Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
    Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of 15 years using an accelerated method, which contemplates contract expiration, fall-out and non-renewal.
    Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements, which generally run for periods of one month to 10 years. At December 31, 2006, the future minimum lease payments due the Company under operating leases that expire at varying dates through 2016 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $20,441,000 was as follows: $9,986,000 - 2007, $4,876,000 - 2008, $2,782,000 - 2009, $1,483,000 - 2010, $737,000 - 2011,
$577,000 - thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Theatre receipts and other revenues are recognized at the time service is provided.
    Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
    Taxes on income: The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the assets and liabilities.
    Foreign currency: The functional currency of the Company's non-U.S. business operation is the applicable local currency. The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets and Concolidated Statements of Comprehensive Income (Loss). Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
    Derivative financial instruments: The Company has limited involvement with derivative financial instruments and does not use them for trading purposes; they are only used to manage and fix well-defined interest rate risks. The Company was not involved in any derivative financial instruments during the three years ended December 31, 2006.

    Share-based compensation plans: On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Under the fair value recognition provisions of SFAS 123R compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the binomial options-pricing valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate. For details on the accounting effect of share-based compensation see Note 13 - Share-Based Compensation. The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense or all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations.
    Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Therefore, there was no share-based compensation recorded in the Consolidated Statements of Operations related to employee and director stock options for the years ended December 31, 2005 and 2004.
    Recent accounting pronouncements: In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires, unless impracticable, retrospective application to the prior periods' financial statements as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement in 2006 did not have a material impact on the Company's financial position or results of operations.
    In April 2006, the FASB issued FSP FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R," which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity's creation are examined to determine the variability in applying FIN 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This Statement is effective for all reporting periods beginning after June 15, 2006. The adoption of this Statement in 2006 did not have a material impact on the Company's financial position or results of operations.
    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes." The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, "Accounting for Contingencies." The Company will adopt the provisions of this Statement in 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.
    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact of SFAS 157 on the Company's financial condition and results of operations.
    In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize on its balance sheet the funded status of a benefit plan. Gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income are also required to be recognized. In addition, SFAS 158 requires that the measurement date of defined benefit plan assets and obligations must coincide with the year-end date and certain disclosures are required in the notes to the consolidated financial statements. The Company adopted SFAS 158 effective December 31, 2006. For details on the accounting effect of the defined benefit plan, see Note 12 - Pension Plan.

    Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and reported net of income taxes in accumulated other comprehensive income (loss) until realized. An adjustment of $40,000 was recorded to reflect the unrealized loss on available-for-sale securities at December 31, 2006 and an adjustment of $40,000 was recorded to reflect the unrealized gains on available-for-sale securities at December 31, 2005. Management believes that these changes in the fair value of securities are temporary. The Company realized a loss of $15,000 during 2006 and a gain of $1,000 during 2005 on the sales of available-for-sale securities. Previously, an unrealized loss of $23,000 and $1,000, respectively, had been recorded in accumulated other comprehensive income (loss) for these sold available-for-sale securities.

Available-for-sale securities consist of the following:

<CAPTIONS>
In thousands             2006                   2005
-------------------------------------------------------------
                      Fair  Unrealized       Fair  Unrealized
                     Value      Losses      Value      Losses
                     ----------------------------------------
Mutual funds          $199         $17       $284         $48
Equity securities        -           -        147           9
                      ---------------------------------------
                      $199         $17       $431         $57
-------------------------------------------------------------

3.  Inventories

Inventories consist of the following:

<CAPTIONS>
In thousands              2006      2005
----------------------------------------
Raw materials           $4,508    $3,740
Work-in-progress         1,358     1,411
Finished goods             601       507
                        ----------------
                        $6,467    $5,658
----------------------------------------

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
In thousands                           2006       2005
------------------------------------------------------
Land, buildings and improvements    $31,706    $31,239
Machinery, fixtures and equipment     6,765      6,969
Leaseholds and improvements             988        980
                                    ------------------
                                    $39,459    $39,188
------------------------------------------------------

Land, buildings and equipment having a net book value of $25.6 million and $26.6 million at December 31, 2006 and 2005, respectively, were pledged as collateral under various mortgage agreements.

5.  Other Assets

Other assets consist of the following:

<CAPTIONS>
In thousands                                         2006     2005
------------------------------------------------------------------
Receivable - sale/leaseback of facility            $2,580   $2,580
Deferred financing costs, net of accumulated
  amortization of $641 - 2006 and $1,167 - 2005       798      878
Spare parts                                           750      850
Investment in joint venture (see Note 17)             444    1,099
Prepaids                                              347      374
Noncompete agreements, net of accumulated
  amortization of $186 - 2006 and $271 - 2005         274      320
Maintenance contracts, net of accumulated
  amortization of $2,303 - 2006 and $2,256 - 2005      84      131
Deposits and other                                    751      597
                                                   ---------------
                                                   $6,028   $6,829
------------------------------------------------------------------

The receivable - sale/leaseback of facility relates to a long-term receivable secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser of the Norwalk, Connecticut facility (see
Note 6).
    Deferred financing costs relate to the issuance of the 8 1/4% limited convertible senior subordinated notes, the 9 1/2% subordinated debentures, mortgages and other financing agreements.
    Noncompete agreements relate to the acquisition of theatre leases and a $450,000 restrictive covenant agreement relating to a theatre acquisition.
    Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
    Future amortization expense of intangible assets over the next five years is expected as follows: $279,000 - 2007, $199,000 - 2008, $157,000 - 2009,
$156,000 - 2010, $153,000 - 2011.


6.  Sale of Assets and Discontinued Operation

Sale of Assets

On June 3, 2004, the Company entered into a sale/leaseback of its Norwalk, Connecticut facility for a sales price of $8.1 million, of which $5.5 million was paid in cash and the balance of $2.6 million is payable, with interest, four years from closing. The Company leased back the property for four years, after which a three-year lease for part of the property will take effect. The $2.6 million receivable is included in other assets in the Consolidated Balance Sheets. In accordance with SFAS No. 28, "Accounting for Sales with
Leasebacks," the Company recorded a gain of approximately $2.5 million ($1.5 million, net of tax) on the sale and deferred $2.2 million of the gain for a total gain of $4.7 million. The deferred gain represents the present value of the lease payments over the term of the leaseback and will be recognized proportionately to the rental charge over the next seven years and is included in deferred credits, deposits and other in the Consolidated Balance Sheets. The $2.6 million balance of the purchase price is secured by a purchase money mortgage subordinate to a $3.5 million first mortgage in favor of the purchaser's lender. In conjunction with the sale, the Company prepaid $4.9 million of its long-term debt with its senior lenders.

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

The following table presents the financial results of the discontinued operation:

<CAPTIONS>
In thousands                             2004
---------------------------------------------
Revenues                                $ 135
Operating expenses                        126
                                        -----
Gross profit                                9
General and administrative expenses      (126)
Foreign currency gain                     141
Interest income                             3
Gain on sale of assets                    112
Income tax provision                      (12)
                                        -----
Income from discontinued operation      $ 127
                                        -----
Earnings per share:
  Basic                                 $0.10
  Diluted                               $0.03
---------------------------------------------


7.  Taxes on Income

The components of income tax expense (benefit) are as follows:

<CAPTIONS>
In thousands                           2006      2005      2004
---------------------------------------------------------------
Current:
  Federal                           $     -   $     -      $  -
  State and local                         -        78        60
  Foreign                               234       292       306
                                    ---------------------------
                                        234       370       366
                                    ---------------------------
Deferred:
  Federal                            (1,562)   (1,122)       44
  State and local                      (293)     (211)       17
                                    ---------------------------
                                     (1,855)   (1,333)       61
                                    ---------------------------
Total income tax expense (benefit)  $(1,621)  $  (963)     $427
---------------------------------------------------------------

Income (loss) from continuing operations before income taxes is from the United States ($3,734) and ($3,396) and Canada $466 and $640 for the years ended December 31, 2006 and 2005, respectively.

Income taxes provided differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
                                               2006        2005        2004
---------------------------------------------------------------------------
Statutory federal income tax (benefit) rate   (34.0%)     (34.0%)      34.0%
State income taxes, net of federal benefit     (5.9)       (3.1)        6.0
Foreign income taxed at different rates         2.3         2.7         8.8
Gain on purchase of the Company's
  9% subordinated debentures                  (11.4)          -           -
Other                                          (0.6)       (0.5)        2.1
                                              -----------------------------
Effective income tax rate                     (49.6%)     (34.9%)      50.9%
---------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

<CAPTIONS>
In thousands                                   2006          2005
-----------------------------------------------------------------
Deferred tax asset:
   Tax credit carryforwards                  $1,038       $ 1,040
   Operating loss carryforwards               5,932         5,363
   Net pension costs                          1,207           429
   Bad debts                                    361           332
   Other                                        482           657
   Valuation allowance                          (56)          (58)
                                             --------------------
                                              8,964         7,763
                                             --------------------

Deferred tax liability:
   Depreciation                               8,930         9,830
   Gain on purchase of the Company's
     9% subordinated debentures                   -           439
   Other                                        510           472
                                             --------------------
                                              9,440        10,741
                                             --------------------
Net deferred tax liability                   $  476       $ 2,978
-----------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $14.3 million, which begin to expire in 2019.
    A valuation allowance has been established for the amount of deferred tax assets related to state net operating loss carryforwards and job credits, which management estimates will more likely than not expire unused.


8.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
In thousands                              2006        2005
----------------------------------------------------------
Deferred revenues                       $1,678      $1,693
Compensation and employee benefits       1,115         931
Interest payable                           943         700
Taxes payable                              482         703
Warranty obligations                       186         212
Pension liability (see Note 12)             95         198
Other                                    2,430       2,549
                                        ------------------
                                        $6,929      $6,986
----------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the

Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.

A summary of the warranty liabilities at December 31, follows:

<CAPTIONS>
In thousands                     2006     2005     2004
-------------------------------------------------------
Balance at beginning of year    $ 212    $ 260     $308
   Provisions                     139      100        -
   Deductions                    (165)    (148)     (48)
                                -----------------------
Balance at end of year          $ 186    $ 212     $260
-------------------------------------------------------


9.  Long-Term Debt

Long-term debt consist of the following:

<CAPTIONS>
In thousands                                             2006      2005
-----------------------------------------------------------------------
7 1/2% Convertible subordinated notes due 2006        $     -   $12,309
8 1/4% Limited convertible senior subordinated
  notes due 2012                                       17,958    17,868
9 1/2% Subordinated debentures due 2012                 1,057     1,057
Term loan - bank secured, due in quarterly
  installments through 2008                            14,350     9,000
Revolving loan - secured                                5,000     5,000
Real estate mortgages - secured, due in monthly
  installments through 2024                            16,200    17,231
Loans payable - CEBA, secured, due in monthly
  installments through 2007                               134        45
                                                      -----------------
                                                       54,699    62,510
Less portion due within one year                        3,162    14,145
                                                      -----------------
Long-term debt                                        $51,537   $48,365
-----------------------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
In thousands       2007         2008         2009         2010         2011
---------------------------------------------------------------------------
                 $3,162      $18,257       $1,202       $1,246       $1,255
---------------------------------------------------------------------------

The 7 1/2% Convertible Subordinated Notes (the "7 1/2% Notes") were due December 1, 2006. On June 15, 2006, the $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. Interest was payable semi-annually. The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half.
    On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of the 7 1/2% Notes were exchanged, ($0.1 million in 2006 and $17.9 million in 2004) leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012 (the "Debentures").
    On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock for each $1,000 principal amount of its 8 1/4% Notes. The exchange offer commenced February 14, 2007 and expired on March 15, 2007. The offer was for up to $9,000,000 principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding.
    The Debentures are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semi-annually.
The Debentures may be redeemed by the Company, in whole or in part, at declining premiums.

    The Company has a bank Credit Agreement, which was modified subsequent to year end to extend the maturity from January 1, 2008 to April 1, 2008, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.60% to 8.25% at December 31, 2006). The Credit Agreement matures on April 1, 2008. $6.1 million of the non-revolving line of credit was drawn to finance one-half of the redemption of the 7 1/2% Notes and as of December 31, 2006, was converted into a four-year term loan maturing April 1, 2008. At December 31, 2006, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets. As of December 31, 2006, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with the cap on capital expenditures, which its senior lender waived subsequent to year end.
    The Company has mortgages on certain of its facilities at variable rates of interest, which are payable in monthly installments, the last of which extends to 2024. At December 31, 2006, such variable interest rates ranged from 7.13% to 8.25%.
    During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred credits, deposits and other in the Consolidated Balance Sheets prior to December 31, 2002 and in long-term debt between January 1, 2003 and September 30, 2005. The loans are forgiven on a pro-rata basis when predetermined employment levels are attained. At December 31, 2002, the Company had not met the maximum specified employment levels and, accordingly, would have been required to pay the non-forgiven portion, but the agreement had been amended in 2005 to allow the Company until December 31, 2007 to meet the specified employment levels. In addition, during 2006, the Company received $150,000 from the State of Iowa and City of Des Moines as a zero percent interest loan, amortizing on a straight-line basis for five years. At December 31, 2006, the present value of this loan, assuming a 6% interest rate, the rate of previous loans from the State of Iowa and City of Des Moines, is $116,000. The $21,000 premium is being amortized using the effective interest method and is included in the carrying value of the loan.
    During 2006, the Company incurred interest costs of $4.5 million. At December 31, 2006, the estimated fair value of the 8 1/4% Notes and the Debentures was $17.6 million and $1.0 million, respectively. The estimated fair value of the remaining long-term debt approximates the carrying value. At December 31, 2006, the Company was not involved in any derivative financial instruments.


10.  Stockholders' Equity

During 2006, the Board of Directors declared one quarterly cash dividend of $0.035 per share on the Company's Common Stock and $0.0315 per share on the Company's Class B Stock, which was paid in April 2006. The Board of Directors did not declare any further quarterly cash dividends on the Company's Common Stock or on the Company's Class B Stock in order to preserve cash and pay down debt. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.
    The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock.
    The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
    The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
    Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 2.1 million and 2.9 million at December 31, 2006 and 2005, respectively.
    On March 15, 2007, 1,041,257 shares of Common Stock were issued in exchange for $7,829,000 principal amount of the 8 1/4% Notes.

11.  Engineering Development

Engineering development expense was $449,000, $383,000 and $443,000 for 2006, 2005, and 2004, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations.


12.  Pension Plan

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires, among other things, an employer to recognize the funded status of its benefit plans in its balance sheet. The Company adopted SFAS 158 as of December 31, 2006.

The following table summarizes the effect of required changes in the adoption of SFAS 158 in our Consolidated Balance Sheet as of December 31, 2006:

<CAPTIONS>
                                                            Before adoption                After adoption
                                                              of SFAS 158     Adjustments     of SFAS 158
---------------------------------------------------------------------------------------------------------
Prepaids and other current assets                               $   951         $  (93)           $   858
Total Assets                                                     88,565            (93)            88,472
Deferred credits, deposits and other noncurrent liabilities       2,340          1,442              3,782
Deferred income taxes                                             1,090           (614)               476
Accumulated other comprehensive loss, net of tax                   (932)          (921)            (1,853)
Total stockholders' equity                                       21,095           (921)            20,174
Total Liabilities and Stockholders' Equity                       88,565            (93)            88,472
---------------------------------------------------------------------------------------------------------

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2006.
    For 2006 and 2005, due primarily to a drop in the discount rate and the effect of the plan's investment experience at the December 31 measurement dates on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. The Company's pension obligations for this plan exceeded plan assets by $3.0 million at December 31, 2006.
    The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.
Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The portfolio contains a diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

At December 31, 2006 and 2005, the Company's pension plan weighted average asset allocations by asset category are as follows:

<CAPTIONS>
                                       2006     2005
----------------------------------------------------
Guaranteed investment contracts        48.8%    55.5%
Equity and index funds                 48.8     42.3
Bonds                                   2.1      2.1
Money market funds                      0.3      0.1
                                      --------------
                                      100.0%   100.0%
----------------------------------------------------

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2006 and 2005.

The funded status of the plan as of December 31, 2006 and 2005 is as follows:

<CAPTIONS>
In thousands                                              2006         2005
---------------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at beginning of year      $11,024      $10,665
Interest cost                                              611          619
Actuarial loss                                               9          366
Benefits paid                                             (738)        (626)
                                                       --------------------
Projected benefit obligation at end of year            $10,906      $11,024
                                                       --------------------
Change in plan assets:
Fair value of plan assets at beginning of year         $ 7,862      $ 7,380
Actual return on plan assets                               754          423
Company contributions                                        -          685
Benefits paid                                             (738)        (626)
                                                       --------------------
Fair value of plan assets at end of year               $ 7,878      $ 7,862
                                                       --------------------
Funded status:
Funded status (underfunded)                            $(3,028)     $(3,162)
Net actuarial loss                                       3,790        4,192
Unrecognized prior service cost                             93          110
                                                       --------------------
Net amount                                             $   855      $ 1,140
                                                       --------------------
Amounts recognized in the balance sheet consist of:
Accrued benefit liability                              $(1,585)     $(1,622)
Unrecognized prior service cost                             93          110
Accumulated other comprehensive loss                     2,347        2,652
                                                       --------------------
Net amount                                             $   855      $ 1,140
                                                       --------------------
Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                      5.75%        6.00%
  Benefit obligations                                     6.00%        5.75%
Expected return on plan assets                            8.75%        8.75%
Rate of compensation increase                             3.00%        3.00%
---------------------------------------------------------------------------

The accumulated benefit obligation at December 31, 2006 and 2005 was $9.5 million. The minimum required contribution for 2007 is expected to be $95,000.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
In thousands         2007     2008     2009     2010     2011
-------------------------------------------------------------
                     $141     $545     $441     $509   $1,071
-------------------------------------------------------------

The following table presents the components of the net periodic pension cost for the three years ended
December 31, 2006:

<CAPTIONS>
In thousands                         2006    2005    2004
---------------------------------------------------------
Interest cost                       $ 611   $ 619   $ 609
Expected return on plan assets       (654)   (643)   (591)
Amortization of prior service cost     17      17      17
Amortization of net actuarial loss    311     268     245
                                    ---------------------
Net periodic pension cost           $ 285   $ 261   $ 280
---------------------------------------------------------

The Company does not offer any post-retirement benefits other than the pension retirement benefits described herein.

13.  Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period). The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations. The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.
    The Company has four stock option plans. Under the 1995 Stock Option Plan and the 1992 Stock Option Plan, 125,000 and 50,000 shares of Common Stock, respectively, were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. Under the Non-Statutory Stock Option Agreement, 10,000 shares of Common Stock were authorized and issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

<CAPTIONS>
                                                                      Weighted
                                         Number of Shares              Average
                               ----------------------------------     Exercise
                               Authorized     Granted   Available        Price
------------------------------------------------------------------------------
Balance January 1, 2004           160,739      79,539      81,200       $ 6.62
Terminated                         (4,500)     (5,500)      1,000        10.29
Granted                                 -       7,000      (7,000)        6.81
                                  -------------------------------
Balance December 31, 2004         156,239      81,039      75,200         6.39
Terminated                        (73,439)    (11,739)    (61,700)        8.10
Granted                                 -       2,000      (2,000)        6.25
                                  -------------------------------
Balance December 31, 2005          82,800      71,300      11,500         6.10
Terminated                              -      (2,000)      2,000         6.08
Exercised                          (2,500)     (2,500)          -         4.95
Granted                                 -         500        (500)        5.95
                                  -------------------------------
Balance December 31, 2006          80,300      67,300      13,000         6.15
------------------------------------------------------------------------------

Under the 1995 and 1992 Stock Option Plans, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant (five years if the optionee owns more than 10% of the voting power) and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2006 under the 1995 Plan, options for 46,300 shares with exercise prices ranging from $5.40 to $15.1875 per share were outstanding, all of which were exercisable. During 2006, no options were exercised, granted or expired. During 2005, no options were exercised, and options for 9,739 shares expired. During 2004, options for 5,000 shares were granted with an exercise price of $7.00 per share, no options were exercised, and no options expired. No additional options can be granted under the 1995 Plan.
    Under the 1992 Plan, no additional options can be granted and at December 31, 2006, no options were outstanding. During 2004, no options were exercised, and options for 4,500 shares expired.
    Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2006, options for 11,000 shares with exercise prices ranging from $4.025 to $7.00 per share were outstanding, 10,500 of which were exercisable. During 2006, options for 500 shares were granted with an exercise price of $5.95 per share, 2,500 options were exercised, which had an intrinsic value of $7,000 determined as a difference between the market price at the date of exercise and the exercise price, and options for 1,500 shares expired. During 2005, options for 2,000 shares were granted with an exercise price of $6.25 per share, no options were exercised, and options for 2,000 shares expired. During 2004, options for 2,000 shares were granted with an exercise price of $6.35 per share, no options were exercised, and options for 1,000 shares expired.
    Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2006, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2006, 2005 and 2004, no options were exercised and no options expired.

The following tables summarize information about stock options outstanding at December 31, 2006:

<CAPTIONS>
                                            Weighted
                                             Average          Weighted   Aggregate
Range of                  Number           Remaining           Average   Intrinsic
Exercise Prices      Outstanding    Contractual Life    Exercise Price       Value
----------------------------------------------------------------------------------
$ 4.03  - $ 5.39          14,500                 3.7            $ 4.15    $ 32,000
  5.40  -   6.15          30,500                 4.9              5.49      82,000
  6.16  -   7.00           8,500                 5.8              6.76      31,000
  7.01  -   9.00          12,500                 1.7              9.00      56,000
  9.01  -  11.44           1,000                 0.2             11.44       4,000
 11.45  -  15.19             300                 0.8             15.19       1,000
                          ------                                          --------
                          67,300                 4.1              6.15    $206,000
----------------------------------------------------------------------------------

<CAPTIONS>
                                                              Weighted   Aggregate
Range of                  Number                               Average   Intrinsic
Exercise Prices      Exercisable                        Exercise Price       Value
----------------------------------------------------------------------------------
$ 4.03  - $ 5.39          14,500                                $ 4.15    $ 32,000
  5.40  -   6.15          30,000                                  5.48      81,000
  6.16  -   7.00           8,500                                  6.76      31,000
  7.01  -   9.00          12,500                                  9.00      56,000
  9.01  -  11.44           1,000                                 11.44       4,000
 11.45  -  15.19             300                                 15.19       1,000
                          ------                                          --------
                          66,800                                  6.15    $205,000
----------------------------------------------------------------------------------

As of December 31, 2006 there was $1,000 of total unrecognized compensation cost related to non-vested options granted under the Plans. That cost will be recognized in 2007.

The estimated fair value of options granted during 2006, 2005 and 2004 was $2.86, $2.66 and $3.26 per share, respectively. The fair value of options granted under the Company's stock option plans during 2006, 2005 and 2004 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                                           2006      2005      2004
-------------------------------------------------------------------
Dividend yield                                -      2.06%     2.04%
Expected volatility                       42.17%    43.00%    44.00%
Risk free interest rate                    4.76%     4.59%     4.92%
Expected lives of option grants (years)    4.0       4.0       4.0
-------------------------------------------------------------------

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. The Company did not recognize stock option-based compensation cost in our Consolidated Statements of Operations for the periods prior to the adoption of SFAS 123R, as all options granted had an exercise price equal to the market price of our Common Stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
In thousands, except per share data                          2005        2004
-----------------------------------------------------------------------------
Net income (loss), as reported                            $(1,793)      $ 539
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net of tax            9           7
                                                          -------------------
Pro forma net income (loss)                               $(1,802)      $ 532
                                                          -------------------
Earnings (loss) per share:
  Basic, as reported                                      $ (1.42)      $0.43
  Diluted, as reported                                    $ (1.42)      $0.43

  Basic, pro forma                                        $ (1.43)      $0.42
  Diluted, pro forma                                      $ (1.43)      $0.42
-----------------------------------------------------------------------------


14.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income (loss) for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2006, outstanding debt convertible into 1,994,000 shares of Common Stock and outstanding stock options to purchase 67,300 shares of Common Stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

<CAPTIONS>
In thousands, except per share data                                 2006       2005     2004
--------------------------------------------------------------------------------------------
Numerator:
  Income (loss) from continuing operations                       $(1,647)   $(1,793)  $  412
  Income from discontinued operation                                   -          -      127
                                                                 ---------------------------
  Net income (loss)                                               (1,647)    (1,793)     539
  Add interest expense on 7 1/2% convertible subordinated
   notes and 8 1/4% limited convertible senior
   subordinated notes, net of tax                                      -          -    1,757
                                                                 ---------------------------
   Net income (loss), adjusted                                   $(1,647)   $(1,793)  $2,296
                                                                 ---------------------------
Denominator:
  Basic - weighted average common shares outstanding               1,260      1,261    1,261
  Dilutive effect of:
    Convertible notes                                                  -          -    2,658
    Stock options                                                      -          -       13
                                                                 ---------------------------
  Diluted shares outstanding                                       1,260      1,261    3,932
                                                                 ---------------------------


Earnings (loss) per share - continuing operations:
  Basic                                                          $ (1.31)   $ (1.42)  $ 0.33
  Diluted                                                        $ (1.31)   $ (1.42)  $ 0.33
Earnings per share - discontinued operation:
  Basic                                                          $     -    $     -   $ 0.10
  Diluted                                                        $     -    $     -   $ 0.03
Total earnings (loss) per share:
  Basic                                                          $ (1.31)   $ (1.42)  $ 0.43
  Diluted                                                        $ (1.31)   $ (1.42)  $ 0.43
--------------------------------------------------------------------------------------------


15.  Commitments and Contingencies

Commitments: The Company has employment agreements with certain executive officers, which expire at various dates through March 2010 and a consulting agreement, with a private consulting company owned by the family of a certain board member who is a former officer of the Company and performs the consulting services on behalf of the consulting company, which expires December 2011, unless extended in accordance with its terms. At December 31, 2006, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $4.5 million.
    Contingencies: The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.
    Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2006 aggregating $3,042,000 are as follows: $750,000 - 2007, $514,000 - 2008,
$315,000 - 2009, $293,000 - 2010, $136,000 - 2011, $1,034,000 - thereafter.
Rent expense was $908,000, $1,053,000 and $737,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
    Guarantees: The Company has guaranteed $0.7 million (75%) of a $0.9 million business loan to finance theatre equipment held by its joint venture, MetroLux Theatres, until May 2011, and, accordingly has recognized a liability for $33,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $0.7 million (75%) of the $0.9 million business loan. The assets of MetroLux Theatres collateralize this business loan.


16.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.
    The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/real estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment and the Entertainment/real estate segment includes the operating results of the theatre joint venture, MetroLux Theatres. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.
    Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 is as follows:

<CAPTIONS>
In thousands                                            2006       2005       2004
----------------------------------------------------------------------------------
Revenues:
  Indoor display                                     $13,859   $ 15,261    $17,356
  Outdoor display                                     26,607     25,742     21,857
  Entertainment/real estate                           13,445     13,365     13,366
                                                     -----------------------------
Total revenues                                       $53,911   $ 54,368    $52,579
                                                     -----------------------------
Operating income (loss):
  Indoor display                                     $  (361)  $  1,136    $ 2,433
  Outdoor display                                      1,393        520        386
  Entertainment/real estate                            3,135      2,862      3,123
                                                     -----------------------------
Total operating income                                 4,167      4,518      5,942
Other income                                              87        199      2,618
Corporate general and administrative expenses         (3,294)    (3,601)    (3,990)
Interest expense - net                                (4,228)    (3,872)    (3,731)
Income tax benefit (provision)                         1,621        963       (427)
                                                     -----------------------------
Income (loss) from continuing operations              (1,647)    (1,793)       412
Income from discontinued operation, net of taxes           -          -        127
                                                     -----------------------------
Net income (loss)                                    $(1,647)  $ (1,793)   $   539
                                                     -----------------------------



Assets:
  Indoor display                                     $31,529   $ 33,546
  Outdoor display                                     23,287     24,105
  Entertainment/real estate                           27,691     28,858
                                                     ------------------
Total identifiable assets                             82,507     86,509
General corporate                                      5,965     14,041
                                                     ------------------
Total assets                                         $88,472   $100,550
                                                     ------------------
Depreciation and amortization:
  Indoor display                                     $ 5,709   $  5,894    $ 5,970
  Outdoor display                                      2,532      2,521      2,463
  Entertainment/real estate                            1,038      1,016        955
  General corporate                                      264        254        464
                                                     -----------------------------
Total depreciation and amortization                  $ 9,543   $  9,685    $ 9,852
                                                     -----------------------------
Capital expenditures:
  Indoor display                                     $ 3,690   $  4,270    $ 4,082
  Outdoor display                                        748        883      1,476
  Entertainment/real estate                              551      1,654      2,703
  General corporate                                        1          2         62
                                                     -----------------------------
Total capital expenditures                           $ 4,990   $  6,809    $ 8,323
----------------------------------------------------------------------------------

17.  Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux
Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three years ended December 31, 2006, and balance sheet summary information as of December 31, 2006 and 2005:

<CAPTIONS>
In thousands                                            2006       2005       2004
----------------------------------------------------------------------------------
Revenues                                              $5,235     $3,656     $3,548
Gross profit                                             909        929        938
Other income (expense)                                  (121)      (616)       (78)
Net income                                               688        252        794
Company's share of partnership net income                344        126        396
----------------------------------------------------------------------------------

Current assets                                           634      3,623
Noncurrent assets                                      1,851      2,021
                                                      -----------------
Total assets                                           2,485      5,644
                                                      -----------------

Current liabilities                                      859      2,654
Noncurrent liabilities                                   832        980
                                                      -----------------
Total liabilities                                      1,691      3,634
                                                      -----------------

Company's equity in partnership net assets            $  412     $1,047
----------------------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets.


18.  Statements of Cash Flows

During 2005, the Company changed the presentation of its Consolidated Statements of Cash Flows to separately present the cash flows from the discontinued operation within the categories of operating and investing activities. There were no cash flows from financing activities related to the discontinued operation.

A summary of the effects of the change in presentation in the Consolidated
Statements of Cash Flows for the year ended December 31, 2004 is as follows:

<CAPTIONS>
In thousands                                                                  2004
----------------------------------------------------------------------------------
Net cash provided by operating activities as previously reported           $ 6,805
Cash used in discontinued operation                                         (1,734)
                                                                           -------
Net cash provided by operating activities as currently reported            $ 5,071
                                                                           -------
Net cash flows used in investing activities as previously reported         $(1,120)
Cash provided by discontinued operation                                      1,205
                                                                           -------
Net cash provided by investing activities as currently reported            $    85
----------------------------------------------------------------------------------

                          ___________________________

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Trans-Lux Corporation

     We have audited the consolidated balance sheets of Trans-Lux Corporation and its subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 12 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in its consolidated balance sheet effective December 31, 2006, in adopting the new accounting standard for Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

Eisner LLP

New York, New York
April 2, 2007



To the Board of Directors and Stockholders of Trans-Lux Corporation
Norwalk, CT

     We have audited the accompanying consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Trans-Lux Corporation and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 18, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present the cash flows from operating and investing activities of the discontinued operation within the respective categories of operating and investing activities of the Company and retroactively restated the consolidated statement of cash flows for the year ended December 31, 2004, for the change.

Deloitte & Touche LLP

Stamford, CT
March 29, 2005 (March 27, 2006 as to Note 18)

                               METROLUX THEATRES

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2006, 2005 AND 2004

                               CONTENTS


                                                                     Page

     INDEPENDENT AUDITORS' REPORT                                      41

     FINANCIAL STATEMENTS:
             Balance Sheets                                            42
             Statements of Income                                      43
             Statements of Partners' Equity                            44
             Statements of Cash Flows                               45-46


     NOTES TO THE FINANCIAL STATEMENTS                              47-54

                                 GUILLEN, SUEDE
                                   AND COMPANY
           A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

              23480 Park Sorrento, Suite 100B, Calabasas, CA  91302
        TEL: (818) 348-4800  FAX: (818) 348-6326  WEB: www.gsandcocpa.com



Board of Directors
MetroLux Theatres
Norwalk, Connecticut


                          Independent Auditors' Report


We have audited the accompanying balance sheets of MetroLux Theatres as of December 31, 2006, 2005 and 2004, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Guillen, Suede and Company

March 9, 2007

                               METROLUX THEATRES

                                 BALANCE SHEETS

                        DECEMBER 31, 2006, 2005 AND 2004
                             (Dollars in thousands)

<CAPTIONS>
                                     ASSETS

                                                       2006            2005            2004
                                                     ------          ------          ------
CURRENT ASSETS:
  Cash                                               $  499          $  465          $  541
  Concession supplies                                    25              21              13
  Prepaid expenses and other current assets             110              85              52
  Long-lived assets held for sale                         -           3,052               -
                                                     ------          ------          ------
     Total current assets                               634           3,623             606

PROPERTY AND EQUIPMENT, net                           1,841           1,990           3,882

INTANGIBLE ASSETS, NET                                   10              31              15
                                                     ------          ------          ------
                                                     $2,485          $5,644          $4,503
                                                     ======          ======          ======

                           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Film rentals payable                               $  201          $  192          $  127
  Accounts payable and accrued expenses                 336             280             165
  Current portion of long-term debt                     179           2,053             225
  Deferred revenues                                     115             103              82
  Due to Partners                                        28              26               9
                                                     ------          ------          ------
     Total current liabilities                          859           2,654             608

DEFERRED LEASE LIABILITY                                131              97               -

LONG-TERM DEBT, net of current portion                  701             883           1,635
                                                     ------          ------          ------
     Total liabilities                                1,691           3,634           2,243

COMMITMENTS                                               -               -               -

PARTNERS' EQUITY                                        794           2,010           2,260
                                                     ------          ------          ------
                                                     $2,485          $5,644          $4,503
                                                     ======          ======          ======

    The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (Dollars in thousands)

<CAPTIONS>
                                                       2006            2005            2004
                                                     ------          ------          ------
OPERATING REVENUES:
  Theatre operations
     Admissions                                      $3,464          $2,419          $2,401
     Concessions                                      1,701           1,177           1,077
     Other operating revenues                            70              60              70
                                                     ------          ------          ------
       Total operating revenues                       5,235           3,656           3,548
                                                     ------          ------          ------
OPERATING EXPENSES:
  Theatre operations
     Film costs and advertising                       1,918           1,333           1,389
     Cost of concessions                                262             189             209
     Other operating expenses                         2,146           1,205           1,012
     Administrative expenses                            100              61              66
                                                     ------          ------          ------
       Total operating expenses                       4,426           2,788           2,676
                                                     ------          ------          ------

INCOME FROM OPERATIONS                                  809             868             872
                                                     ------          ------          ------
OTHER (EXPENSE) INCOME:
  Interest income                                         1               6               1
  Interest expense                                      (92)            (94)            (79)
  Impairment loss - long-lived assets held for sale       -            (528)              -
  Loss on sale of property and equipment                (30)              -               -
                                                     ------          ------          ------
       Net other (expense)                             (121)           (616)            (78)
                                                     ------          ------          ------
NET INCOME                                           $  688          $  252          $  794
                                                     ======          ======          ======

    The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (Dollars in thousands)

<CAPTIONS>
                                                              Trans-Lux
                                        Metro Colorado        Loveland
                                         Corporation         Corporation             Total
                                        --------------      ------------         ---------
PARTNERS' EQUITY, December 31, 2003           $  883              $  883           $ 1,766

EQUITY CONTRIBUTION FROM LEASE
        GUARANTEE                                 17                  17                34

PARTNERSHIP DISTRIBUTIONS                       (167)               (167)             (334)

NET INCOME                                       397                 397               794
                                              ------              ------           -------
 PARTNERS' EQUITY, December 31, 2004           1,130               1,130             2,260

EQUITY CONTRIBUTION FROM LEASE
        GUARANTEE                                 16                  16                32

PARTNERSHIP DISTRIBUTIONS                       (267)               (267)             (534)

NET INCOME                                       126                 126               252
                                              ------              ------           -------
 PARTNERS' EQUITY, December 31, 2005           1,005               1,005             2,010

EQUITY CONTRIBUTION FROM LEASE
        GUARANTEE                                 17                  17                34

PARTNERSHIP DISTRIBUTIONS                       (969)               (969)           (1,938)

NET INCOME                                       344                 344               688
                                              ------              ------           -------

 PARTNERS' EQUITY, December 31, 2006          $  397              $  397           $   794
                                              ======              ======           =======

    The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (Dollars in thousands)

<CAPTIONS>
                                                                2006            2005            2004
                                                              ------          ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $  688          $  252          $  794
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                               270             174             164
     Impairment loss - long-lived assets held for sale             -             528               -
     Loss on sale of property and equipment                       30               -               -
 Changes in assets and liabilities:
     Concession supplies                                          (4)             (8)              -
     Prepaid expenses and other current assets                     9              (1)             (3)
     Film rentals payable                                          9              65             (32)
     Accounts payable and accrued expenses                        97             115              (6)
     Deferred revenues                                            12              21              (3)
     Due to Partners                                               2              17              23
     Deferred lease liability                                     34              97               -
                                                              ------          ------          ------
 Net cash provided by operating activities                     1,147           1,260             937
                                                              ------          ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of property and equipment              1,381               -               -
 Acquisition of property and equipment                          (136)         (1,857)           (124)
 Acquisition of intangible assets                                  -             (21)              -
                                                              ------          ------          ------
 Net cash provided by (used in) investing activities           1,245          (1,878)           (124)
                                                              ------          ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment on long-term debt                            (420)           (224)           (237)
 Proceeds from new long-term debt                                  -           1,300               -
 Partnership distributions                                    (1,938)           (534)           (334)
                                                              ------          ------          ------
 Net cash (used in) provided by financing activities          (2,358)            542            (571)
                                                              ------          ------          ------
NET INCREASE (DECREASE) IN CASH                                   34             (76)            242

CASH, beginning of year                                          465             541             299
                                                              ------          ------          ------
CASH, end of year                                             $  499          $  465          $  541
                                                              ======          ======          ======


<CAPTIONS>
                               METROLUX THEATRES

                      STATEMENTS OF CASH FLOWS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $   92          $   90          $   75
                                                              ======          ======          ======

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

 In February 2006, the Company completed the sale of its previous facility for the gross selling price of $3,200. As part of the sales transaction, the Company paid off the remaining balance of its real estate loan with a bank of $1,636, and property tax and other cost allocations that totaled $41. The net proceeds received from the sale, after the selling expenses, totaled $1,381.

 During the year ended December 31, 2005, the Company moved its operations into a new leased theatre facility and adopted a plan to sell the previous facility's land and building. The Company reclassified the land, building and improvements with total original cost of $4,612, and the related accumulated depreciation of $1,032 as long-lived assets held for sale, and recorded an impairment loss of $528 to adjust the net book value of the assets to fair value.

 During the years ended December 31, 2006, 2005 and 2004, the Company recorded prepaid rent through an increase in equity in the amounts of $34, $32 and $34, respectively (See Note 8).

    The accompanying notes are an integral part of the financial statements

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

         MetroLux Theatres (the "Company") is a general partnership between Metro Colorado Corporation, a California corporation ("Metro Colorado"), and Trans-Lux Loveland Corporation, a Colorado corporation ("Trans-Lux"). The Partnership was created for the purpose of engaging in the business of constructing, purchasing, owning and performing all functions in relation to the operation of a multi-screen movie theatre, ancillary real estate and other entertainment uses in Loveland, Colorado. Prior to November 2005, the Company operated a 12 screen movie theatre located in property owned by the Company. Beginning in November 2005, the Company moved into a 14 screen movie theatre leased under a long-term lease.

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

         ------------------------------------------------------

         Revenue and Expense Recognition
         -------------------------------

         The Company recognizes revenue when admission tickets and concession goods are sold. Revenue from gift certificates and group activity is recognized when they are redeemed. Film rental costs are recognized based on the applicable box office receipts and mutually agreed film licensing arrangements.

         Advertising (Dollars in thousands)
         ----------------------------------

         The Company's advertising costs are expensed as incurred. The advertising costs for the years ended December 31, 2006, 2005 and 2004 totaled $58, $84 and $68, respectively.

         Lease Accounting
         ----------------

         The Company accounts for leased properties under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", and other authoritative accounting literature. The Company determined that its facility lease is an operating lease, and recognizes the lease expense on a straight-line basis over the lease term. The differences between lease payments and recognized expense are charged to deferred lease liability.

         Concentration of Credit Risk (Dollars in thousands)
         ---------------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2006, 2005 and 2004 in excess of the FDIC limit amounted to approximately $308, $307 and $519, respectively.

         Services from Partners
         ----------------------

         The Partners provide management and administrative services to the Company. Trans-Lux provides oversight over the Company's movie theatre operations and Metro Colorado provides accounting, payroll, human resources and other management and administrative services. The services provided by the Partners are deemed to be of equal value and are not recognized on the financial statements of the Company.

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

         Reclassifications
         -----------------

         Certain amounts on the 2004 and 2005 financial statements have been reclassified to conform to 2006 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT (Dollars in thousands)
         ---------------------------------------------

         Property and equipment consist of the following for the years ended December 31:
<CAPTIONS>

                                                      2006         2005           2004
                                                    ------       ------         ------
            Buildings                               $    -       $    -         $4,027
            Improvements                             1,657        1,532             66
            Theatre equipment                          670          662            231
            Land                                         -            -            519
            Construction in progress                     -           18            124
            Software                                     9            9              9
                                                    ------       ------         ------
                                                     2,336        2,221          4,976
            Less: accumulated depreciation and
                  amortization                         495          231          1,094
                                                    ------       ------         ------
                                                    $1,841       $1,990         $3,882
                                                    ======       ======         ======

         Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $264, $169 and $159, respectively.

NOTE 3 - LONG-LIVED ASSETS HELD FOR SALE (Dollars in thousands)
         ------------------------------------------------------


         On October 28, 2005, the Company moved its operations into a new theatre facility in Loveland, Colorado, and adopted a plan to sell its previously used facility. The Company reclassified the net book value of the assets to be sold as long-lived assets held for sale, and adjusted the net book value of the assets to the estimated fair value, which resulted in an asset impairment loss of $528. The sale was completed in February 2006, and resulted in an additional loss of $30.

         As of December 31, 2005, long-lived assets held for sale consisted of the following:

<CAPTIONS>
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
                                                                  ------
                                                                  $3,052
                                                                  ======


NOTE 4 - INTANGIBLE ASSETS (Dollars in thousands)
         ----------------------------------------

         Intangible assets consist of the following for the years ended December
         31:

<CAPTIONS>
                                                     2006        2005       2004
                                                     ----        ----       ----
              Loan fees                               $35         $50        $29

              Less: accumulated amortization           25          19         14
                                                      ---         ---        ---
                                                      $10         $31        $15

         Amortization expense related to intangible assets amounted to $6, $5 and $5, for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5 - DUE TO PARTNERS (Dollars in thousands)
         --------------------------------------

         As of December 31, 2006, 2005 and 2004, the net advances due to the general partners were approximately $28, $26 and $9, respectively. These advances represent the difference between allocations and reimbursements of certain shared costs, and are unsecured, non-interest bearing and are expected to be repaid within the next year.

         During the years ended December 31, 2006, 2005 and 2004, the Company made net advances to the general partners of approximately $2, $17 and $23, respectively.


NOTE 6 - LONG-TERM DEBT (Dollars in thousands)
         -------------------------------------

         Long-term debt consists of the following for the years ended December
         31:

<CAPTIONS>
                                                  2006       2005        2004
                                                ------     ------      ------
         A $2.5 million real estate loan with
         a bank.  Borrowings under the term
         loan bear interest at the bank's
         prime rate minus 0.30% (6.95% and
         4.95% at December 31, 2005 and 2004,
         respectively).  Payments under the
         agreement are in equal monthly
         installments of approximately $26 of
         principal and interest, maturing
         January 2009 with the remaining
         unpaid principal due upon maturity.
         The loan is collateralized by the
         assets of the Company and 60% of the
         debt is guaranteed by each of the
         Partners.  The loan was paid off in
         full upon the sale of the land and
         building on February 28, 2006.  The
         entire loan balance is included in
         current portion of long-term debt
         at December 31, 2005.


                                                $    -     $1,636      $1,860


<CAPTIONS>
NOTE 6 - LONG-TERM DEBT (Dollars in thousands) - CONTINUED
         -------------------------------------------------

         Long-term debt consists of the following for the years ended December
         31:
                                                  2006       2005        2004
                                                ------     ------      ------
         A $1.3 million bank loan obtained in
         November 2005.  Borrowings under the
         loan bear interest at LIBOR rate plus
         2.0% (7.32% at December 31, 2006).
         The loan requires a $325 payment upon
         the sale of the old theatre facility,
         59 equal monthly payments of
         principal and interest of $19
         beginning in June 2006, with the
         remaining unpaid principal due upon
         maturity in May 2011.  The loan is
         collateralized by the assets of the
         Company and 75% of the debt is
         guaranteed by each of the Partners.


                                                   880      1,300           -
                                                  ----     ------      ------
                                                   880      2,936       1,860

         Less: current portion                     179      2,053         225
                                                  ----     ------      ------

                                                  $701     $  883      $1,635
                                                  ====     ======      ======

         Maturities of long-term debt outstanding at December 31, 2006 are as follows:

<CAPTIONS>
                 Year Ending
                 December 31,
                 ------------
                    2007                                     $175
                    2008                                      188
                    2009                                      202
                    2010                                      218
                    2011                                       97
                                                             ----
                                                             $880
                                                             ====

         The bank loan obtained in 2005 includes various restrictive covenants, including, among others, provisions relating to maintenance of certain financial ratios and reporting covenants.

NOTE 7 - DEFERRED REVENUES (Dollars in thousands)
         ----------------------------------------

         Deferred revenues at December 31, 2006, 2005 and 2004 consist of gift certificates and group activity passes that are used for concession goods and admission at theatres, respectively. The breakdown is as follows at December 31:

<CAPTIONS>
                                                  2006       2005        2004
                                                ------     ------      ------
            Gift certificates                     $107       $ 96         $75
            Group activity passes                    8          7           7
                                                  ----       ----         ---
                                                  $115       $103         $82
                                                  ====       ====         ===


NOTE 8 - COMMITMENTS (Dollars in thousands)
         ----------------------------------

         In August 2004, the Company entered into a lease for a new multi-screen movie theatre, which opened on October 28, 2005. The initial lease term is for 15 years and may be extended for a total of three extension periods of 5 years each. The lease requires minimum annual rent payments beginning in January 2006, ranging from $500 to $600 and contains a provision for an additional rent equal to 10% of the amount by which gross annual revenue exceeds a certain threshold. The lease is guaranteed by Metropolitan Theatres Corporation ("MTC"), a parent of Metro Colorado Corporation. The future minimum rent payments are as follows:

<CAPTIONS>
              Year Ending
              December 31,
              ------------
                 2007                                    $  500
                 2008                                       500
                 2009                                       500
                 2010                                       500
                 2011                                       546
               2012-2016                                  2,796
               2017-2021                                  2,442
                                                         ------
                                                         $7,784
                                                         ======

         The Company subleases space for certain exhibits and meetings on a month-to-month basis to unrelated parties. For the years ending December 31, 2006, 2005 and 2004, the revenue recognized for such rentals totaled $22, $18 and $18, respectively.

         ----------------------------------------------

         In connection with a guarantee by MTC, in 2006, 2005 and 2004, Trans-Lux paid MTC $17, $16 and $17, respectively, in consideration for the guarantee of the new lease. In accordance with FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded the payment by Trans-Lux, and the respective value of the guarantee for Metro Colorado, as an equity contribution by the Partners, and an increase in prepaid rent in the accompanying financial statements.


NOTE 9 - PENSION PLAN (Dollars in thousands)
         -----------------------------------

         The Company's employees may elect to participate in a 401(k) pension plan sponsored by the parent of Metro Colorado, after they meet certain period of service and age eligibility requirements. Participating employees may contribute 1% to 100% of their salary, subject to limits based on the applicable tax regulations.

         The pension plan elected Safe Harbor provisions, where the Company provides a matching of 100% of the first 3% of the employee's contribution and matches 50% of the next 2% of the employee's contribution up to a maximum of 4% of the employee's gross salary. The contributions are fully vested when funded. The Company's matching contributions totaled $3 for each of the years ended December 31, 2006, 2005 and 2004.

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

                                         PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      (a) The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled "Election of Directors" in the Company's Proxy Statement.

      (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected.

<CAPTIONS>
      Name                                  Office                                           Age
      -----------------------               ----------------------------------------         ---
      Michael R. Mulcahy                    President and Co-Chief Executive Officer          58
      Thomas Brandt                         Executive Vice President and Co-Chief             43
                                            Executive Officer
      Matthew Brandt                        Executive Vice President                          43
      Al L. Miller                          Executive Vice President                          61
      Angela D. Toppi                       Executive Vice President, Treasurer,              51
                                            Secretary and Chief Financial Officer
      Karl P. Hirschauer                    Senior Vice President                             61
      John Long                             Senior Vice President                             60
      Thomas F. Mahoney                     Senior Vice President                             59


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

     (c) The information required by Items 405, 406 and 407 of Regulation S-K is incorporated herein by reference to the Sections entitled Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Code of Ethics" and "Corporate Governance" in the
           Company's Proxy Statement.


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

                      Equity Compensation Plan Information
                      ------------------------------------

<CAPTIONS>
                                                       Securities           Weighted               Securities
                                                      to be issued          average               available for
December 31, 2006                                     upon exercise      exercise price          future issuance
----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by stockholders       57,300               $6.52                   13,000
Equity compensation plans not approved by stockholders   10,000               $4.03                     -
                                                         ------                                       ------
Total                                                    67,300               $6.15                   13,000
----------------------------------------------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

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

                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:
       (1)     Consolidated Financial Statements of Trans-Lux Corporation
                  Consolidated Statements of Operations for the Years Ended
                    December 31, 2006, 2005 and 2004
                  Consolidated Balance Sheets as of December 31, 2006 and 2005 Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2006, 2005 and 2004
                  Consolidated Statements of Stockholders' Equity for the Years
                    Ended December 31, 2006, 2005 and 2004
                  Consolidated Statements of Comprehensive Income for the Years
                    Ended December 31, 2006, 2005 and 2004
                  Notes to Consolidated Financial Statements
                  Reports of Independent Registered Public Accounting Firms

               Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
                  Independent Auditors' Report
                  Balance Sheets as of December 31, 2006 and 2005
                  Statements of Income for the Years Ended December 31, 2006,
                    2005 and 2004
                  Statements of Partners' Equity for the Years Ended December
                    31, 2006, 2005 and 2004
                  Statements of Cash Flows for the Years Ended December 31,
                    2006, 2005 and 2004
                  Notes to Financial Statements

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

                (b) Indenture dated as of March 1, 2004 (form of said indenture is incorporated by reference to Exhibit 12(d) of Schedule TO dated March 2, 2004).

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

                   (b) 1995 Stock Option Plan, as amended (incorporated by
                       reference to Proxy Statement dated April 7, 2000).

               10.5 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form
                       8-K filed December 28, 2004). Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31,
                       2006). Letter amendments dated as of September 30, 2006 and December 31, 2006, filed herewith.

               10.6 Consulting Agreement with Moving Images, LLC dated as of December 1, 2004 and termination letter with Richard Brandt (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2004). Amendment dated December 7, 2005 (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31,
                       2005).

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

               10.12 Employment Agreement with Karl Hirschauer dated as of April 1, 2006 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006).

               10.13 Employment Agreement with John Long dated as of April 1, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2005).

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

               31.3 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer,pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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











Dated:  April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


        /s/ Gene F. Jankowski                                 April 2, 2007
------------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                       April 2, 2007
------------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Matthew Brandt                                    April 2, 2007
------------------------------------------
Matthew Brandt, Executive Vice President
and Director

        /s/ Richard Brandt                                    April 2, 2007
------------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                     April 2, 2007
------------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

        /s/ Howard M. Brenner                                 April 2, 2007
------------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                                  April 2, 2007
------------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                                  April 2, 2007
------------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                April 2, 2007
------------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director