Form 10-Q
period 2007-03-31
TRANS LUX CORP
filed 2007-05-18
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2007
                                                --------------


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


                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes    No X
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                        Class                       Shares Outstanding
--------          ------------------------------------    ------------------
05/17/07          Common Stock - $1.00 Par Value               2,019,355
05/17/07          Class B Stock - $1.00 Par Value                286,814
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                     Page No.
                                                                     --------
Part I - Financial Information (unaudited)

         Item 1.  Consolidated Balance Sheets - March 31, 2007 and
                  December 31, 2006 (audited)                               1

                  Consolidated Statements of Operations - Three
                  Months Ended March 31, 2007 and 2006                      2

                  Consolidated Statements of Cash Flows - Three
                  Months Ended March 31, 2007 and 2006                      3

                  Notes to Consolidated Condensed Financial
                  Statements                                                4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              15

         Item 4.  Controls and Procedures                                  15


Part II - Other Information

         Item 1A. Risk Factors                                             16

         Item 2.  Unregistered Sales of Securities and Use of
                  Proceeds                                                 16

         Item 3.  Defaults upon Senior Securities                          16

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                  16

         Item 5.  Other Information                                        16

         Item 6.  Exhibits                                                 17

Signatures                                                                 18

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                         March 31   December 31
In thousands, except share data                                              2007          2006
-----------------------------------------------------------------------------------------------
                                                                       (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 5,246       $ 5,765
  Available-for-sale securities                                               203           199
  Receivables, less allowance of $1,092 - 2007 and $1,034 - 2006            6,273         6,721
  Unbilled receivables                                                         71           962
  Inventories                                                               6,334         6,467
  Prepaids and other                                                        1,054           858
                                                                          -------       -------
    Total current assets                                                   19,181        20,972
                                                                          -------       -------
Rental equipment                                                           90,346        88,903
  Less accumulated depreciation                                            58,686        56,946
                                                                          -------       -------
                                                                           31,660        31,957
                                                                          -------       -------
Property, plant and equipment                                              39,653        39,459
  Less accumulated depreciation                                            11,315        10,948
                                                                          -------       -------
                                                                           28,338        28,511
Goodwill                                                                    1,004         1,004
Other assets                                                                5,831         6,028
                                                                          -------       -------
TOTAL ASSETS                                                              $86,014       $88,472
                                                                          =======       =======
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 2,114       $ 2,412
  Accrued liabilities                                                       7,240         6,929
  Current portion of long-term debt                                         3,293         3,162
                                                                          -------       -------
    Total current liabilities                                              12,647        12,503
                                                                          -------       -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012            10,129        17,958
  9 1/2% Subordinated debentures due 2012                                   1,057         1,057
  Notes payable                                                            31,638        32,522
                                                                          -------       -------
                                                                           42,824        51,537

Deferred credits, deposits and other                                        3,744         3,782
Deferred income taxes                                                          73           476
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2007 and 2006                                2,453         2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2007 and 2006                                    287           287
  Additional paid-in-capital                                               14,742        13,897
  Retained earnings                                                        14,541        17,193
  Accumulated other comprehensive loss                                     (1,824)       (1,853)
                                                                          -------       -------
                                                                           30,199        31,977
  Less treasury stock - at cost - 434,331 common shares in 2007 and
    1,475,588 common shares in 2006                                         3,473        11,803
                                                                          -------       -------
    Total stockholders' equity                                             26,726        20,174
                                                                          -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $86,014       $88,472
                                                                          =======       =======
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

<CAPTIONS>
                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
In thousands, except per share data                               2007       2006
---------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                            $ 3,120    $ 3,520
  Equipment sales                                                5,475      5,000
  Theatre receipts and other                                     3,535      3,090
                                                               -------    -------
    Total revenues                                              12,130     11,610
                                                               -------    -------

Operating expenses:
  Cost of equipment rentals and maintenance                      2,752      2,959
  Cost of equipment sales                                        3,930      3,768
  Cost of theatre receipts and other                             2,492      2,160
                                                               -------    -------
    Total operating expenses                                     9,174      8,887
                                                               -------    -------

Gross profit from operations                                     2,956      2,723
General and administrative expenses                             (3,605)    (3,378)
Interest income                                                     37         65
Interest expense/debt conversion cost                           (2,537)    (1,128)
Other income (loss)                                                  -         (1)
                                                               -------    -------
Loss from operations before income taxes and
  income from joint venture                                     (3,149)    (1,719)

Benefit for income taxes                                           655        572
Income from joint venture                                           92         74
                                                               -------    -------

Net Loss                                                       $(2,402)   $(1,073)
                                                               =======    =======

Loss per share - basic and diluted                             $ (1.65)   $ (0.85)
                                                               =======    =======

Weighted average common shares outstanding - basic and diluted   1,460      1,260
                                                               =======    =======
Cash dividends per share:
  Common Stock                                                 $     -    $ 0.035
  Class B Stock                                                $     -    $0.0315
---------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

<CAPTIONS>
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                           ---------------------
In thousands                                                                                  2007          2006
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                                   $(2,402)      $(1,073)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                              2,307         2,371
  Income from joint venture                                                                    (92)          (74)
  Deferred income taxes                                                                       (655)         (572)
  Exchange of 8 1/4% Notes for Common Stock                                                  1,345             -
  Changes in operating assets and liabilities:
    Receivables                                                                              1,339           402
    Inventories                                                                                133          (396)
    Prepaids and other assets                                                                 (182)         (108)
    Accounts payable and accruals                                                               40          (807)
    Deferred credits, deposits and other                                                       (37)          (68)
                                                                                           -------       -------
      Net cash provided by (used in) operating activities                                    1,796          (325)
                                                                                           -------       -------

Cash flows from investing activities
Equipment manufactured for rental                                                           (1,443)       (1,157)
Purchases of property, plant and equipment                                                    (194)          (71)
Proceeds from joint venture, net                                                                75           628
                                                                                           -------       -------
      Net cash used in investing activities                                                 (1,562)         (600)
                                                                                           -------       -------

Cash flows from financing activities
Proceeds from long-term debt                                                                     -           150
Payments of long-term debt                                                                    (753)       (4,435)
Cash dividends                                                                                   -           (43)
                                                                                           -------       -------
      Net cash used in financing activities                                                   (753)       (4,328)
                                                                                           -------       -------

Net decrease in cash and cash equivalents                                                     (519)       (5,253)
Cash and cash equivalents at beginning of year                                               5,765        13,610
                                                                                           -------       -------
Cash and cash equivalents at end of period                                                 $ 5,246       $ 8,357
                                                                                           =======       =======
----------------------------------------------------------------------------------------------------------------
Interest paid                                                                              $ 1,421       $   996
Income taxes paid                                                                                5           139
Supplemental disclosures of non-cash financing activities:
Exchange of 7 1/2% Notes                                                                         -           108
Exchange of 8 1/4% Notes for Common Stock                                                    7,829             -
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2007
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the March 31, 2007 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

The Company has incurred losses for the three months ended March 31, 2007 and 2006 of $2,402,000 and $1,073,000, respectively, although the March 31, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.5 million as of March 31, 2007 and a positive cash flow from operations for the three months ended March 31, 2007 of $1.8 million. As of March 31, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which matures on May 1, 2008. The Company had obtained waivers from its senior lender to meet its covenant requirements through May 17, 2007. The Credit Agreement was amended subsequent to the first quarter of 2007 to extend the maturity date to May 1, 2008. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement to further extend the maturity date. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through March 31, 2008.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes." The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, "Accounting for Contingencies." Effective January 1, 2007, the Company adopted the provisions of FIN 48. See
Note 5 - Income Taxes.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact of SFAS 157 on the Company's financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for the Company beginning December 31, 2007. Management is assessing the potential impact of SFAS 159 on the Company's financial condition and results of operations.


Note 2 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                                    March 31     December 31
In thousands                            2007            2006
------------------------------------------------------------
Raw materials                         $4,066          $4,508
Work-in-progress                       1,512           1,358
Finished goods                           756             601
                                      ------          ------
                                      $6,334          $6,467
------------------------------------------------------------


Note 3 - Long-Term Debt

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock for each $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84 "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1,475,000 in interest expense/debt conversion cost as a result of the exchange offer.

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the three months ended March 31, 2007, long-term debt, including current portion, decreased $0.8 million, due to regularly scheduled payments of long-term debt.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.56% to 8.25% at March 31, 2007). The Credit Agreement matures on May 1, 2008. At March 31, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of March 31, 2007, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with the fixed charge coverage ratio of 1.1 to 1.0 due to the non-cash, non-tax deductible charge for the exchange of debt for Common Stock and the cap on capital expenditures, which its senior lender waived subsequent to the end of the quarter.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore currently no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012.


Note 4 - Reporting Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows:

<CAPTIONS>
                                                           Three months ended March 31
In thousands                                                      2007            2006
--------------------------------------------------------------------------------------
Net loss, as reported                                          $(2,402)        $(1,073)
                                                               -------         -------
Other comprehensive income (loss):
  Unrealized foreign currency translation                           27             (14)
  Unrealized holding gain on available-for-sale securities           4               7
  Income tax expense related to items of other
    comprehensive income (loss)                                     (2)             (3)
                                                               -------         -------
Total other comprehensive income (loss), net of tax                 29             (10)
                                                               -------         -------
Comprehensive loss                                             $(2,373)        $(1,083)
--------------------------------------------------------------------------------------

Note 5 - Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $250,000 adjustment for interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date, the Company had approximately $508,000 of unrecognized tax benefits, the recognition of which would increase the effective tax rate. There were no significant changes to this amount during the first quarter of 2007, nor do we expect that the total amount of unrecognized tax liabilities will significantly increase or decrease within the next twelve months. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The amounts recorded through March 31, 2007 and the amounts anticipated to be recorded during the remainder of 2007 are insignificant.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions and the 2002 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

The Company expects its 2007 effective income tax rate benefit to be approximately 22%. Estimates of the annual effective tax rate benefit at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent revision.


Note 6 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the periods ended March 31, 2007 and 2006.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                       Three months ended March 31
In thousands                                    2007          2006
------------------------------------------------------------------
Interest cost                                   $ 160        $ 153
Expected return on plan assets                   (168)        (163)
Amortization of prior service cost                  4            4
Amortization of net actuarial loss                 71           77
                                                -----        -----
Net periodic pension cost                       $  67        $  71
------------------------------------------------------------------

As of March 31, 2007, the Company has recorded a current and long-term pension liability of $95,000 and $3.0 million, respectively. The minimum required contribution for 2007 is expected to be $95,000.

Note 7 - Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payment" ("SFAS 123R"), which establishes the accounting for stock-based awards exchanged for employee and director services. SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period). The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations. The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee and director stock options.

The Company did not issue any stock options during the three months ended March 31, 2007 and 2006. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the three months ended March 31, 2007:

<CAPTIONS>
                                                                       Weighted
                                                         Weighted       Average
                                                          Average     Remaining   Aggregate
                                                         Exercise   Contractual   Intrinsic
                                              Options   Price ($)    Term (Yrs)   Value ($)
-------------------------------------------------------------------------------------------
Outstanding at beginning of year               67,300        6.15
Granted                                             -           -
Exercised                                           -           -
Terminated                                     (1,000)      11.44
                                               ------
Outstanding at end of period                   66,300        6.07           3.9
                                               ======                       ===

Vested and expected to vest at end of period   66,300        6.07           3.9     202,000
                                               ======                       ===     =======

Exercisable at end of period                   65,800        6.07           3.9     201,000
-------------------------------------------------------------------------------------------


Note 8 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based upon weighted average common shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and convertible debt using the treasury stock and if converted methods. However, for the three month periods ended March 31,

2007 and 2006, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted earnings (loss) per share equals basic earnings (loss) per share for each period. The number of such shares for the three months ended March 31, 2007 and 2006 subject to convertible debt was 1,995,000 and 2,865,000, respectively. The number of such shares as of March 31, 2007 and 2006 subject to stock options was 66,300 and 69,300, respectively.


Note 9 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or results of operations of the Company.


Note 10 - Business Segment Data

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

Information about the Company's operations in its three business segments for the three months ended March 31, 2007 and 2006 is as follows:

<CAPTIONS>
                                                  Three months ended March 31
In thousands                                              2007           2006
-----------------------------------------------------------------------------
Revenues:
  Indoor display                                       $ 2,518        $ 2,990
  Outdoor display                                        6,077          5,530
  Entertainment/real estate                              3,535          3,090
                                                       -------        -------
Total revenues                                          12,130         11,610
                                                       =======        =======
Operating income (loss)
  Indoor display                                          (486)          (333)
  Outdoor display                                          291             23
  Entertainment/real estate                                918            821
                                                       -------        -------
Total operating income                                     723            511
Other income (loss)                                          -             (1)
Corporate general and administrative expenses           (1,280)        (1,092)
Interest expense/debt conversion cost - net             (2,500)        (1,063)
Income tax benefit                                         655            572
                                                       -------        -------
Net loss                                               $(2,402)       $(1,073)
-----------------------------------------------------------------------------


Note 11 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method.

The following results of operations summary information relates to MetroLux for the three months ended March 31, 2007 and 2006, and summary balance sheet information relates to MetroLux as of March 31, 2007 and December 31, 2006:

<CAPTIONS>
                                                  Three months ended March 31
In thousands                                              2007           2006
-----------------------------------------------------------------------------
Revenues                                                $1,293         $1,141
Gross profit                                               752            670
Net income                                                 184            149
Company's share of partnership net income                   92             74
-----------------------------------------------------------------------------

<CAPTIONS>
                                                      March 31    December 31
In thousands                                              2007           2006
-----------------------------------------------------------------------------
Current assets                                          $  549         $  634
Noncurrent assets                                        1,780          1,851
                                                        ------         ------
Total assets                                             2,329          2,485
                                                        ======         ======

Current liabilities                                        845            859
Noncurrent liabilities                                     658            832
                                                        ------         ------
Total liabilities                                        1,503          1,691
                                                        ======         ======
Company's equity in partnership net assets              $  414         $  412
-----------------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets. The Company has guaranteed $0.6 million (75%) of a $0.8 million business loan to finance theatre equipment at its fourteen-plex theatre held by MetroLux, until May 2011, and, accordingly has recognized a liability for $33,000 at March 31, 2007. The unrelated 50% partner of MetroLux also guaranteed $0.6 million (75%) of the $0.8 million business loan. The assets of MetroLux collateralize this business loan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments:
Indoor display, Outdoor display and Entertainment/real estate.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, gaming, government and corporate markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail, advertising and commercial markets. The Entertainment/real estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenues for the three months ended March 31, 2007 increased $520,000 or 4.5% to $12.1 million from $11.6 million for the three months ended March 31, 2006, primarily due to increases in Outdoor display sales revenues and Entertainment/real estate revenues, offset by decreases in Indoor display revenues and Outdoor display rentals and maintenance revenues.

Indoor display revenues decreased $472,000 or 15.8%. Of this decrease, Indoor display equipment sales decreased $244,000 or 29.3%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $228,000 or 10.6%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current consolidation within that industry.

Outdoor display revenues increased $547,000 or 9.9%. Of this increase, Outdoor display equipment sales increased $719,000 or 17.3%, primarily in the outdoor catalog sports, outdoor digital billboard and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased

$172,000 or 12.6%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues increased $445,000 or 14.4%, primarily due to an increase in box office revenues and concession sales.

Total operating income for the three months ended March 31, 2007 increased $212,000 or 41.5% to $723,000 from $511,000 for the three months ended March 31, 2006, principally due to the increases in revenues in the Outdoor display and Entertainment/real estate segments, offset by the decline in the Indoor display segment.

Indoor display operating income decreased $153,000 or 45.9% to a loss of $486,000 in 2007 compared to a loss of $333,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 77.3% of related revenues in 2007 compared to 76.6% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $56,000 increase in field service costs to maintain the equipment, offset by a $110,000 decrease in depreciation expense. The Company continues to address the cost of field service to bring it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
Indoor display cost of equipment sales decreased $287,000 or 59.1%, primarily due to the decrease in revenues. There was an increase in the gross margin of Indoor display equipment sales due to the product mix of sales. Indoor display general and administrative expenses increased $26,000 or 2.5%, primarily due to an increase in medical costs and travel.

Outdoor display operating income increased $268,000 to $291,000 in 2007 compared to $23,000 in 2006, primarily as a result of the increase in Outdoor display sales. The cost of Outdoor displays represented 77.9% of related revenues in 2007 compared to 80.2% in 2006. Outdoor display cost of equipment sales increased $449,000 or 13.7%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $149,000 or 12.9%, primarily due to a $64,000 decrease in field service costs to maintain the equipment, and an $85,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $22,000, or 2.1%. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $97,000 or 11.8%, primarily due to the increases in box office revenues and concession sales. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $332,000 or 15.4%, primarily due to the increases in revenues. The cost of Entertainment/real estate represented 70.5% of related revenues in 2007 compared to 69.9% in 2006. Entertainment/real estate general and administrative expenses increased $35,000 or 19.2% primarily due to increased salaries and travel costs.

Corporate general and administrative expenses increased $188,000 or 17.2%, primarily due to an increase in benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs.

Net interest expense/debt conversion cost increased $1,437,000, of which 1,475,000 relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock relating to the exchange offer, that was completed March 14, 2007, see Note 3, offset by reduced interest expense based on reduced total debt. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rate for the three months ended March 31, 2007 and 2006 was 21.4% and 34.8%, respectively. The 2007 rate includes the one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see
Note 3.  The Company adopted the provisions of FIN 48 on January 1, 2007, see
Note 5.

Liquidity and Capital Resources

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock for each $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange, which improved stockholders' equity by a net $7.7 million. As a result of the exchange offer, the Company recorded a one-time, non-cash, non-tax deductible charge or the exchange debt for Common Stock and additional amortization of prepaid financing costs aggregating $1,475,000 in interest expense/debt conversion cost.

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the three months ended March 31, 2007, long-term debt, including current portion, decreased $0.8 million, due to regularly scheduled payments of long-term debt.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.56% to 8.25% at March 31, 2007). The Credit Agreement matures on May 1, 2008. At March 31, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, maintaining a tangible net worth of not less than $18.5 million and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of March 31, 2007, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with the fixed charge coverage ratio of 1.1 to 1.0 due to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock and the cap on capital expenditures, which its senior lender waived subsequent to the end of the quarter. The Company continues to be in discussion with its senior lender to restructure the Credit Agreement to further extend the maturity date.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore currently no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company's long-term debt requires interest payments. The Company has both variable and fixed interest rate debt. Interest payments are projected based on current interest rates until the underlying debts mature.

The following table summarizes the Company's fixed cash obligations as of March
31, 2007 for the remainder of 2007 and the next four years:

<CAPTIONS>
                                   Remainder of
In thousands                               2007      2008     2009     2010     2011
------------------------------------------------------------------------------------
Long-term debt, including interest       $4,932   $21,123   $3,219   $3,179   $3,101
Employment and consulting
  agreement obligations                   1,248     1,373      780      383      303
Operating lease payments                    564       514      315      293      136
                                         ------   -------   ------   ------   ------
Total                                    $6,744   $23,010   $4,314   $3,855   $3,540
------------------------------------------------------------------------------------

Cash and cash equivalents decreased $0.5 million for the three months ended March 31, 2007 compared to a decrease of $5.3 million for the three months ended March 31, 2006. The decrease in 2007 is primarily attributable to the investment in equipment for rental of $1.4 million and $0.8 million of scheduled payments of long-term debt, offset by $1.8 million of cash provided by operating activities. The decrease in 2006 is primarily attributable to a $4.1 million repayment on the revolving line of credit, $0.3 million of scheduled payments of long-term debt, investment in equipment for rental of $1.2 million and cash used in operating activities of $0.3 million, offset by proceeds from the Company's joint venture of $0.6 million.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2007, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $326,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $14,000, based on dealer quotes, considering current exchange rates.


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

Part II - Other Information


Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31,2006.

The Company has incurred losses for the three months ended March 31, 2007 and 2006 of $2,402,000 and $1,073,000, respectively, although the March 31, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.5 million as of March 31, 2007 and a positive cash flow from operations for the three months ended March 31, 2007 of $1.8 million. As of March 31, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which matures on May 1, 2008. The Credit Agreement was amended subsequent to the first quarter of 2007 to extend the maturity date to May 1, 2008. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement to further extend the maturity date. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through March 31, 2008.


Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits

         10.1 Amendment to the Consulting Agreement with Moving Images, LLC dated as of March 28, 2007, filed herewith.

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





                                               TRANS-LUX CORPORATION
                                               ---------------------
                                                    (Registrant)


Date:  May 18, 2007



                                               by  /s/ Angela D. Toppi
                                               --------------------------------
                                                   Angela D. Toppi
                                                   Executive Vice President and
                                                   Chief Financial Officer