Form 10-Q
period 2007-06-30
TRANS LUX CORP
filed 2007-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007
                                                 -------------

Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-1394750
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

110 Richards Avenue, Norwalk, CT                                     06856-5090
--------------------------------                                     ----------
(Address of principal executive offices)                             (Zip code)

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Date                   Class                     Shares Outstanding
--------       -------------------------------       ------------------
08/13/07       Common Stock - $1.00 Par Value              2,019,355
08/13/07       Class B Stock - $1.00 Par Value               286,814
               (Immediately convertible into a like
               number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                       Page No.
                                                                       --------
Part I - Financial Information (unaudited)

         Item 1.  Consolidated Balance Sheets - June 30, 2007
                  and December 31, 2006 (audited)                            1

                  Consolidated Statements of Operations - Three
                  and Six Months Ended June 30, 2007 and 2006                2

                  Consolidated Statements of Cash Flows - Six
                  Months Ended June 30, 2007 and 2006                        3

                  Notes to Consolidated Financial Statements                 4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

         Item 4.  Controls and Procedures                                   17


Part II - Other Information

         Item 1A. Risk Factors                                              17

         Item 2.  Unregistered Sales of Securities and Use of Proceeds      18

         Item 3.  Defaults upon Senior Securities                           18

         Item 4.  Submission of Matters to a Vote of Security Holders       18

         Item 5.  Other Information                                         19

         Item 6.  Exhibits                                                  19

Signatures                                                                  20

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                          June 30   December 31
In thousands, except share data                                             2007        2006
-----------------------------------------------------------------------------------------------
                                                                       (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 4,255       $ 5,765
  Available-for-sale securities                                               193           199
  Receivables, less allowance of $1,079 - 2007 and $1,034 - 2006            6,057         6,721
  Unbilled receivables                                                        147           962
  Other receivables                                                         2,580             -
  Inventories                                                               6,953         6,467
  Prepaids and other                                                        1,439           858
                                                                          -------       -------
    Total current assets                                                   21,624        20,972
                                                                          -------       -------
Rental equipment                                                           91,255        88,903
  Less accumulated depreciation                                            60,427        56,946
                                                                          -------       -------
                                                                           30,828        31,957
                                                                          -------       -------
Property, plant and equipment                                              39,715        39,459
  Less accumulated depreciation                                            11,666        10,948
                                                                          -------       -------
                                                                           28,049        28,511
Goodwill                                                                    1,004         1,004
Other assets                                                                3,275         6,028
                                                                          -------       -------
TOTAL ASSETS                                                              $84,780       $88,472
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 2,569       $ 2,412
  Accrued liabilities                                                       6,931         6,929
  Current portion of long-term debt                                         5,883         3,162
                                                                          -------       -------
    Total current liabilities                                              15,383        12,503
                                                                          -------       -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012            10,129        17,958
  9 1/2% Subordinated debentures due 2012                                   1,057         1,057
  Notes payable                                                            28,168        32,522
                                                                          -------       -------
                                                                           39,354        51,537

Deferred credits, deposits and other                                        3,344         3,782
Deferred income taxes                                                           -           476
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2007 and 2006                                2,453         2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2007 and 2006                                    287           287
  Additional paid-in-capital                                               14,742        13,897
  Retained earnings                                                        14,277        17,193
  Accumulated other comprehensive loss                                     (1,587)       (1,853)
                                                                          -------       -------
                                                                           30,172        31,977
  Less treasury stock - at cost - 434,331 common shares in 2007 and
    1,475,588 common shares in 2006                                         3,473        11,803
                                                                          -------       -------
    Total stockholders' equity                                             26,699        20,174
                                                                          -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $84,780       $88,472
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

<CAPTIONS>
                                                               Three Months Ended     Six Months Ended
                                                                    June 30               June 30
                                                               ------------------    ------------------
In thousands, except per share data                               2007       2006       2007       2006
-------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                            $ 3,112    $ 3,487    $ 6,232    $ 7,007
  Equipment sales                                                6,295      6,790     11,770     11,790
  Theatre receipts and other                                     3,751      3,432      7,286      6,522
                                                               -------    -------    -------    -------
    Total revenues                                              13,158     13,709     25,288     25,319
                                                               -------    -------    -------    -------

Operating expenses:
  Cost of equipment rentals and maintenance                      2,734      2,949      5,486      5,908
  Cost of equipment sales                                        4,533      4,958      8,463      8,726
  Cost of theatre receipts and other                             2,773      2,455      5,265      4,615
                                                               -------    -------    -------    -------
    Total operating expenses                                    10,040     10,362     19,214     19,249
                                                               -------    -------    -------    -------

Gross profit from operations                                     3,118      3,347      6,074      6,070
General and administrative expenses                             (3,434)    (3,102)    (7,039)    (6,480)
Interest income                                                    133        136        170        201
Interest expense/debt conversion cost                             (938)    (1,160)    (3,475)    (2,288)
Other income                                                       593         19        593         18
                                                               -------    -------    -------    -------
Loss from operations before income taxes and
  income from joint venture                                       (528)      (760)    (3,677)    (2,479)

Benefit for income taxes                                           132        238        787        810
Income from joint venture                                          132        129        224        203
                                                               -------    -------    -------    -------

Net Loss                                                       $  (264)   $  (393)   $(2,666)   $(1,466)
                                                               =======    =======    =======    =======

Loss per share - basic and diluted                             $ (0.11)   $ (0.31)   $ (1.42)   $ (1.16)
                                                               =======    =======    =======    =======

Weighted average common shares outstanding - basic and diluted   2,304      1,260      1,884      1,260
                                                               =======    =======    =======    =======
Cash dividends per share:
  Common Stock                                                 $     -    $     -    $     -    $ 0.035
  Class B Stock                                                $     -    $     -    $     -    $0.0315
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

                                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

<CAPTIONS>
                                                                             Six Months Ended
                                                                                  June 30
                                                                           ---------------------
In thousands                                                                  2007          2006
------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                   $(2,666)     $ (1,466)
Adjustment to reconcile net loss to net cash provided
  by operating activities
  Depreciation and amortization                                              4,474         4,770
  Income from joint venture                                                   (224)         (203)
  Deferred income taxes                                                       (787)         (684)
  Exchange of 8 1/4% Notes for Common Stock                                  1,345            15
  Changes in operating assets and liabilities:
    Receivables                                                              1,479          (758)
    Inventories                                                               (486)         (253)
    Prepaids and other assets                                                 (695)         (423)
    Accounts payable and accruals                                              429          (196)
    Deferred credits, deposits and other                                      (438)         (293)
                                                                           -------      --------
      Net cash provided by operating activities                              2,431           509
                                                                           -------      --------

Cash flows from investing activities
Equipment manufactured for rental                                           (2,352)       (2,139)
Purchases of property, plant and equipment                                    (256)         (233)
Proceeds from sale of available-for-sale securities                              -           257
Proceeds from joint venture, net                                               300           778
                                                                           -------      --------
      Net cash used in investing activities                                 (2,308)       (1,337)
                                                                           -------      --------

Cash flows from financing activities
Proceeds from long-term debt                                                     -         6,250
Payments of long-term debt                                                  (1,633)      (14,416)
Cash dividends                                                                   -           (43)
                                                                           -------      --------
      Net cash used in financing activities                                 (1,633)       (8,209)
                                                                           -------      --------

Net decrease in cash and cash equivalents                                   (1,510)       (9,037)
Cash and cash equivalents at beginning of year                               5,765        13,610
                                                                           -------      --------
Cash and cash equivalents at end of period                                 $ 4,255      $  4,573
                                                                           =======      ========
------------------------------------------------------------------------------------------------
Interest paid                                                              $ 2,161      $  2,282
Income taxes paid                                                                5           164
Supplemental disclosures of non-cash financing activities:
Exchange of 7 1/2% Notes                                                         -           108
Exchange of 8 1/4% Notes for Common Stock                                    7,829             -
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the June 30, 2007 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

The Company has incurred net losses for the three and six months ended June 30, 2007 of $264,000 and $2,666,000, respectively, although the six months ended June 30, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.2 million as of June 30, 2007 and a positive cash flow from operations for the six months ended June 30, 2007 of $2.4 million. As of June 30, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which matures on May 1, 2009. The Credit Agreement was amended subsequent to the second quarter of 2007 to extend the maturity date to May 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement to further extend the maturity date. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through June 30, 2008.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact of SFAS 157 on the Company's financial condition and results of operations.

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


Note 2 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                                June 30     December 31
In thousands                       2007            2006
-------------------------------------------------------
Raw materials                    $4,618          $4,508
Work-in-progress                  1,586           1,358
Finished goods                      749             601
                                 ------          ------
                                 $6,953          $6,467
-------------------------------------------------------


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

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the six months ended June 30, 2007, long-term debt, including current portion, decreased $1.6 million, due to regularly scheduled payments of long-term debt.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.56% to 8.25% at June 30, 2007). The Credit Agreement matures on May 1, 2009. At June 30, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $24,750,000 and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of June 30, 2007, the Company was in compliance with all the financial covenants.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term and were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore are no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012.


Note 4 - Reporting Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows:

<CAPTIONS>
                                        Three months ended June 30        Six months ended June 30
In thousands                                    2007          2006              2007          2006
--------------------------------------------------------------------------------------------------
Net loss, as reported                          $(264)        $(393)          $(2,666)      $(1,466)
                                               -----         -----           -------       -------
Other comprehensive income:
  Unrealized foreign currency translation        243           124               270           110
  Unrealized holding gain (loss) on
    available-for-sale securities                (11)           10                (7)           17
  Income taxes related to items of other
    comprehensive income                           5            (4)                3            (7)
                                               -----         -----           -------       -------
Total other comprehensive income, net of tax     237           130               266           120
                                               -----         -----           -------       -------
Comprehensive loss                             $ (27)        $(263)          $(2,400)      $(1,346)
--------------------------------------------------------------------------------------------------

Note 5 - Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $250,000 adjustment for interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date, the Company had approximately $508,000 of unrecognized tax benefits, the recognition of which would increase the effective tax rate. There were no significant changes to this amount during the three and six months ended June 30, 2007, nor do we expect that the total amount of unrecognized tax liabilities will significantly increase or decrease within the next twelve months. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The amounts recorded through June 30, 2007 and the amounts anticipated to be recorded during the remainder of 2007 are insignificant.

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


Note 6 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the three and six months ended June 30, 2007 and 2006.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                   Three months ended June 30     Six months ended June 30
In thousands                              2007           2006          2007           2006
------------------------------------------------------------------------------------------
Interest cost                            $ 160          $ 153         $ 320          $ 306
Expected return on plan assets            (168)          (163)         (336)          (326)
Amortization of prior service cost           4              4             8              8
Amortization of net actuarial loss          71             77           142            154
                                         -----          -----         -----          -----
Net periodic pension cost                $  67          $  71         $ 134          $ 142
------------------------------------------------------------------------------------------

As of June 30, 2007, the Company has recorded a current and long-term pension liability of $95,000 and $3.1 million, respectively. The minimum required contribution for 2007 is expected to be $95,000.

Note 7 - Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"), which establishes the accounting for stock-based awards exchanged for employee and director services. SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period). The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations. The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee and director stock options.

The Company did not issue any stock options during the three and six months ended June 30, 2007 and 2006. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the six months ended June 30, 2007:

<CAPTIONS>
                                                                           Weighted
                                                          Weighted          Average
                                                           Average        Remaining      Aggregate
                                                          Exercise      Contractual      Intrinsic
                                               Options   Price ($)       Term (Yrs)      Value ($)
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year                67,300        6.15
Granted                                              -           -
Exercised                                            -           -
Terminated                                      (2,000)       8.79
                                                ------
Outstanding at end of period                    65,300        6.07              3.7
                                                ======                          ===

Vested and expected to vest at end of period    65,300        6.07              3.7        200,000
                                                ======                          ===        =======

Exercisable at end of period                    64,800        6.07              3.7        199,000
--------------------------------------------------------------------------------------------------

Note 8 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based upon weighted average common shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and convertible debt using the treasury stock and if converted methods. However, for the three and six month periods ended June 30, 2007 and 2006, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted earnings (loss) per share equals basic earnings (loss) per share for each period. The number of such shares for the three and six months ended June 30, 2007 subject to convertible debt was zero and 661,000, respectively, and 1,985,000, and 1,992,000 for the three and six months ended June 30, 2006, respectively. The number of such shares as of June 30, 2007 and 2006 subject to stock options was 65,300 and 69,300, respectively.


Note 9 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or results of operations of the Company.


Note 10 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments:
Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/real estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after general and administrative expenses directly associated with the segment and includes the operating results of the joint venture, MetroLux Theatres. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $1.0 million, $0.9 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments for the three and six months ended June 30, 2007 and 2006 is as follows:


<CAPTIONS>
                                      Three months ended June 30   Six months ended June 30
In thousands                                     2007       2006           2007        2006
-------------------------------------------------------------------------------------------
Revenues:
    Indoor display                            $ 2,714    $ 3,335        $ 5,232     $ 6,325
    Outdoor display                             6,693      6,942         12,770      12,472
    Entertainment/real estate                   3,751      3,432          7,286       6,522
                                              -------    -------        -------     -------
Total revenues                                 13,158     13,709         25,288      25,319
                                              =======    =======        =======     =======
Operating income (loss):
    Indoor display                               (436)      (202)          (922)       (535)
    Outdoor display                               542        504            833         527
    Entertainment/real estate                     891        913          1,809       1,734
                                              -------    -------        -------     -------
Total operating income                            997      1,215          1,720       1,726
Other income                                      593         19            593          18
Corporate general and administrative expenses  (1,181)      (841)        (2,461)     (1,933)
Interest expense/debt conversion cost - net      (805)    (1,024)        (3,305)     (2,087)
Income tax benefit                                132        238            787         810
                                              -------    -------        -------     -------
Net loss                                      $  (264)   $  (393)      $ (2,666)    $(1,466)
-------------------------------------------------------------------------------------------


Note 11 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method.

The following results of operations summary information relates to MetroLux for the three and six months ended June 30, 2007 and 2006, and summary balance sheet information relates to MetroLux as of June 30, 2007 and December 31, 2006:

<CAPTIONS>
                                           Three months ended June 30    Six months ended June 30
In thousands                                       2007          2006            2007        2006
-------------------------------------------------------------------------------------------------
Revenues                                         $1,407        $1,308          $2,700      $2,448
Gross profit                                        281           276             486         491
Net income                                          264           257             448         406
Company's share of partnership net income           132           129             224         203
-------------------------------------------------------------------------------------------------

<CAPTIONS>
                                                June 30   December 31
In thousands                                       2007          2006
---------------------------------------------------------------------
Current assets                                   $  347        $  634
Noncurrent assets                                 1,711         1,851
                                                 ------        ------
Total assets                                      2,058         2,485
                                                 ======        ======

Current liabilities                                 791           859
Noncurrent liabilities                              628           832
                                                 ------        ------
Total liabilities                                 1,419         1,691
                                                 ======        ======
Company's equity in partnership net assets       $  320        $  412
---------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets. The Company has guaranteed $0.6 million (75%) of a $0.8 million business loan to finance theatre equipment at its new fourteen-plex theatre held by MetroLux, until May 2011, and, accordingly has recognized a liability for $33,000 at June 30, 2007. The unrelated 50% partner of MetroLux also guaranteed $0.6 million (75%) of the $0.8 million business loan. The assets of MetroLux collateralize this business loan.

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

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total revenues for the six months ended June 30, 2007 remained level at $25.3 million compared to the six months ended June 30, 2006. Outdoor display sales revenues and Entertainment/real estate revenues increased but were offset by decreases in Indoor display revenues and Outdoor display rentals and maintenance revenues.

Indoor display revenues decreased $1.1 million or 17.3%. Of this decrease, Indoor display equipment sales decreased $553,000 or 27.8%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $540,000 or 12.5%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues increased $298,000 or 2.4%. Of this increase, Outdoor display equipment sales increased $533,000 or 5.4%, primarily in the outdoor catalog sports, outdoor digital billboard and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $235,000 or 8.8%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues increased $764,000 or 11.7%, primarily due to an increase in box office revenues and concession sales.

Total operating income for the six months ended June 30, 2007 remained level at $1.7 million compared to the six months ended June 30, 2006, principally due to the increases in revenues in the Outdoor display and Entertainment/real estate segments, offset by the decline in the Indoor display segment.

Indoor display operating loss increased $388,000 to $923,000 in 2007 compared to a loss of $535,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 78.4% of related revenues in 2007 compared to 75.0% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $99,000 increase in field service costs to maintain the equipment, offset by a $217,000 decrease in depreciation expense. The Company continues to address the cost of field service. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $524,000 or 44.9%, primarily due to the decrease in revenues. There was an increase in the gross margin of Indoor display equipment sales due to the product mix of sales. Indoor display general and administrative expenses decreased $64,000 or 3.0%, primarily due to a decrease in salaries and travel expenses.

Outdoor display operating income increased $307,000 or 58.3% to $834,000 in 2007 compared to $527,000 in 2006, primarily as a result of the increase in Outdoor display sales. The cost of Outdoor displays represented 77.1% of related revenues in 2007 compared to 79.3% in 2006. Outdoor display cost of equipment sales increased $261,000 or 3.5%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $305,000 or 13.1%, primarily due to a $133,000 decrease in field service costs to maintain the equipment and an $171,000 decrease in depreciation expense. Outdoor display general and administrative expenses increased $35,000 or 1.7%. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income increased $75,000 or 4.3%, primarily due to the increases in box office revenues and concession sales. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $650,000 or 14.1%, primarily due to the increases in revenues. The cost of Entertainment/real estate represented 72.3% of related revenues in 2007 compared to 70.8% in 2006. The cost of Entertainment/real estate as a percentage of related revenues increased primarily in film rental costs due to blockbuster films released in the second quarter and an increase in concession costs. Entertainment/real estate general and administrative expenses increased $60,000 or 16.0% primarily due to increased salaries and travel costs.

Corporate general and administrative expenses increased $528,000 or 27.3%, primarily due to an increase in medical costs, general insurance and a foreign currency loss of $73,000 compared to a foreign currency gain of $89,000 in the prior year. The Company continues to monitor and reduce certain overhead costs.

Net interest expense/debt conversion cost increased $1.2 million, of which $1.5 million relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock relating to the exchange offer, that was completed March 14, 2007, see Note 3, offset by reduced interest expense based on reduced total debt.

The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment. Other income of $593,000 relates to a gain resulting from the termination of an office lease.

The effective tax rate for the six months ended June 30, 2007 and 2006 was 22.8% and 35.6%, respectively. The 2007 rate includes the one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see Note 3.
The Company adopted the provisions of FIN 48 on January 1, 2007, see Note 5.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total revenues for the three months ended June 30, 2007 decreased $551,000 or 4.0% to $13.2 million from $13.7 million for the three months ended June 30, 2006, primarily due to decreases in both Indoor and Outdoor display revenues, offset by increases in Entertainment/real estate revenues.

Indoor display revenues decreased $621,000 or 18.6%. Of this decrease, Indoor display equipment sales decreased $309,000 or 26.7%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $312,000 or 14.3%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues decreased $249,000 or 3.6%. Of this decrease, Outdoor display equipment sales decreased $186,000 or 3.3%, primarily in the outdoor catalog sports market, offset by an increase in the outdoor commercial market. Outdoor display equipment rentals and maintenance revenues decreased $63,000 or 4.8%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues increased $319,000 or 9.3%, primarily due to an increase in box office revenues and concession sales.

Total operating income for the three months ended June 30, 2007 decreased $218,000 or 18.0% to $1.0 million from $1.2 million for the three months ended June 30, 2006, principally due to the decreases in revenues in the Indoor display segment.

Indoor display operating loss increased $235,000 to $437,000 in 2007 compared to a loss of $202,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 79.4% of related revenues in 2007 compared to 73.4% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $43,000 increase in field service costs to maintain the equipment, offset by a $107,000 decrease in depreciation expense. The Company continues to address the cost of field service. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $237,000 or 34.8%, primarily due to the decrease in revenues. There was an increase in the gross margin of Indoor display equipment sales due to the product mix of sales. Indoor display general and administrative expenses decreased $90,000 or 8.3%, primarily due to a decrease in salaries and travel expenses.

Outdoor display operating income increased $39,000 or 7.7% to $543,000 in 2007 compared to $504,000 in 2006, primarily as a result of a reduction in cost of Outdoor equipment rentals and maintenance. The cost of Outdoor displays represented 76.4% of related revenues in 2007 compared to 78.6% in 2006. Outdoor display cost of equipment sales decreased $188,000 or 4.4%, principally due to the decrease in volume and the volume mix. Outdoor display cost of equipment rentals and maintenance decreased $156,000 or 13.2%, primarily due to a $69,000 decrease in field service costs to maintain the equipment and an $86,000 decrease in depreciation expense. Outdoor display general and administrative expenses increased $57,000 or 5.8%. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $22,000 or 2.4%, primarily due to an increase in Entertainment/real estate general and administrative expenses. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $318,000 or 13.0%, primarily due to the increases in revenues and increased operating expenses. The cost of Entertainment/real estate represented 73.9% of related revenues in 2007 compared to 71.5% in 2006. The cost of Entertainment/real estate as a percentage of related revenues increased primarily in film rental costs due to blockbuster films released in the second quarter and an increase in concession costs. Entertainment/real estate general and administrative expenses increased $25,000 or 12.8% primarily due to increased salaries and travel costs.

Corporate general and administrative expenses increased $340,000 or 40.5%, primarily due to an increase in medical costs, general insurance and a foreign currency loss of $70,000 compared to a foreign currency gain of $94,000 in the prior year. The Company continues to monitor and reduce certain overhead costs.

Net interest expense/debt conversion cost decreased $219,000, due to reduced interest expense based on reduced total debt. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment. Other income of $593,000 relates to a gain resulting from the termination of an office lease.

The effective tax rate for the three months ended June 30, 2007 and 2006 was 33.3% and 37.7%, respectively.

Liquidity and Capital Resources

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock for each $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange, which improved stockholders' equity by a net $7.7 million. As a result of the exchange offer, the Company recorded a one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1,475,000 in interest expense/debt conversion cost.

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the six months ended June 30, 2007, long-term debt, including current portion, decreased $1.6 million, due to regularly scheduled payments of long-term debt.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.56% to 8.25% at June 30, 2007). The Credit Agreement matures on May 1, 2009. At June 30, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $24,750,000 and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of June 30, 2007, the Company was in compliance with all the financial covenants. The Company continues to be in discussion with its senior lender to restructure the Credit Agreement to further extend the maturity date.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term and were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore are no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated Debentures due 2012.

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

The following table summarizes the Company's fixed cash obligations as of June
30, 2007 for the remainder of 2007 and the next four years:

<CAPTIONS>
                                     Remainder of
In thousands                                 2007      2008      2009     2010     2011
---------------------------------------------------------------------------------------
Long-term debt, including interest         $3,291   $ 9,467   $15,855   $3,180   $3,102
Employment and consulting
  agreement obligations                       832     1,373       780      383      303
Operating lease payments                      376       418       150      128       67
                                           ------   -------   -------   ------   ------
Total                                      $4,499   $11,258   $16,785   $3,691   $3,472
---------------------------------------------------------------------------------------

Cash and cash equivalents decreased $1.5 million for the six months ended June 30, 2007 compared to a decrease of $9.0 million for the six months ended June 30, 2006. The decrease in 2007 is primarily attributable to the investment in equipment for rental of $2.4 million and $1.6 million of scheduled payments of long-term debt, offset by $2.4 million of cash provided by operating activities. The decrease in 2006 is primarily attributable to the redemption of the outstanding $12.2 million 7 1/2% Notes on June 15, 2006. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. The Company also made a net $1.2 million repayment on the revolving line of credit and $1.1 million of scheduled payments of long-term debt, and made investments in equipment for rental, offset by the proceeds from the joint venture.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2007, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $304,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $165,000, based on dealer quotes, considering current exchange rates.


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


Part II - Other Information


Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2006.

The Company has incurred net losses for the three and six months ended June 30, 2007 of $264,000 and $2,666,000, respectively, although the six months ended June 30, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.2 million as of

June 30, 2007 and a positive cash flow from operations for the six months ended June 30, 2007 of $2.4 million. As of June 30, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which matures on May 1, 2009. The Credit Agreement was amended subsequent to the second quarter of 2007 to extend the maturity date to May 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement to further extend the maturity date. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through June 30, 2008.


Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on May 31, 2007 for the purpose of electing directors and ratifying the retention of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

<CAPTIONS>
                                                   For            Withheld
                                                   ---            --------
         Jean Firstenberg                       3,557,401          952,706
         Gene Jankowski                         3,557,401          952,706
         Victor Liss                            3,509,559        1,000,548

Management's nominee for a director for a two-year term as listed in the proxy statement was elected by the following vote:

<CAPTIONS>
                                                   For            Withheld
                                                   ---            --------
         Richard Brandt                         3,510,459          999,648

The following directors are continuing their terms as directors:
         Matthew Brandt, One Year Remaining
         Howard S. Modlin, One Year Remaining
         Michael R. Mulcahy, One Year Remaining
         Thomas Brandt, Two Years Remaining
         Howard M. Brenner, Two Years Remaining

The recommendation to ratify the retention of Eisner LLP as the independent auditors for the Company was approved by the following vote:

<CAPTIONS>
                                 For              Against          Abstain
                                 ---              -------          -------
         Totals               4,406,840           102,635              632


Item 5.  Other Information

None.

Item 6.  Exhibits

         10.1 Amendment to the Amended and Restated Commercial Loan and Security Agreement with People's Bank dated August 9, 2007, filed herewith.

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

Date:  August 14, 2007



                                        by  /s/  Angela D. Toppi
                                            ----------------------------
                                            Angela D. Toppi
                                            Executive Vice President and
                                            Chief Financial Officer