Form 10-Q
period 2007-09-30
TRANS LUX CORP
filed 2007-11-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2007
                                              ------------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                       ---                  ---                      ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes    No X
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                           Class                        Shares Outstanding
--------          ------------------------------------        ------------------
11/13/07          Common Stock - $1.00 Par Value                   2,020,090
11/13/07          Class B Stock - $1.00 Par Value                    286,814
                  (Immediately convertible into a like
                  number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents
<CAPTIONS>
                                                                       Page No.
                                                                       --------
Part I - Financial Information (unaudited)

         Item 1.  Consolidated Balance Sheets - September 30, 2007 and
                  December 31, 2006 (audited)                                1

                  Consolidated Statements of Operations - Three and
                  Nine Months Ended September 30, 2007 and 2006              2

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2007 and 2006                          3

                  Notes to Consolidated Financial Statements                 4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

         Item 4.  Controls and Procedures                                   17


Part II - Other Information

         Item 1A. Risk Factors                                              17

         Item 2.  Unregistered Sales of Securities and Use of Proceeds      18

         Item 3.  Defaults Upon Senior Securities                           18

         Item 4.  Submission of Matters to a Vote of Security Holders       18

         Item 5.  Other Information                                         18

         Item 6.  Exhibits                                                  18

Signatures                                                                  19

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                     September 30   December 31
In thousands, except share data                                           2007          2006
-----------------------------------------------------------------------------------------------
                                                                       (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 3,470       $ 5,765
  Available-for-sale securities                                               186           199
  Receivables, less allowance of $1,194 - 2007 and $1,034 - 2006            6,996         6,721
  Unbilled receivables                                                        612           962
  Other receivables                                                         2,580             -
  Inventories                                                               7,378         6,467
  Prepaids and other                                                          835           858
                                                                          -------       -------
    Total current assets                                                   22,057        20,972
                                                                          -------       -------
Rental equipment                                                           92,234        88,903
  Less accumulated depreciation                                            62,167        56,946
                                                                          -------       -------
                                                                           30,067        31,957
                                                                          -------       -------
Property, plant and equipment                                              39,958        39,459
  Less accumulated depreciation                                            12,028        10,948
                                                                          -------       -------
                                                                           27,930        28,511
Goodwill                                                                    1,004         1,004
Other assets                                                                3,306         6,028
                                                                          -------       -------
TOTAL ASSETS                                                              $84,364       $88,472
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 2,845       $ 2,412
  Accrued liabilities                                                       6,980         6,929
  Current portion of long-term debt                                         6,140         3,162
                                                                          -------       -------
    Total current liabilities                                              15,965        12,503
                                                                          -------       -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012            10,129        17,958
  9 1/2% Subordinated debentures due 2012                                   1,057         1,057
  Notes payable                                                            27,453        32,522
                                                                          -------       -------
                                                                           38,639        51,537

Deferred credits, deposits and other                                        3,131         3,782
Deferred income taxes                                                           -           476
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2007 and 2006                                2,453         2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2007 and 2006                                    287           287
  Additional paid-in-capital                                               14,733        13,897
  Retained earnings                                                        13,977        17,193
  Accumulated other comprehensive loss                                     (1,358)       (1,853)
                                                                          -------       -------
                                                                           30,092        31,977
  Less treasury stock - at cost - 433,596 common shares in 2007 and
    1,475,588 common shares in 2006                                         3,463        11,803
                                                                          -------       -------
    Total stockholders' equity                                             26,629        20,174
                                                                          -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $84,364       $88,472
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

<CAPTIONS>
                                                               Three Months Ended     Nine Months Ended
                                                                  September 30           September 30
                                                               ------------------    -------------------
In thousands, except per share data                               2007       2006        2007       2006
--------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                            $ 3,036    $ 3,340    $  9,268    $10,347
  Equipment sales                                                7,506      8,645      19,276     20,435
  Theatre receipts and other                                     3,727      3,452      11,013      9,974
                                                               -------    -------    --------    -------
    Total revenues                                              14,269     15,437      39,557     40,756
                                                               -------    -------    --------    -------

Operating expenses:
  Cost of equipment rentals and maintenance                      2,794      3,002       8,280      8,910
  Cost of equipment sales                                        5,253      5,864      13,716     14,590
  Cost of theatre receipts and other                             2,796      2,474       8,061      7,089
                                                               -------    -------    --------    -------
    Total operating expenses                                    10,843     11,340      30,057     30,589
                                                               -------    -------    --------    -------

Gross profit from operations                                     3,426      4,097       9,500     10,167
General and administrative expenses                             (3,093)    (3,022)    (10,132)    (9,502)
Interest income                                                     30         47         200        248
Interest expense/debt conversion cost                             (965)    (1,109)     (4,440)    (3,397)
Other income                                                        15          9         608         27
                                                               -------    -------    --------    -------
(Loss) income from operations before income taxes and
  income from joint venture                                       (587)        22      (4,264)    (2,457)

Benefit (provision) for income taxes                               166        (84)        953        726
Income from joint venture                                          121        123         345        326
                                                               -------    -------    --------    -------

Net (loss) income                                              $  (300)   $    61    $ (2,966)   $(1,405)
                                                               =======    =======    ========    =======

(Loss) income per share - basic and diluted                    $ (0.13)   $  0.04    $  (1.46)   $ (1.12)
                                                               =======    =======    ========    =======

Weighted average common shares outstanding - basic and diluted   2,305      1,260       2,026      1,260
                                                               =======    =======    ========    =======
Cash dividends per share:
  Common Stock                                                 $     -    $     -    $      -    $ 0.035
  Class B Stock                                                $     -    $     -    $      -    $0.0315
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

                                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

<CAPTIONS>
                                                                             Nine Months Ended
                                                                               September 30
                                                                           ---------------------
In thousands                                                                  2007          2006
------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                   $(2,966)     $ (1,405)
Adjustment to reconcile net loss to net cash provided
  by operating activities
  Depreciation and amortization                                              6,682         7,145
  Income from joint venture                                                   (345)         (326)
  Deferred income taxes                                                     (1,074)         (615)
  Exchange of 8 1/4% Notes for Common Stock                                  1,345            15
  Changes in operating assets and liabilities:
    Receivables                                                                 75        (2,691)
    Inventories                                                               (911)         (723)
    Prepaids and other assets                                                   82          (207)
    Accounts payable and accruals                                              989           196
    Deferred credits, deposits and other                                      (651)         (418)
                                                                           -------      --------
      Net cash provided by operating activities                              3,226           971
                                                                           -------      --------

Cash flows from investing activities
Equipment manufactured for rental                                           (3,331)       (2,877)
Purchases of property, plant and equipment                                    (499)         (394)
Proceeds from sale of available-for-sale securities                              -           257
Proceeds from joint venture, net                                               400           878
                                                                           -------      --------
      Net cash used in investing activities                                 (3,430)       (2,136)
                                                                           -------      --------

Cash flows from financing activities
Proceeds from long-term debt                                                 1,769         6,250
Payments of long-term debt                                                  (3,860)      (14,939)
Cash dividends                                                                   -           (43)
                                                                           -------      --------
      Net cash used in financing activities                                 (2,091)       (8,732)
                                                                           -------      --------

Net decrease in cash and cash equivalents                                   (2,295)       (9,897)
Cash and cash equivalents at beginning of year                               5,765        13,610
                                                                           -------      --------
Cash and cash equivalents at end of period                                 $ 3,470      $  3,713
                                                                           =======      ========
------------------------------------------------------------------------------------------------
Interest paid                                                              $ 3,248      $  3,650
Income taxes paid                                                               45           253
Supplemental disclosures of non-cash financing activities:
Exercise of stock options                                                       10             -
Exchange of 7 1/2% Notes                                                         -           108
Exchange of 8 1/4% Notes for Common Stock                                    7,829             -
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the September 30, 2007 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited financial statements.

The Company has incurred net losses for the three and nine months ended September 30, 2007 of $300,000 and $2,966,000, respectively, although the nine months ended September 30, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.1 million as of September 30, 2007 and a positive cash flow from operations for the nine months ended September 30, 2007 of $3.2 million. As of September 30, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which was amended in the third quarter of 2007 to extend the maturity date to May 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through September 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 is effective for the Company beginning after November 15, 2007. Management is assessing the potential impact of SFAS 159 on the Company's financial condition and results of operations.


Note 2 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                           September 30     December 31
In thousands                       2007            2006
-------------------------------------------------------
Raw materials                    $5,295          $4,508
Work-in-progress                  1,321           1,358
Finished goods                      762             601
                                 ------          ------
                                 $7,378          $6,467
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

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the nine months ended September 30, 2007, long-term debt, including current portion, decreased

$2.2 million due to regularly scheduled payments of long-term debt, offset by borrowing of $0.1 million. Also during the third quarter, the Company secured the refinancing of $1.6 million and an additional $2.1 million mortgage to finance the expansion of a theatre location. The refinanced mortgage now has a maturity date of March 2018 and an interest rate of 7.69%, with interest only payments for the first year.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.59% to 7.75% at September 30, 2007). The Credit Agreement matures on May 1, 2009. At September 30, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $24,750,000 and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of September 30, 2007, the Company was in compliance with all the financial covenants.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term and were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore are no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and are senior to the Company's 9 1/2% Subordinated Debentures due 2012.


Note 4 - Reporting Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and nine months ended September
30, 2007 and 2006 is as follows:

<CAPTIONS>
                                      Three months ended September 30    Nine months ended September 30
In thousands                                         2007        2006               2007           2006
-------------------------------------------------------------------------------------------------------
Net (loss) income, as reported                      $(300)        $61            $(2,966)       $(1,405)
                                                    -----         ---            -------        -------
Other comprehensive income:
  Unrealized foreign currency translation             234          (4)               504            106
  Unrealized holding gain (loss) on
    available-for-sale securities                      (7)         11                (14)            28

  Income taxes related to items of other
    comprehensive income                                3          (4)                 6            (11)
                                                    -----         ---            -------        -------
Total other comprehensive income, net of tax          230           3                496            123
                                                    -----         ---            -------        -------
Comprehensive (loss) income                         $ (70)        $64            $(2,470)       $(1,282)
-------------------------------------------------------------------------------------------------------

Note 5 - Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $250,000 adjustment for interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date, the Company had approximately $508,000 of unrecognized tax benefits, the recognition of which would increase the effective tax rate. There were no significant changes to this amount during the three and nine months ended September 30, 2007, nor do we expect that the total amount of unrecognized tax liabilities will significantly increase or decrease within the next twelve months. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The amounts recorded through September 30, 2007 and the amounts anticipated to be recorded during the remainder of 2007 are insignificant.

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

The Company expects its 2007 effective income tax rate benefit to be approximately 23%. Estimates of the annual effective tax rate benefit at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent revision.


Note 6 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the three and nine months ended September 30, 2007 and 2006.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                               Three months ended September 30   Nine months ended September 30
In thousands                                2007          2006               2007          2006
-----------------------------------------------------------------------------------------------
Interest cost                              $160          $ 153              $ 480         $ 459
Expected return on plan assets             (169)          (163)              (505)         (489)
Amortization of prior service cost            4              4                 12            12
Amortization of net actuarial loss           70             77                212           231
                                           ----          -----              -----         -----
Net periodic pension cost                  $ 65          $  71              $ 199         $ 213
-----------------------------------------------------------------------------------------------


As of September 30, 2007, the Company has recorded a current and long-term pension liability of zero and $2.9 million, respectively. The Company made a contribution of $288,000 in September 2007.

Note 7 - Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"), which establishes the accounting for stock-based awards exchanged for employee and director services. SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period). The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company was required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R requires the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations. The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee and director stock options.

The Company did not issue any stock options during the three and nine months ended September 30, 2007. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2007:

<CAPTIONS>
                                                                         Weighted
                                                          Weighted        Average
                                                           Average      Remaining      Aggregate
                                                          Exercise    Contractual      Intrinsic
                                              Options    Price ($)     Term (Yrs)      Value ($)
------------------------------------------------------------------------------------------------
Outstanding at beginning of year               67,300         6.15
Granted                                             -            -
Exercised                                      (2,500)        4.03                         4,200
Terminated                                     (2,300)        9.63
                                               ------
Outstanding at end of period                   62,500         6.10            3.6
                                               ======                         ===

Vested and expected to vest at end of period   62,500         6.10            3.6         12,900
                                               ======                         ===         ======

Exercisable at end of period                   62,500         6.10            3.6         12,900
------------------------------------------------------------------------------------------------

Note 8 - Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based upon weighted average common shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and convertible debt using the treasury stock and if converted methods. However, for the three and nine month periods ended September 30, 2007 and 2006, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted earnings (loss) per share equals basic earnings (loss) per share for each period. The number of such shares for the three and nine months ended September 30, 2007 subject to convertible debt was zero and 439,000, respectively, and 1,985,000, and 1,994,000 for the three and nine months ended September 30, 2006, respectively. The number of such shares as of September 30, 2007 and 2006 subject to stock options was 62,500 and 69,300, respectively.


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

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2007 and 2006 is as follows:

<CAPTIONS>
                                       Three months ended September 30    Nine months ended September 30
In thousands                                      2007            2006               2007           2006
--------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                               $ 2,776         $ 3,975            $ 8,008        $10,300
  Outdoor display                                7,766           8,010             20,536         20,482
  Entertainment/real estate                      3,727           3,452             11,013          9,974
                                               -------         -------            -------        -------
  Total revenues                                14,269          15,437             39,557         40,756
                                               =======         =======            =======        =======
Operating income (loss):
  Indoor display                                  (374)            444             (1,296)           (91)
  Outdoor display                                  985             999              1,818          1,526
  Entertainment/real estate                        832             906              2,641          2,640
                                               -------         -------            -------        -------
Total operating income                           1,443           2,349              3,163          4,075
Other income                                        15               9                608             27
Corporate general and administrative expenses     (989)         (1,151)            (3,450)        (3,084)
Interest expense/debt conversion cost - net       (935)         (1,062)            (4,240)        (3,149)
Income tax benefit (expense)                       166             (84)               953            726
                                               -------         -------            -------        -------
Net (loss) income                              $  (300)        $    61            $(2,966)       $(1,405)
--------------------------------------------------------------------------------------------------------


Note 11 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method.

The following results of operations summary information relates to MetroLux for the three and nine months ended September 30, 2007 and 2006, and summary balance sheet information relates to MetroLux as of September 30, 2007 and December 31, 2006:

<CAPTIONS>
                                   Three months ended September 30    Nine months ended September 30
In thousands                                    2007          2006                2007          2006
----------------------------------------------------------------------------------------------------
Revenues                                      $1,599        $1,434              $4,299        $3,882
Gross profit                                     258           266                 744           757
Net income                                       242           247                 690           653
Company's share of partnership net income        121           123                 345           326
----------------------------------------------------------------------------------------------------

<CAPTIONS>
                                        September 30   December 31
In thousands                                    2007          2006
------------------------------------------------------------------
Current assets                                $  350        $  634
Noncurrent assets                              1,642         1,851
                                              ------        ------
Total assets                                   1,992         2,485
                                              ======        ======

Current liabilities                              775           859
Noncurrent liabilities                           585           832
                                              ------        ------
Total liabilities                              1,360         1,691
                                              ======        ======
Company's equity in partnership net assets    $  316        $  412
------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets. The Company has guaranteed $0.6 million (75%) of a $0.8 million business loan to finance theatre equipment at its fourteen-plex theatre held by MetroLux, until May 2011, and, accordingly has recognized a liability for $33,000 at September 30, 2007. The unrelated 50% partner of MetroLux also guaranteed $0.6 million (75%) of the $0.8 million business loan. The assets of MetroLux collateralize this business loan.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenues for the nine months ended September 30, 2007 decreased 2.9% to $39.6 million from $40.8 million for the nine months ended September 30, 2006. Entertainment/real estate revenues and Outdoor display sales revenues increased but were offset by decreases in Indoor display revenues and Outdoor display rentals and maintenance revenues.

Indoor display revenues decreased $2.3 million or 22.3%. Of this decrease, Indoor display equipment sales decreased $1.5 million or 38.0%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $790,000 or 12.4%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues increased $54,000 or 0.3%. Of this increase, Outdoor display equipment sales increased $343,000 or 2.1%, primarily in the outdoor digital billboard and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $289,000 or 7.2%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues increased $1.0 million or 10.4%, primarily due to an increase in box office revenues and concession sales.

Total operating income for the nine months ended September 30, 2007 decreased 22.4% to $3.2 million from $4.1 million for the nine months ended September 30, 2006, principally due to the decrease in revenues in the Indoor display segment.

Indoor display operating loss increased $1.2 million to a loss of $1.3 million in 2007 compared to a loss of $91,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 80.0% of related revenues in 2007 compared to 73.1% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $189,000 increase in field service costs to maintain the equipment, offset by a $320,000 decrease in depreciation expense. The Company continues to address the cost of field service. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $1.0 million or 46.9%, primarily due to the decrease in revenues. There was an increase in the gross margin of Indoor display equipment sales due to the product mix of sales. Indoor display general and administrative expenses increased $40,000 or 1.4%, primarily due to bad debt expense, offset by a reduction in salaries, related benefits and travel costs.

Outdoor display operating income increased $292,000 or 19.1% to $1.8 million in 2007 compared to $1.5 million in 2006, primarily as a result of the increase in Outdoor display sales. The cost of Outdoor displays represented 75.9% of related revenues in 2007 compared to 78.0% in 2006. Outdoor display cost of equipment sales increased $125,000 or 1.0%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $502,000 or 14.3%, primarily due to a $247,000 decrease in field service costs to maintain the equipment and a $255,000 decrease in depreciation expense. Outdoor display general and administrative expenses increased $140,000 or 4.7%, primarily due to bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income remained level at $2.6 million. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $972,000 or 13.7%, primarily due to the increase in revenues and an increase in film rental and labor costs. The cost of Entertainment/real estate represented 73.2% of related revenues in 2007 compared to 71.1% in 2006. The cost of Entertainment/real estate as a percentage of related revenues increased primarily in film rental costs due to blockbuster films, an increase in concession costs and an increase in the minimum wage. Entertainment/real estate general and administrative expenses increased $84,000 or 14.7%, primarily due to increased salaries, related benefits and travel costs.

Corporate general and administrative expenses increased $366,000 or 11.9%, primarily due to a foreign currency loss of $172,000 compared to a foreign currency gain of $91,000 in the prior year (an increase of $263,000) and an increase in medical costs, general insurance and professional fees. The Company has begun its efforts to beome compliant with Sarbanes-Oxley 404 on internal controls. The Company continues to monitor and reduce certain overhead costs.

Net interest expense/debt conversion cost increased $1.1 million, of which $1.5 million relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock relating to the successful exchange offer, that was completed March 14, 2007, see Note 3, offset by reduced interest expense based on reduced total debt.

The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment. Other income of $608,000 relates to a $593,000 gain resulting from the termination of an office lease.

The effective tax rate for the nine months ended September 30, 2007 and 2006 was 24.3% and 34.1%, respectively. The 2007 rate includes the one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see
Note 3.  The Company adopted the provisions of FIN 48 on January 1, 2007, see
Note 5.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues for the three months ended September 30, 2007 decreased 7.6% to $14.3 million from $15.4 million for the three months ended September 30, 2006, primarily due to decreases in both Indoor and Outdoor display revenues, offset by an increase in Entertainment/real estate revenues.

Indoor display revenues decreased $1.2 million or 30.2%. Of this decrease, Indoor display equipment sales decreased $949,000 or 48.5%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $250,000 or 12.4%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues decreased $244,000 or 3.0%. Of this decrease, Outdoor display equipment sales decreased $190,000 or 2.8%, primarily in the outdoor commercial market, offset by an increase in the outdoor catalog sports market. Outdoor display equipment rentals and maintenance revenues decreased $54,000 or 4.1%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues increased $275,000 or 8.0%, primarily due to an increase in box office revenues and concession sales.

Total operating income for the three months ended September 30, 2007 decreased $906,000 or 38.6% to $1.4 million from $2.3 million for the three months ended September 30, 2006, principally due to the decreases in revenues in the Indoor display segment.

Indoor display operating income/loss decreased $818,000 to a loss of $374,000 in 2007 compared to income of $444,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 83.0% of related revenues in 2007 compared to 70.2% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $85,000 increase in field service costs to maintain the equipment, offset by a $103,000 decrease in depreciation expense. The Company continues to address the cost of field service. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $475,000 or 49.4%, primarily due to the decrease in revenues. Indoor display general and administrative expenses increased $104,000 or 14.0%, primarily due to bad debt expense.

Outdoor display operating income decreased $14,000 or 1.4% to $985,000 in 2007 compared to $999,000 in 2006, primarily as a result of an increase in Outdoor display general and administrative expenses. The cost of Outdoor displays represented 74.0% of related revenues in 2007 compared to 75.9% in 2006.
Outdoor display cost of equipment sales decreased $136,000 or 2.8%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $197,000 or 16.8%, primarily due to a $114,000 decrease in field service costs to maintain the equipment and an $85,000 decrease in depreciation expense. Outdoor display general and administrative expenses increased $105,000 or 11.2%, due to bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $74,000 or 8.2%, primarily due to an increase in cost of Entertainment/real estate. Cost of Entertainment/real estate, which includes film rental costs and depreciation expense, increased $322,000 or 13.0%, primarily due to the increase in revenues and an increase in film rental and labor costs. The cost of Entertainment/real estate represented 75.0% of related revenues in 2007 compared to 71.7% in 2006. The cost of Entertainment/real estate as a percentage of related revenues increased primarily in film rental costs due to blockbuster films released in the third quarter, an increase in concession costs and the increase in the minimum wage. Entertainment/real estate general and administrative expenses increased $24,000 or 12.3%, primarily due to increased salaries and travel costs.

Corporate general and administrative expenses decreased $162,000 or 14.0%, primarily due to a decrease in certain benefit costs and professional fees, offset by a foreign currency loss of $99,000 compared to a foreign currency gain of $2,000 in the prior year (an increase of $101,000). The Company continues to monitor and reduce certain overhead costs.

Net interest expense/debt conversion cost decreased $127,000, due to reduced interest expense based on reduced total debt. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rate for the three months ended September 30, 2007 and 2006 was 35.6% and 57.9%, respectively.

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

In addition to the $7.8 million decrease in long-term debt as a result of the exchange offer, during the nine months ended September 30, 2007, long-term debt, including current portion, decreased $2.2 million due to regularly scheduled payments of long-term debt, offset by borrowing of $0.1 million. Also during the third quarter, the Company secured the refinancing of $1.6 million and an additional $2.1 million mortgage to finance the expansion of a theatre location. The refinanced mortgage now has a maturity date of March 2018 and an interest rate at 7.69%, with interest only payments for the first year.

The Company has a bank Credit Agreement, which was amended in 2007, which provides for a term loan of $10.0 million, a term loan of $6.1 million to finance one-half of the redemption of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.59% to 7.75% at September 30, 2007). The Credit Agreement matures on May 1, 2009. At September 30, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a leverage ratio of 3.0 to 1.0, a cap on capital expenditures, maintaining a tangible net worth of not less than $24,750,000, and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of September 30, 2007, the Company was in compliance with all the financial covenants. The Company continues to be in discussion with its senior lender to restructure the Credit Agreement.

On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Notes. A total of $18.0 million principal amount of 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. On June 15, 2006, the remaining $12.2 million principal amount of outstanding 7 1/2% Notes were redeemed at par. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term and were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, and therefore are no longer a convertible issue. The 8 1/4% Notes may be redeemed by the Company, in whole or in part, at declining premiums and are senior to the Company's 9 1/2%

Subordinated Debentures due 2012.

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

The following table summarizes the Company's fixed cash obligations as of September 30, 2007 for the remainder of 2007 and the next four years:

<CAPTIONS>
                              Remainder of
In thousands                          2007     2008     2009    2010    2011
----------------------------------------------------------------------------
Long-term debt, including interest  $1,997  $ 9,478  $15,905  $3,230  $3,151
Employment and consulting
  agreement obligations                416    1,373      780     383     303
Operating lease payments               188      697      529     508     454
                                    ------  -------  -------  ------  ------
Total                               $2,601  $11,548  $17,214  $4,121  $3,908
----------------------------------------------------------------------------

Cash and cash equivalents decreased $2.3 million for the nine months ended September 30, 2007 compared to a decrease of $9.9 million for the nine months ended September 30, 2006. The decrease in 2007 is primarily attributable to the investment in equipment for rental of $3.3 million and $2.2 million of scheduled payments of long-term debt, offset by $3.2 million of cash provided by operating activities and proceeds from long-term debt of $0.1 million. The decrease in 2006 is primarily attributable to the redemption of the outstanding $12.2 million 7 1/2% Notes on June 15, 2006. In 2006, the Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half. The Company also made a net $1.2 million repayment on the revolving line of credit in 2006 and $1.6 million of scheduled payments of long-term debt, and made investments in equipment for rental, offset by the proceeds from the joint venture and cash provided by operating activities of $971,000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2007, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $299,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $161,000, based on dealer quotes, considering current exchange rates.


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

The Company has incurred net losses for the three and nine months ended September 30, 2007 of $300,000 and $2,966,000, respectively, although the nine months ended September 30, 2007 net loss includes a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1,475,000 relating to the exchange offer (see Note 3). The Company has positive working capital of $6.1 million as of September 30, 2007 and a positive cash flow from operations for the nine months ended September 30, 2007 of $3.2 million. As of September 30, 2007, the Company has fully drawn its $5.0 million revolving loan facility, which was amended during the third quarter of 2007 to extend the maturity date to May 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources will be sufficient to fund its operations and its current obligations through September 30, 2008.


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

Date:  November 14, 2007


                                                by /s/ Angela D. Toppi
                                                  ----------------------------
                                                  Angela D. Toppi
                                                  Executive Vice President and
                                                  Chief Financial Officer