Form 10-K
period 2007-12-31
TRANS LUX CORP
filed 2008-03-28
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2007
                                            -----------------

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes   No X
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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                      2007 Form 10-K Cover Page Continued


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---
Smaller reporting company
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

The aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant based upon the last sale price of the Registrant's Common Stock reported on the American Stock Exchange on June 30, 2007, was approximately $12,715,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)

As of the close of business on March 27, 2008, there were outstanding, 2,020,090 shares of the Registrant's Common Stock and 286,814 shares of its Class B Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2008, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2007 Form 10-K Annual Report

                               Table of Contents

<CAPTIONS>
                                     PART I
                                                                            Page
                                                                            ----
ITEM 1.   Business                                                             1
ITEM 1A.  Risk Factors                                                         5
ITEM 1B.  Unresolved Staff Comments                                            7
ITEM 2.   Properties                                                           7
ITEM 3.   Legal Proceedings                                                    8
ITEM 4.   Submission of Matters to a Vote of Security Holders                  8

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    8
ITEM 6.   Selected Financial Data                                              9
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk          15
ITEM 8.   Financial Statements and Supplementary Data                         15
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            55
ITEM 9A.  Controls and Procedures                                             55
ITEM 9B.  Other Information                                                   55

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance              56
ITEM 11.  Executive Compensation                                              56
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     56
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        57
ITEM 14.  Principal Accounting Fees and Services                              57

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                          58

Signatures                                                                    60

                                     PART I
ITEM 1.   BUSINESS

     Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diode), plasma and LCD (liquid crystal display) technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications. In addition to its core display business, the Company also owns and operates a chain of motion picture theatres in the western Mountain States and an income-producing real estate property.

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

     The Company's electronic information display market is broken down into two distinct segments: the Indoor division and the Outdoor division. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; sports stadiums and venues; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, race tracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; highways and major thoroughfares; movie theatres; health maintenance organizations and in various other applications.

     Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government/private sector and gaming. The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. Banks and other financial institutions also use information displays to advertise product offerings to consumers. The Indoor division has a new line of advanced last sale price displays, full color LED tickers and graphic displays.

     The government/private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, lobbies, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies, military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure, gate and baggage claim information, all of which help to guide passengers through these facilities.

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

     Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by schools, sports stadiums, sports venues, gas stations, highway departments and outdoor advertisers, such as digital billboards, attempting to capture the attention of passers-by. The Outdoor division has a new line of LED message centers, scoreboards and video displays available in monochrome and full color. The Company has utilized its strong position in the Indoor display market combined with several acquisitions to enhance its presence in the Outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, bridges and other roadway installations, automobile dealerships, banks and other financial institutions. This division generally sells through distributors and dealers. Equipment for the Outdoor display segment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

     Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2007 and 2006 was approximately $4.5 million and $3.4 million, respectively. The December 31, 2007 backlog is expected to be recognized in 2008. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

     During 2007 the Company's Outdoor display division continued to enhance CaptiVue(TM), a line of outdoor full matrix LED message centers. CaptiVue offers greater design flexibility, modularity and increased clarity at an economical price, and is being well received in the commercial marketplace. Recent enhancements include full color, monochrome blue configurations, higher resolution and larger configurations for digital billboard applications. The Company continued enhancements to its line of LED Fuel Price Changer displays, which use CaptiVue technology to allow gasoline stations, truck stops and convenience stores to update fuel prices instantaneously to one facility or many via their point-of-purchase systems without the use of ladders and other manual equipment.

     In 2005, the Company supplemented its LED product line with third-party LED products to remain competitive in price, product offerings and performance. The Company offers the product of two leading providers of advanced LED video display products under which Trans-Lux distributes their lines of display products to its catalog sports market and non-sports markets, respectively. Trans-Lux is private-labeling a portion of these products for both indoor and outdoor applications under the name CaptiVision(TM). CaptiVision jumbo video monitors have the capability to deliver brilliant full motion video and animation in billions of colors to corporate, financial and entertainment markets where the presentation of multimedia, live-action, advertising and promotions is of major importance.

     The Company continued enhancements to its line of economical full-matrix indoor graphic display products. GraphixWall(R) fixed size displays and GraphixMax(TM) tileable displays for larger custom sized feature versatile functionality at a lower cost, presenting line art, graphics and variable-sized text at a competitive price. Applications for GraphixWall and GraphixMax displays include flight information, baggage claim and way-funding at airports, automatic call directories at contact centers, order processing support at manufacturing facilities and for posting prices and promoting products in financial and retail environments. Recent enhancements include a full color version for additional color flexibility and impact.

     Continued development of new indoor products includes new monochrome and tri-color ticker displays utilizing improved LED display technology; curved and flexible displays; higher speed processors for faster data access and improved update speed; greater integration of blue LEDs to provide full color text and graphic displays; wireless controlled displays; and a new graphic interface to display more data at higher resolutions.

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

     The Company maintains a staff of 23 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations and colleges where required. Engineering expense and product enhancement and development amounted to $1,770,000, $1,990,000 and $2,213,000 in 2007, 2006 and 2005, respectively.

MARKETING AND DISTRIBUTION
--------------------------

     The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 18 direct sales representatives, four telemarketers and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

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

     Headquartered in Norwalk, Connecticut, the Company has major sales and service offices in New York, New York; Des Moines, Iowa; Las Vegas, Nevada; Logan, Utah, Toronto, Ontario; and Brampton, Ontario; as well as approximately 16 satellite offices in the U.S.

     The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

     The Company's revenues in 2007, 2006 and 2005 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

     The Company's production facilities are located in Norwalk, Connecticut and Des Moines, Iowa, and consist principally of the manufacturing, assembly and testing of display units, and related components. The Company performs most subassembly and all final assembly of its products.

     All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce very large sheet metal fabrications, cable assemblies, and surface mount and through-hole designed assemblies. Some of the subassembly processes are outsourced. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

     The Company has the ability to rapidly modify its product lines. The Company's displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time. The Company designs certain of its materials to match components furnished by suppliers. If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources. Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs. The Company also believes there presently are other qualified vendors of these components. The Company does not acquire significant amount of purchases directly from foreign suppliers, but certain key components such as the LEDs and LED modules are manufactured by foreign sources.

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

     Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed rental equipment and maintenance base and other types of customer-owned equipment. Purchasers or lessees of the Company's larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily for scheduled events. The Company operates its National Technical Services and Repair Center from its Des Moines, Iowa facility. Equipment repairs are performed in Des Moines and service technicians are dispatched nationwide from the Des Moines facility. The Company's field service is augmented by various service companies in the United States, Canada and overseas. From time to time the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

COMPETITION
-----------

     The Company's offer of short- and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming displays in the United States, as well as one of the larger outdoor electronic display and service organizations in the country.

     The Company competes with a number of competitors, both larger and smaller than itself, and with products based on different forms of technology. There are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.

THEATRE OPERATIONS
------------------

     The Company currently operates 65 screens in 10 locations in the western Mountain States, which includes a fourteen-plex theatre in Loveland, Colorado, which is a 50% owned joint venture partnership. In 2007, the Company began a four-screen expansion of its Espanola, New Mexico theatre, which is expected to open in the spring 2008. In 2006, the Company closed an unprofitable single screen theatre in Santa Fe, New Mexico to lease to the New Mexico Department of Cultural Affairs for a film museum. In 2005, the Company expanded its Dillon, Colorado location by adding two additional screens and purchased land in Silver City, New Mexico to construct a new multiplex theatre. The Company's theatre revenues are generated from box office admissions, theatre concessions, theatre rentals and other sales. Theatre revenues are generally seasonal and coincide with the release dates of major films during the summer and holiday seasons. The Company is not currently operating any multimedia entertainment venues, but continues to stay abreast of innovations in this area of technology and continues to investigate new opportunities.

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

EMPLOYEES
---------

     The Company has approximately 402 employees as of February 29, 2008 of which approximately 254 employees support the Company's electronic display business. Approximately 13% of the employees are unionized. The Company believes its employee relations are good.


ITEM 1A.  RISK FACTORS

LEVERAGE
--------

     As of December 31, 2007, the Company's total long-term debt (including current portion) was $46.2 million. We expect we will incur indebtedness in connection with the implementation of our growth strategy. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DEPENDENCE ON KEY PERSONNEL
---------------------------

     We believe that our President and Co-Chief Executive Officer, Michael R. Mulcahy, and our Co-Chief Executive Officer and Executive Vice President, Thomas Brandt, play a significant role in the success of the Company and the loss of the services of either could have an adverse effect on the Company. There can be no assurance that the Company would be able to find a suitable replacement for either Mr. Mulcahy or Mr. Brandt. The Company has employment agreements with Mr. Mulcahy and Mr. Brandt, which expire in 2010 and 2009, respectively, which may be extended by the employees in case of a change-in-control approved by the present Board of Directors. The Company believes that in addition to the above referenced key personnel, there is a core group of executives that also plays a significant role in the success of the Company.

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

     As of December 31, 2007, 14 stockholders who are executive officers and/or directors of the Company beneficially own approximately 81.96% of our outstanding Class B Stock, 10.19% of all classes and 49.87% of the voting power. As a result, these stockholders collectively will continue to have the ability to elect all of our directors and to veto major transactions for which a stockholder vote is required under Delaware law, including mergers, consolidations and certain other significant transactions. These stockholders could also block tender offers for our Common Stock that could give stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.

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

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

     Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 324,285 shares of Common Stock (including Class B Stock if converted into equal amounts of Common Stock) may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.


ITEM 2.   PROPERTIES

     The Company's headquarters and principal executive offices are located at 110 Richards Avenue, Norwalk, Connecticut. In June 2008, the Company is relocating its principal executive office to 26 Pearl Street, Norwalk, Connecticut and its manufacturing operations to Stratford, Connecticut. In June 2004, the Company entered into a sale/leaseback of its 102,000 square foot facility located at 110 Richards Avenue, Norwalk, Connecticut, which is occupied by the Company and is used for administration, sales, engineering, production and assembly of its indoor display products. The Company leased back the entire building for four years. In the second quarter of 2007, the Company terminated its three-year lease for a portion of the building that would have taken effect in the second quarter of 2008. Approximately 9,500 square feet of the building is currently subleased to others.

The Company owns a facility in Des Moines, Iowa and theatre/real estate properties in:

     Sahuarita, Arizona
     Dillon, Colorado
     Durango, Colorado
     Espanola, New Mexico
     Los Lunas, New Mexico
     Santa Fe, New Mexico
     Taos, New Mexico
     Laramie, Wyoming

     The Company also owns land in Silver City, New Mexico, on which the Company expects to construct and operate a multiplex movie theatre and for other commercial uses. The Company leases eleven premises throughout North America for use as sales, service and/or administrative operations, and leases three theatre locations. The aggregate rental expense was $793,000, $908,000 and $1,053,000 for each of the three years ended December 31, 2007.


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

    (b) The Company had approximately 604 holders of record of its Common Stock and approximately 59 holders of record of its Class B Stock as of March 27, 2008.

    (c) The Board of Directors did not declare any cash dividends for Common Stock and Class B Stock during 2007 in order to conserve cash and pay down debt. Management and the Board of Directors will continue to review payment of quarterly cash dividends.

    (d) The range of Common Stock prices on the American Stock Exchange are set forth in the quarterly financial data table below in Item 6(b).

    (e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2007.


ITEM 6.  SELECTED FINANCIAL DATA

    (a) The following table sets forth selected consolidated financial data with respect to the Company for the five years ended December 31, 2007, which were derived from the audited consolidated financial statements of the Company and should be read in conjunction with them:

<CAPTIONS>
         Years Ended                                  2007        2006       2005       2004       2003
         ----------------------------------------------------------------------------------------------
         In thousands, except per share data

         Revenues                                  $51,205     $53,911   $ 54,368   $ 52,579   $ 56,022
         Income (loss) from continuing operations   (5,095)     (1,647)    (1,793)       412        365
         Income from discontinued operation              -           -          -        127        689
         Net income (loss)                          (5,095)(1)  (1,647)    (1,793)       539      1,054
         Earnings (loss) per share - continuing
           operations:
             Basic                                 $ (2.43)    $ (1.31)  $  (1.42)  $   0.33   $   0.29
             Diluted                                 (2.43)      (1.31)     (1.42)      0.33       0.29
         Earnings per share - discontinued
           operation:
             Basic                                 $     -     $     -   $      -   $   0.10   $   0.55
             Diluted                                     -           -          -       0.03       0.20
         Total earnings (loss) per share:
             Basic                                 $ (2.43)    $ (1.31)  $  (1.42)  $   0.43   $   0.84
             Diluted                                 (2.43)      (1.31)     (1.42)      0.43       0.70
         Cash dividends per share:
             Common stock                          $     -     $ 0.035   $   0.14   $   0.14   $   0.14
             Class B stock                               -      0.0315      0.126      0.126      0.126
         Average common shares outstanding           2,098       1,260      1,261      1,261      1,261
         Total assets                              $83,959     $88,472   $100,550   $101,114   $100,092
         Long-term debt                             39,899      51,537     48,365     56,796     60,505
         Stockholders' equity                       24,596      20,174     22,396     24,605     24,036
-------------------------------------------------------------------------------------------------------

         (1)  Included a $1.5 million debt conversion cost, a $1.0 million valuation allowance on deferred tax assets and $0.4 million pension settlement charge.

    (b)  The following table sets forth quarterly financial data for years ended
         December 31, 2007 and December 31, 2006:
<CAPTIONS>
         Quarters Ended                            March 31         June 30    September 30     December 31
         --------------------------------------------------------------------------------------------------
         In thousands, except per share data
         2007
         Revenues                             $      12,130   $      13,158   $      14,269   $      11,648
         Gross profit                                 2,956           3,118           3,426           2,091
         Net loss (2)                                (2,402)           (264)           (300)         (2,129)
         Loss per share                               (1.65)          (0.11)          (0.13)          (0.92)
         Cash dividends per share:
           Common stock                                   -               -               -               -
           Class B stock                                  -               -               -               -
         Range of Common Stock prices on the
           American Stock Exchange            $6.50 - $9.04   $5.85 - $7.45   $5.00 - $7.30   $4.55 - $6.40

         2006
         Revenues                             $      11,610   $      13,709   $      15,437   $      13,155
         Gross profit                                 2,723           3,347           4,097           2,690
         Net income (loss)                           (1,073)           (393)             61            (242)
         Earnings (loss) per share                    (0.85)          (0.31)           0.04           (0.19)
         Cash dividends per share:
           Common stock                               0.035               -               -               -
           Class B stock                             0.0315               -               -               -
         Range of Common Stock prices on the
           American Stock Exchange            $5.50 - $6.60   $5.50 - $6.55   $5.50 - $6.05   $6.00 - $7.85
-----------------------------------------------------------------------------------------------------------

         (2)  The quarter ended March 31, 2007 net loss includes a $1.5 million debt conversion cost.  The quarter ended December 31, 2007 net loss includes a $1.0 million valuation allowance on deferred tax assets and $0.4 million pension settlement charge.



ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates a chain of motion picture theatres in the western Mountain States. The Company operates in three reportable segments: Indoor display, Outdoor display and Entertainment/real estate.
     The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail, digital billboards and commercial markets. The Entertainment/real estate segment includes the operations of the motion picture theatres in the western Mountain States and income-producing real estate properties.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts, inventories, goodwill and intangible assets, income taxes, warranty obligations, benefit plans, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.
     Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its consolidated financial statements:
     Percentage of Completion: The Company recognizes revenue on long-term equipment sales contracts using the percentage of completion method based on estimated incurred costs to the estimated total cost for each contract. Should actual total cost be different from estimated total cost, an addition or a reduction to cost of sales may be required.
     Uncollectable Accounts: The Company maintains allowances for uncollectable accounts for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts may be required.
     Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. The Company uses the fair market value approach to test for impairment of its goodwill, and other factors that are considered in the review for impairment include, economic trends, and our market capitalization relative to net book value. The fair market valuations used for the impairment tests can be affected by changes in the estimates of revenue multiples and the discount rate used in the calculations. No impairment resulted from the annual reviews performed in 2007, 2006 or 2005. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.
     Income Taxes: The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income taxes in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.
     Warranty Obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
     Benefit Plans: The Company is required to make estimates and assumptions to determine benefit plan liabilities, which include investment returns, rates of salary increases and discount rates. During 2007 and 2006, the Company recorded an after tax minimum pension liability adjustment in other comprehensive loss of ($103,000) and $567,000, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2007, plan assets were invested 42.2% in guaranteed investment contracts, 55.4% in equity and index funds, 2.3% in bonds and 0.1% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2007, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 6.25%. Net periodic cost for 2007 will be based on the December 31, 2007 valuation. The defined benefit plan periodic cost was $628,000 in 2007, $285,000 in 2006 and $261,000 in 2005. The 2007
periodic pension cost included a settlement charge of $366,000. At December 31, 2007, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $77,000 and a one percentage point change in the discount rate would affect the net periodic cost by $128,000. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2007.


Quantitative and Qualitative Disclosures About Market Risks

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. At December 31, 2007, long-term debt outstanding of $32.3 million was at variable rates of interest ranging from 7.0% to 7.4% and $13.9 million was at fixed rates ranging from 7.0% to 9.5%. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and, at December 31, 2007, was not involved in any derivative financial instruments.


Results of Operations

2007 Compared to 2006

Total revenues for the year ended December 31, 2007 decreased 5.0% to $51.2 million from $53.9 million for the year ended December 31, 2006. Entertainment/real estate revenues increased but were offset by decreases in both Indoor display revenues and Outdoor display revenues.
     Indoor display revenues decreased $3.0 million or 21.7%. Of this decrease, Indoor display equipment sales decreased $2.1 million or 38.4%, primarily due to a reduction in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $872,000 or 10.5%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry; and the wider use of flat-panel screens. The decrease in indoor display equipment rentals and maintenance revenues have lessened over last year, which indicates that the market conditions appear to be slowly improving, although the Company does continue to take disconnects and non-renewal of existing equipment on rental and maintenance, the Company does enter into new lease contracts.
     Outdoor display revenues decreased $559,000 or 2.1%. Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $440,000 or 8.3%, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Outdoor display equipment sales decreased less than 1.0%, predominantly in the catalog sports market, offset by increases of billboard and commercial revenues.
     Entertainment/real estate revenues increased $857,000 or 6.4%. Both box office revenues and concession sales increased due to a slight increase in attendance and price increases. The Company closed its single screen theatre in Santa Fe, New Mexico in April 2006.
     Total operating income for the year ended December 31, 2007 decreased 24.1% to $3.2 million from $4.2 million for the year ended December 31, 2006, principally due to the increased losses of the Indoor display segment.
     Indoor display operating income decreased $1.2 million to a loss of $1.6 million in 2007 compared to a loss of $361,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 81.5% of related revenues in 2007 compared to 75.0% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate. The Company continues to monitor and address the cost of its field service operations to try and bring it in line with the revenues and has centralized the dispatch, help desk and repair functions into the Des Moines, Iowa facility. Indoor display cost of equipment rentals and maintenance decreased $223,000 or 3.1%, largely due to a $502,000 reduction in depreciation expense, offset by an increase of $279,000 of field service costs. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation expense. Indoor display cost of equipment sales decreased $1.3 million or 42.5%, primarily due to the decrease in Indoor display sales. Indoor display general and administrative expenses decreased $261,000 or 6.8%, primarily due to a reduction in salaries, related benefits and travel costs, offset by an increase in the allowance for doubtful accounts.
     Outdoor display operating income decreased $12,000 or 0.9%, primarily as a result of a decrease in catalog sports revenue and an increase in the allowance for doubtful accounts. The cost of Outdoor displays represented 77.7% of related revenues in 2007 compared to 78.3% in 2006. Outdoor display cost of equipment sales increased by 1.1%, primarily due to the cost of raw materials. Outdoor display cost of equipment rentals and maintenance decreased $777,000 or 16.4%, primarily due to a decrease in field service costs of $436,000 and a reduction in depreciation expense of $341,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation expense. Outdoor display general and administrative expenses increased slightly.
     Entertainment/real estate operating income increased $206,000 or 6.6%, primarily due to the increase in box office revenues and an increase in the MetroLux Theatres joint venture income of $110,000 or 32.0%. The cost of Entertainment/real estate represented 73.6% of related revenues in 2007 compared to 73.0% in 2006. Cost of theatre receipts and other, which includes film rental costs, other operating costs and depreciation expense, increased $708,000 or 7.2%, principally due to the increase in box office revenues, as well as an increase in payroll costs due to federal and state minimum wage increases. Entertainment/real estate general and administrative expenses increased $53,000 or 6.4%, primarily due to increases in payroll and travel costs.
     Corporate general and administrative expenses increased $1.1 million or 34.1%, primarily due to the negative effect of a $406,000 change in the currency exchange gain/loss in 2007 compared to 2006, an increase of $374,000 in pension expense and an increase in the cost of medical benefits.
     Net interest expense decreased $583,000 or 13.8%, primarily due to the reduction in the 8 1/4% Limited Convertible Senior Subordinated Notes due 2012, as a result of the exchange offer in the first quarter of 2007, coupled with the reduction of other long-term debt due to regularly scheduled payments and a reduction in the interest rates of the variable rate debt.
     The debt conversion cost relates to a $1.5 million one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock as a result of the exchange offer. See Note 9 - Long-Term Debt to the Consolidated Financial Statements.
     The effective tax benefit rate for the years ended December 31, 2007 and 2006 was 11.4% and 49.6%, respectively. The 2007 effective tax benefit rate was affected by the $1.5 million one-time, non-cash, non-tax deductible debt conversion cost, and the $1.0 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss in recent years. The 2006 effective tax benefit rate was affected by the reversal of a deferred tax liability related to prior repurchases of the Company's convertible debt.


2006 Compared to 2005

Total revenues for the year ended December 31, 2006 decreased 0.8% to $53.9 million from $54.4 million for the year ended December 31, 2005, principally due to a decrease in Indoor display equipment rentals and maintenance revenues offset by an increase in Outdoor display sales revenues.
     Indoor display revenues decreased $1.4 million or 9.2%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $1.1 million or 11.8%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current consolidations within that industry. Although the market conditions appear to be slowly improving, installations of new equipment tend to lag any economic turnaround. Indoor display equipment sales decreased $291,000 or 5.0%, primarily due to a reduction in sales to the corporate sector.
     Outdoor display revenues increased $865,000 or 3.4%. Of this increase, Outdoor display equipment sales increased $1.0 million or 5.0%, primarily in the outdoor catalog sports market. This increase was offset by a $150,000 or 2.7% decrease in the Outdoor display equipment rentals and maintenance revenues, primarily due to the continued expected gradual revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.
     Entertainment/real estate revenues increased slightly. While box office revenues remained level, there was an increase in concession sales, even though the Company closed its single screen theatre in Santa Fe, New Mexico in April 2006.
     Total operating income for the year ended December 31, 2006 decreased 7.8% to $4.2 million from $4.5 million for the year ended December 31, 2005, principally due to the reduction in revenues in the Indoor display segment.
     Indoor display operating income decreased $1.5 million to a loss of $361,000 in 2006 compared to an operating income of $1.1 million in 2005, primarily as a result of the decrease in revenues in the financial services market and a decrease in the gross margin of sold equipment due to the product mix. The cost of Indoor displays represented 75.0% of related revenues in 2006 compared to 66.4% in 2005. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate. The Company continues to monitor and address the cost of its field service operations to bring it in line with the revenues. The dispatch, help desk and repair functions have been centralized into the Des Moines, Iowa facility. Field service costs for the year ended December 31, 2006 compared to 2005 were reduced by approximately $160,000. Indoor display cost of equipment rentals and maintenance decreased $298,000 or 3.9%, largely due to the reduction in the rentals and maintenance bases. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $565,000 or 22.2%, primarily due to reduced margins of the Indoor display equipment sales due to product mix of sales to the transportation market. Indoor display general and administrative expenses decreased $172,000 or 4.3% due to a $102,000 decrease in the allowance for uncollectable accounts receivable and a decrease in salaries and benefits.
     Outdoor display operating income increased $874,000 or 168.5%, primarily as a result of the increase in volume of sales in the catalog scoreboard business and a decrease in field service costs. The cost of Outdoor displays represented 78.3% of related revenues in 2006 compared to 80.5% in 2005. Outdoor display cost of equipment sales increased $613,000 or 4.0%, principally due to the increase in volume. Outdoor display cost of equipment rentals and maintenance decreased $499,000 or 9.5%, primarily due to a decrease in field service costs. Field service costs for the year ended December 31, 2006 compared to 2005 were reduced by approximately $525,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses decreased $123,000 or 2.7%, primarily due to a decrease in certain sales overhead costs in the commercial outdoor business such as trade shows, salaries, related benefits and travel.
     Entertainment/real estate operating income increased $272,000 or 9.5%, primarily due to an increase in MetroLux Theatres joint venture income of $218,000 to $344,000 in 2006 from $126,000 in 2005. This increase was attributable to a $264,000 impairment loss recorded in 2005 on the sale of the old theatre building held for sale, which was sold in February 2006. MetroLux Theatres relocated to a new state-of-the-art location in October 2005. The cost of Entertainment/real estate represented 73.0% of related revenues in 2006 compared to 73.9% in 2005. Cost of theatre receipts and other, which includes film rental costs and depreciation expense, decreased slightly, principally due to film rental costs. Entertainment/real estate general and administrative expenses increased $87,000 or 11.6%, primarily due to increased salaries and related benefits.
     Corporate general and administrative expenses decreased $306,000 or 8.57%, primarily due to staff reductions, overall decreases in salaries and related benefits and a $105,000 increase in the currency exchange gain in 2006.
     Net interest expense increased $356,000 or 9.2%, due to an increase in the interest rates of the variable rate debt. The gain on sale of assets in 2005 relates to the sale of vacant land in Taos, New Mexico.
     The effective tax benefit rate for the years ended December 31, 2006 and 2005 was 49.6% and 34.9%, respectively. The 2006 effective tax benefit rate was affected by the reversal of a deferred tax liability related to prior repurchases of the Company's convertible debt.

Liquidity and Capital Resources

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.25% to 7.41% at December 31, 2007). The Credit Agreement matures on May 1, 2009. $6.1 million of the non-revolving line of credit was drawn in June 2006 to finance one-half of the redemption of the 7 1/2% Notes and on December 31, 2006, was converted into a four-year term loan maturing May 1, 2009. At December 31, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of December 31, 2007, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with maintaining a tangible net worth of not less than $24.75 million and a leverage ratio of 3.0 to 1.0, which its senior lender waived subsequent to year end.
In addition, the tangible net worth covenant was modified to $23.5 million as of March 31, 2008. The Company continues to be in discussion with its senior lender to further extend the maturity of the Credit Agreement.
     Although the Company has incurred losses for the last three years, it believes that cash generated from operations together with cash and cash equivalents on hand should be sufficient to fund its anticipated current and near term cash requirements. The Company is in discussions with its senior lender to restructure its existing Credit Agreement, which includes the revolving loan facility, which matures May 1, 2009. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.
     On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "8 1/4% Notes") for each $1,000 principal amount of its 7 1/2% Convertible subordinated notes (the "7 1/2% Notes"). A total of $18.0 million principal amount of the 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated debentures due 2012.
     On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Notes. The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84 "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.
     During 2007, the Company secured the refinancing of $1.6 million and an additional $2.1 million mortgage to finance the expansion of a theatre location. The refinanced mortgage now has a maturity date of March 2018 and an interest rate at 7.69%, with interest only payments through April 2008. Also during 2007, the Company secured a five-year $2.0 million financing of its rental property in New Mexico at prime rate of interest, 7.25% at December 31, 2007.
     The Board of Directors approved one quarterly cash dividend of $0.035 per share for Common Stock and $0.0315 per share for Class B Stock during the first quarter of 2006. No cash dividends for Common Stock and Class B Stock were declared during 2007 in order to conserve cash and pay down debt.
     Cash and cash equivalents increased $826,000 in 2007 compared to a decrease of $7.8 million in 2006 and an increase of $1.2 million in 2005. The increase in 2007 was primarily attributable to proceeds received from loan borrowings of $4.0 million, proceeds from the Company's joint venture of $0.5 million and operating activities of $5.9 million, offset by the investment in equipment manufactured for rental of $3.9 million, purchases of property, plant and equipment, including expansion of the Company's movie theatre in Espanola, New Mexico, of $1.0 million and payments on long-term debt of $4.7 million. The decrease in 2006 is primarily attributable to the reduction of long-term debt of $7.8 million, investment in equipment manufactured for rental of $4.3 million and purchases of property, plant and equipment of $0.7 million, offset by increases from operating activities of $3.8 million, proceeds from the Company's joint venture of $1.0 million and proceeds from the sale of available-for-sale securities of $0.3 million. The increase in 2005 was primarily attributable to an increase of long-term debt of $4.0 million, proceeds from the Company's joint venture of $0.3 million and operating activities of $3.9 million, offset by the investment in equipment manufactured for rental of $4.8 million and purchases of property, plant and equipment of $2.0 million, which included expansion of the Company's movie theatre in Dillon, Colorado and purchase of land in Silver City, New Mexico. The Company experiences a favorable collection cycle on its trade receivables.
     Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2007 until the underlying debts mature.

The following table summarizes the Company's fixed cash obligations as of December 31, 2007 over the next five fiscal years:

<CAPTIONS>
In thousands                          2008     2009    2010    2011     2012
----------------------------------------------------------------------------
Long-term debt, including interest $ 9,590  $16,052  $3,406  $3,330  $15,739
Employment and consulting
  agreement obligations              1,380      786     383     303      198
Operating lease payments               772      529     509     455      304
                                   -----------------------------------------
Total                              $11,742  $17,367  $4,298  $4,088  $16,241
----------------------------------------------------------------------------

Off-Balance Sheet Arrangements: The Company has no majority-owned subsidiaries that are not included in the consolidated financial statements nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.
     The Company has guaranteed $0.5 million (75%) of a $0.7 million business loan to finance theatre equipment held by its joint venture, MetroLux Theatres, until May 2011, and accordingly, has recognized a liability for $33,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $0.5 million (75%) of the $0.7 million business loan. The assets of MetroLux Theatres collateralize this business loan.


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 9 to the consolidated financial statements. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $292,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $76,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2007.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary financial information are set forth below:

Consolidated Statements of Operations

<CAPTIONS>
In thousands, except per share data      Years ended December 31      2007       2006       2005
------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                $12,310    $13,621    $14,882
  Equipment sales                                                   24,593     26,845     26,121
  Theatre receipts and other                                        14,302     13,445     13,365
                                                                   -----------------------------
    Total revenues                                                  51,205     53,911     54,368
                                                                   -----------------------------

Operating expenses:
  Cost of equipment rentals and maintenance                         11,033     12,033     12,830
  Cost of equipment sales                                           18,053     19,201     18,023
  Cost of theatre receipts and other                                10,528      9,820      9,881
                                                                   -----------------------------
    Total operating expenses                                        39,614     41,054     40,734
                                                                   -----------------------------

Gross profit from operations                                        11,591     12,857     13,634
General and administrative expenses                                 13,302     12,328     12,843
Interest income                                                        214        279        353
Interest expense                                                    (3,859)    (4,507)    (4,225)
Debt conversion cost                                                (1,475)         -          -
Gain on sale of assets                                                   -          -        128
Other income                                                           629         87         71
                                                                   -----------------------------
Loss from operations before income
  taxes and income from joint venture                               (6,202)    (3,612)    (2,882)

Benefit (provision) for income taxes:
  Current                                                             (131)      (234)      (370)
  Deferred                                                             784      1,855      1,333
                                                                   -----------------------------
    Total benefit for income taxes                                     653      1,621        963
                                                                   -----------------------------
Income from joint venture                                              454        344        126
                                                                   -----------------------------

Net Loss                                                           $(5,095)   $(1,647)   $(1,793)
                                                                   =============================

Loss per share - basic and diluted                                 $ (2.43)   $ (1.31)   $ (1.42)
                                                                   =============================

Weighted average common shares outstanding -
  basic and diluted                                                  2,098      1,260      1,261
                                                                   =============================
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
In thousands, except share data                  December 31        2007        2006
------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 6,591     $ 5,765
  Available-for-sale securities                                      171         199
  Receivables, less allowance of $892 - 2007 and $1,034 - 2006     5,233       6,721
  Unbilled receivables                                                12         962
  Other receivables                                                2,580           -
  Inventories                                                      6,853       6,467
  Prepaids and other                                               1,375         858
                                                                 -------------------
    Total current assets                                          22,815      20,972
                                                                 -------------------
Rental equipment                                                  66,626      88,903
  Less accumulated depreciation                                   37,692      56,946
                                                                 -------------------
                                                                  28,934      31,957
                                                                 -------------------
Property, plant and equipment                                     39,858      39,459
  Less accumulated depreciation                                   11,764      10,948
                                                                 -------------------
                                                                  28,094      28,511
Goodwill                                                           1,004       1,004
Other assets                                                       3,112       6,028
                                                                 -------------------
TOTAL ASSETS                                                     $83,959     $88,472
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,439     $ 2,412
  Accrued liabilities                                              7,633       6,929
  Current portion of long-term debt                                6,276       3,162
                                                                 -------------------
    Total current liabilities                                     16,348      12,503
                                                                 -------------------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012   10,129      17,958
  9 1/2% Subordinated debentures due 2012                          1,057       1,057
  Notes payable                                                   28,713      32,522
                                                                 -------------------
                                                                  39,899      51,537
Deferred credits, deposits and other                               3,116       3,782
Deferred income taxes                                                  -         476
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized,
    2,453,591 shares issued in 2007 and 2006                       2,453       2,453
  Class B  - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2007 and 2006                           287         287
  Additional paid-in-capital                                      14,733      13,897
  Retained earnings                                               11,848      17,193
  Accumulated other comprehensive loss                            (1,262)     (1,853)
                                                                 -------------------
                                                                  28,059      31,977
  Less treasury stock - at cost - 433,596 common shares
    in 2007 and 1,475,588 common shares in 2006                    3,463      11,803
                                                                 -------------------
    Total stockholders' equity                                    24,596      20,174
                                                                 -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $83,959     $88,472
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
In thousands                    Years ended December 31       2007          2006         2005
---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                   $(5,095)     $ (1,647)     $(1,793)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                              8,771         9,543        9,685
  Income from joint venture                                   (454)         (344)        (126)
  Deferred income taxes                                     (1,137)       (1,855)      (1,332)
  Gain on sale of assets                                         -             -         (108)
  Loss (gain) on sale of available-for-sale securities           -            15           (1)
  Exchange of 8 1/4% Notes for Common Stock                  1,345             -            -
  Changes in operating assets and liabilities:
    Receivables                                              2,438          (520)        (894)
    Inventories                                               (386)         (809)         (43)
    Prepaids and other assets                                 (283)           58         (335)
    Accounts payable and accruals                            1,238          (380)          39
    Deferred credits, deposits and other                      (494)         (302)      (1,220)
                                                           ----------------------------------
      Net cash provided by operating activities              5,943         3,759        3,872
                                                           ----------------------------------

Cash flows from investing activities
Equipment manufactured for rental                           (3,898)       (4,317)      (4,831)
Purchases of property, plant and equipment                    (974)         (673)      (1,978)
Purchases of available-for-sale securities                       -             -         (114)
Proceeds from sale of available-for-sale securities              -           257           32
Proceeds from joint venture, net                               450           953          250
Proceeds from sale of assets                                     -             -          190
                                                           ----------------------------------
      Net cash used in investing activities                 (4,422)       (3,780)      (6,451)
                                                           ----------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                 4,029         6,250        6,020
Payments of long-term debt                                  (4,724)      (14,043)      (2,050)
Purchase of treasury stock                                       -             -           (3)
Proceeds from exercise of stock options                          -            12            -
Cash dividends                                                   -           (43)        (176)
                                                           ----------------------------------
      Net cash (used in) provided by financing activities     (695)       (7,824)       3,791
                                                           ----------------------------------
Net increase (decrease) in cash and cash equivalents           826        (7,845)       1,212
Cash and cash equivalents at beginning of year               5,765        13,610       12,398
                                                           ----------------------------------

Cash and cash equivalents at end of year                   $ 6,591      $  5,765      $13,610
---------------------------------------------------------------------------------------------
Interest paid                                              $ 3,936      $  4,083      $ 3,106
Income taxes paid                                               45           253          354
Supplemental disclosures of non-cash financing activities:
Exercise of stock options                                       10             -            -
Exchange of 7 1/2% Notes                                         -           108            -
Exchange of 8 1/4% Notes for Common Stock                    7,829             -            -
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
                                                                                                                      Accumulated
                                                                                  Additional                                Other
In thousands, except share data                    Common Stock         Class B      Paid-in   Treasury   Retained  Comprehensive
For the three years ended December 31, 2007       Shares   Amount    Shares Amount   Capital      Stock   Earnings  Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2005                        2,452,942   $2,453   287,463   $287   $13,901   $(11,838)   $20,852        $(1,050)
Net loss                                               -        -         -      -         -          -     (1,793)             -
Cash dividends                                         -        -         -      -         -          -       (176)             -
Common stock acquired (366 shares)                     -        -         -      -         -         (3)         -              -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation              -        -         -      -         -          -          -             88
  Unrealized holding loss on securities                -        -         -      -         -          -          -            (24)
  Minimum pension liability adjustment                 -        -         -      -         -          -          -           (301)
Class B conversion to common stock                   649        -      (649)     -         -          -          -              -
                                               ----------------------------------------------------------------------------------
Balance December 31, 2005                      2,453,591    2,453   286,814    287    13,901    (11,841)    18,883         (1,287)
Net loss                                               -        -         -      -         -          -     (1,647)             -
Cash dividends                                         -        -         -      -         -          -        (43)             -
Stock option compensation expense                      -        -         -      -         4          -          -              -
Common stock issued (2,000 shares)                     -        -         -      -         -         18          -              -
Stock options exercised (2,500 shares)                 -        -         -      -        (8)        20          -              -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation              -        -         -      -         -          -          -            (23)
  Unrealized holding gain on securities                -        -         -      -         -          -          -             24
  Minimum pension liability adjustment                 -        -         -      -         -          -          -            354
  Pension liability adjustment - SFAS 158              -        -         -      -         -          -          -           (921)
                                               ----------------------------------------------------------------------------------
Balance December 31, 2006                      2,453,591    2,453   286,814    287    13,897    (11,803)    17,193         (1,853)
Net loss                                               -        -         -      -         -          -     (5,095)             -
Stock option compensation expense                      -        -         -      -         1          -          -              -
Common stock issued (1,041,257 shares)                 -        -         -      -       844      8,330          -              -
Stock options exercised (2,500 shares)                 -        -         -      -        (9)        10          -              -
Tax liability adjustment - FIN 48                      -        -         -      -         -          -       (250)             -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation              -        -         -      -         -          -          -            505
  Unrealized holding loss on securities                -        -         -      -         -          -          -            (17)
  Minimum pension liability adjustment                 -        -         -      -         -          -          -            103
                                               ----------------------------------------------------------------------------------
Balance December 31, 2007                      2,453,591   $2,453   286,814   $287   $14,733   $ (3,463)   $11,848        $(1,262)
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

<CAPTIONS>
In thousands            Years ended December 31             2007         2006         2005
------------------------------------------------------------------------------------------
Net loss                                                 $(5,095)     $(1,647)     $(1,793)
                                                         ---------------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss)        505          (23)          88
  Unrealized holding gain (loss) on securities               (28)          40          (40)
  Minimum pension liability adjustment                       172          306         (219)
  Pension liability adjustment - SFAS 158                      -       (1,536)           -
  Income tax benefit (expense) related to items
    of other comprehensive income (loss)                     (58)         647          (66)
                                                         ---------------------------------
Total other comprehensive income (loss), net of tax          591         (566)        (237)
                                                         ---------------------------------
Comprehensive loss                                       $(4,504)     $(2,213)     $(2,030)
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

     Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the "Company"). The investment in a 50% owned joint venture partnership, MetroLux Theatres, is reflected under the equity method and is included in other assets in the Consolidated Balance Sheets and is recorded as income from joint venture in the Consolidated Statements of Operations. Intercompany balances and transactions have been eliminated in consolidation.
     Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.
     Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's credit facility with its senior lender requires maintaining accounts with an average monthly compensating balance of not less than $750,000.
     Available-for-sale securities: Available-for-sale securities consist of fixed income mutual funds and are stated at fair value based on quoted market prices. The Company determines realized gains and losses on the specific identification basis. Unrealized gains and losses on investments available for sale are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Income (Loss).
     Accounts receivable: Receivables are carried at net realizable value. Reserves for uncollectable accounts are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:

<CAPTIONS>
In thousands                    2007     2006    2005
-----------------------------------------------------
Balance at beginning of year  $1,034   $  935   $ 711
   Provisions                    607      258     360
   Deductions                   (749)    (159)   (136)
                              -----------------------
Balance at end of year        $  892   $1,034   $ 935
-----------------------------------------------------

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

The estimated useful lives are as follows:

<CAPTIONS>
                                   Years
-----------------------------------------
Rental equipment                  10 - 15
Buildings and improvements        10 - 40
Machinery, fixtures and equipment  4 - 15
Leaseholds and improvements        5 - 27
-----------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.
     Goodwill and intangibles: Goodwill and intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if indications of possible impairment exist.
     Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis; non-compete agreements over their term of 10 years; deferred financing costs over the life of the related debt of two to 20 years; and other intangibles over 10 years. Total goodwill is $1,004,000, of which $938,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment. The Company annually evaluates the value of its goodwill and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. The Company performed the annual impairment tests for goodwill as of October 1, 2007, 2006 and 2005, and determined that goodwill was not impaired as of those dates. The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist.
     Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.
     Maintenance contracts: Purchased maintenance contracts are stated at cost and are being amortized over their economic lives of 15 years using an accelerated method, which contemplates contract expiration, fall-out and non-renewal.
     Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized as they accrue during the term of the respective agreements, which generally run for periods of one month to 10 years. At December 31, 2007, the future minimum lease payments due the Company under operating leases that expire at varying dates through 2017 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $19,531,000 was as follows: $9,458,000 - 2008, $4,839,000 - 2009, $2,576,000 - 2010, $1,510,000 - 2011, $644,000 - 2012,
$504,000 - thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Theatre receipts and other revenues are recognized at the time service is provided.
     Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required.
     Taxes on income: Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse. The temporary differences are primarily attributable to operating loss carryforwards and depreciation. When necessary, the Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes." The interpretation scopes out income tax positions related to FASB Statement No. 5, "Accounting for Contingencies." See Note 7 - Income Taxes.
     As a result of the implementation of FIN 48, the Company recognized a $250,000 adjustment for interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.
     Foreign currency: The functional currency of the Company's non-U.S. business operation is the applicable local currency. The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the income and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Income (Loss). Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.
     Share-based compensation plans: On January 1, 2006, the Company adopted SFAS 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Under the fair value recognition provisions of SFAS 123R compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the binomial options-pricing valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate. For details on the accounting effect of share-based compensation see Note 13 - Share-Based Compensation. The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense or all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations.
     Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions and related interpretations of APB 25 as permitted by Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Therefore, there was no share-based compensation recorded in the Consolidated Statements of Operations related to employee and director stock options for the years ended December 31, 2005 and 2004.
     Recent accounting pronouncements: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands the disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, "Effective Date of FASB Statement No. 157" (the "proposed FSP"). The proposed FSP would amend SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS 157 beginning December 30, 2007. Management is assessing the potential impact of SFAS 157 on the Company's financial condition and results of operations, however it believes that the impact on the financial assets is not significant.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations or financial condition.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS 141R will have on our results of operations or financial condition.
     In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.
In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.
     Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and reported net of income taxes in accumulated other comprehensive income (loss) until realized. An adjustment of $28,000 and $40,000 was recorded to reflect the unrealized loss on available-for-sale securities at December 31, 2007 and 2006, respectively. Management believes that these changes in the fair value of securities are temporary. The Company did not realize any gains or losses during 2007 and recognized a loss of $15,000 during 2006 on the sales of available-for-sale securities. Previously, an unrealized loss of $23,000, had been recorded in accumulated other comprehensive income (loss) for the sold available-for-sale securities in 2006.

Available-for-sale securities consist of the following:

<CAPTIONS>
In thousands       2007               2006
---------------------------------------------------
                Fair  Unrealized   Fair  Unrealized
               Value      Losses  Value      Losses
               ------------------------------------
Mutual funds    $171         $45   $199         $17
---------------------------------------------------


3.  Inventories

Inventories consist of the following:

<CAPTIONS>
In thousands        2007     2006
---------------------------------
Raw materials     $4,743   $4,508
Work-in-progress   1,351    1,358
Finished goods       759      601
                  ---------------
                  $6,853   $6,467
---------------------------------


4.  Rental Equipment

Rental equipment consist of the following:

<CAPTIONS>
In thousands                  2007      2006
--------------------------------------------
Indoor rental equipment    $48,506   $54,401
Outdoor rental equipment    18,120    34,502
                           -----------------
                           $66,626   $88,903
--------------------------------------------

All the rental equipment is pledged as collateral under the Company's credit facility. The 1992 acquisition of the outdoor rental equipment was fully depreciated as of December 31, 2007, and the cost and accumulated deprecation were eliminated from the accounts.


5.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
In thousands                           2007      2006
-----------------------------------------------------
Land, buildings and improvements    $32,421   $31,706
Machinery, fixtures and equipment     6,586     6,765
Leaseholds and improvements             851       988
                                    -----------------
                                    $39,858   $39,459
-----------------------------------------------------

Land, buildings and equipment having a net book value of $26.2 million and $25.7 million at December 31, 2007 and 2006, respectively, are pledged as collateral under various mortgage agreements.


6.  Other Assets

Other assets consist of the following:

<CAPTIONS>
In thousands                                          2007     2006
-------------------------------------------------------------------
Receivable - sale/leaseback of facility             $    -   $2,580
Spare parts                                            650      750
Deferred financing costs, net of accumulated
  amortization of $966 - 2007 and $641 - 2006          612      798
Investment in joint venture (see Note 17)              449      444
Prepaids                                               403      347
Noncompete agreements, net of accumulated
  amortization of $221 - 2007 and $186 - 2006          229      274
Maintenance contracts, net of accumulated
  amortization of $2,345 - 2007 and $2,303 - 2006       42       84
Deposits and other                                     727      751
                                                    ---------------
                                                    $3,112   $6,028
-------------------------------------------------------------------

The receivable - sale/leaseback of facility relates to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The $2.6 million receivable is secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser. The receivable is due June 2008 and therefore, at December 31, 2007, has been reclassified to a current asset in prepaids and other in the Consolidated Balance Sheets. The base four-year term of the sale/leaseback ends in June 2008. The Company terminated its subsequent three-year lease for part of the property during the second quarter of 2007 and recognized $293,000 of the deferred gain. The deferred gain represented the present value of the lease payments over the term of the leaseback and has been recognized proportionately to the rental charge over the base four-year term.
     Deferred financing costs relate to the issuance of the 8 1/4% Limited convertible senior subordinated notes due 2012, the 9 1/2% Subordinated debentures due 2012, mortgages and other financing agreements.
     Noncompete agreements relate to the acquisition of theatre leases and a $450,000 restrictive covenant agreement relating to a theatre acquisition.
     Maintenance contracts represent the present value of acquired agreements to service outdoor display equipment.
     Future amortization expense of intangible assets over the next five years is expected as follows: $211,000 - 2008, $147,000 - 2009, $139,000 - 2010,
$135,000 - 2011, $80,000 - 2012.


7.  Taxes on Income

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

The components of income tax expense (benefit) are as follows:

<CAPTIONS>
In thousands                2007       2006       2005
------------------------------------------------------
Current:
  Federal                  $   -    $     -    $     -
  State and local              -          -         78
  Foreign                    131        234        292
                           ---------------------------
                             131        234        370
                           ---------------------------
Deferred:
  Federal                   (508)    (1,562)    (1,122)
  State and local           (276)      (293)      (211)
                           ---------------------------
                            (784)    (1,855)    (1,333)
                           ---------------------------
Total income tax benefit   $(653)   $(1,621)   $  (963)
------------------------------------------------------

Income (loss) before income taxes, including income from joint venture, is from the United States ($5,911) and ($3,734) and Canada $163 and $466 for the years ended December 31, 2007 and 2006, respectively.

Income tax benefits differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
                                              2007     2006     2005
---------------------------------------------------------------------
Statutory federal income tax benefit rate    (34.0%)  (34.0%)  (34.0%)
State income taxes, net of federal benefit    (3.2)    (5.9)    (3.1)
Foreign income taxed at different rates        1.3      2.3      2.7
Gain on purchase of the Company's
  9% subordinated debentures                   -      (11.4)     -
Debt conversion costs                          8.0      -        -
Deferred tax asset valuation reserve          16.7      -        -
Other                                         (0.2)    (0.6)    (0.5)
                                             ------------------------
Effective income tax rate                    (11.4%)  (49.6%)  (34.9%)
---------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

<CAPTIONS>
In thousands                         2007     2006
--------------------------------------------------
Deferred tax asset:
   Tax credit carryforwards       $ 1,038   $1,038
   Operating loss carryforwards     6,780    5,424
   Net pension costs                1,274    1,207
   Accruals                           599      508
   Bad debts                          297      361
   Other                              283      482
   Valuation allowance             (1,270)     (56)
                                  ----------------
                                    9,001    8,964
                                  ----------------
Deferred tax liability:
   Depreciation                     8,532    8,930
   Other                              469      510
                                  ----------------
                                    9,001    9,440
                                  ----------------
Net deferred tax liability        $     -   $  476
--------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $18.4 million, which begin to expire in 2019.
     A valuation allowance has been established in the fourth quarter of 2007 for the amount of deferred tax assets related to Federal and state net operating loss carryforwards, which management estimates will more likely than not expire unused.


8.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
In thousands                           2007     2006
----------------------------------------------------
Deferred revenues                    $2,220   $1,678
Compensation and employee benefits    1,029    1,115
Interest payable                        644      943
Taxes payable                           626      482
Warranty obligations                    317      186
Pension liability (see Note 12)         210       95
Other                                 2,587    2,430
                                     ---------------
                                     $7,633   $6,929
----------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities for the three years ended
December 31 is as follows:

<CAPTIONS>
In thousands                    2007    2006    2005
----------------------------------------------------
Balance at beginning of year   $ 186   $ 212   $ 260
   Provisions                    265     139     100
   Deductions                   (134)   (165)   (148)
                               ---------------------
Balance at end of year         $ 317   $ 186   $ 212
----------------------------------------------------


9.  Long-Term Debt

Long-term debt consist of the following:

<CAPTIONS>
In thousands                                    2007      2006
--------------------------------------------------------------
8 1/4% Limited convertible senior
  subordinated notes due 2012                $10,129   $17,958
9 1/2% Subordinated debentures due 2012        1,057     1,057
Term loan - bank secured, due in quarterly
  installments through 2009                   12,206    14,350
Revolving loan - secured                       5,000     5,000
Real estate mortgages - secured, due in
  monthly installments through 2026           17,680    16,200
Loans payable - CEBA, secured, due in
  monthly installments through 2011              103       134
                                             -----------------
                                              46,175    54,699
Less portion due within one year               6,276     3,162
                                             -----------------
Long-term debt                               $39,899   $51,537
--------------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
In thousands     2008      2009     2010     2011      2012
-----------------------------------------------------------
               $6,276   $13,451   $1,405   $1,421   $13,930
-----------------------------------------------------------

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84 "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.
     On March 13, 2006 and April 14, 2004, the Company completed two separate offers to exchange $1,000 principal amount of its 8 1/4% Notes for each $1,000 principal amount of its 7 1/2% Convertible subordinated notes (the "7 1/2% Notes"). A total of $18.0 million principal amount of the 7 1/2% Notes were exchanged ($0.1 million in 2006 and $17.9 million in 2004), leaving $12.2 million principal amount of 7 1/2% Notes outstanding. The 8 1/4% Notes provide for a higher interest rate, which is payable semi-annually, have a longer term, were convertible into Common Stock at a lower conversion price of $9.00 per share until March 1, 2007, may be redeemed by the Company, in whole or in part, at declining premiums and were senior to the 7 1/2% Notes and are senior to the Company's 9 1/2% Subordinated debentures due 2012 (the "Debentures").
     On June 15, 2006, the $12.2 million principal amount of outstanding 7 1/2% Notes that were due December 1, 2006 were redeemed at par. Interest was payable semi-annually. The 7 1/2% Notes were convertible at the option of the holder into shares of Common Stock, $1 par value per share, of the Company at any time prior to the close of business on June 14, 2006 at the rate of $14.013 per share, which conversion rate was substantially above the market price of the Common Stock. The Company utilized $6.1 million of its non-revolving line of credit to finance one-half of the redemption of the 7 1/2% Notes and utilized $6.1 million of cash for the remaining one-half.
     The Debentures are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semi-annually. The Company may redeem the Debentures, in whole or in part, at declining premiums.
     The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 7.25% to 7.41% at December 31, 2007). The Credit Agreement matures on May 1, 2009. $6.1 million of the non-revolving line of credit was drawn in June 2006 to finance one-half of the redemption of the 7 1/2% Notes and on December 31, 2006, was converted into a four-year term loan maturing May 1, 2009. At December 31, 2007, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of December 31, 2007, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with maintaining a tangible net worth of not less than $24.75 million and a leverage ratio of 3.0 to 1.0, which its senior lender waived subsequent to year end. In addition, the tangible net worth covenant was modified to $23.5 million as of March 31, 2008. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.
     The Company has mortgages on certain of its facilities at variable rates of interest, which are payable in monthly installments, the last of which extends to 2026. At December 31, 2007, such variable interest rates ranged from 7.00% to 7.69%. During 2007, the Company secured the refinancing of $1.6 million and an additional $2.1 million mortgage to finance the expansion of a theatre location. The refinanced mortgage now has a maturity date of March 2018 and an interest rate at 7.69%, with interest only payments through April 2008. Also during 2007, the Company secured a five-year $2.0 million financing of its rental property in New Mexico at prime rate of interest, 7.25% at December 31, 2007.
     During 1999, the Company received $400,000 structured as forgivable loans from the State of Iowa, City of Des Moines and Polk County, which were classified as deferred credits, deposits and other in the Consolidated Balance Sheets. The loans were forgiven on a pro-rata basis when predetermined employment levels were attained through December 31, 2007. In addition, during 2006, the Company received $150,000 from the State of Iowa and City of Des Moines as a zero percent interest loan, amortizing on a straight-line basis for five years. At December 31, 2007, the present value of this loan, assuming a 6% interest rate, the rate of previous loans from the State of Iowa and City of Des Moines, is $92,000. The premium is being amortized using the effective interest method and is included in the carrying value of the loan.
     During 2007, the Company incurred $3.9 million of interest costs; and also $1.5 million of debt conversion costs relating to the exchange of Common Stock for the 8 1/4% Notes. At December 31, 2007, the estimated fair value of the 8 1/4% Notes and Debentures was $9.6 million and $1.0 million, respectively. The estimated fair value of the remaining long-term debt approximates the carrying value. At December 31, 2007, the Company was not involved in any derivative financial instruments.


10.  Stockholders' Equity

During 2007, the Board of Directors did not declare any quarterly cash dividends on the Company's Common Stock or on the Company's Class B Stock in order to preserve cash and pay down debt. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.
     The Company has 3.0 million shares of authorized and unissued capital stock designated as Class A Stock, $1.00 par value. Such shares have no voting rights except as required by law and would receive a 10% higher dividend than the Common Stock.
     The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.
     The stockholders previously approved an increase in the authorized shares of Common Stock to 11.0 million and Class A Stock to 6.0 million. A Certificate of Amendment increasing the authorized shares will be filed when deemed necessary.
     Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 65,000 and 2.1 million at December 31, 2007 and 2006, respectively.
     On March 15, 2007, 1,041,257 shares of Common Stock were issued in exchange for $7,829,000 principal amount of the 8 1/4% Notes, resulting in an increase in stockholder's equity of the same amount.


11.  Engineering Development

Engineering development expense was $414,000, $449,000 and $383,000 for 2007, 2006, and 2005, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations.


12.  Pension Plan

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires, among other things, an employer to recognize the funded status of its benefit plans in its balance sheet. The Company adopted SFAS 158 as of December 31, 2006.
     All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2007.
     For 2007 and 2006, due primarily to a drop in the discount rate and the effect of the plan's investment experience at the December 31 measurement dates on the valuation of plan assets, the accrued benefit obligation of the plan exceeded the fair value of plan assets. The Company's pension obligations for this plan exceeded plan assets by $3.2 million at December 31, 2007.
     The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.
Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The portfolio contains a diversified blend of equity and fixed income investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

At December 31, 2007 and 2006, the Company's pension plan weighted average asset allocations by asset category are as follows:

<CAPTIONS>
                                   2007     2006
------------------------------------------------
Guaranteed investment contracts    42.2%    48.8%
Equity and index funds             55.4     48.8
Bonds                               2.3      2.1
Money market funds                  0.1      0.3
                                  --------------
                                  100.0%   100.0%
------------------------------------------------

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2007 and 2006.

The funded status of the plan as of December 31, 2007 and 2006 is as follows:

<CAPTIONS>
In thousands                                            2007       2006
-----------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at beginning of year    $10,906    $11,024
Interest cost                                            641        611
Actuarial loss                                           101          9
Benefits paid                                         (1,167)      (738)
                                                     ------------------
Projected benefit obligation at end of year          $10,481    $10,906
                                                     ------------------

Change in plan assets:
Fair value of plan assets at beginning of year       $ 7,878    $ 7,862
Actual return on plan assets                             286        754
Company contributions                                    287          -
Benefits paid                                         (1,167)      (738)
                                                     ------------------
Fair value of plan assets at end of year             $ 7,284    $ 7,878
                                                     ------------------

Funded status:
Funded status (underfunded)                          $(3,197)   $(3,028)
Net actuarial loss                                     3,635      3,790
Unrecognized prior service cost                           76         93
                                                     ------------------
Net amount                                           $   514    $   855
                                                     ------------------

Amounts recognized in the balance sheet consist of:
Accrued benefit liability                            $(2,009)   $(1,585)
Unrecognized prior service cost                           76         93
Accumulated other comprehensive loss                   2,447      2,347
                                                     ------------------
Net amount                                           $   514    $   855
                                                     ------------------

Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                    6.00%      5.75%
  Benefit obligations                                   6.25%      6.00%
Expected return on plan assets                          8.75%      8.75%
Rate of compensation increase                           3.00%      3.00%
-----------------------------------------------------------------------

The accumulated benefit obligation at December 31, 2007 and 2006 was $9.3 million and $9.5 million, respectively. The minimum required contribution for 2008 is expected to be $210,000.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
In thousands    2008   2009   2010   2011   2012
------------------------------------------------
                $441   $350   $439   $955   $838
------------------------------------------------

The following table presents the components of the net periodic pension cost for the three years ended December 31, 2007:

<CAPTIONS>
In thousands                          2007    2006    2005
----------------------------------------------------------
Interest cost                        $ 641   $ 611   $ 619
Expected return on plan assets        (677)   (654)   (643)
Amortization of prior service cost      17      17      17
Amortization of net actuarial loss     281     311     268
Settlement charge                      366       -       -
                                     ---------------------
Net periodic pension cost            $ 628   $ 285   $ 261
----------------------------------------------------------

In the fourth quarter of 2007 the Company recognized $366,000 of its unrecognized losses as a settlement charge relating to the total lump sum payments made during the year.
     The Company does not offer any post-retirement benefits other than the pension retirement benefits described herein.


13.  Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period). The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations. The Company previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.
     The Company has three stock option plans. Under the 1995 Stock Option Plan, 125,000 shares of Common Stock were authorized for grant to key employees. Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant. Under the Non-Statutory Stock Option Agreement, 10,000 shares of Common Stock were authorized and issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

<CAPTIONS>
                                                            Weighted
                                  Number of Shares           Average
                          --------------------------------  Exercise
                          Authorized    Granted  Available     Price
--------------------------------------------------------------------
Balance January 1, 2005      156,239     81,039     75,200     $6.39
Terminated                   (73,439)   (11,739)   (61,700)     8.10
Granted                            -      2,000     (2,000)     6.25
                             -----------------------------
Balance December 31, 2005     82,800     71,300     11,500      6.10
Terminated                         -     (2,000)     2,000      6.08
Exercised                     (2,500)    (2,500)         -      4.95
Granted                            -        500       (500)     5.95
                             -----------------------------
Balance December 31, 2006     80,300     67,300     13,000      6.15
Terminated                    (1,300)    (2,300)     1,000      9.63
Exercised                     (2,500)    (2,500)         -      4.03
Granted                            -      2,500     (2,500)     5.45
                             -----------------------------
Balance December 31, 2007     76,500     65,000     11,500      6.08
--------------------------------------------------------------------

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2007, options for 45,000 shares with exercise prices ranging from $5.40 to $9.00 per share were outstanding, all of which were exercisable. During 2007, no options were exercised or granted, and options for 1,300 shares expired. During 2006, no options were exercised, granted or expired. During 2005, no options were exercised or granted, and options for 9,739 shares expired. No additional options can be granted under the 1995 Plan.
     Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2007, options for 10,000 shares with exercise prices ranging from $4.95 to $7.00 per share were outstanding, 7,500 of which were exercisable. During 2007, options for 2,500 shares were granted with an exercise price of $5.45 per share, 2,500 options were exercised, which had an intrinsic value of $10,000 determined as a difference between the market price at the date of exercise and the exercise price, and options for 1,000 shares expired. During 2006, options for 500 shares were granted with an exercise price of $5.95 per share, 2,500 options were exercised, which had an intrinsic value of $7,000, and options for 2,000 shares expired. During 2005, options for 2,000 shares were granted with an exercise price of $6.25 per share, no options were exercised, and options for 2,000 shares expired.
     Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2007, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2007, 2006 and 2005, no options were exercised, granted or expired.

The following tables summarize information about stock options outstanding at December 31, 2007:

<CAPTIONS>
                                      Weighted
                                       Average        Weighted  Aggregate
Range of              Number         Remaining         Average  Intrinsic
Exercise Prices  Outstanding  Contractual Life  Exercise Price      Value
-------------------------------------------------------------------------
$4.03 - $5.39         12,000               3.3           $4.18    $27,000
 5.40 -  6.09         29,500               4.2            5.41     29,000
 6.10 -  6.99          5,500               3.6            6.23      1,000
 7.00 -  8.59          5,500               5.8            7.00          -
 9.00 -  9.00         12,500               0.7            9.00          -
                      ------                                      -------
                      65,000               3.4            6.08    $57,000
-------------------------------------------------------------------------

<CAPTIONS>
                                                      Weighted  Aggregate
Range of              Number                           Average  Intrinsic
Exercise Prices  Exercisable                    Exercise Price      Value
-------------------------------------------------------------------------
$4.03 - $5.39         12,000                             $4.18    $27,000
 5.40 -  6.09         27,000                              5.41     27,000
 6.10 -  6.99          5,500                              6.23      1,000
 7.00 -  8.59          5,500                              7.00          -
 9.00 -  9.00         12,500                              9.00          -
                      ------                                      -------
                      62,500                              6.10    $55,000
-------------------------------------------------------------------------

As of December 31, 2007 there was $4,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, which will be recognized in 2008.

The estimated fair value of options granted during 2007, 2006 and 2005 was $1.83, $2.86 and $2.66 per share, respectively. The fair value of options granted under the Company's stock option plans during 2007, 2006 and 2005 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                                          2007     2006     2005
----------------------------------------------------------------
Dividend yield                            -        -        2.06%
Expected volatility                      23.82%   42.17%   43.00%
Risk free interest rate                   4.34%    4.76%    4.59%
Expected lives of option grants (years)   4.0      4.0      4.0
----------------------------------------------------------------

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. The Company did not recognize stock option-based compensation cost in its Consolidated Statements of Operations for the periods prior to the adoption of SFAS 123R, as all options granted had an exercise price equal to the market price of its Common Stock on the date of grant.

The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

<CAPTIONS>
In thousands, except per share data                       2005
--------------------------------------------------------------
Net loss, as reported                                  $(1,793)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net of tax         9
                                                       -------
Pro forma net loss                                     $(1,802)
                                                       -------
Loss per share:
  Basic and diluted, as reported                       $ (1.42)
  Basic and diluted, pro forma                         $ (1.43)
--------------------------------------------------------------


14.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's diluted loss per common share is calculated by adjusting net loss for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2007, there were no outstanding convertible debt and outstanding stock options to purchase 65,000 shares of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


15.  Commitments and Contingencies

Commitments: The Company has employment agreements with certain executive officers, which expire at various dates through March 2010 and a consulting agreement, with a private consulting company owned by the family of a certain board member who is a former officer of the Company and performs the consulting services on behalf of the consulting company, which expires December 2014. At December 31, 2007, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $3.4 million.
     Contingencies: The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or operations of the Company.
     Operating leases: Theatre and other premises are occupied under operating leases that expire at varying dates through 2044. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2007 aggregating $3,648,000 are as follows: $772,000 - 2008, $529,000 - 2009,
$509,000 - 2010, $455,000 - 2011, $304,000 - 2012, $1,079,000 - thereafter.
Rent expense was $793,000, $908,000 and $1,053,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     Guarantees: The Company has guaranteed $0.5 million (75%) of a $0.7 million business loan to finance theatre equipment held by its joint venture, MetroLux Theatres, until May 2011, and, accordingly has recognized a liability for $33,000. The unrelated 50% partner of MetroLux Theatres also guaranteed $0.5 million (75%) of the $0.7 million business loan. The assets of MetroLux Theatres collateralize this business loan.


16.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.
     The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Entertainment/real estate segment owns a chain of motion picture theatres in the western Mountain States and income-producing real estate properties. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment. The Entertainment/real estate segment includes the operating results of the theatre joint venture, MetroLux Theatres. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.
     Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 is as follows:

<CAPTIONS>
In thousands                                       2007      2006      2005
---------------------------------------------------------------------------
Revenues:
   Indoor display                               $10,855   $13,859   $15,261
   Outdoor display                               26,048    26,607    25,742
   Entertainment/real estate                     14,302    13,445    13,365
                                                ---------------------------
Total revenues                                  $51,205   $53,911   $54,368
                                                ---------------------------
Operating income (loss):
   Indoor display                               $(1,560)  $  (361)  $ 1,136
   Outdoor display                                1,381     1,393       520
   Entertainment/real estate                      3,341     3,135     2,862
                                                ---------------------------
Total operating income                            3,162     4,167     4,518
Other income                                        629        87       199
Corporate general and administrative expenses    (4,419)   (3,294)   (3,601)
Interest expense - net                           (3,645)   (4,228)   (3,872)
Debt conversion cost                             (1,475)        -         -
Income tax benefit                                  653     1,621       963
                                                ---------------------------
Net loss                                        $(5,095)  $(1,647)  $(1,793)
                                                ---------------------------
Assets:
   Indoor display                               $27,803   $31,529
   Outdoor display                               21,711    23,287
   Entertainment/real estate                     27,683    27,691
                                                -----------------
Total identifiable assets                        77,197    82,507
General corporate                                 6,762     5,965
                                                -----------------
Total assets                                    $83,959   $88,472
                                                -----------------

Depreciation and amortization:
   Indoor display                               $ 5,229   $ 5,709   $ 5,894
   Outdoor display                                2,111     2,532     2,521
   Entertainment/real estate                      1,074     1,038     1,016
   General corporate                                357       264       254
                                                ---------------------------
Total depreciation and amortization             $ 8,771   $ 9,543   $ 9,685
                                                ---------------------------
Capital expenditures:
   Indoor display                               $ 3,182   $ 3,690   $ 4,270
   Outdoor display                                  857       748       883
   Entertainment/real estate                        830       551     1,654
   General corporate                                  3         1         2
                                                ---------------------------
Total capital expenditures                      $ 4,872   $ 4,990   $ 6,809
---------------------------------------------------------------------------


17.  Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux
Theatres ("MetroLux"), accounted for by the equity method. The following results of operations summary information relates to MetroLux for the three years ended December 31, 2007, and balance sheet summary information as of December 31, 2007 and 2006:

<CAPTIONS>
In thousands                                   2007     2006     2005
---------------------------------------------------------------------
Revenues                                     $5,695   $5,235   $3,656
Gross profit                                  1,075      909      929
Other income (expense)                          (68)    (121)    (616)
Net income                                      908      688      252
Company's share of partnership net income       454      344      126
---------------------------------------------------------------------

Current assets                                  956      634
Noncurrent assets                             1,573    1,851
                                             ---------------
Total assets                                  2,529    2,485
                                             ---------------

Current liabilities                           1,086      859
Noncurrent liabilities                          641      832
                                             ---------------
Total liabilities                             1,727    1,691
                                             ---------------

Company's equity in partnership net assets   $  417   $  412
---------------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Consolidated Balance Sheets.

                    ---------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Trans-Lux Corporation

     We have audited the consolidated balance sheets of Trans-Lux Corporation and its subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Trans-Lux Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," effective January 1, 2007.

     As discussed in Note 12 to the consolidated financial statements, the Company recognized the funded status of its benefit plans in its consolidated balance sheet effective December 31, 2006, in adopting the new accounting standard for "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

/s/ Eisner LLP

New York, New York
March 28, 2008

                               METROLUX THEATRES

                              FINANCIAL STATEMENTS

                        DECEMBER 31, 2007, 2006 AND 2005

                                   CONTENTS

<CAPTIONS>
                                                              Page
                                                              ----
INDEPENDENT AUDITORS' REPORT                                   1

FINANCIAL STATEMENTS:
  Balance Sheets                                               2
  Statements of Income                                         3
  Statements of Partners' Equity                               4
  Statements of Cash Flows                                    5-6

NOTES TO THE FINANCIAL STATEMENTS                             7-14


             -----------------------------------------------------
                                      GSC
                          Certified Public Accountants
             -----------------------------------------------------
             23480 Park Sorrento, Suite 100B, Calabasas, CA  91302
                   TEL: (818) 348-4800 - FAX: (818) 348-6326
                                  gsc-cpas.com


Board of Directors
MetroLux Theatres
Norwalk, Connecticut

                          Independent Auditors' Report

We have audited the accompanying balance sheets of MetroLux Theatres as of December 31, 2007, 2006 and 2005, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibilibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MetroLux Theatres as of December 31, 2007, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GSC, Certified Public Accountants

March 25, 2008

                               METROLUX THEATRES

                                 BALANCE SHEETS

                        DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

<CAPTIONS>
                                     ASSETS
                                             2007       2006       2005
                                            ------     ------     ------
CURRENT ASSETS:
  Cash                                      $  791     $  499     $  465
  Concession supplies                           25         25         21
  Prepaid expenses and other current assets    140        110         85
  Long-lived assets held for sale                -          -      3,052
                                            ------     ------     ------
    Total current assets                       956        634      3,623

PROPERTY AND EQUIPMENT, net                  1,573      1,841      1,990

INTANGIBLE ASSETS, net                           -         10         31
                                            ------     ------     ------
                                            $2,529     $2,485     $5,644
                                            ======     ======     ======

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Film rentals payable                      $  271     $  201     $  192
  Accounts payable and accrued expenses        475        336        280
  Current portion of long-term debt            178        179      2,053
  Deferred revenues                            129        115        103
  Due to Partners                               33         28         26
                                            ------     ------     ------
    Total current liabilities                1,086        859      2,654

DEFERRED LEASE LIABILITY                       113        131         97

LONG-TERM DEBT, net of current portion         528        701        883
                                            ------     ------     ------
    Total liabilities                        1,727      1,691      3,634

COMMITMENTS                                      -          -          -

PARTNERS' EQUITY                               802        794      2,010
                                            ------     ------     ------
                                            $2,529     $2,485     $5,644
                                            ======     ======     ======

    The accompanying notes are an integral part of the financial statements


                               METROLUX THEATRES

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

<CAPTIONS>
                                                     2007      2006      2005
                                                    ------    ------    ------
OPERATING REVENUES:
  Theatre operations
    Admissions                                      $3,813    $3,464    $2,419
    Concessions                                      1,811     1,701     1,177
    Other operating revenues                            71        70        60
                                                    ------    ------    ------
      Total operating revenues                       5,695     5,235     3,656
                                                    ------    ------    ------
OPERATING EXPENSES:
  Theatre operations
    Film costs and advertising                       2,144     1,918     1,333
    Cost of concessions                                348       262       189
    Other operating expenses                         2,128     2,146     1,205
    Administrative expenses                             99       100        61
                                                    ------    ------    ------
      Total operating expenses                       4,719     4,426     2,788
                                                    ------    ------    ------
INCOME FROM OPERATIONS                                 976       809       868
                                                    ------    ------    ------
OTHER (EXPENSE) INCOME:
  Interest income                                        1         1         6
  Interest expense                                     (69)      (92)      (94)
  Impairment loss - long-lived assets held for sale      -         -      (528)
  Loss on sale of property and equipment                 -       (30)        -
                                                    ------    ------    ------
    Net other (expense)                                (68)     (121)     (616)
                                                    ------    ------    ------
NET INCOME                                          $  908    $  688    $  252
                                                    ======    ======    ======

    The accompanying notes are an integral part of the financial statements


                               METROLUX THEATRES

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

<CAPTIONS>
                                                       Trans-Lux
                                     Metro Colorado    Loveland
                                       Corporation    Corporation    Total
                                     --------------   -----------   -------
PARTNERS' EQUITY, December 31, 2004          $1,130        $1,130   $ 2,260
EQUITY CONTRIBUTION FROM LEASE
  GUARANTEE                                      16            16        32
PARTNERSHIP DISTRIBUTIONS                      (267)         (267)     (534)
NET INCOME                                      126           126       252
                                     --------------   -----------   -------
PARTNERS' EQUITY, December 31, 2005           1,005         1,005     2,010
EQUITY CONTRIBUTION FROM LEASE
  GUARANTEE                                      17            17        34
PARTNERSHIP DISTRIBUTIONS                      (969)         (969)   (1,938)
NET INCOME                                      344           344       688
                                     --------------   -----------   -------
PARTNERS' EQUITY, December 31, 2006             397           397       794
EQUITY CONTRIBUTION FROM LEASE
  GUARANTEE                                      25            25        50
PARTNERSHIP DISTRIBUTIONS                      (475)         (475)     (950)
NET INCOME                                      454           454       908
                                     --------------   -----------   -------
PARTNERS' EQUITY, December 31, 2007          $  401        $  401   $   802
                                     ==============   ===========   =======

    The accompanying notes are an integral part of the financial statements


                               METROLUX THEATRES

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

<CAPTIONS>
                                                        2007     2006     2005
                                                      -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   908  $   688  $   252
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         286      270      174
    Impairment loss - long-lived assets held for sale       -        -      528
    Loss on sale of property and equipment                  -       30        -
  Changes in assets and liabilities:
    Concession supplies                                     -       (4)      (8)
    Prepaid expenses and other current assets              20        9       (1)
    Film rentals payable                                   70        9       65
    Accounts payable and accrued expenses                 139       97      115
    Deferred revenues                                      14       12       21
    Due to Partners                                         5        2       17
    Deferred lease liability                              (18)      34       97
                                                      -------  -------  -------
  Net cash provided by operating activities             1,424    1,147    1,260
                                                      -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property and equipment          -    1,381        -
  Acquisition of property and equipment                    (8)    (136)  (1,857)
  Acquisition of intangible assets                          -        -      (21)
                                                      -------  -------  -------
  Net cash (used in) provided by investing activities      (8)   1,245   (1,878)
                                                      -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                    (174)    (420)    (224)
  Proceeds from new long-term debt                          -        -    1,300
  Partnership distributions                              (950)  (1,938)    (534)
                                                      -------  -------  -------
  Net cash (used in) provided by financing activities  (1,124)  (2,358)     542
                                                      -------  -------  -------
NET INCREASE (DECREASE) IN CASH                           292       34      (76)
CASH, beginning of year                                   499      465      541
                                                      -------  -------  -------
CASH, end of year                                     $   791  $   499  $   465
                                                      =======  =======  =======



<CAPTIONS>
                               METROLUX THEATRES

                      STATEMENTS OF CASH FLOWS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $    69  $    92  $   90
                                                      =======  =======  ======

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

  During the years ended December 31, 2007, 2006 and 2005, the Company recorded prepaid rent through an increase in equity in the amounts of $50, $34 and $32, respectively (See Note 8).

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

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
         ------------------------------------------------------

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

         Advertising (Dollars in thousands)
         ----------------------------------

         The Company's advertising costs are expensed as incurred. The advertising costs for the years ended December 31, 2007, 2006 and 2005 totaled $54, $58 and $84, respectively.

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

         Concentration of Credit Risk (Dollars in thousands)
         ---------------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash with high credit quality financial institutions. Total amounts for the years ended December 31, 2007, 2006 and 2005 in excess of the FDIC limit amounted to approximately $497, $308 and $307, respectively.

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

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
         ------------------------------------------------------

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


NOTE 2 - PROPERTY AND EQUIPMENT (Dollars in thousands)
         ---------------------------------------------

         Property and equipment consist of the following for the years ended
         December 31:

<CAPTIONS>
                                               2007      2006       2005
                                              ------    ------     ------
           Improvements                       $1,665    $1,657     $1,532
           Theatre equipment                     670       670        662
           Construction in progress                -         -         18
           Software                                9         9          9
                                              ------    ------     ------
                                               2,344     2,336      2,221
           Less: accumulated depreciation
             and amortization                    771       495        231
                                              ------    ------     ------
                                              $1,573    $1,841     $1,990
                                              ======    ======     ======


         Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $276, $264 and $169, respectively.

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


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
                                                ------
                                                $3,052
                                                ======


NOTE 4 - INTANGIBLE ASSETS (Dollars in thousands)
         ----------------------------------------

         Intangible assets consist of the following for the years ended December
         31:

<CAPTIONS>
                                           2007       2006       2005
                                           ----       ----       ----
           Loan fees                        $35        $35        $50
           Less: accumulated amortization    35         25         19
                                            ---        ---        ---
                                            $ -        $10        $31
                                            ===        ===        ===

         Amortization expense related to intangible assets amounted to $10, $6, and $5, for the years ended December 31, 2007, 2006 and 2005, respectively.

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 - DUE TO PARTNERS (Dollars in thousands)
         --------------------------------------

         As of December 31, 2007, 2006 and 2005, the net advances due to the general partners were approximately $33, $28 and $26, respectively. These advances represent the difference between allocations and reimbursements of certain shared costs, and are unsecured, non-interest bearing and are expected to be repaid within the next year.

         During the years ended December 31, 2007, 2006 and 2005, the Company made net advances to the general partners of approximately $5, $2 and $17, respectively.



NOTE 6 - LONG-TERM DEBT (Dollars in thousands)
         -------------------------------------

         Long-term debt consists of the following for the years ended December
         31:

<CAPTIONS>
                                                       2007     2006     2005
                                                      ------   ------   ------
         A $2.5 million real estate loan with a bank.
         Borrowings under the term loan bear interest
         at the bank's prime rate minus 0.30% (6.95%
         at December 31, 2005).  Payments under the
         agreement are in equal monthly installments
         of approximately $26 of principal and
         interest, maturing January 2009 with the
         remaining unpaid principal due upon
         maturity.  The loan is collateralized by the
         assets of the Company and 60% of the debt is
         guaranteed by each of the Partners.  The
         loan was paid off in full upon the sale of
         the land and building on February 28, 2006.
         The entire loan balance is included in
         current portion of long-term debt at
         December 31, 2005.                             $  -     $  -   $1,636



                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


<CAPTIONS>

NOTE 6 - LONG-TERM DEBT (Dollars in thousands) - CONTINUED
         -------------------------------------------------

         Long-term debt consists of the following for the years ended December
         31:
                                                       2007     2006     2005
                                                      ------   ------   ------
         A $1.3 million bank loan obtained in
         November 2005.  Borrowings under the loan
         bear interest at LIBOR rate plus 2.0% (7.24%
         at December 31, 2007).  The loan requires a
         $325 payment upon the sale of the old
         theatre facility, 59 equal monthly payments
         of principal and interest of $19 beginning
         in June 2006, with the remaining unpaid
         principal due upon maturity in May 2011.
         The loan is collateralized by the assets of
         the Company and 75% of the debt is
         guaranteed by each of the Partners.             706      880    1,300
                                                      ------   ------   ------
                                                         706      880    2,936

        Less: current portion                            178      179    2,053
                                                      ------   ------   ------
                                                        $528     $701   $  883
                                                      ======   ======   ======

         Maturities of long-term debt outstanding at December 31, 2007 are as follows:

<CAPTIONS>
                    Year Ending
                    December 31,
                    ------------
                        2008                     $178
                        2009                      202
                        2010                      218
                        2011                      108
                                                 ----
                                                 $706
                                                 ====

         The bank loan includes various restrictive covenants, including, among others, provisions relating to maintenance of certain financial ratios and reporting covenants. As of December 31, 2007, the Company was not in compliance with one financial ratio covenant. On March 25, 2008, the Company was granted a waiver from the bank for this violation.

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 - DEFERRED REVENUES (Dollars in thousands)
         ----------------------------------------

         Deferred revenues at December 31, 2007, 2006 and 2005 consist of gift certificates and group activity passes that are used for concession goods and admission at theatres. The breakdown is as follows at December 31:

<CAPTIONS>
                                         2007       2006       2005
                                         ----       ----       ----
           Gift certificates             $119       $107       $ 96
           Group activity passes           10          8          7
                                         ----       ----       ----
                                         $129       $115       $103
                                         ====       ====       ====


NOTE 8 - COMMITMENTS (Dollars in thousands)
         ----------------------------------

         In August 2004, the Company entered into a lease for a new multi-screen movie theatre, which opened on October 28, 2005. The initial lease term is for 15 years and may be extended for a total of three extension periods of 5 years each. The lease requires minimum annual rent payments beginning in January 2006, ranging from $500 to $600 and contains a provision for an additional rent equal to 10% of the amount by which gross annual revenue exceeds a certain threshold.
         The lease is guaranteed by Metropolitan Theatres Corporation ("MTC"), a parent of Metro Colorado Corporation. The future minimum rent payments are as follows:

<CAPTIONS>
                    Year Ending
                    December 31,
                    ------------
                        2008                   $  500
                        2009                      500
                        2010                      500
                        2011                      546
                        2012                      550
                     2013-2017                  2,846
                     2018-2021                  1,842
                                               ------
                                               $7,284
                                               ======

         The Company subleases space for certain exhibits and meetings on a month-to-month basis to unrelated parties. For the years ending December 31, 2007, 2006 and 2005, the revenue recognized for such rentals totaled $26, $22 and $18, respectively.

                               METROLUX THEATRES

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS (Dollars in thousands) - CONTINUED
         ----------------------------------------------

         In connection with a guarantee by MTC, in 2007, 2006 and 2005, Trans-Lux paid MTC $25, $17 and $16, respectively, in consideration for the guarantee of the new lease. In accordance with FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded the payment by Trans-Lux, and the respective value of the guarantee for Metro Colorado, as an equity contribution by the Partners, and an increase in prepaid rent in the accompanying financial statements.


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

         The pension plan elected Safe Harbor provisions, where the Company provides a matching of 100% of the first 3% of the employee's contribution and matches 50% of the next 2% of the employee's contribution up to a maximum of 4% of the employee's gross salary. The contributions are fully vested when funded. The Company's matching contributions totaled $3 for each of the years ended December 31, 2007, 2006 and 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


ITEM 9A.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer (its principal executive officers and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Co-Chief Executive Officers and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2007.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      (c) Management's Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

          The Company's management assessed its internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
          (COSO). Management, including the Company's Co-Chief Executive Officers and its Chief Financial Officer, based on their evaluation of the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.


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

      (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

<CAPTIONS>
      Name                      Office                                      Age
      ------------------        ----------------------------------------    ---
      Michael R. Mulcahy        President and Co-Chief Executive Officer    59
      Thomas Brandt             Executive Vice President and Co-Chief       44
                                Executive Officer
      Matthew Brandt            Executive Vice President                    44
      Al L. Miller              Executive Vice President                    62
      Angela D. Toppi           Executive Vice President, Treasurer,        52
                                Secretary and Chief Financial Officer
      Karl P. Hirschauer        Senior Vice President                       60
      John Long                 Senior Vice President                       61
      Thomas F. Mahoney         Senior Vice President                       60

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

      (c) The information required by Items 405, 406 and 407 of Regulation S-K is incorporated herein by reference to the Sections entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934," "Code of Ethics" and "Corporate Governance" in the Company's Proxy Statement.

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

                         Equity Compensation Plan Information
                         ------------------------------------

<CAPTIONS>
                                 Securities        Weighted        Securities
                                to be issued        average       available for
December 31, 2007               upon exercise   exercise price   future issuance
--------------------------------------------------------------------------------
Equity compensation plans
  approved by stockholders         55,000           $6.45            11,500
Equity compensation plans
  not approved by stockholders     10,000           $4.03                 -
                                   ------                            ------
Total                              65,000           $6.08            11,500
--------------------------------------------------------------------------------


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


                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) The following documents are filed as part of this report:
       (1) Consolidated Financial Statements of Trans-Lux Corporation Consolidated Statements of Operations for the Years Ended December
               31, 2007, 2006 and 2005
             Consolidated Balance Sheets as of December 31, 2007 and 2006 Consolidated Statements of Cash Flows for the Years Ended December
               31, 2007, 2006 and 2005
             Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 2007, 2006 and 2005
             Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 2007, 2006 and 2005
             Notes to Consolidated Financial Statements
             Report of Independent Registered Public Accounting Firm

           Financial statements of MetroLux Theatres, a 50% owned entity, accounted for by the equity method:
             Independent Auditors' Report
             Balance Sheets as of December 31, 2007 and 2006
             Statements of Income for the Years Ended December 31, 2007, 2006
               and 2005
             Statements of Partners' Equity for the Years Ended December 31,
               2007, 2006 and 2005
             Statements of Cash Flows for the Years Ended December 31, 2007,
               2006 and 2005
             Notes to Financial Statements

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

            (b) 1995 Stock Option Plan, as amended (incorporated by reference to
                Proxy Statement dated April 7, 2000).

        10.5 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28, 2004).
                Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2006). Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit
                10.5 of Form 10-K for the year ended December 31, 2006). Amendment No. 5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30,
                2007).

        10.6 Consulting Agreement with Moving Images, LLC dated as of December 1, 2004 and termination letter with Richard Brandt (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2004). Amendment dated December 7, 2005 (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2005). Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007).

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

           21 List of Subsidiaries (incorporated by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2006).

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




                                       TRANS-LUX CORPORATION


                                       by:   /s/ Angela D. Toppi
                                          ---------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer



Dated:  March 28, 2008




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


        /s/ Gene F. Jankowski                               March 28, 2008
-------------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                     March 28, 2008
-------------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Matthew Brandt                                  March 28, 2008
-------------------------------------------
Matthew Brandt, Executive Vice President
and Director

        /s/ Richard Brandt                                  March 28, 2008
-------------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                   March 28, 2008
-------------------------------------------
Thomas Brandt, Executive Vice President
and Co-Chief Executive Officer and Director

        /s/ Howard M. Brenner                               March 28, 2008
-------------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                                March 28, 2008
-------------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                                March 28, 2008
-------------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                              March 28, 2008
-------------------------------------------
Michael R. Mulcahy, President
and Co-Chief Executive Officer and Director