Form 10-Q
period 2008-03-31
TRANS LUX CORP
filed 2008-05-20
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2008
                                                --------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X Smaller
                       ---                 ---                     ---
reporting company
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                    Class                              Shares Outstanding
--------       ------------------------------------          ------------------
05/19/08       Common Stock - $1.00 Par Value                     2,020,090
05/19/08       Class B Stock - $1.00 Par Value                      286,814
               (Immediately convertible into a like
               number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information (unaudited)

         Item 1.  Condensed Consolidated Balance Sheets - March 31,
                  2008 and December 31, 2007 (audited)                        1

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 2008 and 2007                  2

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2008 and 2007                  3

                  Notes to Condensed Consolidated Financial Statements        4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                       15

         Item 4.  Controls and Procedures                                    15


Part II - Other Information

         Item 1A. Risk Factors                                               16

         Item 2.  Unregistered Sales of Securities and Use of Proceeds       16

         Item 3.  Defaults upon Senior Securities                            16

         Item 4.  Submission of Matters to a Vote of Security Holders        16

         Item 5.  Other Information                                          16

         Item 6.  Exhibits                                                   17

Signatures                                                                   18

Exhibits

                              Part I - Financial Information
                              ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                 March 31     December 31
In thousands, except share data                                    2008           2007
-----------------------------------------------------------------------------------------
                                                                (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 4,723         $ 6,591
  Available-for-sale securities                                       167             171
  Receivables, less allowance of $872 - 2008 and $892 - 2007        5,480           5,233
  Unbilled receivables                                                104              12
  Other receivables                                                 2,580           2,580
  Inventories                                                       6,758           6,853
  Prepaids and other                                                1,358           1,375
                                                                  -------         -------
    Total current assets                                           21,170          22,815
                                                                  -------         -------
Rental equipment                                                   67,559          66,626
  Less accumulated depreciation                                    39,163          37,692
                                                                  -------         -------
                                                                   28,396          28,934
                                                                  -------         -------
Property, plant and equipment                                      40,794          39,858
  Less accumulated depreciation                                    12,111          11,764
                                                                  -------         -------
                                                                   28,683          28,094
Goodwill                                                            1,004           1,004
Other assets                                                        2,909           3,112
                                                                  -------         -------
TOTAL ASSETS                                                      $82,162         $83,959
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 1,550         $ 2,439
  Accrued liabilities                                               8,086           7,633
  Current portion of long-term debt                                 6,138           6,276
                                                                  -------         -------
    Total current liabilities                                      15,774          16,348
                                                                  -------         -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012    10,129          10,129
  9 1/2% Subordinated debentures due 2012                           1,057           1,057
  Notes payable                                                    28,566          28,713
                                                                  -------         -------
                                                                   39,752          39,899
Deferred credits, deposits and other                                3,180           3,116
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2008 and 2007                        2,453           2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2008 and 2007                            287             287
  Additional paid-in-capital                                       14,734          14,733
  Retained earnings                                                10,821          11,848
  Accumulated other comprehensive loss                             (1,376)         (1,262)
                                                                  -------         -------
                                                                   26,919          28,059
  Less treasury stock - at cost - 433,596 common shares in
    2008 and in 2007                                                3,463           3,463
                                                                  -------         -------
    Total stockholders' equity                                     23,456          24,596
                                                                  -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $82,162         $83,959
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

<CAPTIONS>
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 ---------------------
In thousands, except per share data                                 2008          2007
--------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                              $ 2,739       $ 3,120
  Equipment sales                                                  5,174         5,475
  Theatre receipts and other                                       3,188         3,535
                                                                 -------       -------
    Total revenues                                                11,101        12,130
                                                                 -------       -------

Operating expenses:
  Cost of equipment rentals and maintenance                        2,363         2,752
  Cost of equipment sales                                          3,609         3,930
  Cost of theatre receipts and other                               2,394         2,492
                                                                 -------       -------
    Total operating expenses                                       8,366         9,174
                                                                 -------       -------

Gross profit from operations                                       2,735         2,956
General and administrative expenses                               (3,081)       (3,605)
Interest income                                                       32            37
Interest expense                                                    (785)       (1,062)
Debt conversion cost                                                   -        (1,475)
Other income                                                           4             -
                                                                 -------       -------
Loss from operations before income taxes and
  income from joint venture                                       (1,095)       (3,149)

(Provision) benefit for income taxes                                 (51)          655
Income from joint venture                                            119            92
                                                                 -------       -------

Net Loss                                                         $(1,027)      $(2,402)
                                                                 =======       =======

Loss per share - basic and diluted                               $ (0.45)      $ (1.65)
                                                                 =======       =======

Weighted average common shares outstanding - basic and diluted     2,307         1,460
                                                                 =======       =======

Cash dividends per share:
  Common Stock                                                   $     -       $     -
  Class B Stock                                                  $     -       $     -
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

<CAPTIONS>
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               ----------------------
In thousands                                                      2008           2007
-------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                       $(1,027)       $(2,402)
Adjustment to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                  1,873          2,307
  Income from joint venture                                       (119)           (92)
  Deferred income taxes                                              -           (655)
  Exchange of 8 1/4% Notes for Common Stock                          -          1,345
  Changes in operating assets and liabilities:
    Receivables                                                   (339)         1,339
    Inventories                                                     95            133
    Prepaids and other assets                                       34           (182)
    Accounts payable and accruals                                 (544)            40
    Deferred credits, deposits and other                            64            (37)
                                                               -------        -------
      Net cash provided by operating activities                     37          1,796
                                                               -------        -------

Cash flows from investing activities
Equipment manufactured for rental                                 (933)        (1,443)
Purchases of property, plant and equipment                        (936)          (194)
Proceeds from joint venture, net                                   250             75
                                                               -------        -------
      Net cash used in investing activities                     (1,619)        (1,562)
                                                               -------        -------

Cash flows from financing activities
Proceeds from long-term debt                                       635              -
Payments of long-term debt                                        (921)          (753)
                                                               -------        -------
      Net cash used in financing activities                       (286)          (753)
                                                               -------        -------

Net decrease in cash and cash equivalents                       (1,868)          (519)
Cash and cash equivalents at beginning of year                   6,591          5,765
                                                               -------        -------

Cash and cash equivalents at end of period                     $ 4,723        $ 5,246
                                                               =======        =======
-------------------------------------------------------------------------------------
Interest paid                                                  $ 1,021        $ 1,421
Income taxes paid                                                    5              5
Supplemental disclosures of non-cash financing activities:
Exchange of 8 1/4% Notes for Common Stock                            -          7,829
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the March 31, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

The Company has incurred losses for the three months ended March 31, 2008 and 2007 of $1,027,000 and $2,402,000, respectively. The March 31, 2007 net loss included a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1.5 million relating to the exchange offer (see Note 3). The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve manufacturing efficiencies; and improving the outdoor commercial products, particularly digital billboards and fuel price changers to include larger LED arrays, smaller LED pixel sizes for higher resolutions and additional features. The Company believes the outdoor commercial market is a growing industry, and we see increasing usage of digital signage in the outdoor commercial market. The Company also continues to explore ways to reduce costs and subsequent to the first quarter has relocated its Norwalk facility to lower operating costs in the future, although the second quarter of 2008 will include moving costs. The Company continues to take steps to reduce the cost to maintain the equipment on rental and maintenance as it continues to take disconnects. In addition, the Company is recording less interest expense as a result of the exchange offer in the first quarter of 2007 (see Note 3) and a reduction in interest rates of its variable rate debt. The Company has positive working capital of $5.4 million as of March 31, 2008. As of March 31, 2008, the Company has fully drawn its $5.0 million revolving loan facility, which was amended subsequent to the first quarter to extend the maturity date to August 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by operations will be sufficient to fund its operations and its current obligations through March 31, 2009.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands the disclosures about fair value measurement. In February 2008, the FASB amended SFAS 157 and issued FSP No. 157-2 ("FSP 157-2"). FSP 157-2 excludes fair value lease calculations pursuant to SFAS 13, as amended, from SFAS 157, but does not exclude assets and liabilities acquired pursuant to SFAS 141(R). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year. The adoption of SFAS 157 and the related FSPs did not have a material impact on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS 141R will have on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.
In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS 160 will have on our results of operations or financial condition.


Note 2 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                               March 31     December 31
In thousands                       2008            2007
-------------------------------------------------------
Raw materials                    $4,546          $4,743
Work-in-progress                  1,309           1,351
Finished goods                      903             759
                                 ------          ------
                                 $6,758          $6,853
-------------------------------------------------------


Note 3 - Long-Term Debt

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84, "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 5.25% to 5.39% at March 31, 2008). The Credit Agreement was amended subsequent to the first quarter to extend the maturity to August 1, 2009. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year. At March 31, 2008, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a cap on capital expenditures, a leverage ratio and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of March 31, 2008, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with maintaining a tangible net worth of not less than $23.5 million, which its senior lender waived subsequent to the end of the quarter. In addition, the tangible net worth covenant was modified to $21.0 million as of June 30, 2008. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.


Note 4 - Reporting Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows:

<CAPTIONS>
                                                    Three months ended March 31
In thousands                                                 2008          2007
-------------------------------------------------------------------------------
Net loss, as reported                                       $(1,027)    $(2,402)
Other comprehensive income (loss):
  Unrealized foreign currency translation (loss) gain          (111)         27
  Unrealized holding (loss) gain on
    available-for-sale securities                                (4)          4
  Income tax benefit (expense) related to items of
    other comprehensive income (loss)                             1          (2)
                                                            -------     -------
Total other comprehensive income (loss), net of tax            (114)         29
                                                            -------     -------
Comprehensive loss                                          $(1,141)    $(2,373)
-------------------------------------------------------------------------------


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

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions and the 2003 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

A valuation allowance has been established for the amount of deferred tax assets related to Federal and state net operating loss carryforwards, which management estimates will more likely than not expire unused.

Estimates of the annual effective tax rate benefit at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent revision.

Note 6 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the periods ended March 31, 2008 and 2007.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                              Three months ended March 31
In thousands                             2008        2007
---------------------------------------------------------
Interest cost                           $ 160       $ 160
Expected return on plan assets           (158)       (168)
Amortization of prior service cost          4           4
Amortization of net actuarial loss         66          71
                                        -----       -----
Net periodic pension cost               $  72       $  67
---------------------------------------------------------

As of March 31, 2008, the Company has recorded a current and long-term pension liability of $0.2 million and $3.1 million, respectively. The minimum required contribution for 2008 is expected to be $0.2 million.


Note 7 - Stock Option Plans

The Company did not issue any stock options during the three months ended March 31, 2008 and 2007. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the three months ended March 31, 2008:

<CAPTIONS>
                                                                         Weighted
                                                          Weighted       Average
                                                           Average      Remaining     Aggregate
                                                          Exercise     Contractual    Intrinsic
                                                Options   Price ($)     Term (Yrs)    Value ($)
-----------------------------------------------------------------------------------------------
Outstanding at beginning of year                 65,000       6.08
Granted                                               -          -
Exercised                                             -          -
Terminated                                       (1,500)      5.40
                                                 ------
Outstanding at end of period                     63,500       6.09            3.3
                                                 ======                       ===

Vested and expected to vest at end of period     61,000       6.12            3.2       52,900
                                                 ======                       ===       ======

Exercisable at end of period                     61,000       6.12            3.2       52,900
----------------------------------------------------------------------------------------------

Note 8 - Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's diluted loss per common share is calculated by adjusting net loss for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At March 31, 2008, there were no outstanding convertible debt. At March 31, 2008 and 2007, outstanding stock options to purchase 63,500 and 66,300 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


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

Information about the Company's operations in its three business segments for the three months ended March 31, 2008 and 2007 is as follows:

<CAPTIONS>
                                          Three months ended March 31
In thousands                                       2008          2007
---------------------------------------------------------------------
Revenues:
  Indoor display                                $ 2,708       $ 2,518
  Outdoor display                                 5,205         6,077
  Entertainment/real estate                       3,188         3,535
                                                -------       -------
Total revenues                                   11,101        12,130
                                                =======       =======
Operating income (loss)
  Indoor display                                   (139)         (486)
  Outdoor display                                   313           291
  Entertainment/real estate                         701           918
                                                -------       -------
Total operating income                              875           723
Other income                                          4             -
Corporate general and administrative expenses    (1,102)       (1,280)
Interest expense - net                             (753)       (1,025)
Debt conversion cost                                  -        (1,475)
Income tax (provision) benefit                      (51)          655
                                                -------       -------
Net loss                                        $(1,027)      $(2,402)
---------------------------------------------------------------------


Note 11 - Joint Venture

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method.

The following results of operations summary information relates to MetroLux for the three months ended March 31, 2008 and 2007, and balance sheet summary information as of March 31, 2008 and December 31, 2007:

<CAPTIONS>
                                      Three months ended March 31
In thousands                                  2008           2007
-----------------------------------------------------------------
Revenues                                    $1,337         $1,293
Gross profit                                   251            205
Net income                                     238            184
Company's share of partnership net income      119             92
-----------------------------------------------------------------

<CAPTIONS>
                                          March 31    December 31
In thousands                                  2008           2007
-----------------------------------------------------------------
Current assets                              $  567         $  956
Noncurrent assets                            1,504          1,573
                                            ------         ------
Total assets                                 2,071          2,529
                                            ======         ======

Current liabilities                          1,010          1,086
Noncurrent liabilities                         522            641
                                            ------         ------
Total liabilities                            1,532          1,727
                                            ======         ======
Company's equity in partnership net assets  $  284         $  417
-----------------------------------------------------------------

The Company's equity in partnership net assets is reflected in other assets in the Condensed Consolidated Balance Sheets. The Company has guaranteed
$0.5 million (75%) of a $0.7 million business loan to finance theatre equipment held by its joint venture, MetroLux, until May 2011, and, accordingly has recognized a liability for $30,000 at March 31, 2008. The unrelated 50% partner of MetroLux also guaranteed $0.5 million (75%) of the $0.7 million business loan. The assets of MetroLux collateralize this business loan.


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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenues for the three months ended March 31, 2008 decreased $1.0 million or 8.5% to $11.1 million from $12.1 million for the three months ended March 31, 2007, primarily due to decreases in Outdoor display revenues and Entertainment/real estate revenues, offset by increases in Indoor display revenues.

Indoor display revenues increased $190,000 or 7.5%. Of this increase, Indoor display equipment sales increased $394,000 or 67.0%, primarily due to an increase in sales from the financial services and gaming markets. Indoor display equipment rentals and maintenance revenues decreased $204,000 or 10.6%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate, resulting in consolidation within that industry, and the wider use of flat-panel screens. The decrease in indoor display equipment rentals and maintenance revenues has lessened over last year, which indicates that the market conditions appear to be slowly improving, although the Company does continue to take disconnects and non-renewal of existing equipment on rental and maintenance; however the Company also enters into new lease contracts.

Outdoor display revenues decreased $872,000 or 14.3%. Of this decrease, Outdoor display equipment sales decreased $695,000 or 14.2%, primarily in the outdoor commercial markets and catalog sports. Outdoor display equipment rentals and maintenance revenues decreased $177,000 or 14.9%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Entertainment/real estate revenues decreased $347,000 or 9.8%, primarily due to a decrease in box office revenues due to a lack of blockbuster films.

Total operating income for the three months ended March 31, 2008 increased $152,000 or 21.0% to $875,000 from $723,000 for the three months ended March 31, 2007, principally due to decreases in the allowance for uncollectable accounts and general and administrative expenses, such as payroll and benefits, offset by the decline in revenues.

Indoor display operating income increased $347,000 to a loss of $139,000 in 2008 compared to a loss of $486,000 in 2007, primarily as a result of a decrease in general and administrative expenses. The cost of Indoor displays represented 78.3% of related revenues in 2008 compared to 77.3% in 2007. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in revenues from Indoor display equipment rentals and maintenance and a $27,000 increase in field service costs to maintain the equipment, offset by a $122,000 decrease in depreciation expense. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $268,000, primarily due to the increase in revenues. Indoor display general and administrative expenses decreased $331,000 or 31.3%, primarily due to a reduction in selling payroll and benefits and related expenses and a $157,000 decrease in the allowance for uncollectable accounts.

Outdoor display operating income increased $22,000 or 7.6%, primarily as a result of a decrease in the Outdoor display cost of equipment rentals and maintenance. The cost of Outdoor displays represented 74.0% of related revenues in 2008 compared to 77.9% in 2007. Outdoor display cost of equipment sales decreased $589,000 or 15.8%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $295,000 or 29.4%, primarily due to a $148,000 decrease in field service costs to maintain the equipment and a $146,000 decrease in depreciation expense. Outdoor display general and administrative expenses remained level. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Entertainment/real estate operating income decreased $217,000 or 23.6%, primarily due to the decreases in box office revenues due to a lack of blockbuster films. Cost of Entertainment/real estate, which includes film rental costs, concession costs, operating expenses and depreciation expense, decreased $98,000 or 3.9%, primarily due to the decreases in revenues. The cost of

Entertainment/real estate represented 75.1% of related revenues in 2008 compared to 70.5% in 2007. This increases is due to an increase in certain operating expenses, such as credit card fees and payroll costs. Entertainment/real estate general and administrative expenses remained level.

Corporate general and administrative expenses decreased $178,000 or 13.9%, primarily due to a decrease in benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs.

Net interest expense decreased $272,000 due lower interest rates of the variable rate debt and a reduction in total debt. The debt conversion cost of $1.5 million relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock as a result of the exchange offer that was completed March 14, 2007, see Note 3. The income from joint venture relates to the operations of the theatre joint venture, MetroLux Theatres, in Loveland, Colorado, which is included in the Entertainment/real estate segment.

The effective tax rate for the three months ended March 31, 2008 and 2007 was 5.2% and 21.4%, respectively. The 2008 rate was affected by the $0.4 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss in recent years. The 2007 rate was affected by the $1.5 million one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see Note 3. The Company adopted the provisions of FIN 48 on January 1, 2007, see Note 5.


Liquidity and Capital Resources

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited Convertible Senior Subordinated Notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84, "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.

During the three months ended March 31, 2008, long-term debt, including current portion, decreased $0.3 million, due to $0.9 million of regularly scheduled payments of long-term debt offset $0.6 million of borrowing on the DreamCatcher Cinema construction loan.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 5.25% to 5.39% at March 31, 2008). The Credit Agreement was amended subsequent to the first quarter to extend the maturity to August 1, 2009. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year. At March 31, 2008, the entire revolving loan facility had been drawn. The Credit

Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a fixed charge coverage ratio of 1.1 to 1.0, a loan-to-value ratio of not more than 50%, a cap on capital expenditures, a leverage ratio and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of March 31, 2008, the Company was in compliance with the forgoing financial covenants, but the Company was not in compliance with maintaining a tangible net worth of not less than $23.5 million, which its senior lender waived subsequent to the end of the quarter. In addition, the tangible net worth covenant was modified to $21.0 million as of June 30, 2008. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The following table summarizes the Company's fixed cash obligations as of March
31, 2008 for the remainder of 2008 and the next four years:

<CAPTIONS>
                              Remainder of
In thousands                          2008      2009     2010     2011      2012
--------------------------------------------------------------------------------
Long-term debt, including interest  $7,400   $15,765   $3,147   $3,098   $15,482
Employment and consulting
  agreement obligations              1,175       989      427      303       198
Operating lease payments               567       529      509      455       304
                                    ------   -------   ------   ------   -------
Total                               $9,142   $17,283   $4,083   $3,856   $15,984
--------------------------------------------------------------------------------

Cash and cash equivalents decreased $1.9 million for the three months ended March 31, 2008 compared to a decrease of $0.5 million for the three months ended March 31, 2007. The decrease in 2008 is primarily attributable to the investment in equipment for rental of $0.9 million, the investment in property, plant and equipment of $0.9 million, which includes the expansion of the DreamCatcher Cinema, and $0.9 million of scheduled payments of long-term debt, offset by $0.6 million of proceeds from long-term debt and proceeds from the Company's joint venture of $0.3 million, with cash provided by and used in operations offsetting each other. The decrease in 2007 is primarily attributable to the investment in equipment for rental of $1.4 million and $0.8 million of scheduled payments of long-term debt, offset by $1.8 million of cash provided by operating activities.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2008, the Company did not hold any derivative financial instruments.

A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $284,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $84,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer (our principal executive officers and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Co-Chief Executive Officers and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded these disclosure controls are effective as of March 31, 2008.

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

                          Part II - Other Information
                          ---------------------------
Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has incurred losses for the three months ended March 31, 2008 and 2007 of $1,027,000 and $2,402,000, respectively. The March 31, 2007 net loss included a non-cash, non-tax deductible charge for the exchange of debt for Common Stock of $1.5 million relating to the exchange offer (see Note 3). The Company has positive working capital of $5.4 million as of March 31, 2008. As of March 31, 2008, the Company has fully drawn its $5.0 million revolving loan facility, which was amended subsequent to the first quarter to extend the maturity date to August 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with its senior lender to restructure the Credit Agreement. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by operations will be sufficient to fund its operations and its current obligations through March 31, 2009.


Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits

         10.1 Employment Agreement with Karl Hirschauer dated as of April 1, 2008, filed herewith.

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

Date:  May 20, 2008



                                        by  /s/  Angela D. Toppi
                                           ----------------------------
                                           Angela D. Toppi
                                           Executive Vice President and
                                           Chief Financial Officer