Form 10-Q
period 2008-06-30
TRANS LUX CORP
filed 2008-08-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2008
                                                 -------------

Commission file number 1-2257
                       ------

                             TRANS-LUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-1394750
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      26 Pearl Street, Norwalk, CT                                   06850-1647
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip code)

                              (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---
Smaller reporting company
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                           Shares Outstanding
--------         ------------------------------------        ------------------
08/13/08         Common Stock - $1.00 Par Value                   2,020,090
08/13/08         Class B Stock - $1.00 Par Value                    286,814
                 (Immediately convertible into a like
                 number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                       Page No.
                                                                       --------
Part I - Financial Information (unaudited)

         Item 1.  Condensed Consolidated Balance Sheets - June 30,
                  2008 and December 31, 2007 (audited                        1

                  Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2008 and 2007          2

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2008 and 2007                    3

                  Notes to Condensed Consolidated Financial Statements       4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               18

         Item 4.  Controls and Procedures                                   19


Part II - Other Information

         Item 1A. Risk Factors                                              19

         Item 2.  Unregistered Sales of Securities and Use of Proceeds      20

         Item 3.  Defaults upon Senior Securities                           20

         Item 4.  Submission of Matters to a Vote of Security Holders       20

         Item 5.  Other Information                                         21

         Item 6.  Exhibits                                                  21

Signatures                                                                  22

Exhibits


                              Part I - Financial Information
                              ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                  June 30     December 31
In thousands, except share data                                     2008           2007
-----------------------------------------------------------------------------------------
                                                                (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 3,488         $ 6,591
  Available-for-sale securities                                       170             171
  Receivables, less allowance of $872 - 2008 and $892 - 2007        6,534           5,233
  Unbilled receivables                                                118              12
  Other receivables                                                 2,580           2,580
  Inventories                                                       6,531           6,768
  Prepaids and other                                                1,199           1,204
  Assets associated with discontinued operations (Note 2)          25,457          26,712
                                                                  -------         -------
    Total current assets                                           46,077          49,271
                                                                  -------         -------
Rental equipment                                                   68,261          66,626
  Less accumulated depreciation                                    40,634          37,692
                                                                  -------         -------
                                                                   27,627          28,934
                                                                  -------         -------
Property, plant and equipment                                       7,697           7,323
  Less accumulated depreciation                                     4,863           4,626
                                                                  -------         -------
                                                                    2,834           2,697
Goodwill                                                            1,004           1,004
Other assets                                                        1,814           2,053
                                                                  -------         -------
TOTAL ASSETS                                                      $79,356         $83,959
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 2,413         $ 2,439
  Accrued liabilities                                               6,863           6,537
  Current portion of long-term debt                                11,010          11,002
  Liabilities associated with discontinued operations (Note 2)     19,046          16,250
                                                                  -------         -------
    Total current liabilities                                      39,332          36,228
                                                                  -------         -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012    10,129          10,129
  9 1/2% Subordinated debentures due 2012                           1,057           1,057
  Notes payable                                                     7,482           8,833
                                                                  -------         -------
                                                                   18,668          20,019
Deferred credits, deposits and other                                3,231           3,116
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2008 and 2007                        2,453           2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2008 and 2007                            287             287
  Additional paid-in-capital                                       14,736          14,733
  Retained earnings                                                 5,466          11,848
  Accumulated other comprehensive loss                             (1,354)         (1,262)
                                                                  -------         -------
                                                                   21,588          28,059
  Less treasury stock - at cost - 433,596 common shares in
    2008 and 2007                                                   3,463           3,463
                                                                  -------         -------
    Total stockholders' equity                                     18,125          24,596
                                                                  -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $79,356         $83,959
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

<CAPTIONS>
                                                                        Three Months Ended         Six Months Ended
                                                                             June 30                   June 30
                                                                       -------------------       -------------------
In thousands, except per share data                                      2008        2007          2008        2007
--------------------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                    $ 2,845     $ 3,112       $ 5,584     $ 6,232
  Equipment sales                                                        7,491       6,295        12,665      11,770
  Real estate rentals                                                       81         108           168         216
                                                                       -------     -------       -------     -------
    Total revenues                                                      10,417       9,515        18,417      18,218
                                                                       -------     -------       -------     -------

Operating expenses:
  Cost of equipment rentals and maintenance                              2,409       2,734         4,772       5,486
  Cost of equipment sales                                                5,220       4,533         8,829       8,463
  Cost of real estate rentals                                               24          23            49          46
                                                                       -------     -------       -------     -------
    Total operating expenses                                             7,653       7,290        13,650      13,995
                                                                       -------     -------       -------     -------

Gross profit from operations                                             2,764       2,225         4,767       4,223
General and administrative expenses                                     (2,791)     (3,168)       (5,610)     (6,509)
Interest income                                                            101         132           132         168
Interest expense                                                          (516)       (626)       (1,054)     (1,369)
Debt conversion cost                                                         -           -             -      (1,475)
Other income                                                                 -         593             4         593
                                                                       -------     -------       -------     -------
Loss from continuing operations before income taxes                       (442)       (844)       (1,761)     (4,369)

Income tax (expense) benefit                                               (99)        132          (150)        787
                                                                       -------     -------       -------     -------

Loss from continuing operations                                           (541)       (712)       (1,911)     (3,582)
(Loss) income from discontinued operations                              (4,814)        448        (4,471)        916
                                                                       -------     -------       -------     -------
Net loss                                                               $(5,355)    $  (264)      $(6,382)    $(2,666)
                                                                       =======     =======       =======     =======

Loss per share continuing operations - basic and diluted               $ (0.23)    $ (0.30)      $ (0.83)    $ (1.91)
(Loss) income per share discontinued operations - basic and diluted      (2.09)       0.19         (1.94)       0.49
                                                                       -------     -------       -------     -------
Total loss per share - basic and diluted                               $ (2.32)    $ (0.11)      $ (2.77)    $ (1.42)
                                                                       =======     =======       =======     =======

Weighted average common shares outstanding - basic and diluted           2,307       2,304         2,307       1,884
                                                                       =======     =======       =======     =======
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRANS-LUX CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

<CAPTIONS>
                                                                Six Months Ended
                                                                     June 30
                                                              --------------------
In thousands                                                     2008         2007
----------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                      $(6,382)     $(2,666)
Loss (income) from discontinued operations                      4,471         (916)
                                                              -------      -------
  Loss from continuing operations                              (1,911)      (3,582)
Adjustment to reconcile loss from continuing operations to
 net cash provided by operating activities:
  Depreciation and amortization                                 3,280        3,984
  Deferred income taxes                                             -         (787)
  Exchange of 8 1/4% notes for common stock                         -        1,345
  Changes in operating assets and liabilities:
    Receivables                                                (1,407)       1,479
    Inventories                                                   237         (501)
    Prepaids and other assets                                     143         (494)
    Accounts payable and accruals                                 212          547
    Deferred credits, deposits and other                          115         (438)
                                                              -------      -------
      Net cash provided by operating activities of
       continuing operations                                      669        1,553
                                                              -------      -------

Cash flows from investing activities
Equipment manufactured for rental                              (1,635)      (2,352)
Purchases of property, plant and equipment                       (374)        (105)
                                                              -------      -------
      Net cash used in investing activities of continuing
       operations                                              (2,009)      (2,457)
                                                              -------      -------

Cash flows from financing activities
Payments of long-term debt                                     (1,343)      (1,176)
                                                              -------      -------
      Net cash used in financing activities of continuing
       operations                                              (1,343)      (1,176)
                                                              -------      -------

Cash flows from discontinued operations
Cash provided by operating activities of discontinued
 operations                                                       300          878
Cash (used in) provided by investing activities of
 discontinued operations                                       (1,963)         149
Cash provided by (used in) financing activities of
 discontinued operations                                        1,243         (457)
                                                              -------      -------
      Net cash (used in) provided by discontinued operations     (420)         570
                                                              -------      -------

Net decrease in cash and cash equivalents                      (3,103)      (1,510)
Cash and cash equivalents at beginning of year                  6,591        5,765
                                                              -------      -------

Cash and cash equivalents at end of period                    $ 3,488      $ 4,255
                                                              =======      =======
----------------------------------------------------------------------------------
Interest paid                                                 $ 1,578      $ 2,161
Income taxes paid                                                   5            5
Supplemental disclosures of non-cash financing activities:
Exchange of 8 1/4% notes for common stock                           -        7,829
----------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2008
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the June 30, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations in the second quarter of 2008 and recorded non-cash long-lived asset impairment charges of $2.9 million for the quarter ended June 30, 2008, as well as $2.0 million in disposal costs, see Note 2.

The Company has incurred net losses from continuing operations for the three and six months ended June 30, 2008 of $541,000 and $1,911,000, respectively, but has generated cash provided by operating activities of continuing operations of $669,000 and $1,553,000 for the six months ended June 30, 2008 and 2007, respectively. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve manufacturing efficiencies; and improving the outdoor commercial products, particularly digital billboards and fuel price changers to include larger LED arrays, smaller LED pixel sizes for higher resolutions and additional features. The Company believes the outdoor commercial market is a growing industry, and we see increasing usage of digital signage in the outdoor commercial market. The Company also continues to explore ways to reduce costs and has relocated its Norwalk facility to lower operating costs in the future, although the second quarter of 2008 includes moving costs. The Company continues to take steps to reduce the cost to maintain the equipment on rental and maintenance. In addition, the Company is recording less interest expense as a result of the exchange offer in the first quarter of 2007, see Note 5, and a reduction in interest rates of its variable rate debt. The Company has positive working capital of $6.7 million as of June 30, 2008. As of June 30, 2008, the Company has fully drawn its $5.0 million revolving loan facility, which matures on August 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing and is in discussions with its senior lender and others. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by continuing operations will be sufficient to fund its continuing operations and its current obligations through June 30, 2009.


Note 2 - Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division, which was consummated on July 15, 2008, the Company sold the assets of its Entertainment division for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million in assumption of debt, which includes $0.3 million of debt of the joint venture, MetroLux Theatres. The buyer assumed the operating results effective as of June 27, 2008. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company has accounted for the Entertainment Division as discontinued operations. In addition to the $24.5 million purchase price, there is a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008 and a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million. As a result of the sale, the Company recorded long-lived asset impairment charges of $2.9 million for the quarter ended June 30, 2008, as well as $2.0 million in disposal costs.

The Company has agreed not to compete in the theatre business in the Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, executive officers of the Company, will become full time officers of the buyer managing the theatre business purchased. The Company will be providing certain services on a transition basis for up to six months and will also be providing consulting services for a year, which consulting services will be rendered by Richard Brandt, a director and consultant to the Company. The Company has received an opinion from an independent third party that the transaction is fair to the stockholders of the Company from a financial point of view. The net proceeds of the sale were used to prepay the term loan under the Credit Agreement with its senior lender and have been reclassified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as of June 30, 2008 and December 31, 2007. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The assets and liabilities associated with discontinued operations and related results of operations for the current and prior periods have been reclassified in the Condensed Consolidated Financial Statements as discontinued operations.
The following table presents the financial results of the discontinued operations:

<CAPTIONS>
                                        Three months ended June 30      Six months ended June 30
In thousands,                                    2008         2007             2008         2007
------------------------------------------------------------------------------------------------
Revenues                                      $ 3,144       $3,643          $ 6,245       $7,070
Operating expenses                              2,623        2,750            4,992        5,219
                                              -------       ------          -------       ------
Gross profit                                      521          893            1,253        1,851
General and administrative expenses              (297)        (266)            (559)        (530)
Interest expense, net                            (224)        (311)            (470)        (629)
Income from joint venture                         120          132              239          224
Asset impairment/disposal costs                (4,934)           -           (4,934)           -
Income tax expense                                  -            -                -            -
                                              -------       ------          -------       ------
(Loss) income from discontinued operations    $(4,814)      $  448          $(4,471)      $  916
                                              =======       ======          =======       ======

(Loss) earnings per share - basic and diluted $ (2.09)      $ 0.19          $ (1.94)      $ 0.49
                                              =======       ======          =======       ======
------------------------------------------------------------------------------------------------

Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer.

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheet as of June 30, 2008, with comparative carrying amounts as of December 31, 2007:

<CAPTIONS>
                                                           June 30   December 31
In thousands                                                  2008          2007
--------------------------------------------------------------------------------
Inventories                                                $    72       $    85
Prepaids and other assets                                      127           171
Property and equipment, net                                 24,271        25,397
Other assets                                                   987         1,059
                                                           -------       -------
Total assets associated with discontinued operations       $25,457       $26,712
                                                           =======       =======

Current liabilities                                        $ 2,649       $ 1,096
Long-term liabilities                                       16,397        15,154
                                                           -------       -------
Total liabilities associated with discontinued operations  $19,046       $16,250
                                                           =======       =======
--------------------------------------------------------------------------------

Operations of the Joint Venture - Discontinued Operation

The Company has a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method, which is included in the sold assets of its Entertainment Division. The Company's equity in partnership net assets is included in the assets associated with discontinued operations in the Condensed Consolidated Balance Sheets.

The following results of operations summary information relates to MetroLux for the three and six months ended June 30, 2008 and 2007, and summary balance sheet information relates to MetroLux as of June 30, 2008 and December 31, 2007:

<CAPTIONS>
                                      Three months ended June 30     Six months ended June 30
In thousands                                  2008          2007           2008          2007
---------------------------------------------------------------------------------------------
Revenues                                     $1,367       $1,407         $2,704        $2,700
Gross profit                                    249          281            500           486
Net income                                      239          264            478           448
Company's share of partnership net income       120          132            239           224
---------------------------------------------------------------------------------------------

<CAPTIONS>
                                            June 30  December 31
In thousands                                   2008         2007
----------------------------------------------------------------
Current assets                               $  529       $  956
Noncurrent assets                             1,435        1,573
                                             ------       ------
Total assets                                 $1,964       $2,529
                                             ======       ======

Current liabilities                          $  830       $1,086
Noncurrent liabilities                          439          641
                                             ------       ------
Total liabilities                            $1,269       $1,727
                                             ======       ======
Company's equity in partnership net assets   $  340       $  417
                                             ======       ======
----------------------------------------------------------------


Note 3 - Other Receivables

The Company has a $2.6 million receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable is secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser has defaulted on this payment and the Company is pursuing legal remedies.

The base four-year term of the sale/leaseback ended in June 2008. The Company terminated its subsequent three-year lease for part of the property during the second quarter of 2007 and recognized $293,000 of the deferred gain. The deferred gain represented the present value of the lease payments over the term of the leaseback and has been recognized proportionately to the rental charge over the base four-year term.


Note 4 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                         June 30   December 31
In thousands                2008          2007
----------------------------------------------
Raw materials             $4,681        $4,743
Work-in-progress           1,253         1,351
Finished goods               597           674
                          ------        ------
                          $6,531        $6,768
                          ======        ======
----------------------------------------------

Note 5 - Long-Term Debt

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.

The Company has a bank Credit Agreement that provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 4.71% to 5.00% at June 30, 2008). The Credit Agreement matures on August 1, 2009. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year term loan also maturing August 1, 2009. At June 30, 2008, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a loan-to-value ratio of not more than 50%, a leverage ratio and maintaining accounts with an average monthly compensating balance of not less than $750,000. Subsequent to the end of the quarter, the fixed charge coverage ratio was modified to 1.25 to 1.00 and the minimum tangible net worth covenant was modified to $17.0 million as of June 30, 2008. As of June 30, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the cap on capital expenditures. The senior lender waived the non-compliance subsequent to the end of the quarter. The amounts outstanding under the Credit Agreement are collateralized by all of the Display Division assets.


Note 6 - Reporting Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2008 and 2007 is as follows:

<CAPTIONS>
                                                  Three months ended June 30    Six months ended June 30
In thousands                                              2008          2007            2008        2007
--------------------------------------------------------------------------------------------------------
Net loss, as reported                                  $(5,256)        $(264)        $(6,283)    $(2,666)
                                                       -------         -----         -------     -------
Other comprehensive income:
  Unrealized foreign currency translation gain (loss)       20           243             (91)        270
  Unrealized holding gain (loss) on
    available-for-sale securities                            2           (11)             (2)         (7)
  Income tax benefit related to items of other
    comprehensive income                                     -             5               1           3
                                                       -------         -----         -------     -------
Total other comprehensive income (loss), net of tax         22           237             (92)        266
                                                       -------         -----         -------     -------
Comprehensive loss                                     $(5,234)        $ (27)        $(6,375)    $(2,400)
                                                       =======         =====         =======     =======
--------------------------------------------------------------------------------------------------------

Note 7 - Income Taxes

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


Note 8 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the three and six months ended June 30, 2008 and 2007.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                            Three months ended June 30   Six months ended June 30
In thousands                          2008        2007           2008        2007
---------------------------------------------------------------------------------
Interest cost                        $ 160       $ 160          $ 320       $ 320
Expected return on plan assets        (158)       (168)          (316)       (336)
Amortization of prior service cost       4           4              8           8
Amortization of net actuarial loss      66          71            132         142
                                     -----       -----          -----       -----
Net periodic pension cost            $  72       $  67          $ 144       $ 134
                                     =====       =====          =====       =====
---------------------------------------------------------------------------------

As of June 30, 2008, the Company has recorded current and long-term pension liabilities of $0.1 million and $3.1 million, respectively. The minimum required contribution for 2008 is expected to be $0.2 million, of which $0.1 million has already been contributed.

Note 9 - Stock Option Plans

The Company issued options for 3,000 shares with an exercise price of $3.85 per share under the Non-Employee Director Stock Option Plan in June 2008; none were issued during the six-month period ended June 30, 2007. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the six months ended June 30, 2008:

<CAPTIONS>
                                                                         Weighted
                                                            Weighted     Average
                                                            Average     Remaining    Aggregate
                                                            Exercise   Contractual   Intrinsic
                                                 Options   Price ($)   Term (Yrs)    Value ($)
----------------------------------------------------------------------------------------------
Outstanding at beginning of year                  65,000        6.08
Granted                                            3,000        3.85
Exercised                                              -           -
Terminated                                        (2,000)       5.69
                                                  ------
Outstanding at end of period                      66,000        5.99          3.2
                                                  ======                      ===

Vested and expected to vest at end of period      66,000        5.99          3.2           -
                                                  ======                      ===

Exercisable at end of period                      60,500        6.12          2.9           -
                                                  ======                      ===
----------------------------------------------------------------------------------------------


Note 10 - Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At June 30, 2008 and 2007, outstanding stock options to purchase 66,000 and 66,300 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 11 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. The Company is not a party to any pending legal proceedings and claims that it believes will have a material adverse effect on the consolidated financial position or results of operations of the Company.


Note 12 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's continuing operations are managed in three reportable business segments. The

Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Real estate segment owns an income-producing real estate property. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $1.0 million, $0.9 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture their own equipment; the U.S. domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its three business segments for the three and six months ended June 30, 2008 and 2007 is as follows:

<CAPTIONS>
                                        Three months ended June 30   Six months ended June 30
In thousands                                       2008       2007           2008        2007
---------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                $ 3,374    $ 2,714        $ 6,082     $ 5,232
  Outdoor display                                 6,962      6,693         12,167      12,770
  Real estate                                        81        108            168         216
                                                -------    -------        -------     -------
Total revenues                                  $10,417    $ 9,515        $18,417     $18,218
                                                =======    =======        =======     =======
Operating income (loss):
  Indoor display                                $   221    $  (436)       $    82     $  (922)
  Outdoor display                                   775        542          1,088         833
  Real estate                                        54         81            113         164
                                                -------    -------        -------     -------
Total operating income                            1,050        187          1,283          75
Other income                                          -        593              4         593
Corporate general and administrative expenses    (1,077)    (1,130)        (2,126)     (2,361)
Interest expense - net                             (415)      (494)          (922)     (1,201)
Debt conversion cost                                  -          -              -      (1,475)
Income tax (expense) benefit                        (99)       132           (150)        787
                                                -------    -------        -------     -------
Net loss from continuing operations                (541)      (712)        (1,911)     (3,582)
Net (loss) income from discontinued operations   (4,814)       448         (4,471)        916
                                                -------    -------        -------     -------
Net loss                                        $(5,355)   $  (264)       $(6,382)    $(2,666)
                                                =======    =======        =======     =======
---------------------------------------------------------------------------------------------


Note 13 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands the disclosures about fair value measurement. In February 2008, the FASB amended SFAS 157 and issued FASB Staff Position No. 157-2 ("FSP 157-2"). FSP 157-2 excludes fair value lease calculations pursuant to SFAS 13, as amended, from SFAS 157, but does not exclude assets and liabilities acquired pursuant to SFAS

141R. FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis by one year. The adoption of SFAS 157 and the related FSPs on January 1, 2008 did not have a material impact on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the impact, if any, that the implementation of SFAS 141R will have on our results of operations or financial condition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates an income producing rental property.
The Company operates in three reportable segments: Indoor display, Outdoor display and Real estate.

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations in the second quarter of 2008 and recorded non-cash long-lived asset impairment charges of $2.9 million for the quarter ended June 30, 2008, as well as $2.0 million in disposal costs, see Note 2. The following discussion and analysis of financial condition and results of operations relates only to continuing operations.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail, digital billboards and commercial markets. The Real estate segment includes the operations of an income-producing real estate property.


Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues for the six months ended June 30, 2008 increased $199,000 or 1.1% from $18.2 million to $18.4 million for the six months ended June 30, 2007. Indoor display sales revenues increased, but were offset by decreases in Indoor display rental and maintenance revenues, Outdoor display revenues and Real estate rentals revenues.

Indoor display revenues increased $850,000 or 16.2%. Of this increase, Indoor display equipment sales increased $1.1 million or 79.4%, primarily due to an increase in sales from the gaming and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $292,000 or 7.7%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry and the wider use of flat-panel screens.

Outdoor display revenues decreased $603,000 or 4.7%. Of this decrease, Outdoor display equipment sales decreased $247,000 or 2.4%, primarily in the commercial market. Outdoor display equipment rentals and maintenance revenues decreased $356,000 or 14.6%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate revenues decreased $48,000 or 22.2%, primarily due to less than full occupancy of the sub-leased portion of our Norwalk, CT location, which sub-leases terminated in June 2008.

Total operating income for the six months ended June 30, 2008 increased $1.2 million to $1.3 million compared to $75,000 for the six months ended June 30, 2007, principally due to the increase in Indoor sales revenues and a reduction in general and administrative expenses in the Indoor display segment.

Indoor display operating income increased to $82,000 in 2008 compared to a loss of $922,000 in 2007, primarily as a result of the increase in revenues in the gaming and transportation markets. The cost of Indoor displays represented 75.4% of related revenues in 2008 compared to 78.4% in 2007. The cost of Indoor displays as a percentage of related revenues decreased primarily due to a $249,000 decrease in depreciation expense, offset by a $153,000 increase in field service costs to maintain the equipment. The Company continues to address the cost of field service to align with revenue levels. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $582,000 or 90.5%, primarily due to the increase in revenues. There was an increase in the gross margin of Indoor display equipment sales due to the product mix of sales. Indoor display general and administrative expenses decreased $640,000 or 31.1%, primarily due to a reduction in selling payroll and benefits and related expenses and a $275,000 decrease in the allowance for uncollectable accounts.

Outdoor display operating income increased $255,000 or 30.6% to $1.1 million in 2008 compared to $833,000 in 2007, primarily as a result of a decrease in field service costs to maintain the equipment on rental and maintenance contracts.
The cost of Outdoor displays represented 74.1% of related revenues in 2008 compared to 77.1% in 2007. Outdoor display cost of equipment sales decreased $216,000 or 2.8%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $617,000 or 30.4%, primarily due to a $324,000 decrease in field service costs to maintain the equipment and a $293,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased slightly. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Real estate rentals operating income decreased $51,000 or 31.1%, primarily due to the decrease in revenues. Cost of Real estate rentals remained level. The cost of Real estate rentals represented 29.2% of related revenues in 2008 compared to 21.3% in 2007. The cost of Real estate rentals as a percentage of related revenues increased primarily due the reduction in revenues. Real estate rentals general and administrative expenses remained level.

Corporate general and administrative expenses decreased $234,000 or 9.9%, primarily due to decreases in benefits, legal and general insurance expenses and a foreign currency gain of $20,000 compared to a foreign currency loss of $73,000 in the prior year, offset by an increase in audit fees.

The Company continues to monitor and reduce certain overhead costs.

Net interest expense decreased $279,000, due to lower interest rates of the variable debt and a reduction in total debt. The debt conversion cost of $1.5 million relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock relating to the exchange offer, that was completed March 14, 2007, see Note 5.

Other income of $593,000 in 2007 relates to a gain resulting from the termination of an office lease.

The effective tax rate for the six months ended June 30, 2008 and 2007 was 2.4% and 22.8%, respectively. The 2008 rate was affected by the $2.5 million increase in the valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss. The 2007 rate was affected by the $1.5 million one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see Note 5. The Company adopted the provisions of FIN 48 on January 1, 2007, see Note 7. The current year's income tax expense relates to the Company's Canadian subsidiary.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenues for the three months ended June 30, 2008 increased $902,000 or 9.5% to $10.4 million from $9.5 million for the three months ended June 30, 2007, primarily due to increases in both Indoor and Outdoor display sales revenues, offset by decreases in both Indoor and Outdoor display rentals and maintenance revenues.

Indoor display revenues increased $660,000 or 24.3%. Of this increase, Indoor display equipment sales increased $748,000 or 88.0%, primarily due to an increase in sales from the gaming and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $88,000 or 4.7%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues increased $269,000 or 4.0%. Of this increase, Outdoor display equipment sales increased $448,000 or 8.2%, primarily in the outdoor catalog sports market, offset by a decrease in the outdoor commercial market. Outdoor display equipment rentals and maintenance revenues decreased $179,000 or 14.3%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate revenues decreased $27,000 or 25.0%, primarily due to less than full occupancy of the sub-leased portion of our Norwalk, CT location, which sub-leases terminated in June 2008.

Total operating income for the three months ended June 30, 2008 increased $863,000 to $1.1 million from $187,000 for the three months ended June 30, 2007, principally due to the increases in the Indoor and Outdoor sales revenues.

Indoor display operating income increased $657,000 to $221,000 in 2008 compared to a loss of $436,000 in 2007, primarily as a result of the increase in revenues in the gaming and transportation markets. The cost of Indoor displays represented 73.1% of related revenues in 2008 compared to

79.4% in 2007. The cost of Indoor displays as a percentage of related revenues decreased primarily due to a $127,000 decrease in depreciation expense and an improvement in the gross profit margin of equipment sales due to the product mix of sales, offset by a $124,000 increase in field services costs to maintain the equipment. The Company continues to address the cost of field service to align with revenue levels. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $314,000 or 70.7%, primarily due to the increase in revenues. Indoor display general and administrative expenses decreased $309,000 or 31.0%, primarily due to a reduction in selling payroll and benefits and related expenses and a $118,000 decrease in the allowance for uncollectable accounts.

Outdoor display operating income increased $233,000 or 42.9% to $775,000 in 2008 compared to $542,000 in 2007, primarily as a result of a reduction in the cost of Outdoor equipment rentals and maintenance. The cost of Outdoor displays represented 74.2% of related revenues in 2008 compared to 76.4% in 2007.
Outdoor display cost of equipment sales increased $373,000 or 9.1%, principally due to the increase in volume and the volume mix. Outdoor display cost of equipment rentals and maintenance decreased $322,000 or 31.4%, primarily due to a $176,000 decrease in field service costs to maintain the equipment and a $146,000 decrease in depreciation expense. Outdoor display general and administrative expenses remained level. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Real estate operating income decreased $27,000 or 33.3%, primarily due to the decrease in revenues. Cost of Real estate rentals remained level. The cost of Real estate rentals represented 28.4% of related revenues in 2008 compared to 21.3% in 2007. The cost of Real estate rentals as a percentage of related revenues increased primarily due to the reduction in revenues. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $53,000 or 4.6%, primarily due to a decrease in benefits, legal and general insurance expenses and a foreign currency gain of $10,000 compared to a foreign currency loss of $70,000 in the prior year, offset by an increase in audit fees. The Company continues to monitor and reduce certain overhead costs.

Net interest expense decreased $79,000, due to lower interest rates of the variable debt and a reduction in total debt. Other income in 2007 of $593,000 related to a gain resulting from the termination of an office lease.

The effective tax rate for the three months ended June 30, 2008 and 2007 was 1.9% and 33.3%, respectively. The 2008 rate was affected by the $2.1 million increase in the valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss. The current year's income tax expense relates to the Company's Canadian subsidiary.


Liquidity and Capital Resources

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited Convertible Senior

Subordinated Notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84, "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock an additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer.

During the six months ended June 30, 2008, long-term debt, including current portion, decreased $1.3 million due to regularly scheduled payments of long-term.

The Company has a bank Credit Agreement that provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in June 2006 and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (ranging from 4.71% to 5.00% at June 30, 2008). The Credit Agreement matures on August 1, 2009. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year term loan also maturing August 1, 2009. At June 30, 2008, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a loan-to-value ratio of not more than 50%, a leverage ratio and maintaining accounts with an average monthly compensating balance of not less than $750,000. Subsequent to the end of the quarter, the fixed charge coverage ratio was modified to 1.25 to 1.00 and the minimum tangible net worth covenant was modified to $17.0 million as of June 30, 2008. As of June 30, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the cap on capital expenditures. The senior lender waived the non-compliance subsequent to the end of the quarter. The Company continues to be in discussion with its senior lenders and others to restructure the Credit Agreement or refinance to further extend the maturity date and obtain additional liquidity.

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

The following table summarizes the Company's fixed cash obligations of its continuing operations as of June 30, 2008 for the remainder of 2008 and the next four years:

<CAPTIONS>
                                           Remainder of
In thousands                                       2008     2009    2010    2011     2012
-----------------------------------------------------------------------------------------
Long-term debt, including interest               $4,874  $14,016  $1,362  $1,345  $13,736
Employment and consulting agreement obligations     628      912     427     303      198
Operating lease payments                            293      419     381     388      272
                                                 ------  -------  ------  ------  -------
Total                                            $5,795  $15,347  $2,170  $2,036  $14,206
                                                 ======  =======  ======  ======  =======
-----------------------------------------------------------------------------------------

From continuing operations, cash and cash equivalents decreased $2.7 million for the six months ended June 30, 2008 compared to a decrease of $2.1 million for the six months ended June 30, 2007. The decrease in 2008 is primarily attributable to the investment in equipment for rental of $1.6 million and $1.3 million of scheduled payments of long-term debt, offset by $0.7 million of cash provided by operating activities of continuing operations. The decrease in 2007 is primarily attributable to the investment in equipment for rental of $2.4 million and $1.2 million of scheduled payments of long-term debt, offset by $1.6 million of cash provided by operating activities of continuing operations.

Although the Company has incurred losses from continuing operations, it believes that cash generated from continuing operations together with cash and cash equivalents on hand should be sufficient to fund anticipated current and near term cash requirements. The Company is in discussions with its senior lender and other lenders to restructure its existing Credit Agreement, which includes the revolving loan facility, to extend the maturity, reduce the annual amortization and obtain additional liquidity. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2008, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $158,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $249,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer (our principal executive officers and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Co-Chief Executive Officers and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded these disclosure controls are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations in the second quarter of 2008 and recorded non-cash long-lived asset impairment charges of $2.9 million for the quarter ended June 30, 2008, as well as $2.0 million in disposal costs, see Note 2.

The Company has incurred net losses from continuing operations for the three and six months ended June 30, 2008 of $541,000 and $1,911,000, respectively, but has generated cash provided by operating activities of continuing operations of $669,000 and $1,553,000 for the six months ended June 30, 2008 and 2007, respectively, and has positive working capital of $6.7 million as of June 30, 2008. As of June 30, 2008, the Company has fully drawn its $5.0 million revolving loan facility, which matures on August 1, 2009. The Company's objective in regards to the Credit Agreement is to restructure the existing Credit Agreement or obtain additional funds from external sources through equity or additional debt financing and is in discussions with its senior lender and others. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by operations will be sufficient to fund its operations and its current obligations through June 30, 2009.


Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Trans-Lux Corporation was held on June 4, 2008 for the purpose of electing directors and ratifying the retention of auditors as set forth below.

All of management's nominees for directors for a three-year term as listed in the proxy statement were elected by the following vote:

<CAPTIONS>
                                   For      Withheld
                                   ---      --------
         Matthew Brandt         3,641,387     75,720
         Howard S. Modlin       3,637,963     79,144
         Michael R. Mulcahy     3,642,287     74,820

The following directors are continuing their terms as directors:
         Richard Brandt - One Year Remaining
         Thomas Brandt - One Year Remaining
         Howard M. Brenner - One Year Remaining
         Jean Firstenberg - Two Years Remaining
         Gene Jankowski - Two Years Remaining
         Victor Liss - Two Years Remaining

The recommendation to ratify the retention of Eisner LLP as the independent auditors for the Company was approved by the following vote:

<CAPTIONS>
                  For        Against       Abstain
                  ---        -------       -------
Totals         3,716,528         500            79


Item 5.  Other Information

Subsequent to the annual meeting ratifying Eisner LLP as the independent auditors for the Company, see Item 4, on July 10, 2008, the Company filed a Form 8-K announcing it has replaced Eisner LLP with UHY LLP as its independent registered public accountants.


Item 6.  Exhibits

         10.1 Amendment No. 9 to the Amended and Restated Commercial Loan and Security Agreement with People's United Bank dated July 15, 2008, filed herewith.

         10.2 Employment Agreement with Al Miller dated as of April 1, 2008, filed herewith.

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




                                          TRANS-LUX CORPORATION
                                          ---------------------
                                               (Registrant)
Date:  August 14, 2008



                                        by  /s/  Angela D. Toppi
                                           ---------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer