Form 10-Q
period 2008-09-30
TRANS LUX CORP
filed 2008-11-17
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2008
                                              ------------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X
                       ---                 ---                     ---
Smaller reporting company
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                       Class                            Shares Outstanding
--------            ------------------------------------      ------------------
11/13/08            Common Stock - $1.00 Par Value                 2,020,090
11/13/08            Class B Stock - $1.00 Par Value                  286,814
                    (Immediately convertible into a like
                    number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                        Page No.
                                                                        --------
Part I - Financial Information (unaudited)

         Item 1. Condensed Consolidated Balance Sheets - September 30,
                 2008 and December 31, 2007                                   1

                 Condensed Consolidated Statements of Operations -
                 Three and Nine Months Ended September 30, 2008 and 2007      2

                 Condensed Consolidated Statements of Cash Flows - Nine
                 Months Ended September 30, 2008 and 2007                     3

                 Notes to Condensed Consolidated Financial Statements         4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                        19

         Item 4. Controls and Procedures                                     19


Part II - Other Information

         Item 1A. Risk Factors                                               19

         Item 2. Unregistered Sales of Securities and Use of Proceeds        20

         Item 3. Defaults upon Senior Securities                             20

         Item 4. Submission of Matters to a Vote of Security Holders         20

         Item 5. Other Information                                           20

         Item 6. Exhibits                                                    21

Signatures                                                                   22

Exhibits

                                             Part I - Financial Information
                                             ------------------------------

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
<CAPTIONS>
                                                                September 30    December 31
In thousands, except share data                                       2008           2007
-------------------------------------------------------------------------------------------
                                                                  (unaudited)   (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 2,292        $ 6,591
  Cash in escrow                                                         400              -
  Available-for-sale securities                                          136            171
  Receivables, less allowance of $917 - 2008 and $892 - 2007           7,108          5,233
  Unbilled receivables                                                   186             12
  Other receivables                                                    2,580          2,580
  Inventories                                                          6,514          6,768
  Prepaids and other                                                   1,006          1,204
  Assets associated with discontinued operations (Note 2)              1,076         26,712
                                                                     -------        -------
    Total current assets                                              21,298         49,271
                                                                     -------        -------
Rental equipment                                                      69,228         66,626
  Less accumulated depreciation                                       42,105         37,692
                                                                     -------        -------
                                                                      27,123         28,934
                                                                     -------        -------
Property, plant and equipment                                          7,715          7,323
  Less accumulated depreciation                                        4,934          4,626
                                                                     -------        -------
                                                                       2,781          2,697
Goodwill                                                               1,004          1,004
Other assets                                                           1,895          2,053
                                                                     -------        -------
TOTAL ASSETS                                                         $54,101        $83,959
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,319        $ 2,439
  Accrued liabilities                                                  6,216          6,537
  Current portion of long-term debt                                    9,727         11,002
  Liabilities associated with discontinued operations (Note 2)           663         16,250
                                                                     -------        -------
    Total current liabilities                                         19,925         36,228
                                                                     -------        -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012       10,129         10,129
  9 1/2% Subordinated debentures due 2012                              1,057          1,057
  Notes payable                                                        2,350          8,833
                                                                     -------        -------
                                                                      13,536         20,019
                                                                     -------        -------
Deferred credits, deposits and other                                   3,044          3,116
                                                                     -------        -------
Stockholders' equity:
  Capital stock
    Common - $1 par value - 5,500,000 shares authorized,
      2,453,591 shares issued in 2008 and 2007                         2,453          2,453
    Class B - $1 par value - 1,000,000 shares authorized,
      286,814 shares issued in 2008 and 2007                             287            287
  Additional paid-in-capital                                          14,738         14,733
  Retained earnings                                                    5,110         11,848
  Accumulated other comprehensive loss                                (1,529)        (1,262)
                                                                     -------        -------
                                                                      21,059         28,059
  Less treasury stock - at cost - 433,596 common
   shares in 2008 and 2007                                             3,463          3,463
                                                                     -------        -------
    Total stockholders' equity                                        17,596         24,596
                                                                     -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $54,101        $83,959
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

<CAPTIONS>
                                                   Three Months Ended   Nine Months ended
                                                      September 30        September 30
                                                    -----------------   -----------------
In thousands, except per share data                   2008      2007      2008      2007
-----------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                 $ 2,837   $ 3,036   $ 8,421   $ 9,268
  Equipment sales                                     7,947     7,506    20,612    19,276
  Real estate rentals                                    60       110       228       326
                                                    -------   -------   -------   -------
    Total revenues                                   10,844    10,652    29,261    28,870
                                                    -------   -------   -------   -------

Operating expenses:
  Cost of equipment rentals and maintenance           2,379     2,794     7,151     8,280
  Cost of equipment sales                             6,005     5,253    14,834    13,716
  Cost of real estate rentals                            37        26        86        72
                                                    -------   -------   -------   -------
    Total operating expenses                          8,421     8,073    22,071    22,068
                                                    -------   -------   -------   -------

Gross profit from operations                          2,423     2,579     7,190     6,802
General and administrative expenses                  (2,282)   (2,827)   (7,892)   (9,336)
Interest income                                           8        29       140       197
Interest expense                                       (446)     (630)   (1,500)   (1,999)
Debt conversion cost                                      -         -         -    (1,475)
Other income                                              1        15         5       608
                                                    -------   -------   -------   -------
Loss from continuing operations before income taxes    (296)     (834)   (2,057)   (5,203)

Income tax (expense) benefit                            (84)      166      (234)      953
                                                    -------   -------   -------   -------

Loss from continuing operations                        (380)     (668)   (2,291)   (4,250)
Income (loss) from discontinued operations               24       368    (4,447)    1,284
                                                    -------   -------   -------   -------
Net loss                                            $  (356)  $  (300)  $(6,738)  $(2,966)
                                                    =======   =======   =======   =======

Loss per share continuing operations - basic
 and diluted                                        $ (0.16)  $ (0.29)  $ (0.99)  $ (2.09)
Income (loss) per share discontinued
 operations - basic and diluted                        0.01      0.16     (1.93)     0.63
                                                    -------   -------   -------   -------
Total loss per share - basic and diluted            $ (0.15)  $ (0.13)  $ (2.92)  $ (1.46)
                                                    =======   =======   =======   =======

Weighted average common shares outstanding - basic
 and diluted                                          2,307     2,305     2,307     2,026
                                                    =======   =======   =======   =======
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         TRANS-LUX CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

<CAPTIONS>
                                                            Nine Months Ended
                                                               September 30
                                                          ---------------------
In thousands                                                  2008         2007
-------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                  $ (6,738)     $(2,966)
Loss (income) from discontinued operations                   4,447       (1,284)
                                                          --------      -------
  Loss from continuing operations                           (2,291)      (4,250)
Adjustment to reconcile loss from continuing operations
 to net cash provided by operating activities:
  Depreciation and amortization                              4,872        5,919
  Deferred income taxes                                         13       (1,074)
  Exchange of 8 1/4% notes for common stock                      -        1,345
  Changes in operating assets and liabilities:
    Receivables                                             (2,049)          75
    Inventories                                                254         (918)
    Prepaids and other assets                                  205          186
    Accounts payable and accruals                              319        1,211
    Deferred credits, deposits and other                       (72)        (651)
                                                          --------      -------
      Net cash provided by operating activities
       of continuing operations                              1,251        1,843
                                                          --------      -------

Cash flows from investing activities
Equipment manufactured for rental                           (2,602)      (3,331)
Purchases of property, plant and equipment                    (392)        (131)
                                                          --------      -------
      Net cash used in investing activities
       of continuing operations                             (2,994)      (3,462)
                                                          --------      -------

Cash flows from financing activities
Payments of long-term debt                                  (7,758)      (1,580)
                                                          --------      -------
      Net cash used in financing activities
       of continuing operations                             (7,758)      (1,580)
                                                          --------      -------
Cash flows from discontinued operations
Cash (used in) provided by operating activities
 of discontinued operations                                 (1,750)       1,383
Cash provided by investing activities of
 discontinued operations                                    22,106           32
Cash used in financing activities of
 discontinued operations                                   (15,154)        (511)
                                                          --------      -------
      Net cash provided by discontinued operations           5,202          904
                                                          --------      -------

Net decrease in cash and cash equivalents                   (4,299)      (2,295)
Cash and cash equivalents at beginning of year               6,591        5,765
                                                          --------      -------

Cash and cash equivalents at end of period                $  2,292      $ 3,470
                                                          ========      =======
-------------------------------------------------------------------------------
Interest paid                                             $  2,223      $ 2,161
Income taxes paid                                              166            5
Supplemental disclosures of non-cash financing activities:
Exchange of 8 1/4% notes for common stock                        -        7,829
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the September 30, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited financial statements.

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.9 million as well as $2.0 million in disposal costs in that quarter. See Note 2.

The Company has incurred net losses from continuing operations for the three and nine months ended September 30, 2008 of $380,000 and $2.3 million, respectively, but has generated cash provided by operating activities of continuing operations of $1.3 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve manufacturing efficiencies as well as expanding and improving the outdoor commercial products, particularly digital billboards and fuel price changers to include larger LED arrays, smaller LED pixel sizes for higher resolutions and additional features. The Company believes the outdoor commercial market is a growing industry, and we see increasing usage of digital signage in the outdoor commercial market. The Company also continues to explore ways to reduce costs and relocated its Norwalk facility in the second quarter of 2008 to lower operating costs in the future. The Company continues to take steps to reduce the cost to maintain the equipment on rental and maintenance. In addition, the Company is recording less interest expense as a result of the exchange offer in the first quarter of 2007, see Note 5, paid down debt with the net proceeds from the sale of the assets of the Entertainment Division, see Note 2, and a reduction in interest rates of its variable rate debt. As of September 30, 2008, the total $9.6 million outstanding under its Credit Agreement, which matures on August 1, 2009, has been classified as current, which includes the fully drawn $5.0 million revolving loan facility. The Company has positive working capital of $1.4 million as of September 30, 2008. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by continuing operations will be sufficient to fund its continuing operations and its current obligations through September 30, 2009.


Note 2 - Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed, including $0.3 million of debt of the joint venture, MetroLux Theatres. The $0.4 million cash held in escrow will be released to the Company on July 15, 2009, net of any purchase price adjustments. The buyer assumed the operating results effective as of June 27, 2008. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company is accounting for the Entertainment Division as discontinued operations.

In addition to the $24.5 million purchase price, there is a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008, and a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million. However, there can be no assurance that there will be any additional purchase price earned or that the option will be exercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.9 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008.

The Company has agreed not to compete in the theatre business in certain Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, former executive officers of the Company, have become full time officers of the buyer, managing the theatre business purchased. The Company is providing certain services on a transition basis for up to six months and is also providing consulting services for a year, which consulting services will be rendered by Richard Brandt, a director and consultant to the Company. The Company received an opinion from an independent third party that the transaction was fair to the stockholders of the Company from a financial point of view.

The $5.8 million net proceeds from the sale were used to prepay the term loan under the Credit Agreement with its senior lender and accordingly, the amount of the term loan has been reclassified as current portion of long-term debt in the Condensed Consolidated Balance Sheet as of December 31, 2007. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The assets and liabilities associated with discontinued operations and related results of operations as of December 31, 2007 have been reclassified in the Condensed Consolidated Financial Statements as discontinued operations. The following table presents the financial results of the discontinued operations:

<CAPTIONS>
                                     Three months ended September 30  Nine months ended September 30
In thousands, except per share data              2008           2007             2008           2007
----------------------------------------------------------------------------------------------------
Revenues                                        $   4         $3,617          $ 6,249        $10,687
Operating expenses                                (16)         2,770            4,976          7,989
                                                -----         ------          -------        -------
Gross profit                                       20            847            1,273          2,698
General and administrative expenses               (88)          (266)            (647)          (796)
Interest income (expense)                          15           (334)            (455)          (963)
Income from joint venture                           -            121              239            345
Asset impairment and loss on sale of division      77              -           (4,857)             -
Income tax expense                                  -              -                -              -
                                                -----         ------          -------        -------
Income (loss) from discontinued operations      $  24         $  368          $(4,447)       $ 1,284
                                                =====         ======          =======        =======
Income (loss) per share - basic and diluted     $0.01         $ 0.16          $ (1.93)       $  0.63
                                                =====         ======          =======        =======
----------------------------------------------------------------------------------------------------

Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer.

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheet as of September 30, 2008, with comparative carrying amounts as of December 31, 2007:

<CAPTIONS>
                                                            September 30   December 31
In thousands                                                        2008          2007
--------------------------------------------------------------------------------------
Inventories                                                      $     -       $    85
Prepaids and other assets                                            156           171
Property and equipment, net                                          920        25,397
Other assets                                                           -         1,059
                                                                 -------       -------
Total assets associated with discontinued operations             $ 1,076       $26,712
                                                                 =======       =======

Current liabilities                                              $   663       $ 1,096
Long-term liabilities                                                  -        15,154
                                                                 -------       -------
Total liabilities associated with discontinued operations        $   663       $16,250
                                                                 =======       =======
--------------------------------------------------------------------------------------

Operations of the Joint Venture - Discontinued Operations

The Company had a 50% ownership in a joint venture partnership, MetroLux Theatres ("MetroLux"), accounted for by the equity method, which was included in the sold assets of its Entertainment Division. The Company's equity in partnership net assets is included in the assets associated with discontinued operations in the Condensed Consolidated Balance Sheets at December 31, 2007.

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

The base four-year term of the sale/leaseback ended in June 2008. The Company terminated its subsequent three-year lease for part of the property during the second quarter of 2007 and recognized the remaining $393,000 of the deferred gain. The deferred gain represented the present value of the lease payments over the term of the leaseback and had been recognized proportionately to the rental charge over the base four-year term.


Note 4 - Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

<CAPTIONS>
                   September 30     December 31
In thousands               2008            2007
-----------------------------------------------
Raw materials            $4,715          $4,743
Work-in-progres           1,190           1,351
Finished goods              609             674
                         ------          ------
                         $6,514          $6,768
                         ======          ======
-----------------------------------------------


Note 5 - Long-Term Debt

During the nine months ended September 30, 2008, long-term debt, including current portion, decreased $7.8 million, $2.0 million due to regularly scheduled payments of long-term debt and $5.8 million as a result of the sale of the Entertainment Division. See Note 2.

The Company has a bank Credit Agreement that provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Notes, and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 1.75% (6.75% at September 30, 2008). The Credit Agreement matures on August 1, 2009 and as of September 30, 2008 has been classified as current in the Condensed Consolidated Balance Sheets. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year term loan also maturing August 1, 2009. At September 30, 2008, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a minimum tangible net worth of $17.0 million, a loan-to-value ratio of not more than 50%, a leverage ratio, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of September 30, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0, which the senior lender waived subsequent to the end of the quarter. The amounts outstanding under the Credit Agreement are collateralized by all of the Display Division assets.

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


Note 6 - Reporting Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows:

<CAPTIONS>
                                       Three months ended September 30   Nine months ended September 30
In thousands                                     2008             2007            2008             2007
-------------------------------------------------------------------------------------------------------
Net loss, as reported                          $(356)            $(300)        $(6,738)         $(2,966)
                                               -----             -----         -------          -------
Other comprehensive income:
  Unrealized foreign currency translation
   (loss) gain                                  (154)              234            (245)             504
  Unrealized holding loss on
   available-for-sale securities                 (33)               (7)            (35)             (14)
  Income tax benefit related to items
   of other comprehensive income                  12                 3              13                6
                                               -----             -----         -------          -------
Total other comprehensive (loss) income,
 net of tax                                     (175)              230            (267)             496
                                               -----             -----         -------          -------
Comprehensive loss                             $(531)            $ (70)        $(7,005)         $(2,470)
                                               =====             =====         =======          =======
-------------------------------------------------------------------------------------------------------


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

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions and the 2004 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

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


Note 8 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for the three and nine months ended September 30, 2008 and 2007.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                   Three months ended September 30    Nine months ended September 30
In thousands                                  2008            2007              2008            2007
----------------------------------------------------------------------------------------------------
Interest cost                                $ 160           $ 160             $ 480           $ 480
Expected return on plan assets                (158)           (169)             (474)           (505)
Amortization of prior service cost               4               4                12              12
Amortization of net actuarial loss              66              70               198             212
                                             -----           -----             -----           -----
Net periodic pension cost                    $  72           $  65             $ 216           $ 199
                                             =====           =====             =====           =====
----------------------------------------------------------------------------------------------------

As of September 30, 2008, the Company has recorded current and long-term pension liabilities of $0.1 million and $2.9 million, respectively. The contribution for 2008 is $0.5 million, of which $0.4 million has already been contributed.


Note 9 - Stock Option Plans

During the nine-month period ended September 30, 2008, the Company issued options for 3,000 shares with an exercise price of $3.85 per share under the Non-Employee Director Stock Option Plan; none were issued during the nine-month period ended September 30, 2007. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

Expected volatility is based on historical volatility of the Company's stock and the expected life of options is based on historical data with respect to exercise periods.

The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2008:

<CAPTIONS>
                                                                    Weighted
                                                       Weighted      Average
                                                        Average     Remaining    Aggregate
                                                       Exercise    Contractual   Intrinsic
                                             Options   Price ($)    Term (Yrs)   Value ($)
------------------------------------------------------------------------------------------
Outstanding at beginning of year              65,000       6.08
Granted                                        3,000       3.85
Exercised                                          -          -
Terminated                                   (34,500)      6.72
                                             -------
Outstanding at end of period                  33,500       5.22         3.7
                                             =======                    ===

Vested and expected to vest at end of period  33,500       5.22         3.7             -
                                             =======                    ===

Exercisable at end of period                  28,000       5.34         3.4             -
                                             =======                    ===
------------------------------------------------------------------------------------------


Note 10 - Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At September 30, 2008 and 2007, outstanding stock options to purchase 33,500 and 62,500 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


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

Information about the Company's operations in its three business segments for the three and nine months ended September 30, 2008 and 2007 is as follows:

<CAPTIONS>
                                               Three months ended September 30    Nine months ended September 30
In thousands                                             2008             2007             2008             2007
----------------------------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 3,223          $ 2,776          $ 9,305          $ 8,008
  Outdoor display                                       7,561            7,766           19,728           20,536
  Real estate                                              60              110              228              326
                                                      -------          -------          -------          -------
Total revenues                                        $10,844          $10,652          $29,261          $28,870
                                                      =======          =======          =======          =======
Operating income (loss):
  Indoor display                                      $  (275)         $  (374)         $  (193)         $(1,296)
  Outdoor display                                       1,221              985            2,309            1,818
  Real estate                                              21               81              134              245
                                                      -------          -------          -------          -------
Total operating income                                    967              692            2,250              767
Other income                                                1               15                5              608
Corporate general and administrative expenses            (826)            (940)          (2,952)          (3,301)
Interest expense - net                                   (438)            (601)          (1,360)          (1,802)
Debt conversion cost                                        -                -                -           (1,475)
Income tax (expense) benefit                              (84)             166             (234)             953
                                                      -------          -------          -------          -------
Loss from continuing operations                          (380)            (668)          (2,291)          (4,250)
Income (loss) from discontinued operations                 24              368           (4,447)           1,284
                                                      -------          -------          -------          -------
Net loss                                              $  (356)         $  (300)         $(6,738)         $(2,966)
                                                      =======          =======          =======          =======
----------------------------------------------------------------------------------------------------------------


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

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.9 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008. See Note 2. The following discussion and analysis of financial condition and results of operations relates only to continuing operations.

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

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total revenues for the nine months ended September 30, 2008 increased $391,000 or 1.4% to $29.3 million compared to $28.9 million for the nine months ended September 30, 2007. Indoor display sales revenues increased, but were offset by decreases in Indoor display rental and maintenance revenues, Outdoor display revenues and Real estate rentals revenue.

Indoor display revenues increased $1.3 million or 16.2%. Of this increase, Indoor display equipment sales increased $1.6 million or 67.2%, primarily due to an increase in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $348,000 or 6.3%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry and the wider use of flat-panel screens.

Outdoor display revenues decreased $808,000 or 3.9%. Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $499,000 or 13.5%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Outdoor display equipment sales decreased $309,000 or 1.8%, primarily in the commercial market, offset by increased sales in the catalog sports market.

Real estate rentals revenue decreased $98,000 or 30.1%, primarily due to less than full occupancy of the sub-leased portion of our former Norwalk, CT location, which sub-leases terminated in June 2008.

Total operating income for the nine months ended September 30, 2008 increased $1.5 million to $2.3 million compared to $767,000 for the nine months ended September 30, 2007, principally due to the increase in Indoor sales revenues and a reduction in general and administrative expenses in both the Indoor and Outdoor display segments.

Indoor display operating loss decreased to $193,000 in 2008 compared to a loss of $1.3 million in 2007, primarily as a result of the increase in revenues in the financial services and transportation markets. The cost of Indoor displays represented 77.7% of related revenues in 2008 compared to 80.0% in 2007. Indoor displays cost of equipment rentals and maintenance decreased $215,000 or 4.1%, primarily due to a $384,000 decrease in depreciation expense, offset by a $169,000 increase in field service costs to maintain the equipment. The Company continues to address the cost of field service to align with revenue levels. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $1.0 million or 92.2%, primarily due to the increase in revenues. Indoor display general and administrative expenses decreased $633,000 or 21.8%, primarily due to a reduction in selling payroll and benefits and related expenses and a $204,000 decrease in the allowance for uncollectable accounts.

Outdoor display operating income increased $491,000 or 27.0% to $2.3 million in 2008 compared to $1.8 million in 2007, primarily as a result of a decrease in field service costs to maintain the equipment on rental and maintenance contracts. The cost of Outdoor displays represented 74.8% of related revenues in 2008 compared to 75.9% in 2007. Outdoor display cost of equipment sales remained level. Outdoor display cost of equipment rentals and maintenance decreased $915,000 or 30.4%, primarily due to a $475,000 decrease in field service costs to maintain the equipment and a $439,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $462,000 or 14.8%, primarily due to a reduction in selling and administrative payroll and benefits and related expenses and a $116,000 decrease in the allowance for uncollectable accounts. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Real estate rentals operating income decreased $111,000 or 45.3%, primarily due to the decrease in revenues. Cost of Real estate rentals increased slightly. The cost of Real estate rentals represented 38.2% of related revenues in 2008 compared to 22.1% in 2007. The cost of Real estate rentals as a percentage of related revenues increased primarily due to the reduction in revenues. Real estate rentals general and administrative expenses remained level.

Corporate general and administrative expenses decreased $349,000 or 10.6%, primarily due to decreases in benefits and legal expenses and a foreign currency gain of $107,000 compared to a foreign currency loss of $172,000 in the prior year. The Company continues to monitor and reduce certain overhead costs.

Net interest expense decreased $442,000, due to lower interest rates of the variable debt and a reduction in total debt. The debt conversion cost of $1.5 million in 2007 relates to the one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock relating to the exchange offer that was completed March 14, 2007. See Note 5.

Other income of $608,000 in 2007 mainly relates to a gain resulting from the termination of an office lease.

The effective tax rate for the nine months ended September 30, 2008 and 2007 was 3.6% and 24.3%, respectively. The 2008 rate was affected by the $2.9 million increase in the valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss. The 2007 rate was affected by the $1.5 million one-time, non-cash, non-tax deductible charge relating to exchange of debt for Common Stock, see Note 5. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 7. The current year's income tax expense relates to the Company's Canadian subsidiary.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenues for the three months ended September 30, 2008 increased $192,000 or 1.8% to $10.8 million from $10.7 million for the three months ended September 30, 2007, primarily due to an increase in Indoor display sales revenues, offset by decreases in Indoor display rentals and maintenance revenues, Outdoor display revenues and Real estate rentals revenue.

Indoor display revenues increased $447,000 or 16.1%. Of this increase, Indoor display equipment sales increased $503,000 or 49.9%, primarily due to an increase in sales from the financial services and transportation markets. Indoor display equipment rentals and maintenance revenues decreased $56,000 or 3.2%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the ongoing consolidation within that industry.

Outdoor display revenues decreased $205,000 or 2.6%. Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $143,000 or 11.3%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Outdoor display equipment sales decreased $62,000 or 1.0%, primarily in the outdoor commercial market, offset by an increase in the outdoor catalog sports market.

Real estate rentals revenue decreased $50,000 or 45.5%, primarily due to the termination of the sub-leases at our former Norwalk, CT location, which was vacated in June 2008.

Total operating income for the three months ended September 30, 2008 increased $275,000 to $967,000 from $692,000 for the three months ended September 30, 2007, principally due to the increase in the Indoor sales revenues and a reduction in general and administrative expenses in the Outdoor display segment.

Indoor display operating loss decreased $99,000 to $275,000 in 2008 compared to a loss of $374,000 in 2007, primarily as a result of the increase in revenues in the financial services and transportation markets. The cost of Indoor displays represented 82.0% of related revenues in 2008 compared to 83.0% in 2007. The cost of Indoor displays as a percentage of related revenues decreased primarily due to a $135,000 decrease in depreciation expense, offset by a $16,000 increase in field services costs to maintain the equipment. The Company continues to address the cost of field service to align with revenue levels. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $459,000 or 94.4%, primarily due to the increase in revenues. Indoor display general and administrative expenses remained level, primarily due to a reduction in selling payroll and benefits and related expenses offset by a $95,000 increase in the allowance for uncollectable accounts.

Outdoor display operating income increased $236,000 or 24.0% to $1.2 million in 2008 compared to $985,000 in 2007, primarily as a result of a reduction in general and administrative expenses. The cost of Outdoor displays represented 75.9% of related revenues in 2008 compared to 74.0% in 2007. Outdoor display cost of equipment sales increased $293,000 or 6.1%, principally due to the volume mix of products sold. Outdoor display cost of equipment rentals and maintenance decreased $298,000 or 30.5%, primarily due to a $151,000 decrease in field service costs to maintain the equipment and a $146,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $438,000 or 42.2%, primarily due to a reduction in selling and administrative payroll and benefits and related expenses and a $81,000 decrease in the allowance for uncollectable accounts. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Real estate rentals operating income decreased $60,000, primarily due to the decrease in revenues. Cost of Real estate rentals increased slightly. The cost of Real estate rentals represented 63.3% of related revenues in 2008 compared to 23.6% in 2007. The cost of Real estate rentals as a percentage of related revenues increased primarily due the reduction in revenues. Real estate rentals general and administrative expenses remained level.

Corporate general and administrative expenses decreased $114,000 or 12.1%, primarily due to a decrease in benefits, legal expenses and audit fees and a foreign currency gain of $87,000 compared to a foreign currency loss of $99,000 in the prior year, offset by an increase in general insurance expenses. The Company continues to monitor and reduce certain overhead costs.

Net interest expense decreased $163,000, due to lower interest rates of the variable debt and a reduction in total debt.

The effective tax rate for the three months ended September 30, 2008 and 2007 was 30.9% and 35.6%, respectively. The 2008 rate was affected by the $0.3 million increase in the valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss. The current year's income tax expense relates to the Company's Canadian subsidiary.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, long-term debt, including current portion, decreased a total of $7.8 million. Of this decrease, $2.0 million was due to regularly scheduled payments of long-term and $5.8 million was as a result of the sale of the Entertainment Division. See Note 2.

The Company has a bank Credit Agreement that provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Convertible Subordinated Notes due December 1, 2006 (the "7 1/2% Notes") in September 2006 and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 1.75% (6.75% at September 30, 2008). The Credit Agreement matures on August 1, 2009 and as of September 30, 2008 has been classified as current in the Condensed Consolidated Balance Sheets. Effective December 31, 2006, $6.1 million of the non-revolving line of credit was converted into a four-year term loan also maturing August 1, 2009. At September 30, 2008, the entire revolving loan facility had been drawn. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a minimum tangible net worth of $17.0 million, a loan-to-value ratio of not more than 50%, a leverage ratio, a cap on capital expenditures and maintaining accounts with an average monthly compensating balance of not less than $750,000. As of September 30, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0, which the senior lender waived subsequent to the end of the quarter. The Company is in discussion with senior lenders and others to obtain additional borrowing capacity.

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

The following table summarizes the Company's fixed cash obligations of its continuing operations as of September 30, 2008 for the remainder of 2008 and the next four years:

<CAPTIONS>
                                   Remainder of
In thousands                               2008      2009     2010     2011      2012
-------------------------------------------------------------------------------------
Long-term debt, including interest       $1,340   $10,766   $1,362   $1,345   $13,735
Employment and consulting
  agreement obligations                     315       912      427      303       198
Operating lease payments                    163       509      425      406       272
                                         ------   -------   ------   ------   -------
Total                                    $1,818   $12,187   $2,214   $2,054   $14,205
-------------------------------------------------------------------------------------

Cash and cash equivalents decreased $4.3 million for the nine months ended September 30, 2008 compared to a decrease of $2.3 million for the nine months ended September 30, 2007. The decrease in 2008 from continuing operations is primarily attributable to the investment in equipment for rental and property, plant and equipment of $3.0 million and $2.0 million of scheduled payments of long-term debt, offset by $1.3 million of cash provided by operating activities. The decrease in 2008 from discontinued operations is $0.6 million, $5.2 million of cash provided by discontinued operations, offset by $5.7 million of payments of long-term debt as a result of the sale of the Entertainment Division with the net proceeds. The decrease in 2007 from continuing operations is primarily attributable to the investment in equipment for rental of $3.3 million and $1.6 million of scheduled payments of long-term debt, offset by $1.8 million of cash provided by operating activities of continuing operations. The increase in 2007 from discontinued operations is $0.9 million of cash provided by discontinued operations.

Although the Company has incurred losses from continuing operations, it believes that cash generated from continuing operations together with cash and cash equivalents on hand should be sufficient to fund anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and is in discussions with senior lenders and others. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2008, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $119,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $304,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information


Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors, particularly because of the weakened economy affected by the current adverse market environment. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2007.

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.9 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008. See Note 2.

The Company has incurred net losses from continuing operations for the three and nine months ended September 30, 2008 of $380,000 and $2.3 million, respectively, but has generated cash provided by operating activities of continuing operations of $1.3 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. The Company has positive working capital of $1.4 million as of September 30, 2008. As of September 30, 2008, the total $9.6 million outstanding under its Credit Agreement, which matures on August 1, 2009, has been classified as current, which includes the fully drawn $5.0 million revolving loan facility. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and is in discussions with senior lenders and others to obtain additional borrowing capacity. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives. Management further believes that its current cash resources and cash provided by continuing operations will be sufficient to fund its continuing operations and its current obligations through September 30, 2009.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

As a result of the sale by the Company of the assets of the Entertainment Division, Thomas Brandt, who had been Co-CEO of the Company and head of its real estate operations, theatre construction and expansion, does not plan to stand for re-election to the Trans-Lux Board of Directors in June of 2009, when his present term expires. He is now employed by the Storyteller Theaters Corporation, which acquired the Entertainment Division. In addition, Matthew Brandt, who had been President of the Entertainment Division, plans to resign from the Trans-Lux Board of Directors in June of 2009, even though his present term as director would normally not expire until 2011. He is also now employed by the Storyteller Theaters Corporation. This would leave only one Brandt family member, Richard Brandt, as a Trans-Lux Director. He indicates that he will stand for re-election in June of 2009, when his present term expires. He has been with the Company since 1950 and had been Chairman of the Board and CEO before his retirement. He is presently an active consultant to the Company, which includes providing consulting services to Storyteller Theaters Corporation on behalf of the Company.


Item 6.  Exhibits

         31.1 Certification of Michael R. Mulcahy, President and Chief
              Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Michael R. Mulcahy, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 17, 2008



                                       by /s/ Angela D. Toppi
                                          ----------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer