Form 10-K
period 2008-12-31
TRANS LUX CORP
filed 2009-04-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2008
                                            -----------------


                         Commission file number 1-2257
                                                ------

                             TRANS-LUX CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-1394750
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    26 Pearl Street, Norwalk, CT  06850-1647
                    ----------------------------------------
        (Address of Registrant's principal executive offices) (Zip code)

      Registrant's telephone number, including area code:  (203) 853-4321
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $1.00 par value         NYSE Amex

8 1/4% Limited Convertible Senior
  Subordinated Notes due 2012         NYSE Amex

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                      2008 Form 10-K Cover Page Continued


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

Large accelerated filer   Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---
Smaller reporting company X
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

The aggregate market value of the Registrant's Common and Class B Stock held by non-affiliates of the Registrant based upon the last sale price of the Registrant's Common Stock reported on the NYSE Amex on June 30, 2008, was approximately $9,238,000. (The value of a share of Common Stock is used as the value for a share of Class B Stock, as there is no established market for Class B Stock, which is convertible into Common Stock on a share-for-share basis.)

As of the close of business on April 14, 2009, there were outstanding 2,020,090 shares of the Registrant's Common Stock and 286,814 shares of its Class B Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2008 Form 10-K Annual Report

                               Table of Contents

                                     PART I

<CAPTIONS>
                                                                       Page
                                                                       ----
ITEM 1.  Business                                                         1
ITEM 1A. Risk Factors                                                     5
ITEM 1B. Unresolved Staff Comments                                        7
ITEM 2.  Properties                                                       7
ITEM 3.  Legal Proceedings                                                7
ITEM 4.  Submission of Matters to a Vote of Security Holders              7

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities    7
ITEM 6.  Selected Financial Data                                          8
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk       8
ITEM 8.  Financial Statements and Supplementary Data                      8
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         8
ITEM 9A. Controls and Procedures                                          8
ITEM 9B. Other Information                                                8

                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance           9
ITEM 11. Executive Compensation                                           9
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                       9
ITEM 13. Certain Relationships and Related Transactions, and
         Director Independence                                            9
ITEM 14. Principal Accounting Fees and Services                          10

                                    PART IV

ITEM 15. Exhibits and Financial Statement Schedules                      10

Signatures                                                               12

                                     PART I
ITEM 1.  BUSINESS

Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a full-service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays the Company manufactures, distributes and services. These display systems utilize LED (light emitting diode) technologies. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these display products include text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications. In addition to its core display business, the Company also owns an income-producing real estate property.

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed, including $0.3 million of debt of the joint venture, MetroLux Theatres. The Entertainment Division operated motion picture theatres in the western Mountain States. The Company has accounted for the Entertainment Division as discontinued operations in the accompanying financial statements.

The following provides information of our continuing businesses.

ELECTRONIC INFORMATION DISPLAY PRODUCTS
---------------------------------------

The Company's high performance electronic information displays are used to communicate messages and information in a variety of indoor and outdoor applications. The Company's product line encompasses a wide range of state-of-the-art electronic displays in various size and color configurations. Most of the Company's display products include hardware components and sophisticated software. In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications. The Company also operates a direct service network throughout the United States and parts of Canada, which performs on-site project management, installation, service and maintenance for its customers and others.

The Company employs a modular engineering design strategy, allowing basic 'building blocks' of electronic modules to be easily combined and configured in order to meet the broad application requirements of the industries it serves. This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

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

Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government/private sector and gaming.
The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. Banks and other financial institutions also use information displays to advertise product offerings to consumers. The Indoor division has a product line of advanced last sale price displays, tri-color LED tickers and graphic displays.

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

Outdoor Division: The outdoor electronic display market is even more diverse than the Indoor division. Displays are being used by schools, sports stadiums, sports venues, gas stations, highway departments and outdoor advertisers, such as digital billboards, attempting to capture the attention of passers-by. The Outdoor division has a product line of LED message centers, scoreboards and video displays available in monochrome and full color. The Company has utilized its strong position in the Indoor display market combined with several acquisitions to enhance its presence in the Outdoor display market. Outdoor displays are installed in amusement parks, entertainment facilities, high schools, college sports stadiums, city park and recreational facilities, churches, racetracks, military installations, automobile dealerships, banks and other financial institutions. This division generally sells through dealers and distributors. Equipment for the Outdoor display segment generally has a lead-time of 10 to 120 days depending on the size and type of equipment ordered and material availability.

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2008 and 2007 was approximately $3.9 million and $4.5 million, respectively. The December 31, 2008 backlog is expected to be recognized in 2009. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

During 2008 the Company's Outdoor display division continued to enhance CaptiVue(R), a line of outdoor full matrix LED message centers. CaptiVue offers greater design flexibility, modularity and increased clarity at an economical price. Recent enhancements include the introduction of a high resolution 20mm full color model. The wireless scoreboard control was updated to incorporate the newer generation radio systems. In parallel with the new radio system, the Company introduced the MiScore(TM) and MiTime(TM) handheld, simple to operate controllers.

The Company supplements its LED product line with third-party LED products to remain competitive in price, product offerings and performance. The Company offers the product of a leading provider of advanced LED video display products that we distribute to the markets we serve. Trans-Lux is marketing these products for both indoor and outdoor applications under the name CaptiVision(TM). CaptiVision jumbo video monitors have the capability to deliver brilliant full motion video and animation in billions of colors to corporate, financial and entertainment markets where the presentation of multimedia, live-action, advertising and promotions is of major importance.

The Company continued enhancements to its line of economical full-matrix indoor graphic display products. GraphixWall(R) fixed size displays and GraphixMax(TM) tileable displays for larger custom sizes feature versatile functionality at a lower cost, presenting line art, graphics and variable-sized text. Applications for GraphixWall and GraphixMax displays include flight information, baggage claim and way-finding at airports, automatic call directories at contact centers, order processing support at manufacturing facilities and for posting prices and promoting products in financial and retail environments. Recent enhancements include a full color version for additional color flexibility and impact.

Continued development of indoor products includes new monochrome and tri-color ticker displays utilizing improved LED display technology; curved and flexible displays; greater integration of blue LEDs to provide full color text and graphic displays; wireless controlled displays; and a new graphic interface to display more data at higher resolutions.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff of 17 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations where required. Engineering expense and product enhancement and development amounted to $2.0 million, $1.8 million and $2.0 million in 2008, 2007 and 2006, respectively.

MARKETING AND DISTRIBUTION
--------------------------

The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 14 direct sales representatives, three telemarketers and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 15 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company has existing relationships with approximately 18 independent distributors worldwide covering Europe, the Middle East, South and Central America, Africa, the Far East and Australia. Foreign sales have represented less than 10% of total revenues in the past three years.

Headquartered in Norwalk, Connecticut, the Company has sales and service offices in New York, New York; Des Moines, Iowa; Logan, Utah; Toronto, Ontario; and Burlington, Ontario; as well as approximately 17 satellite offices in the U.S.

The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

The Company's revenues in 2008, 2007 and 2006 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

The Company's production facilities are located in Stratford, Connecticut and Des Moines, Iowa. The Company relocated from its facility in Norwalk, Connecticut to Stratford, Connecticut during 2008. The production facilities consist principally of the manufacturing, assembly and testing of display units and related components. The Company performs most subassembly and all final assembly of its products.

All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce very large sheet metal fabrications, cable assemblies and surface mount and through-hole designed assemblies. Some of the subassembly processes are outsourced. The Company's production of many of the subassemblies and all of the final assemblies gives the Company the control needed for on-time delivery to its customers.

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

SERVICE AND SUPPORT
-------------------

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company's rental equipment and maintenance bases and other types of customer-owned equipment. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. The Company's dealers and distributors offer support for the products they sell in the market segment they cover.

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

COMPETITION
-----------

The Company's offers of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the display business. The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming displays in the United States, as well as one of the larger outdoor electronic display and service organizations in the country.

The Company competes with a number of competitors, both larger and smaller than itself, with products based on different forms of technology. There are several companies whose current products utilize similar technology and who possess the resources necessary to develop competitive and more sophisticated products in the future.

REAL ESTATE RENTAL OPERATIONS
-----------------------------

The Company owns an income-producing real estate property located in Santa Fe, New Mexico, which currently has a 81% occupancy rate. This property has been placed on the market for sale because it does not directly relate to our core business.

INTELLECTUAL PROPERTY
---------------------

The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and considers such patents, licenses and trademarks important to its business.

EMPLOYEES
---------

The Company has approximately 224 employees as of March 2, 2009. Approximately 21% of the employees are unionized. The Company believes its employee relations are good.

ITEM 1A.  RISK FACTORS

THE CURRENT GLOBAL ECONOMIC CRISIS COULD NEGATIVELY IMPACT OUR BUSINESS
-----------------------------------------------------------------------

The current global economic crisis could adversely affect our customers and our suppliers and businesses such as ours. As a result, it could have a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for uncollectable accounts receivable and/or write-offs of accounts receivable, impair our ability to access credit markets and finance our operations and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

LEVERAGE
--------

As of December 31, 2008, the Company's total long-term debt (including current portion) was $22.6 million. We expect we will incur indebtedness in connection with new rental equipment leases and working capital. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

NATURE OF LEASING AND MAINTENANCE REVENUES
------------------------------------------

We derive a substantial percentage of our revenues from the leasing of our electronic information displays, generally pursuant to leases that have an average term of one to five years. Consequently, our future success is at least partly dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire. We also derive a significant percentage of our revenues from maintenance agreements relating to our display products. The average term of such agreements is generally one to five years.
A portion of the maintenance agreements is cancelable upon 30 days notice.
There can be no assurance that we will be successful in obtaining renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

DEPENDENCE ON KEY PERSONNEL
---------------------------

We believe that our President and Chief Executive Officer, Michael R. Mulcahy, plays a significant role in the success of the Company and the loss of his services could have an adverse effect on the Company. There can be no assurance that the Company would be able to find a suitable replacement for Mr. Mulcahy. The Company has an employment agreement with Mr. Mulcahy that expires in 2010, which may be extended by the employee in case of a change-in-control approved by the present Board of Directors. The Company believes that in addition to the above referenced key personnel, there is a core group of executives that also plays a significant role in the success of the Company.

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

Additionally, we are authorized to issue 500,000 shares of Preferred Stock containing such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock. Our Board of Directors is also authorized to issue 3,000,000 shares of Class A Stock, which is identical to the Common Stock but is non-voting and is entitled to a 10% higher dividend than the Common Stock.

As of December 31, 2008, 13 stockholders who are executive officers and/or directors of the Company beneficially own approximately 81.96% of our outstanding Class B Stock, 10.19% of all classes and 49.21% of the voting power. So long as the Class B stock is outstanding, these stockholders collectively will continue to have the ability to elect all of our directors and to veto major transactions for which a stockholder vote is required under Delaware law, including mergers, consolidations and certain other significant transactions. These stockholders could also block tender offers for our Common Stock that could give stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.

LIMITED TRADING VOLUME AND VOLATILITY OF STOCK PRICE
----------------------------------------------------

Our Common Stock is not widely held and the volume of trading has been relatively low and sporadic. Accordingly, the Common Stock is subject to increased price volatility and reduced liquidity. There can be no assurance a more active trading market for the Common Stock will develop or be sustained if it does develop. The limited public float of our Common Stock could cause the market price for the Common Stock to fluctuate substantially. In addition, stock markets have experienced wide price and volume fluctuations in recent periods and these fluctuations often have been unrelated to the operating performance of the specific companies affected. Any of these factors could adversely affect the market price of the Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 289,785 shares of Common Stock (including Class B Stock if converted into equal amounts of Common Stock) may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  PROPERTIES

In June 2008, the Company relocated its headquarters and principal executive offices to a leased facility at 26 Pearl Street, Norwalk, Connecticut, which is used for administration and sales, and relocated its engineering, manufacturing and assembly of its indoor display products to a leased facility in Stratford, Connecticut. Prior to relocating the Company was located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns a facility in Des Moines, Iowa where its outdoor operations are maintained.

In addition, the Company owns an income-producing real estate property in Santa Fe, New Mexico and land in Silver City, New Mexico. Both of these properties have been placed on the market for sale because they do not directly relate to our core business. The Company leases six other premises throughout North America for use as sales, service and/or administrative operations. The aggregate rental expense was $773,000, $662,000 and $781,000 for the years ended December 31, 2008, 2007 and 2006, respectively.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance. The Company and four of its directors are party to a pending legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830 (KMK), beneficial owners of forty-three percent of the common stock of the Company. The proceeding, which is in the process of possibly being settled, is not expected to have an adverse impact on the consolidated financial position or operations of the Company.

The Company is also party to other pending legal proceedings and claims, which are covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's Common Stock is traded on the NYSE Amex under the symbol "TLX." Sales prices are set forth in (d) below.

     (b) The Company had approximately 594 holders of record of its Common Stock and approximately 59 holders of record of its Class B Stock as of April 14, 2009.

     (c) The Board of Directors did not declare any cash dividends for Common Stock and Class B Stock during 2008 in order to conserve cash and pay down debt. Management and the Board of Directors will continue to review payment of quarterly cash dividends.

     (d) The range of Common Stock prices on the NYSE Amex are set forth in the quarterly financial data table below in Item 6(b).

     (e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2008.


ITEM 6.  SELECTED FINANCIAL DATA

     (a) Not applicable.

     (b) To be filed by amendment to this Form 10-K by April 30, 2009.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To be filed by amendment to this Form 10-K by April 30, 2009.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 11 to the consolidated financial statements. A one percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $111,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $5,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2008.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To be filed by amendment to this Form 10-K by April 30, 2009.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T).  CONTROLS AND PROCEDURES

To be filed by amendment to this Form 10-K by April 30, 2009.


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

      (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

      Name                   Office                                     Age
      ------------------     -------------------------------------      ---
      Michael R. Mulcahy     President and Chief Executive Officer      60
      Angela D. Toppi        Executive Vice President, Treasurer,       53
                             Secretary and Chief Financial Officer
      Al L. Miller           Executive Vice President                   63
      Karl P. Hirschauer     Senior Vice President                      61
      Thomas F. Mahoney      Senior Vice President                      61

      Messrs. Mulcahy, Miller, Hirschauer, Mahoney and Ms. Toppi have each been associated in an executive capacity with the Company for more than five years.

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

                           Equity Compensation Plan Information
                           ------------------------------------

     <CAPTIONS>
                                                             Securities       Weighted       Securities
                                                            to be issued      average       available for
     December 31, 2008                                      upon exercise  exercise price  future issuance
     -----------------------------------------------------------------------------------------------------
     Equity compensation plans approved by stockholders        23,500          $5.72            10,500
     Equity compensation plans not approved by stockholders    10,000           4.03                 -
                                                               ------                           ------
     Total                                                     33,500           5.22            10,500
     -----------------------------------------------------------------------------------------------------

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


                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:
          1    Consolidated Financial Statements of Trans-Lux Corporation:
                 To be filed by amendment to this Form 10-K by April 30, 2009.

          2    Financial Statement Schedules:  None.

          3    Exhibits:
          3(a) Form of Restated Certificate of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

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

         10.1 Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

         10.2 Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

         10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated as of April 1, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2001). Amendment No. 2 dated as of December 31, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2002). Amendment No. 3 dated as of December 31, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2003). Amendment No. 4 dated as of December 31, 2008 filed herewith.

         10.4 Supplemental Executive Retirement Plan dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2009).

         10.5(a) 1989 Non-Employee Director Stock Option Plan, as amended
               (incorporated by reference to Exhibit 10.4(a) of Form 10-K for the year ended December 31, 1999).

          (b) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

         10.6 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28, 2004). Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31,
               2006). Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2006). Amendment No.
               5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007). Amendment No. 9 dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008).

         10.7 Consulting Agreement with Moving Images, LLC dated as of December 1, 2004 and termination letter with Richard Brandt (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2004). Amendment dated December 7, 2005 (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2005). Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007). Amendment dated December 31, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K dated January 6, 2009).

         10.8 Amended and Restated Employment Agreement with Michael R. Mulcahy dated January 1, 2009 (incorporated by reference to
               Exhibit 10.2 of Form 8-K dated January 6, 2009).

         10.9 Employment Agreement with Angela D. Toppi dated as of April 1, 2005 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2004).

         10.10 Amended and Restated Employment Agreement with Al Miller dated January 1, 2009 (incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2009).

         10.11 Employment Agreement with Karl Hirschauer dated as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2008).

         21    List of Subsidiaries filed herewith.

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



Dated:  April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                            April 15, 2009
----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                  April 15, 2009
----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Matthew Brandt                               April 15, 2009
----------------------------------------
Matthew Brandt, Director

        /s/ Richard Brandt                               April 15, 2009
----------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                April 15, 2009
----------------------------------------
Thomas Brandt, Director

                                                         April 15, 2009
----------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                             April 15, 2009
----------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                             April 15, 2009
----------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                           April 15, 2009
----------------------------------------
Michael R. Mulcahy, President, Chief
Executive Officer and Director