Form 10-K/A
period 2008-12-31
TRANS LUX CORP
filed 2009-04-22
CIK 99106

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                     2008 Form 10-K/A Cover Page Continued


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

As of the close of business on April 21, 2009, there were outstanding 2,020,090 shares of the Registrant's Common Stock and 286,814 shares of its Class B Stock.


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

-------------------------------------------------------------------------------
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the SEC on April 15, 2009. We are filing this Form 10-K/A to include the Quarterly Financial Data as set forth in Item 6(b), Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in Item 7, Financial Statements as set forth in Item 8, Controls and Procedures as set forth in Item 9A and to include the certifications.

Except as described above, no other changes have been made to the original filing.
--------------------------------------------------------------------------------

                             TRANS-LUX CORPORATION
                         2008 Form 10-K/A Annual Report

                               Table of Contents

                                     PART I

<CAPTIONS>
                                                                       Page
                                                                       ----
ITEM 1.  Business                                                         1
ITEM 1A. Risk Factors                                                     5
ITEM 1B. Unresolved Staff Comments                                        7
ITEM 2.  Properties                                                       7
ITEM 3.  Legal Proceedings                                                7
ITEM 4.  Submission of Matters to a Vote of Security Holders              7

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities    7
ITEM 6.  Selected Financial Data                                          8
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk      15
ITEM 8.  Financial Statements and Supplementary Data                     15
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        38
ITEM 9A. Controls and Procedures                                         38
ITEM 9B. Other Information                                               39

                                    PART III

ITEM 10. Directors, Executive Officers and Corporate Governance          39
ITEM 11. Executive Compensation                                          39
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                      39
ITEM 13. Certain Relationships and Related Transactions, and
         Director Independence                                           40
ITEM 14. Principal Accounting Fees and Services                          40

                                    PART IV

ITEM 15. Exhibits and Financial Statement Schedules                      40

Signatures                                                               42

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


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance. The Company and four of its directors are party to a pending legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830 (KMK), and GAMCO
Asset Management Inc., Gabelli Small Cap Growth Fund LLC, Gabelli Global Multimedia Trust, Inc. Gabelli Dividend and Income Trust, and Gabelli Convertible Fund LLC the owners of forty-three percent of the common stock of the Company. The proceeding, which is in the process of possibly being settled, is not expected to have an adverse impact on the consolidated financial position or operations of the Company.

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


ITEM 6.  SELECTED FINANCIAL DATA

     (a) Not applicable.

     (b) The following table sets forth quarterly financial data for years ended
         December 31, 2008 and 2007:

         <CAPTIONS>
         In thousands, except per share data   Quarters ended     March 31       June 30  September 30   December 31
         -----------------------------------------------------------------------------------------------------------
         2008
         Revenues                                             $      8,000  $     10,417  $     10,844  $      7,422
         Gross profit                                                2,003         2,764         2,423         1,306
         Loss from continuing operations                            (1,186)       (1,719)         (363)       (1,348)
         Income (loss) from discontinued operations                    159        (3,636)            7            44
         Net loss                                                   (1,027)       (5,355)         (356)       (1,304)
         Loss per share continuing operations                        (0.52)        (0.74)        (0.16)        (0.58)
         Earnings (loss) per share discontinued operations            0.07         (1.58)         0.01          0.01
         Total loss per share                                        (0.45)        (2.32)        (0.15)        (0.57)
         Cash dividends per share:
           Common stock                                                  -             -             -             -
           Class B stock                                                 -             -             -             -
         Range of Common Stock prices on the NYSE Amex        $3.00 - 6.70  $3.15 - 4.15  $1.80 - 6.10  $0.50 - 2.65
         -----------------------------------------------------------------------------------------------------------
         2007 (1)
         Revenues                                             $      8,703  $      9,515  $     10,652  $      8,446
         Gross profit                                                1,998         2,225         2,579         1,319
         Loss from continuing operations                            (2,623)         (472)         (459)       (2,258)
         Income from discontinued operations                           221           208           159           129
         Net loss (2)                                               (2,402)         (264)         (300)       (2,129)
         Loss per share continuing operations                        (1.80)        (0.19)        (0.20)        (0.98)
         Earnings per share discontinued operations                   0.15          0.08          0.07          0.06
         Total loss per share                                        (1.65)        (0.11)        (0.13)        (0.92)
         Cash dividends per share:
           Common stock                                                  -             -             -             -
           Class B stock                                                 -             -             -             -
         Range of Common Stock prices on the NYSE Amex        $6.50 - 9.04  $5.85 - 7.45  $5.00 - 7.30  $4.55 - 6.40
         -----------------------------------------------------------------------------------------------------------

         (1) Restated to reflect the sale of the Entertainment Division on June 26, 2008, which is reported as discontinued operations.

         (2) The quarter ended March 31, 2007 net loss includes a $1.5 million debt conversion cost.  The quarter ended December 31, 2007 net loss includes a $1.0 million valuation allowance on deferred tax assets and
             $0.4 million pension settlement charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates an income producing rental property.
The Company operates in three reportable segments: Indoor display, Outdoor display and Real estate rental.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail, digital billboards and commercial markets. The Real estate rental segment includes an income-producing real estate property.

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.8 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008. See Note 2 - Discontinued Operations to the consolidated financial statements. The following discussion and analysis of financial condition and results of operations relates only to continuing operations.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectable accounts receivable, slow-moving and obsolete inventories, goodwill and intangible assets, income taxes, warranty obligations, pension plan obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.

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

Uncollectable Accounts Receivable: The Company maintains allowances for uncollectable accounts receivable for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectable accounts receivable may be required.

Slow-Moving and Obsolete Inventories: The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. The Company uses the fair market value approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value. The fair market valuations used for the impairment tests can be affected by changes in the estimates of revenue multiples and the discount rate used in the calculations. The October 1, 2008 annual review indicated an impairment of $194,000 of the goodwill associated with the commercial outdoor display business, predominantly due to economic trends. Goodwill in our other businesses was not impaired. No impairment resulted from the annual reviews performed in 2007 or 2006. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

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

Pension Plan Obligations: The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns, rates of salary increases and discount rates.
During 2008 and 2007, the Company recorded an after tax change in unrecognized pension liability in other comprehensive loss of $1.5 million and ($103,000), respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2008, plan assets were invested 52.9% in guaranteed investment contracts, 44.0% in equity and index funds and 3.1% in bonds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2008, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.75%; rates of salary increases, 3.00%; and discount rate, 6.25%. Net periodic cost for 2009 will be based on the December 31, 2008 valuation. The defined benefit plan periodic cost was $291,000 in 2008, $628,000 in 2007 and $285,000 in 2006. The
2007 periodic pension cost included a settlement charge of $366,000. See Note 14 - Pension Plan to the consolidated financial statements. At December 31, 2008, assuming no change in the other assumptions, a one percentage point change in investment returns would affect the net periodic cost by $72,000 and a one percentage point change in the discount rate would affect the net periodic cost by $95,000. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2008.


Results of Operations

2008 Compared to 2007

Total revenues for the year ended December 31, 2008 decreased 1.7% to $36.7 million from $37.3 million for the year ended December 31, 2007, principally due to decreases in both Indoor and Outdoor display equipment rentals and maintenance revenues and Outdoor display sales revenues, offset by an increase in Indoor display sales revenues.

Indoor display revenues increased $641,000 or 5.9%. Of this increase, Indoor display equipment sales increased $1.2 million or 36.5%, primarily due an increase in sales from the financial services, gaming and transportation markets.

Indoor display equipment rentals and maintenance revenues decreased $606,000 or 8.2%, primarily due to disconnects and non-renewals of equipment on rental and maintenance on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, due to the global recession, both Indoor sales and rentals and maintenance revenues have been negatively impacted and continue to be in 2009.

Outdoor display revenues decreased $1.1 million or 4.4%. Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $672,000 or 13.8%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Outdoor display equipment sales decreased $465,000 or 2.2%, primarily in the commercial market, offset by increased sales in the catalog sports market. Also, due to the global recession, both Outdoor sales and rentals and maintenance revenues have been negatively impacted and continue to be in 2009.

Real estate rental revenues decreased $137,000 or 33.2%, primarily due to less than full occupancy of the sub-leased portion of our former Norwalk, CT location, which sub-leases terminated in June 2008.

Total operating income for the year ended December 31, 2008 increased to $1.4 million from $115,000 for the year ended December 31, 2007, principally due to the increase in Indoor sales revenues, a reduction in general and administrative expenses in both the Indoor and Outdoor display segments and a decrease in the cost of Outdoor equipment rentals and maintenance.

Indoor display operating loss decreased to $505,000 in 2008 compared to a loss of $1.6 million in 2007, primarily as a result of the increase in revenues in the financial services, gaming and transportation markets, a decrease in depreciation expense related to the equipment rentals base and a decrease in general and administrative expenses. The cost of Indoor displays represented 80.3% of related revenues in 2008 compared to 81.5% in 2007. Indoor displays cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to the relationship between the cost of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate.
The Company continues to monitor and address the cost of its field service operations to bring it in line with the revenues. Indoor displays cost of equipment rentals and maintenance decreased $375,000 or 5.3%, primarily due to a $422,000 decrease in depreciation expense, offset by a $47,000 increase in field service costs to maintain the equipment. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $757,000 or 42.3%, primarily due to the increase in Indoor display sales and reduced margins of the Indoor display equipment sales due to product mix of sales to the transportation market. Indoor display general and administrative expenses decreased $796,000 or 22.3%, primarily due to a reduction in selling payroll and benefits and related expenses and a $265,000 decrease in bad debt expense. Due to the current economic condition, subsequent to year-end, certain personnel and related expenses of the Indoor display business were reduced, resulting in annual cash savings of approximately $0.9 million.

Outdoor display operating income increased $365,000 or 26.4%, primarily as a result of a decrease in depreciation expense related to the equipment rentals base, offset by $194,000 for the write down of goodwill, predominantly due to economic trends, relating to a 1995 acquisition in the outdoor commercial business. The cost of Outdoor displays represented 75.7% of related revenues in 2008 compared to 77.7% in 2007. Outdoor displays cost of equipment rentals and maintenance decreased $1.2 million or 30.6%, primarily due to a $573,000 decrease in depreciation expense and a $642,000 decrease in field service costs to maintain the equipment. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display cost of equipment sales decreased $170,000 or 1.0%, principally due to the decrease in volume. Outdoor display general and administrative expenses decreased $311,000 or 7.0%, primarily due to a $231,000 reduction in engineering expense. Due to the current economic condition, subsequent to year-end, certain personnel and related expenses of the commercial business were reduced, and all non-union personnel salaries were reduced, resulting in an annual cash savings of approximately $1.0 million.

Real estate rental operating income decreased $137,000 or 46.6%, primarily due the decrease in revenues due to less than full occupancy. The cost of Real estate rental represented 37.7% of related revenues in 2008 compared to 26.4% in 2007. Both the cost of Real estate rental and the general and administrative expenses remained level.

Corporate general and administrative expenses decreased $1.1 million or 26.4%, primarily due a foreign currency gain of $569,000 compared to a foreign currency loss of $259,000 in the prior year and decreases in personnel, benefits, legal fees and audit fees. The Company continues to monitor and reduce certain overhead costs. Due to current economic conditions, subsequent to year-end, all personnel salaries and consulting fees were reduced, resulting in an annual savings of approximately $0.3 million.

Net interest expense decreased $431,000 or 22.0%, due to lower interest rates of the variable debt and a reduction in total debt.

Goodwill impairment is a charge relating to a 1995 acquisition in the outdoor commercial business the Company wrote off. See Goodwill and Intangibles section above. The Company's goodwill evaluation indicated an impairment as of October 1, 2008.

Other (loss) income includes an $81,000 loss on investments that were sold in January 2009.

The effective tax rate for continuing operations for the years ended December 31, 2008 and 2007 was 39.5% and (15.9%), respectively. The 2008 effective tax rate was affected by the $2.7 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss and the effect of allocating income taxes between continuing operations and discontinued operations. The 2007 effective tax benefit rate was affected by the $1.5 million one-time, non-cash, non-tax deductible debt conversion cost and the $1.0 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss in recent years.


2007 Compared to 2006

Total revenues for the year ended December 31, 2007 decreased 8.7% to $37.3 million from $40.9 million for the year ended December 31, 2006, principally due to a decrease in Indoor display sales.

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

Real estate rental revenues remained level.

Total operating income for the year ended December 31, 2007 decreased to $115,000 from $1.3 million for the year ended December 31, 2006, principally due to the increased losses of the Indoor display segment.

Indoor display operating loss increased $1.2 million to a loss of $1.6 million in 2007 compared to a loss of $361,000 in 2006, primarily as a result of the decrease in revenues in the financial services and transportation markets. The cost of Indoor displays represented 81.5% of related revenues in 2007 compared to 75.0% in 2006. The cost of Indoor displays as a percentage of related revenues increased primarily due to the relationship between field service costs of equipment rentals and maintenance decreasing, and the revenues from Indoor display equipment rentals and maintenance also decreasing, but not at the same rate. The Company continues to monitor and address the cost of its field service operations to try and bring it in line with the revenues and has centralized the dispatch, help desk and repair functions into the Des Moines, Iowa facility. Indoor display cost of equipment rentals and maintenance decreased $223,000 or 3.1%, largely due to a $502,000 reduction in depreciation expense, offset by an increase of $279,000 of field service costs. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation expense. Indoor display cost of equipment sales decreased $1.3 million or 42.5%, primarily due to the decrease in Indoor display sales. Indoor display general and administrative expenses decreased

$261,000 or 6.8%, primarily due to a reduction in salaries, related benefits and travel costs, offset by an increase in the allowance for doubtful accounts.

Outdoor display operating income decreased $12,000 or 0.9%, primarily as a result of a decrease in catalog sports revenue and an increase in the allowance for doubtful accounts, offset by a reduction in depreciation expense. The cost of Outdoor displays represented 77.7% of related revenues in 2007 compared to 78.3% in 2006. Outdoor display cost of equipment sales increased by 1.1%, primarily due to the cost of raw materials. Outdoor display cost of equipment rentals and maintenance decreased $777,000 or 16.4%, primarily due to a decrease in field service costs of $436,000 and a reduction in depreciation expense of $341,000. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation expense. Outdoor display general and administrative expenses increased slightly.

Real estate rental operating income decreased $15,000 or 4.9%. The cost of Real estate rental represented 26.4% of related revenues in 2007 compared to 24.3% in 2006. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses increased $1.1 million or 35.9%, primarily due to the negative effect of a $406,000 change in the currency exchange gain/loss in 2007 compared to 2006, an increase of $374,000 in pension expense and an increase in the cost of medical benefits.

Net interest expense decreased $633,000 or 24.4%, primarily due to the reduction in the 8 1/4% Limited Convertible Senior Subordinated Notes due 2012, as a result of the exchange offer in the first quarter of 2007, coupled with the reduction of other long-term debt due to regularly scheduled payments and a reduction in the interest rates of the variable rate debt.

The debt conversion cost relates to a $1.5 million one-time, non-cash, non-tax deductible charge for the exchange of debt for Common Stock as a result of the exchange offer. See Note 11 - Long-Term Debt to the consolidated financial statements.

The effective tax benefit rate for continuing operations for the years ended December 31, 2007 and 2006 was 15.9% and 46.9%, respectively. The 2007 effective tax benefit rate was affected by the $1.5 million one-time, non-cash, non-tax deductible debt conversion cost and the $1.0 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss in recent years. The 2006 effective tax benefit rate was affected by the reversal of a deferred tax liability related to prior repurchases of the Company's convertible debt.


Liquidity and Capital Resources

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (3.25% at December 31, 2008). Subsequent to year-end the rate of interest was modified to Prime plus 2.00%, with a floor of 6.00%, and the maturity date of the Credit Agreement was extended to April 1, 2010.
The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a a loan-to-value ratio of not more than 50% and a leverage ratio. Subsequent to year-end, the fixed charge coverage ratio was modified to 1.1 to 1.0 for two quarters and the tangible net worth was redefined and modified to $24.0 million. As of December 31, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the cap on capital expenditures, which the senior lender waived subsequent to year-end. At December 31, 2008, the entire revolving loan facility had been drawn. The non-revolving line of credit is no longer available. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes it should be able to accomplish within the next twelve months, but the current global credit market has been impacting the timing of accomplishing these objectives. While management believes it will be successful, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

During 2007, the Company secured a five-year $2.0 million financing of its real estate rental property in New Mexico at prime rate of interest, with a floor of 6.75%, which was the rate of interest at December 31, 2008.

No cash dividends for Common Stock and Class B Stock were declared by the Board of Directors during 2008 or 2007 in order to conserve cash and pay down debt.

The Company has incurred net losses from continuing operations for the years ended December 31, 2008, 2007 and 2006 of $4.6 million, $5.8 million and $2.3 million, respectively, but has generated cash provided by operating activities of continuing operations of $1.6 million, $4.7 million and $2.4 million for the years December 31, 2008, 2007 and 2006, respectively. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve manufacturing efficiencies as well as expanding and improving the outdoor commercial products, particularly controllers and digital billboards to include larger LED arrays, smaller LED pixel sizes for higher resolutions and additional features. The Company believes the outdoor commercial market is a growing industry, and we see increasing usage of digital signage in the outdoor commercial market once the economy begins to recover.
The Company also continues to explore ways to reduce costs and relocated its Norwalk facility in the second quarter of 2008 to lower operating costs in the future. The Company continues to take steps to reduce the cost to maintain the equipment on rental and maintenance. In addition, the Company is recording less interest expense as a result of the exchange offer in the first quarter of 2007, see Note 11 - Long-Term Debt to the consolidated financial statements, paid down debt with the net proceeds from the sale of the assets of the Entertainment Division, see Note 2 - Discontinued Operations to the consolidated financial statements, and a reduction in interest rates of its variable rate debt. The Company has positive working capital of $1.8 million as of December 31, 2008. Management believes that its current cash resources and cash provided by continuing operations should be sufficient to fund its continuing operations and its current obligations through December 31, 2009.

Cash and cash equivalents decreased $5.2 million in 2008 compared to an increase of $0.8 million in 2007 and a decrease of $7.8 million in 2006. The decrease in 2008 was primarily attributable to a $5.7 million payment of long-term debt with the net proceeds from the sale of the assets of the Entertainment Division, in addition to $2.7 million of regularly scheduled payments of long-term debt. Operating activities provided $1.6 million, offset by the investment in equipment manufactured for rental of $4.1 million and purchases of property, plant and equipment of $0.4 million. The increase in 2007 was primarily attributable to proceeds received from loan borrowings of $2.0 million and operating activities of $4.7 million, offset by the investment in equipment manufactured for rental of $3.9 million and purchases of property, plant and equipment of $0.1 million. The decrease in 2006 is primarily attributable to the net reduction of long-term debt of $6.8 million, investment in equipment manufactured for rental of $4.3 million and purchases of property, plant and equipment of $0.2 million, offset by increases from operating activities of $2.4 million and proceeds from the sale of available-for-sale securities of $0.3 million. The current economic environment has increased the Company's trade receivables collection cycle, but continues to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2008 until the underlying debts mature.

The following table summarizes the Company's fixed cash obligations as of December 31, 2008 over the next five fiscal years:

<CAPTIONS>
In thousands                          2009    2010    2011     2012   2013
--------------------------------------------------------------------------
Long-term debt, including interest  $4,469  $8,049  $1,249  $13,226   $  -
Employment and consulting
  agreement obligations                911     425     302      197    197
Operating lease payments               534     417     402      271     77
                                    --------------------------------------
Total                               $5,914  $8,891  $1,953  $13,694   $274
--------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information are set forth below:

Consolidated Statements of Operations

<CAPTIONS>
In thousands, except per share data     Years ended December 31            2008        2007        2006
-------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                    $ 11,031    $ 12,310    $ 13,621
  Equipment sales                                                        25,376      24,593      26,845
  Real estate rentals                                                       276         413         420
                                                                       --------------------------------
                Total revenues                                           36,683      37,316      40,886
                                                                       --------------------------------
Operating expenses:
  Cost of equipment rentals and maintenance                               9,443      11,033      12,033
  Cost of equipment sales                                                18,640      18,053      19,201
  Cost of real estate rentals                                               104         109         102
                                                                       --------------------------------
    Total operating expenses                                             28,187      29,195      31,336
                                                                       --------------------------------

Gross profit from operations                                              8,496       8,121       9,550
General and administrative expenses                                     (10,010)    (12,227)    (11,314)
Goodwill impairment                                                        (194)          -           -
Interest income                                                             145         210         275
Interest expense                                                         (1,672)     (2,168)     (2,866)
Debt conversion cost                                                          -      (1,475)          -
Other (loss) income                                                         (75)        629          87
                                                                       --------------------------------
Loss from continuing operations before income taxes                      (3,310)     (6,910)     (4,268)
Income tax (expense) benefit:
  Current                                                                  (203)       (131)       (234)
  Deferred                                                               (1,103)      1,229       2,238
                                                                       --------------------------------
    Total income tax (expense) benefit (Note 9)                          (1,306)      1,098       2,004
                                                                       --------------------------------
Loss from continuing operations                                          (4,616)     (5,812)     (2,264)
Income (loss) from discontinued operations, net of income taxes          (3,426)        717         617
                                                                       --------------------------------
Net loss                                                               $ (8,042)   $ (5,095)   $ (1,647)
                                                                       ================================

Loss per share continuing operations - basic and diluted               $  (2.00)   $  (2.77)   $  (1.80)
(Loss) earnings per share discontinued operations - basic and diluted     (1.49)       0.34        0.49
                                                                       --------------------------------
Total loss per share - basic and diluted                               $  (3.49)   $  (2.43)   $  (1.31)
                                                                       ================================

Weighted average common shares outstanding -  basic and diluted           2,307       2,098       1,260
                                                                       ================================
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
In thousands, except share data                      December 31            2008        2007
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 1,422     $ 6,591
  Cash in escrow                                                             400           -
  Available-for-sale securities                                              135         171
  Receivables, less allowance of $926 - 2008 and $892 - 2007               4,594       5,233
  Unbilled receivables                                                       120          12
  Other receivable                                                             -       2,580
  Inventories                                                              6,592       6,768
  Prepaids and other                                                       1,167       1,204
  Assets associated with discontinued operations (Note 2)                    149      25,792
                                                                         -------------------
    Total current assets                                                  14,579      48,351
                                                                         -------------------
Rental equipment                                                          62,483      66,626
  Less accumulated depreciation                                           35,358      37,692
                                                                         -------------------
                                                                          27,125      28,934
                                                                         -------------------
Property, plant and equipment                                              7,511       7,323
  Less accumulated depreciation                                            4,784       4,626
                                                                         -------------------
                                                                           2,727       2,697
Asset associated with discontinued operations (Note 2)                       920         920
Other receivable                                                           2,580           -
Goodwill                                                                     810       1,004
Other assets                                                               2,106       2,053
                                                                         -------------------
TOTAL ASSETS                                                             $50,847     $83,959
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 3,151     $ 2,439
  Accrued liabilities                                                      6,146       6,537
  Current portion of long-term debt                                        2,945      11,002
  Liabilities associated with discontinued operations (Note 2)               544      16,250
                                                                         -------------------
    Total current liabilities                                             12,786      36,228
                                                                         -------------------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012           10,129      10,129
  9 1/2% Subordinated debentures due 2012                                    951       1,057
  Notes payable                                                            8,566       8,833
                                                                         -------------------
                                                                          19,646      20,019
Deferred credits, deposits and other                                       3,968       3,116
                                                                         -------------------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2008 and 2007                               2,453       2,453
  Class B  - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2008 and 2007                                   287         287
  Additional paid-in-capital                                              14,741      14,733
  Retained earnings                                                        3,806      11,848
  Accumulated other comprehensive loss                                    (3,377)     (1,262)
                                                                         -------------------
                                                                          17,910      28,059
  Less treasury stock - at cost - 433,596 common shares in 2008 and 2007   3,463       3,463
                                                                         -------------------
    Total stockholders' equity                                            14,447      24,596
                                                                         -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $50,847     $83,959
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
In thousands                                      Years ended December 31        2008        2007        2006
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                      $(8,042)    $(5,095)   $ (1,647)
(Loss) income from discontinued operations                                     (3,426)        717         617
                                                                              -------------------------------
  Loss from continuing operations                                              (4,616)     (5,812)     (2,264)
Adjustment to reconcile loss from continuing operations
  to net cash provided by operating activities:
  Depreciation and amortization                                                 6,398       7,752       8,555
  Deferred income taxes                                                           (18)     (1,137)     (1,855)
  Exchange of 8 1/4% Notes for Common Stock                                         -       1,345           -
  Loss on available-for-sale securities                                            81           -          15
  Goodwill impairment                                                             194           -           -
  Changes in operating assets and liabilities:
    Receivables                                                                   531       2,438        (520)
    Inventories                                                                   176        (378)       (814)
    Prepaids and other assets                                                    (147)        (51)        (15)
    Accounts payable and accruals                                                (366)      1,044        (381)
    Deferred credits, deposits and other                                         (595)       (494)       (302)
                                                                              -------------------------------
      Net cash provided by operating activities of continuing operations        1,638       4,707       2,419
                                                                              -------------------------------

Cash flows from investing activities
Equipment manufactured for rental                                              (4,050)     (3,898)     (4,317)
Purchases of property, plant and equipment                                       (438)       (149)       (157)
Proceeds from sale of available-for-sale securities                                 -           -         257
                                                                              -------------------------------
      Net cash used in investing activities of continuing operations           (4,488)     (4,047)     (4,217)
                                                                              -------------------------------

Cash flows from financing activities
Proceeds from long-term debt                                                        -       2,000       6,250
Payments of long-term debt                                                     (8,430)     (2,235)    (13,068)
Proceeds from exercise of stock options                                             -           -          12
Cash dividends                                                                      -           -         (43)
                                                                              -------------------------------
      Net cash used in financing activities of continuing operations           (8,430)       (235)     (6,849)
                                                                              -------------------------------

Cash flows from discontinued operations
Cash (used in) provided by operating activities of discontinued operations       (441)      1,236       1,340
Cash provided by (used in) investing activities of discontinued operations     12,785        (375)        437
Cash used in financing activities of discontinued operations                   (6,233)       (460)       (975)
                                                                              -------------------------------
      Net cash provided by discontinued operations                              6,111          401        802
                                                                              -------------------------------

Net (decrease) increase in cash and cash equivalents                           (5,169)         826     (7,845)
Cash and cash equivalents at beginning of year                                  6,591        5,765     13,610
                                                                              -------------------------------

Cash and cash equivalents at end of year                                      $ 1,422      $ 6,591   $  5,765
-------------------------------------------------------------------------------------------------------------
Interest paid                                                                 $ 2,477      $ 3,936   $  4,083
Income taxes paid                                                                 170           45        253
Supplemental disclosures of non-cash financing activities:
  Exercise of stock options                                                         -           10          -
  Exchange of 7 1/2% Notes                                                          -            -        108
  Exchange of 8 1/4% Notes for Common Stock                                         -        7,829          -
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
                                                                                                               Accumulated
                                                                                                                     Other
                                                                                                                   Compre-    Total
                                                                                    Add'l                          hensive   Stock-
In thousands, except share data                     Common Stock      Class B     Paid-in  Treasury  Retained       Income  holders'
For the three years ended December 31, 2008        Shares     Amt   Shares   Amt  Capital     Stock  Earnings        (Loss)  Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2006                         2,453,591  $2,453  286,814  $287  $13,901  $(11,841)  $18,883     $(1,287)  $22,396
Net loss                                                -       -        -     -        -         -    (1,647)          -    (1,647)
Cash dividends                                          -       -        -     -        -         -       (43)          -       (43)
Stock option compensation expense                       -       -        -     -        4         -         -           -         4
Common stock issued (2,000 shares)                      -       -        -     -        -        18         -           -        18
Stock options exercised (2,500 shares)                  -       -        -     -       (8)       20         -           -        12
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation               -       -        -     -        -         -         -         (23)      (23)
  Unrealized holding gain on securities                 -       -        -     -        -         -         -          24        24
  Minimum pension liability adjustment                  -       -        -     -        -         -         -         354       354
  Pension liability adjustment - SFAS 158               -       -        -     -        -         -         -        (921)     (921)
                                                -----------------------------------------------------------------------------------
Balance December 31, 2006                       2,453,591   2,453  286,814   287   13,897   (11,803)   17,193      (1,853)   20,174
Net loss                                                -       -        -     -        -         -    (5,095)          -    (5,095)
Stock option compensation expense                       -       -        -     -        1         -         -           -         1
Common stock issued (1,041,257 shares)                  -       -        -     -      844     8,330         -           -     9,174
Stock options exercised (2,500 shares)                  -       -        -     -       (9)       10         -           -         1
Tax liability adjustment - FIN 48                       -       -        -     -        -         -      (250)          -      (250)
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation               -       -        -     -        -         -         -         505       505
  Unrealized holding loss on securities                 -       -        -     -        -         -         -         (17)      (17)
  Change in unrecognized pension cost                   -       -        -     -        -         -         -         103       103
                                                -----------------------------------------------------------------------------------
Balance December 31, 2007                       2,453,591   2,453  286,814   287   14,733    (3,463)   11,848      (1,262)   24,596
Net loss                                                -       -        -     -        -         -    (8,042)          -    (8,042)
Stock option compensation expense                       -       -        -     -        8         -         -           -         8
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation               -       -        -     -        -         -         -        (695)     (695)
  Unrealized holding loss on securities                 -       -        -     -        -         -         -         (22)      (22)
  Realized loss on securities reclassified to
    operating statement                                 -       -        -     -        -         -         -          49        49
  Change in unrecognized pension cost                   -       -        -     -        -         -         -      (1,447)   (1,447)
                                                -----------------------------------------------------------------------------------
Balance December 31, 2008                       2,453,591  $2,453  286,814  $287  $14,741  $ (3,463)  $ 3,806     $(3,377)  $14,447
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

<CAPTIONS>
In thousands                              Years ended December 31      2008       2007       2006
-------------------------------------------------------------------------------------------------
Net loss                                                           $ (8,042)   $(5,095)   $(1,647)
                                                                   ------------------------------
Other comprehensive (loss) income:
  Unrealized foreign currency translation gain (loss)                  (695)       505        (23)
  Unrealized holding gain (loss) on securities                          (37)       (28)        40
  Realized loss on securities reclassified to operating statement        81          -          -
  Change in unrecognized pension costs                               (1,447)       172          -
  Minimum pension liability adjustment                                    -          -        306
  Pension liability adjustment - SFAS 158                                 -          -     (1,536)
  Income tax benefit (expense) related to items
    of other comprehensive (loss) income                                (17)       (58)       647
                                                                   ------------------------------
Total other comprehensive (loss) income, net of tax                  (2,115)       591       (566)
                                                                   ------------------------------
Comprehensive loss                                                 $(10,157)   $(4,504)   $(2,213)
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner of a rental property.

Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations: On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.8 million as well as $2.0 million in disposal costs in that quarter. Accordingly, the Company has restated all prior period information to conform to the current year presentation. See Note 2 - Discontinued Operations.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts receivable, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Available-for-sale securities: Available-for-sale securities consist of fixed income mutual funds and are stated at fair value based on quoted market prices (level 1 inputs). The Company determines realized gains and losses on the specific identification basis. Unrealized gains and losses on investments available for sale are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss.

Accounts receivable: Receivables are carried at net realizable value. Credit is extended based on an evaluation of each customer's financial condition, collateral is generally not required. Reserves for uncollectable accounts receivable are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts receivable at December 31:

<CAPTIONS>
In thousands                    2008     2007     2006
------------------------------------------------------
Balance at beginning of year   $ 892   $1,034   $  935
  Provisions                     334      607      258
  Deductions                    (300)    (749)    (159)
                               -----------------------
Balance at end of year         $ 926   $  892   $1,034
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

Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and depreciated over their respective useful lives using the straight line method. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease.

The estimated useful lives are as follows:

<CAPTIONS>
                                      Years
-------------------------------------------
Rental equipment                    10 - 15
Buildings and improvements          10 - 40
Machinery, fixtures and equipment    5 - 15
Leaseholds and improvements          5 - 10
-------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

Goodwill and intangibles: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis and deferred financing costs over the life of the related debt of two to eight years. Total goodwill is $810,000, of which $744,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. Fair value is determined using cash flow and other valuation models. In 2008, the Company determined that all of the $194,000 of goodwill associated with its commercial outdoor display business was impaired and wrote it off in the fourth quarter. The impairment was primarily due to economic trends. Goodwill in our other businesses was not impaired. There were no impairments of goodwill in 2007 and 2006. The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist. There were no impairments of other intangibles in 2008, 2007 or 2006.

Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in any of its long-lived assets, excluding goodwill, if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. There were no impairments in 2008, 2007 or 2006.

Maintenance contracts: Purchased maintenance contracts are stated at cost and were amortized over their economic lives of 15 years using an accelerated method, which contemplated contract expiration, fall-out and non-renewal. As of December 31, 2008, the purchased maintenance contracts are fully amortized.

Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years. At December 31, 2008, the future minimum lease payments due the Company under operating leases that expire at varying dates through 2018 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $14,937,000 was as follows: $7,804,000 - 2009, $3,412,000 - 2010, $1,995,000 - 2011, $953,000 - 2012, $475,000 - 2013, $298,000
- thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Real estate rental revenue is recognized monthly on a straight line basis during the term of the respective lease agreements.

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

Taxes on income: Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse and for operating loss carryforwards. The temporary differences are primarily attributable to operating loss carryforwards and depreciation. The Company records a valuation allowance against net deferred income tax assets if, based upon the available evidence, it is not more likely than not that the deferred income tax assets will be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes." The interpretation scopes out income tax positions related to FASB Statement No. 5, "Accounting for Contingencies." See Note 9 - Income Taxes.

As a result of the adoption of FIN 48 in 2007, the Company recognized a $250,000 adjustment for state income taxes, interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

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

Share-based compensation plans: On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Under the fair value recognition provisions of SFAS 123R compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the binomial options-pricing valuation model to estimate fair value of share-based awards, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate. For details on the accounting effect of share-based compensation see Note 15 - Share-Based Compensation. The Company elected the "modified prospective method" of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption were not restated. SFAS 123R required the Company to apply an estimated forfeiture rate in calculating the period expense, as opposed to recognizing forfeitures as an expense reduction as they occur. The Company has not experienced any forfeitures that would need to be taken into consideration in SFAS 123R calculations.

Recent accounting pronouncements: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands the disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 amended SFAS 157 by delaying the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted the other provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a significant effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities, if elected. SFAS 159 is effective for the Company's 2008 financial statements. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB Statement No. 141. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for transactions completed in fiscal years beginning after December 15, 2008. Early adoption is prohibited.

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


2.  Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. The $0.4 million cash held in escrow will be released to the Company on July 15, 2009, net of any purchase price adjustments. The buyer assumed the operating results effective as of June 27, 2008. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company has accounted for the Entertainment Division as discontinued operations, and accordingly, has restated all prior period information.

In addition to the $24.5 million purchase price, there is a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008. However, there can be no assurance that there will be any additional purchase price earned and none has been earned as of December 31, 2008. There was also a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million, which went unexercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.8 million as well as $2.0 million in disposal costs during the quarter ended June 30, 2008.

The Company has agreed not to compete in the theatre business in certain Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, former executive officers of the Company, terminated their employment with the Company and became full time officers of the buyer, managing the theatre business purchased. The Company provided certain services on a transition basis for six months and is also providing consulting services for a year, which consulting services will be rendered by Richard Brandt, a director and consultant to the Company. The Company received an opinion from an independent third party that the transaction was fair to the stockholders of the Company from a financial point of view.

The $5.7 million net proceeds from the sale were used to prepay the term loan under the Credit Agreement with the Company's senior lender and accordingly, the amount of the term loan repayment also has been reclassified as current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2007. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The assets and liabilities associated with discontinued operations and related results of operations have been reclassified in the consolidated financial statements as discontinued operations. The Company had a 50% ownership in a joint venture partnership, MetroLux Theatres, accounted for by the equity method, which was included in the sold assets of its Entertainment Division.
Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer and/or repaid at the closing and related to the portion of the Credit Agreement paid with the sales proceeds. The following table presents the financial results of the discontinued operations for the period from January 1, 2008 through June 27, 2008 and for the years ended December 31, 2007 and 2006:

<CAPTIONS>
In thousands, except per share data                                     2008       2007       2006
--------------------------------------------------------------------------------------------------
Revenues                                                             $ 6,249    $13,889    $13,025
Operating expenses                                                     4,954     10,419      9,718
                                                                     -----------------------------
Gross profit                                                           1,295      3,470      3,307
General and administrative expenses                                     (647)    (1,075)    (1,014)
Interest expense, net                                                   (626)    (1,687)    (1,637)
Income from joint venture                                                239        454        344
Asset impairment and loss on sale of division                         (4,808)         -          -
                                                                     -----------------------------
(Loss) income from discontinued operations before income taxes        (4,547)     1,162      1,000
Income tax benefit (expense)                                           1,121       (445)      (383)
                                                                     -----------------------------
Net (loss) income from discontinued operations                       $(3,426)   $   717    $   617
                                                                     =============================
(Loss) income per share discontinued operations - basic and diluted  $ (1.49)   $  0.34    $  0.49
--------------------------------------------------------------------------------------------------

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Consolidated Balance Sheets as of December 31, 2008 and 2007:

<CAPTIONS>
In thousands                                                   2008       2007
------------------------------------------------------------------------------
Inventories                                                  $    -    $    85
Prepaids and other assets                                       149        171
Property and equipment, net                                     920     25,397
Other assets                                                      -      1,059
                                                             -----------------
Total assets associated with discontinued operations         $1,069    $26,712
                                                             =================

Current liabilities                                          $  544    $ 1,096
Long-term liabilities                                             -     15,154
                                                             -----------------
Total liabilities associated with discontinued operations    $  544    $16,250
------------------------------------------------------------------------------


3.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and reported net of income taxes in accumulated other comprehensive income (loss) until realized. At December 31, 2008, the Company recorded a write down of available-for-sale securities by $81,000 to reflect other than temporary losses that were realized in January 2009. An adjustment of $28,000 was recorded in accumulated other comprehensive income (loss) to reflect the unrealized loss on available-for-sale securities at December 31, 2007.

Available-for-sale securities consist of the following:

<CAPTIONS>
In thousands        2008               2007
----------------------------------------------------
                 Fair  Unrealized   Fair  Unrealized
                Value      Losses  Value      Losses
                ------------------------------------
Mutual funds     $135          $-   $171         $45
----------------------------------------------------


4.  Inventories

Inventories consist of the following:

<CAPTIONS>
In thousands         2008     2007
----------------------------------
Raw materials      $4,769   $4,743
Work-in-progress    1,317    1,351
Finished goods        506      674
                   ---------------
                   $6,592   $6,768
----------------------------------


5.  Rental Equipment

Rental equipment consist of the following:

<CAPTIONS>
In thousands                 2008      2007
-------------------------------------------
Indoor rental equipment   $44,613   $48,506
Outdoor rental equipment   17,870    18,120
                          -----------------
                          $62,483   $66,626
-------------------------------------------

All the rental equipment is pledged as collateral under the Company's credit facility.


6.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
In thousands                          2008     2007
---------------------------------------------------
Land, buildings and improvements    $2,838   $2,790
Machinery, fixtures and equipment    4,169    4,193
Leaseholds and improvements            504      340
                                    ---------------
                                    $7,511   $7,323
---------------------------------------------------

Land, buildings and equipment having a net book value of $2.4 million and $2.6 million at December 31, 2008 and 2007, respectively, are pledged as collateral under various mortgage and other financing agreements.


7.  Other Assets

Other assets consist of the following:

<CAPTIONS>
In thousands                                     2008     2007
--------------------------------------------------------------
Spare parts                                    $  550   $  650
Deferred financing costs, net of accumulated
  amortization of $752 - 2008 and $821 - 2007     464      314
Prepaids                                          358      339
Maintenance contracts, net of accumulated
  amortization of $2,345 - 2007                     -       41
Deposits and other                                734      709
                                               ---------------
                                               $2,106   $2,053
--------------------------------------------------------------

Deferred financing costs relate to the issuance of the 8 1/4% Limited convertible senior subordinated notes due 2012, the 9 1/2% Subordinated debentures due 2012, mortgages and other financing agreements.

Maintenance contracts represented the present value of acquired agreements to service outdoor display equipment. The 1993 acquisition of outdoor maintenance contracts was fully amortized as of December 31, 2008 and the cost and accumulated amortization were eliminated from the accounts.

Future amortization expense of intangible assets over the next five years is expected as follows: $158,000 - 2009, $40,000 - 2010, $40,000 - 2011, $11,000 -
2012, $0 - 2013.


8.  Other Receivable

The Company has a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable is secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser has defaulted on this payment and the Company is pursuing legal remedies. The Company reclassified the receivable to long term as of December 31, 2008 pending the outcome. The base four-year term of the sale/leaseback ended in June 2008. The Company terminated its subsequent three-year lease for part of the property during the second quarter of 2007 and recognized the remaining $293,000 of the deferred gain. The deferred gain represented the present value of the lease payments over the term of the leaseback and had been recognized proportionately to the rental charge over the base four-year term.


9.  Taxes on Income

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $250,000 adjustment for state income taxes, interest and penalties in connection with uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The accrual for uncertain tax positions did not change significantly in 2008 and 2007. The Company does not believe that the liability for uncertain tax positions will change significantly in 2009. The unrecognized tax liability, if recognized, would reduce the Company's effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions and the 2003 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject. The Company believes that adequate accruals have been recorded for all open years.

The components of income tax expense (benefit) are as follows:

<CAPTIONS>
In thousands                                                     2008       2007       2006
-------------------------------------------------------------------------------------------
Current:
  Federal                                                     $     -    $     -    $     -
  State and local                                                   -          -          -
  Foreign                                                         203        131        234
                                                              -----------------------------
                                                                  203        131        234
                                                              -----------------------------
Deferred:
  Federal                                                       1,359       (882)    (1,884)
  State and local                                                (256)      (347)      (354)
                                                              -----------------------------
                                                                1,103     (1,229)    (2,238)
                                                              -----------------------------
Income tax expense (benefit) - continuing operations            1,306     (1,098)    (2,004)
Income tax (benefit) expense - discontinued operations         (1,121)       445        383
                                                              -----------------------------
Total income tax expense (benefit)                            $   185    $  (653)   $(1,621)
-------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes from the United States is $4,255,000 and $7,073,000, offset by income from Canada of $945,000 and $163,000 for the years ended December 31, 2008 and 2007, respectively.

Income tax benefits for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
                                                     2008     2007      2006
-----------------------------------------------------------------------------
Statutory federal income tax benefit rate           (34.0%)  (34.0%)   (34.0%)
State income taxes, net of federal benefit           (5.1)    (3.3)     (5.5)
Foreign income taxed at different rates              (3.6)     1.1       1.8
Gain on purchase of the Company's
  9% subordinated debentures                            -        -      (8.7)
Debt conversion costs                                   -      6.6         -
Deferred tax asset valuation allowance               82.4     13.9         -
Other                                                (0.2)    (0.2)     (0.5)
                                                    -------------------------
Effective income tax rate - continuing operations    39.5%   (15.9%)   (46.9%)
-----------------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

<CAPTIONS>
In thousands                                                     2008      2007
-------------------------------------------------------------------------------
Deferred income tax asset:
  Tax credit carryforwards                                    $ 1,034   $ 1,038
  Operating loss carryforwards                                  8,455     7,790
  Net pension costs                                             1,786     1,274
  Bad debts                                                       336       297
  Accruals                                                        723       599
  Other                                                           160       209
  Valuation allowance                                          (4,570)   (1,270)
                                                              -----------------
                                                                7,924     9,937
                                                              -----------------
Deferred income tax liability:
  Depreciation                                                  7,502     8,394
  Other                                                           422       422
                                                              -----------------
                                                                7,924     8,816
                                                              -----------------
Net deferred income tax asset - continuing operations               -     1,121
Net deferred income tax liability - discontinued operations         -    (1,121)
                                                              -----------------
Net deferred income taxes                                     $     -   $     -
-------------------------------------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $21.0 million, which begin to expire in 2019.

A valuation allowance has been established for the amount of deferred tax assets related to Federal and state net operating loss carryforwards, which management estimates will more likely than not expire unused.


10.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
In thousands                                           2008     2007
--------------------------------------------------------------------
Deferred revenues                                    $1,418   $1,950
Compensation and employee benefits                      841      953
Current portion of pension liability (see Note 14)      695      210
Warranty obligations                                    489      317
Taxes payable                                           396      525
Interest payable                                        349      608
Other                                                 1,958    1,974
                                                     ---------------
                                                     $6,146   $6,537
--------------------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities for each of the three years ended December 31, 2008 is as follows:

<CAPTIONS>
In thousands                    2008    2007    2006
----------------------------------------------------
Balance at beginning of year   $ 317   $ 186   $ 212
  Provisions                     307     265     139
  Deductions                    (135)   (134)   (165)
                               ---------------------
Balance at end of year         $ 489   $ 317   $ 186
----------------------------------------------------


11.  Long-Term Debt

Long-term debt consist of the following:

<CAPTIONS>
In thousands                                       2008      2007
-----------------------------------------------------------------
8 1/4% Limited convertible senior subordinated
  notes due 2012                                $10,129   $10,129
9 1/2% Subordinated debentures due 2012           1,057     1,057
Term loan - bank secured, due in quarterly
  installments through 2010                       3,935    12,206
Revolving loan - bank secured                     5,000     5,000
Real estate mortgages - bank secured, due in
  monthly installments through 2012               2,397     2,526
Loans payable - CEBA, secured, due in monthly
  installments through 2011                          73       103
                                                -----------------
                                                 22,591    31,021
Less portion due within one year                  2,945    11,002
                                                -----------------
Long-term debt                                  $19,646   $20,019
-----------------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
In thousands      2009     2010   2011      2012   2013
-------------------------------------------------------
                $2,945   $6,859   $195   $12,592     $-
-------------------------------------------------------

On March 15, 2007, the Company completed an offer to exchange 133 shares of its Common Stock, $1 par value per share, for each $1,000 principal amount of its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "8 1/4% Notes"). The offer was for up to $9.0 million principal amount, or approximately 50% of the $18.0 million principal amount outstanding of the 8 1/4% Notes. A total of $7.8 million principal amount of the 8 1/4% Notes were exchanged, leaving $10.1 million principal amount of the 8 1/4% Notes outstanding. A total of 1,041,257 shares of Common Stock were issued in the exchange. In accordance with FASB No. 84 "Induced Conversions of Convertible Debt," the Company recorded a non-cash, non-tax deductible charge for the exchange of debt for Common Stock and additional amortization of prepaid financing costs aggregating $1.5 million in debt conversion cost as a result of the exchange offer. The 8 1/4% Notes, which are no longer convertible into common shares, are due in 2012, interest is payable semi-annually and may be redeemed, in whole or in part, at par.

The 9 1/2% Subordinated debentures due 2012 (the "Debentures") are due in annual sinking fund payments of $105,700 beginning in 2009, with the remainder due in 2012. Interest is payable semi-annually and may be redeemed, in whole or in part, at par.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at variable interest rates ranging from LIBOR plus 2.25% to Prime (3.25% at December 31, 2008). Subsequent to year-end the rate of interest was modified to Prime plus 2.00%, with a floor of 6.00%, and the maturity date of the Credit Agreement was extended to April 1, 2010.
The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, which include a a loan-to-value ratio of not more than

50% and a leverage ratio. Subsequent to year-end, the fixed charge coverage ratio was modified to 1.1 to 1.0 for two quarters and the tangible net worth was redefined and modified to $24.0 million. As of December 31, 2008, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the cap on capital expenditures, which the senior lender waived subsequent to year-end. At December 31, 2008, the entire revolving loan facility had been drawn. The non-revolving line of credit is no longer available. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

The Company has a mortgage on its facility located in Des Moines, Iowa at a variable rate of interest of LIBOR plus 1.75% (3.69% at December 31, 2008) payable in monthly installments. Subsequent to year-end, certain modification were made to the mortgage, including increasing the rate of interest to LIBOR plus 3.00%, the cash flow coverage ratio calculation at the subsidiary level and the maturity date to July 1, 2009. Accordingly, the outstanding balance is recorded as a currently liability as of December 31, 2008. The Company also has a mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2008, payable in monthly installments through 2012.

During 2006, the Company received $150,000 from the State of Iowa and City of Des Moines as a zero percent interest loan, amortizing on a straight-line basis for five years. At December 31, 2008, the present value of this loan, assuming a 6% interest rate, the rate of previous loans from the State of Iowa and City of Des Moines, is $65,000. The premium is being amortized using the effective interest method and is included in the carrying value of the loan.

During 2008, the Company incurred $1.7 million of interest costs. At December 31, 2008, the estimated fair value of the 8 1/4% Notes and the Debentures was $3.5 million and $1.0 million, respectively. The estimated fair value of the remaining long-term debt approximates the carrying value. At December 31, 2008, the Company was not involved in any derivative financial instruments.


12.  Stockholders' Equity

During 2008, the Board of Directors did not declare any quarterly cash dividends on the Company's Common Stock or on the Company's Class B Stock in order to preserve cash and pay down debt. Each share of Class B Stock is convertible at any time into one share of Common Stock and has ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend.

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

Shares of Common Stock reserved for future issuance in connection with stock option plans were 33,500 and 65,000 at December 31, 2008 and 2007, respectively.

On March 15, 2007, 1,041,257 shares of Common Stock were issued in exchange for $7,829,000 principal amount of the 8 1/4% Notes, resulting in an increase in stockholder's equity of the same amount.


13.  Engineering Development

Engineering development expense was $183,000, $414,000 and $449,000 for 2008, 2007 and 2006, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations.

14.  Pension Plan

On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires, among other things, an employer to recognize the funded status of its benefit plans in its balance sheet. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 resulted in an increase to the Company's accrued pension liability of $1,536,000.

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the three years ended December 31, 2008. Effective April 30, 2009, the compensation increments will be frozen, and accordingly, no additional benefits are being accrued under the plan.

For 2008 and 2007, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan's investment experience at the December 31 measurement dates on the valuation of plan assets. The Company's pension obligations for this plan exceeded plan assets by $4.5 million at December 31, 2008.

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

At December 31, 2008 and 2007, the Company's pension plan weighted average asset allocations by asset category are as follows:

<CAPTIONS>
                                   2008    2007
-----------------------------------------------
Guaranteed investment contracts    52.9%   42.2%
Equity and index funds             44.0    55.4
Bonds                               3.1     2.3
Money market funds                    -     0.1
                                  -------------
                                  100.0%  100.0%
-----------------------------------------------

Bonds include $167,000 of the Company's 9 1/2% subordinated debentures for 2008 and 2007.

The funded status of the plan as of December 31, 2008 and 2007 is as follows:

<CAPTIONS>
In thousands                                            2008      2007
----------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at beginning of year    $10,481   $10,906
Interest cost                                            640       641
Actuarial (gain) loss                                   (413)      101
Benefits paid                                           (803)   (1,167)
                                                     -----------------
Projected benefit obligation at end of year            9,905    10,481
                                                     -----------------
Change in plan assets:
Fair value of plan assets at beginning of year         7,284     7,878
Actual return on plan assets                          (1,511)      286
Company contributions                                    460       287
Benefits paid                                           (803)   (1,167)
                                                     -----------------
Fair value of plan assets at end of year               5,430     7,284
                                                     -----------------
Funded status (underfunded)                          $(4,475)  $(3,197)
                                                     =================
Amounts recognized in other comprehensive loss:
Net actuarial loss                                   $ 5,099   $ 3,635
Unrecognized prior service cost                           59        76
                                                     -----------------
                                                     $ 5,158   $ 3,711
                                                     =================

Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                    6.25%     6.00%
  Benefit obligations                                   6.25%     6.25%
Expected return on plan assets                          8.75%     8.75%
Rate of compensation increase                           3.00%     3.00%
----------------------------------------------------------------------

In 2009, the Company expects to amortize $420,000 of actuarial losses and $17,000 of prior service costs to pension expense. The accumulated benefit obligation at December 31, 2008 and 2007 was $9.4 million and $9.3 million, respectively. The minimum required contribution for 2009 is expected to be $695,000.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
In thousands    2009   2010   2011   2012    2013
-------------------------------------------------
                $517   $402   $817   $762  $1,127
-------------------------------------------------

The following table presents the components of the net periodic pension cost for the three years ended December 31, 2008:

<CAPTIONS>
In thousands                          2008   2007   2006
--------------------------------------------------------
Interest cost                        $ 640  $ 641  $ 611
Expected return on plan assets        (631)  (677)  (654)
Amortization of prior service cost      17     17     17
Amortization of net actuarial loss     265    281    311
Settlement charge                        -    366      -
                                     -------------------
Net periodic pension cost            $ 291  $ 628  $ 285
--------------------------------------------------------

In the fourth quarter of 2007 the Company recognized $366,000 of its unrecognized losses as a settlement charge relating to the total lump sum payments made during the year.

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2008 and 2007:

<CAPTIONS>
In thousands                     2008      2007
-----------------------------------------------
Balance at beginning of year   $3,711    $3,883
Net actuarial loss              1,729       492
Recognized loss                  (265)     (647)
Recognized prior service cost     (17)      (17)
                               ----------------
Balance at end of year         $5,158    $3,711
-----------------------------------------------

The Company does not offer any post-retirement benefits other than the pension retirement benefits described herein.


15.  Share-Based Compensation

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

Changes in the stock option plans are as follows:

<CAPTIONS>
                                                             Weighted
                                  Number of Shares            Average
                           -------------------------------   Exercise
                           Authorized   Granted  Available      Price
---------------------------------------------------------------------
Balance January 1, 2006        82,800    71,300     11,500      $6.10
Terminated                          -    (2,000)     2,000       6.08
Exercised                      (2,500)   (2,500)         -       4.95
Granted                             -       500       (500)      5.95
                              ----------------------------
Balance December 31, 2006      80,300    67,300     13,000       6.15
Terminated                     (1,300)   (2,300)     1,000       9.63
Exercised                      (2,500)   (2,500)         -       4.03
Granted                             -     2,500     (2,500)      5.45
                              ----------------------------
Balance December 31, 2007      76,500    65,000     11,500       6.08
Terminated                    (32,500)  (34,500)     2,000       6.72
Granted                             -     3,000     (3,000)      3.85
                              ----------------------------
Balance December 31, 2008      44,000    33,500     10,500       5.22
---------------------------------------------------------------------

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2008, options for 12,500 shares with exercise prices ranging from $5.40 to $7.00 per share were outstanding, all of which were exercisable. During 2008, no shares were exercised or granted, and options for 32,500 shares expired. During 2007, no options were exercised or granted, and options for 1,300 shares expired. During 2006, no options were exercised, granted or expired. No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2008, options for 11,000 shares with exercise prices ranging from $3.85 to $7.00 per share were outstanding, 8,000 of which were exercisable. During 2008, options for 3,000 shares were granted with an exercise price of $3.85, options for 2,000 shares expired and no options were exercised. During 2007, options for 2,500 shares were granted with an exercise price of $5.45 per share, 2,500 options were exercised, which had an intrinsic value of $10,000 determined as a difference between the market price at the date of exercise and the exercise price, and options for 1,000 shares expired. During 2006, options for 500 shares were granted with an exercise price of $5.95 per share, 2,500 options were exercised, which had an intrinsic value of $7,000, and options for 2,000 shares expired.

Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2008, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2008, 2007 and 2006, no options were exercised, granted or expired.

The following tables summarize information about stock options outstanding at December 31, 2008:

<CAPTIONS>
                               Weighted
                                Average  Weighted
Range of                      Remaining   Average  Aggregate
Exercise            Number  Contractual  Exercise  Intrinsic
Prices         Outstanding         Life     Price      Value
------------------------------------------------------------
$3.85 - $4.00        3,000          5.7     $3.85          -
 4.01 -  5.39       12,000          2.6      4.18          -
 5.40 -  6.09        8,000          4.1      5.45          -
 6.10 -  6.99        5,000          3.2      6.20          -
 7.00 -  8.59        5,500          5.1      7.00          -
               -----------                         ---------
                    33,500          3.7      5.22          -
------------------------------------------------------------

<CAPTIONS>
                                         Weighted
Range of                                  Average  Aggregate
Exercise            Number               Exercise  Intrinsic
Prices         Exercisable                  Price      Value
------------------------------------------------------------
$3.85 - $4.00            -                  $   -          -
 4.01 -  5.39       12,000                   4.18          -
 5.40 -  6.09        8,000                   5.45          -
 6.10 -  6.99        5,000                   6.20          -
 7.00 -  8.59        5,500                   7.00          -
               -----------                         ---------
                    30,500                   5.35          -
------------------------------------------------------------

All outstanding option prices are substantially over the current market price. As of December 31, 2008 there was $2,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, which will be recognized in 2009.

The estimated fair value of options granted during 2008, 2007 and 2006 was $1.67, $1.83 and $2.86 per share, respectively. The fair value of options granted under the Company's stock option plans during 2008, 2007 and 2006 was estimated on dates of grant using the binomial options-pricing model with the following weighted average assumptions used:

<CAPTIONS>
                                          2008    2007    2006
--------------------------------------------------------------
Dividend yield                               -       -       -
Expected volatility                      36.20%  23.82%  42.17%
Risk free interest rate                   4.64%   4.34%   4.76%
Expected lives of option grants (years)   4.0     4.0     4.0
--------------------------------------------------------------

16.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company's diluted loss per common share is calculated by adjusting net loss for the after-tax interest expense on convertible debt and dividing that amount by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2008 and 2007, there were outstanding stock options to purchase 30,500 and 65,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive. At December 31, 2006, outstanding debt convertible into 1,994,000 shares of Common Stock and outstanding stock options to purchase 67,300 shares of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


17.  Commitments and Contingencies

Commitments: The Company has employment agreements with certain executive officers, which expire at various dates through March 2010 and a consulting agreement with a private consulting company owned by the family of a certain board member who is a former officer of the Company and performs the consulting services on behalf of the consulting company, which expires December 2014. At December 31, 2008, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $2.2 million. Salaries/consulting expense was $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company is party to a pending legal proceeding, which is in the process of possibly being settled, which is not expected to have an adverse impact on the consolidated financial position or operations of the Company. The Company is also party to other pending legal proceedings and claims, which are covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.

Operating leases: Certain premises are occupied under operating leases that expire at varying dates through 2013. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2008 aggregating $1,701,000 are as follows: $534,000 - 2009, $417,000 - 2010, $402,000 - 2011, $271,000 -
2012, $77,000 - 2013.  Rent expense was $773,000, $662,000 and $781,000 for the years ended December 31, 2008, 2007 and 2006, respectively.


18.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Real estate rental segment owns an income-producing property. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's continuing operations in its three business segments as of December 31, 2008 and 2007 and for the three years ended December
31, 2008 is as follows:

<CAPTIONS>
In thousands                                            2008      2007     2006
--------------------------------------------------------------------------------
Revenues:
  Indoor display                                     $11,496   $10,855   $13,859
  Outdoor display                                     24,911    26,048    26,607
  Real estate rental                                     276       413       420
                                                     ---------------------------
Total revenues                                       $36,683   $37,316   $40,886
                                                     ---------------------------
Operating income (loss):
  Indoor display                                     $  (505)  $(1,560)  $  (361)
  Outdoor display                                      1,746     1,381     1,393
  Real estate rental                                     157       294       309
                                                     ---------------------------
Total operating income                                 1,398       115     1,341
Other (loss) income                                      (75)      629        87
Corporate general and administrative expenses         (3,106)   (4,221)   (3,105)
Interest expense - net                                (1,527)   (1,958)   (2,591)
Debt conversion cost                                       -    (1,475)        -
                                                     ---------------------------
Loss from continuing operations before income taxes   (3,310)   (6,910)   (4,268)
Income tax (expense) benefit                          (1,306)    1,098     2,004
                                                     ---------------------------
Net loss from continuing operations                  $(4,616)  $(5,812)  $(2,264)
                                                     ---------------------------

Assets:
  Indoor display                                     $25,629   $27,855
  Outdoor display                                     21,271    21,711
  Real estate rental                                     921       919
  Discontinued operations                              1,069    26,712
                                                     -----------------
Total identifiable assets                             48,890    77,197
General corporate                                      1,957     6,762
                                                     -----------------
Total assets                                         $50,847   $83,959
                                                     -----------------
Depreciation and amortization:
  Indoor display                                     $ 4,726   $ 5,229   $ 5,709
  Outdoor display                                      1,474     2,111     2,532
  Real estate rental                                      55        55        50
  General corporate                                      143       357       264
                                                     ---------------------------
Total depreciation and amortization                  $ 6,398   $ 7,752   $ 8,555
                                                     ---------------------------
Capital expenditures:
  Indoor display                                     $ 2,923   $ 3,182   $ 3,690
  Outdoor display                                      1,296       857       748
  Real estate rental                                      48         5        35
  General corporate                                      221         3         1
                                                     ---------------------------
Total capital expenditures                           $ 4,488   $ 4,047   $ 4,474
--------------------------------------------------------------------------------


                         ------------------------------

Reports of Independent Registered Public Accounting Firms

Report of UHY LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trans-Lux Corporation

We have audited the accompanying consolidated balance sheet of Trans-Lux Corporation and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

Hartford, Connecticut
April 22, 2009

Report of Eisner LLP, Independent Registered Accounting Firm

To the Board of Directors and Stockholders of Trans-Lux Corporation

We have audited the consolidated balance sheet of Trans-Lux Corporation and its subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, comprehensive loss and cash flows for each of the years in the two-year period ended
December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Trans-Lux Corporation and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," effective January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the accompanying December 31, 2007 and 2006 consolidated financial statements have been retroactively restated to report amounts attributable to discontinued operations separately.


/s/ Eisner LLP

New York, New York
March 28, 2008 (April 22, 2009 as to the discontinued operations presentation discussed in Note 2)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T).  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, except this filing, which we believe will be a one time event, was not timely filed. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2008.

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

             The Company's management assessed its internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management, including the Company's Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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


                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:
          1  Consolidated Financial Statements of Trans-Lux Corporation:
               Consolidated Statements of Operations for the Years Ended
                 December 31, 2008, 2007 and 2006
               Consolidated Balance Sheets as of December 31, 2008 and 2007 Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2008, 2007 and 2006
               Consolidated Statements of Stockholders' Equity for the Years
                 Ended December 31, 2008, 2007 and 2006
               Consolidated Statements of Comprehensive Loss for the Years Ended
                 December 31, 2008, 2007 and 2006
               Notes to Consolidated Financial Statements
               Reports of Independent Registered Public Accounting Firms

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

         10.1 Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

         10.2 Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

         10.3 Amended and Restated Pension Plan dated January 1, 2001 and Amendment No. 1 dated as of April 1, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2001). Amendment No. 2 dated as of December 31, 2002 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2002). Amendment No. 3 dated as of December 31, 2003 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2003). Amendment No. 4 dated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2008).

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

         21 List of Subsidiaries (incorporated by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2008).

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



Dated:  April 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                            April 22, 2009
----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                  April 22, 2009
----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Matthew Brandt                               April 22, 2009
----------------------------------------
Matthew Brandt, Director

        /s/ Richard Brandt                               April 22, 2009
----------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                                April 22, 2009
----------------------------------------
Thomas Brandt, Director

                                                         April 22, 2009
----------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                             April 22, 2009
----------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                             April 22, 2009
----------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                           April 22, 2009
----------------------------------------
Michael R. Mulcahy, President, Chief
Executive Officer and Director