Form 10-K/A
period 2008-12-31
TRANS LUX CORP
filed 2009-04-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-K/A

                                Amendment No. 2

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                        2008 Form 10-K/A Amendment No. 2
                              Cover Page Continued

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

Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller
                       ---                 ---                     ---
reporting company X
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

--------------------------------------------------------------------------------

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, which was filed with the SEC on April 22, 2009 (the "Original Filing"). We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 - 14 to reflect the inclusion of the information required by Form 10-K. The Original Filing contemplated the incorporation by reference of such information from the Corporation's definitive proxy statement relating to the Corporation's 2009 Annual Meeting of Shareholders. The Corporation's definitive proxy statement will not be filed within the requisite 120 days after the Corporation's 2008 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 - 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted in this Amendment.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

--------------------------------------------------------------------------------

                             TRANS-LUX CORPORATION
                         2008 Form 10-K/A Annual Report
                                Amendment No. 2

                               Table of Contents

                                                                          Page
                                                                          ----

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance             1
ITEM 11.  Executive Compensation                                             4
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    8
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       9
ITEM 14.  Principal Accounting Firm Fees and Services                       10

                                    PART IV

Signatures                                                                  11

                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

<CAPTIONS>
Name                 Age
------------------------
Matthew Brandt        45
Richard Brandt        81
Thomas Brandt         45
Howard M. Brenner +   75
Jean Firstenberg +    73
Gene Jankowski +      74
Victor Liss           72
Howard S. Modlin +    78
Michael R. Mulcahy    61
------------------------

(+) Member of the Audit Committee

Directors:

Mr. M. Brandt has served as a director since 2000. He is Co-Chief Executive Officer of Storyteller Theatres Corporation. He was formerly Executive Vice President of Trans-Lux Corporation; formerly President of Trans-Lux Corporation's Entertainment Subsidiaries; and formerly Chairman and Vice Chairman of the Executive Committee of Trans-Lux Corporation.

Mr. R. Brandt has served as a director since 1954 and had been Chairman of the Board of Trans-Lux Corporation from 1974 to 2003. Mr. R. Brandt is a management consultant to Trans-Lux Corporation; Director and Chairman of the Audit and Compensation Committees of Presidential Realty Corporation; and Chairman Emeritus and Trustee of the American Film Institute. He was formerly a Trustee of The College of Santa Fe.

Mr. T. Brandt has served as a director since 2000. He is Co-Chief Executive Officer of Storyteller Theatres Corporation. He was formerly Executive Vice President and Co-Chief Executive Officer of Trans-Lux Corporation and its Entertainment Subsidiaries.

Mr. Brenner has served as a director since 1997 and has been an independent director since 2000. He was formerly Senior Advisor of MLGA Holding, Inc.; formerly a Director of Interep National Radio Sales, Inc.; formerly Chairman and Chief Executive Officer of HCFP Brenner Securities LLC; formerly President of Brenner Securities; formerly Senior Vice President of Loewenbaum & Company Incorporated; formerly Vice Chairman of Southcoast Capital Corporation; formerly President of Drexel Burnham Lambert Incorporated; and formerly a member of the Board of Governors of the American Stock Exchange and District 10 Committee (NY) National Association of Securities Dealers Inc.

Ms. Firstenberg has served as a director since 1989, when she was elected an independent director. Ms. Firstenberg is a member of the Board of Trustees of the American Film Institute. She was formerly the President, Chief Executive Officer and a Director of the American Film Institute; and formerly a Trustee of Boston University.

Mr. Jankowski has served as a director since 1994, when he was elected an independent director. In May 2003 he was elected by the Board to serve as Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Jankowski is Chairman of Jankowski Communications System, Inc.; Advisor Managing Director of Veronis Suhler & Associates Inc.; and Chairman Emeritus of the American Film Institute. He was formerly a Director of TV Azteca; formerly Co-Chairman of St. Vincent's College; formerly a Trustee of St. Vincent's Medical Center; and formerly President and Chairman of the CBS Broadcast Group.

Mr. Liss has served as a director since 1988, and has been an independent director since January 2007. In 1991 he was elected by the Board to serve as Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Liss is a Director of Wellpoint, Inc.; a Trustee of Norwalk Hospital; a Director of BNC Financial Group; and Chairman of the Board of the Bank of Fairfield. He was formerly Chairman of the Board of Trustees of Norwalk Hospital; formerly Co-Chairman of the Advisory Board to University College of Sacred Heart University; and formerly Consultant, President and Chief Executive Officer of Trans-Lux Corporation.

Mr. Modlin has served as a director since 1975 and is an attorney and President of the firm Weisman Celler Spett & Modlin, P.C.; and Chairman and Chief Executive Officer of General DataComm Industries, Inc. He was formerly a Director of Fedders Corporation.

Mr. Mulcahy has served as a director since 2002 and is President and Chief Executive Officer of Trans-Lux Corporation. He was formerly Co-Chief Executive Officer of Trans-Lux Corporation.


Committees of the Board of Directors:

The Board of Directors has appointed an Executive Committee, a Compensation Committee and an Audit Committee.

Executive Committee: The members of the Executive Committee of the Board of Directors are Messrs. R. Brandt, Jankowski, Liss, Modlin and Mulcahy. The Executive Committee is authorized to exercise the powers of the Board of Directors during the intervals between the meetings of the Board and is, from time to time, delegated certain authorizations by the Board in matters pertaining to the Corporation. The Executive Committee held zero meetings in 2008. Members of said Committee receive a fee of $320 for each meeting of the Committee they attend.

Compensation Committee: The members of the Compensation Committee of the Board of Directors are Messrs. Modlin, Brenner and Jankowski and Ms. Firstenberg.
The Compensation Committee reviews compensation and other benefits. The Compensation Committee held three meetings in 2008. None of the members of the Compensation Committee during 2008 and continuing through 2009 is or has been an officer or employee of the Corporation. The Compensation Committee does not have a charter. There are no compensation committee interlock relationships with respect to the Corporation. Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr.
Modlin, receives an annual fee of $1,600.

Audit Committee: The members of the Audit Committee of the Board of Directors are Ms. Firstenberg and Messrs. Brenner and Jankowski, and Mr. Modlin, ex officio. Each of the directors is considered "independent" as defined by the NYSE Amex Listing Standards. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Gene Jankowski meets the definition of "audit committee financial expert" set forth in Item 407 of Regulation S-K, as promulgated by the SEC. The Audit Committee held four meetings in 2008. The responsibilities of the Audit Committee include the appointment of the auditors, review of the audit function and material aspects thereof with the Corporation's independent auditors, and compliance with Corporation policies and applicable laws and regulations. Members of said Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairperson, Ms. Firstenberg, receives an annual fee of $2,400 and $100 for each quarterly telephonic meeting with the independent auditors.

Nominating or Similar Committee: The Board of Directors has not established a nominating or similar committee. In accordance with the NYSE Amex Listing Standards, as discussed in the section entitled "Corporate Governance," the Corporation is considered a controlled company, and therefore, not required by such NYSE Amex Listing Standards to have a nominating committee recommend or cast votes for the nomination or election of directors. The Board of Directors does not have any specific, minimum qualifications that the Board believes must be met by a nominee for a position on the Board, or any specific qualities or skills that the Board believes are necessary for one or more of the directors to possess. The Board has consistently sought to nominate to the Board of Directors eminently qualified individuals whom the Board believes would provide substantial benefit and guidance to the

Corporation. The Board believes that substantial judgment, diligence and care are required to identify and select qualified persons as directors and does not believe that it would be appropriate to place limitations on its own discretion. Currently, all directors participate in the consideration of director nominees.

Corporate Governance Committee: The Board of Directors has not established a corporate governance committee. The Board of Directors acts as the corporate governance committee.

Meeting of the Board of Directors: During 2008, the Board of Directors held six meetings. All directors attended 75% or more of such meetings and of committees of which they were members. The Corporation does not have a formal policy regarding directors' attendance at annual stockholders meetings. Nevertheless, the Corporation strongly encourages and prefers that directors attend regular and special Board meetings as well as the annual meeting of stockholders in person, although attendance by teleconference is considered adequate. The Corporation recognizes that attendance of the Board members at all meetings may not be possible, and excuses absences for good cause.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: The Corporation's executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC and the NYSE Amex. Copies of those reports must also be furnished to the Corporation. Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2008, the Corporation's executive officers and directors have complied with the Section 16(a) filing requirements.

Corporate Governance: The Board of Directors has adopted a Code of Business Conduct and Ethics Guidelines that applies specifically to Board Members and Executive Officers. The Code is designed to promote compliance with applicable laws and regulations, to promote honest and ethical conduct, including full, fair, accurate and timely disclosure in reports and communications with the public. The Code is available for viewing on the Corporation's website at www.trans-lux.com. Any amendments to, or waivers from, the Code of Business Conduct and Ethics Guidelines will be posted on the website. In addition, the Board of Directors adopted a Whistle Blowing policy, which provides procedures for the receipt, retention and treatment of complaints received by the Corporation regarding accounting, internal accounting controls and auditing matters, as well as the confidential, anonymous submission of concerns regarding questionable accounting or auditing practices.

The NYSE Amex Listing Standards require that a listed company's Board of Directors must consist of a majority of independent directors as defined in
Section 303A.01 of such NYSE Amex Listing Standards, unless the company is considered a controlled company. Section 303A of the NYSE Amex Listing Standards defines a controlled company as a company in which over 50% of the voting power is held by an individual or group. In accordance with the NYSE Amex Listing Standards, the Corporation is considered a controlled company, and therefore, exempt from the requirements of Section 303A.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis: All matters concerning executive compensation for Mr. Mulcahy, Chief Executive Officer, and other executive officers are considered by the Corporation's Compensation Committee. The following paragraphs discuss the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Our compensation of executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations. Our executives' compensation has three primary components - base salary, a yearly cash incentive bonus and stock option awards.

Base Salary. We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly sized companies and the base salaries of other companies with which we believe we compete for talent. To this end, we subscribe to certain executive compensation surveys and other databases and review them when making a crucial executive hiring decision and annually or at the end of the term of the employment agreement when we review executive compensation.

Cash Incentive Bonus. We designed the cash incentive bonuses for each of our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.

Stock Options. We use stock options when employment agreements are entered into and/or to reward long-term performance; these options are intended to produce value for each executive if the Corporation's performance is outstanding and if the executive has an extended tenure and are also based on availability of options.

We view the three primary components of our executive compensation as related but distinct. Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the survey data referred to above. We believe that salary and cash incentive bonuses are primary considerations and that stock options are secondary considerations. Except as described below, we have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive's award to attract and retain that executive.

In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans and life insurance. We also provide our executives with severance and certain additional benefits in the event of a change of control of the Corporation, as described in more detail below.

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. No stock options were awarded during 2008 to any employees, and therefore, the Corporation did not record any related compensation expense. There are no stock option plans currently in effect providing for the grant of new options to employees.

Cash Incentive Bonuses. Yearly cash incentive bonuses for our executives are established as part of their respective individual employment agreements. Each of these employment agreements provides that the executive will receive a cash incentive bonus determined in the discretion of our Board of Directors, based upon the financial performance of the Corporation. These criteria are established by the Compensation Committee and approved by the full Board of Directors at the time the individual employment agreement is entered into and includes specific objectives relating to the achievement of operational and/or financial results. Based on the results of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2008.

Severance and Change in Control Benefits. Each of our executives has a provision in his/her employment agreement providing for certain severance benefits in the event of termination without cause. The severance provisions are described below in the section entitled "Employment Agreements."

In addition to the severance benefits, Mr. Mulcahy and Ms. Toppi's employment agreements provide for a "Change in Control of Employer" provision, entitling them to terminate the agreement on 75 days prior written notice and receive a lump sum payment, grossed up for taxes if subject to Section 4999 of the Internal Revenue Code of 1986 if such payment is deemed to be an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, and the option of extending his/her agreement for three (3) years at his/her then current salary subject to the cost-of-living adjustment if such Change in Control is approved by Mr. R. Brandt.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, pension plan and our 401(k) plan, in each case on the same basis as our other employees. There were no special benefits or perquisites provided to any executive officer in 2008.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

This report is submitted by the Compensation Committee.  Its members are:

                                        Howard S. Modlin, Chairman
                                        Howard M. Brenner
                                        Jean Firstenberg
                                        Gene Jankowski

The following table provides certain summary information for the last fiscal year of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation's Chief Executive Officer, Chief Financial Officer, the Named Executive Officers of the Corporation for 2008 and the management consultant.

Summary Compensation Table
Annual Compensation

<CAPTIONS>
                                                                                   Change in
                                                                                    Pension
                                                                                   Value of
                                                                  Non-Equity     Nonqualified
                                              Stock    Option   Incentive Plan     Deferred       All Other
Name and                     Salary   Bonus   Awards   Award s   Compensation    Compensation   Compensation     Total
Principal Position    Year    ($)      ($)     ($)      ($)         ($)          Earnings ($)      ($) (1)        ($)
----------------------------------------------------------------------------------------------------------------------
Michael R. Mulcahy    2008  303,590     -       -        -           -                -               25,240   328,830
President and CEO     2007  289,698     -       -        -           -                -               23,768   313,466

Angela D. Toppi       2008  193,658     -       -        -           -                -                3,065   196,723
Executive Vice        2007  180,192   7,500     -        -           -                -                2,279   189,971
President, Treasurer,
Secretary and CFO

Al L. Miller          2008  160,787  26,867     -        -           -                -                1,393   189,047
Executive Vice        2007  152,385  22,328     -        -           -                -                1,583   176,296
President of
Manufacturing

Thomas F. Mahoney     2008  148,136  37,335     -        -           -                -                  792   186,263
Senior Vice President 2007  150,000  41,994     -        -           -                -                  792   192,786
of Sales

Karl P. Hirschauer    2008  170,799     -       -        -           -                -                1,303   172,102
Senior Vice President 2007  166,000     -       -        -           -                -                1,374   167,374
of Engineering

Richard Brandt (2)    2008  300,000     -       -        -           -                -               51,503   351,503
Management Consultant 2007  300,000     -       -        -           -                -               51,413   351,413
----------------------------------------------------------------------------------------------------------------------

(1)  See "All Other Compensation Table" below for further details.
(2)  For Mr. R. Brandt reflects fees paid under a consulting agreement.

All Other Compensation Table

<CAPTIONS>
                           Director
                            and/or                              Total
                           Trustee    Insurance               All Other
                             Fees     Premiums      Other    Compensation
Name                 Year    ($)         ($)       ($) (1)        ($)
-------------------------------------------------------------------------
Michael R. Mulcahy   2008     4,100      20,453       687       25,240
Angela D. Toppi      2008       500       2,565         -        3,065
Al L. Miller         2008         -         856       537        1,393
Thomas F. Mahoney    2008         -         792         -          792
Karl P. Hirschauer   2008         -         935       368        1,303
Richard Brandt       2008     4,100      38,100     9,303       51,503
-------------------------------------------------------------------------

(1) Other consists of personal use of company vehicle and for Mr. R. Brandt includes a tax equalization payment.

Retirement Plan

The Corporation has elected to make a cash contribution of $695,000, which is the minimum required contribution, to the Corporation's retirement plan for 2008 by October 15, 2009 for all eligible employees and the individuals listed in the Summary Compensation Table, except for Mr. R. Brandt who previously received his benefits and no longer participates.

The Corporation's retirement plan covers all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Corporation is a party. The following table presents estimated retirement benefits payable at normal retirement date, which normally is age 65. The amounts shown include estimated Social Security benefits that would be deducted in calculating benefits payable under such Plan.

<CAPTIONS>
                                   Estimated Annual Retirement Benefits
                                      Based on Credited Service Years
Final Average Salary for
Highest Five of the Ten
Years Preceding Retirement       10       20       30        35        40
-------------------------------------------------------------------------------
$100,000                      $15,000  $30,000  $45,000  $ 52,500  $ 60,000
 125,000                       18,750   37,500   56,250    65,625    75,000
 150,000                       22,500   45,000   67,500    78,750    90,000
 200,000 (1)                   30,000   60,000   90,000   105,000   120,000 (2)
-------------------------------------------------------------------------------

(1)  $245,000 is the legislated annual cap on compensation.
(2) $195,000 is the maximum legislated annual benefits payable from a qualified pension plan.

As of January 1, 2009, Messrs. Hirschauer, Mahoney, Miller and Mulcahy and Ms. Toppi had 23, 26, 35, 35 and 16 years of credited service, respectively. As of December 31, 2003, the benefit service under the pension plan had been frozen, and, accordingly, no further years of credited service have been allowed and as of April 30, 2009, the benefit under the pension plan has been frozen, and, accordingly, there is no further increase in benefit being accrued.


Director Compensation

Non-Employee Director Stock Option Plan: The Board of Directors has previously established a Non-Employee Director Stock Option Plan, which as amended, covers a maximum of 30,000 shares for grant. Options are for a period of six years from date of grant, are granted at fair market value on date of grant, may be exercised at any time after one year from date of grant while a director and are based on years of service, with a minimum of 500 stock options for each director, an additional 500 stock options based on five or more years of service, another 500 stock options based on 10 or more years of service and an additional 1,000 stock options based on 20 or more years of service. Additional stock options are granted upon the expiration or exercise of any such option, which is no earlier than four years after date of grant, in an amount equal to such exercised or expired options.

Director Compensation Table

<CAPTIONS>
                              Director      Medical
                               and/or      Insurance   Option
                            Trustee Fees   Premiums    Awards   Total
Name                 Year       ($)           ($)      ($)(1)    ($)
---------------------------------------------------------------------
Matthew Brandt       2008      4,600             -         -    4,600
Richard Brandt       2008      4,100         9,237         -   13,337
Thomas Brandt        2008      4,600             -         -    4,600
Howard M. Brenner    2008     12,800             -       837   13,637
Jean Firstenberg     2008     16,100             -         -   16,100
Gene Jankowski       2008     20,800             -         -   20,800
Victor Liss          2008      9,500         4,619     2,512   16,631
Howard S. Modlin     2008     14,800             -     1,675   16,475
Michael R. Mulcahy   2008      4,100             -         -    4,100
---------------------------------------------------------------------

(1)  The options were granted pursuant to the Non-Employee
     Director Stock Option Plan described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 29, 2009 (or such other date specified) with respect to the beneficial ownership of the Corporation's
Class B Stock and Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Corporation's outstanding Class B Stock and/or Common Stock and who is deemed to be such beneficial owner of the Corporation's Class B Stock and Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation;
(iii) each named executive in the Summary Compensation Table; and (iv) all persons as a group who are executive officers and directors of the Corporation, and as to the percentage of outstanding shares held by them on that date.

<CAPTIONS>
                                                                 Amount
                                                              Beneficially    Percent     Percent of
Name, Status and Mailing Address             Title of Class      Owned        of Class    All Classes
-----------------------------------------------------------------------------------------------------

5% Stockholders:
----------------
Richard Brandt                                Class B Stock    133,208 (1)     46.44%          5.77%
Chairman Emeritus of the Board of              Common Stock     15,895 (1)        *              *
Directors, Consultant and beneficial
owner of more than 5% of the Corporation's
Class B Stock
26 Pearl Street
Norwalk, CT  06850

Matthew Brandt (2)                            Class B Stock     41,700         14.54%         1.81%
Director and beneficial owner of more than     Common Stock        480            *             *
5% of the Corporation's Class B Stock
26 Pearl Street
Norwalk, CT  06850

Thomas Brandt (2)                             Class B Stock     41,700         14.54%         1.81%
Director and beneficial owner of more than     Common Stock      1,354            *             *
5% of the Corporation's Class B Stock
26 Pearl Street
Norwalk, CT  06850

Gabelli Funds, LLC                             Common Stock    819,000 (3)     40.54%        35.50%
Beneficial owner of more than 5% of the
Corporation's Common Stock
One Corporate Center
Rye, NY  10580-1434

Non-Employee Directors:
-----------------------

Howard M. Brenner                              Common Stock      2,000 (4)        *             *
Jean Firstenberg                               Common Stock      1,920 (5)        *             *
Gene Jankowski                                 Common Stock      4,000 (5)        *             *
Victor Liss                                   Class B Stock      9,728          3.39%           *
                                               Common Stock      9,406            *             *
Howard S. Modlin                              Class B Stock      8,751 (6)      3.05%           *
                                               Common Stock      1,500 (5)        *             *

Named Executive Officers:
-------------------------

Karl P. Hirschauer                             Common Stock        629            *             *
Thomas F. Mahoney                              Common Stock      2,600 (7)        *             *
Al L. Miller                                   Common Stock        611            *             *
Michael R. Mulcahy                             Common Stock      8,303 (8)        *             *
Angela D. Toppi                                Common Stock      6,000 (8)        *             *
All directors and executive officers          Class B Stock    235,087 (9)     81.96%        10.19%
as a group (13 persons)                        Common Stock     54,698 (9)      2.67%         2.34%
---------------------

 *  Represents less than 1% of total number of outstanding shares.

(1) The amount includes 4,232 shares of Class B Stock owned by Mrs. R. Brandt and 12,500 shares of
    Common Stock acquirable upon exercise of stock options.

(2) Mr. M. Brandt and Mr. T. Brandt are Mr. R. Brandt's sons.

(3) Based on Schedule 13D, Amendment No. 64 dated April 21, 2009 by Mario J. Gabelli, GGCP, Inc.,
    Gabelli Funds, LLC, Gamco Investors, Inc. and GAMCO Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.
    Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.

(4) The amount includes 1,000 shares of Common Stock acquirable upon exercise of stock options.

(5) The amount includes 1,500 shares of Common Stock acquirable upon exercise of stock options.

(6) The amount includes 5,939 shares of Class B Stock owned by Mr. Modlin's immediate family or held in trust for Mr. Modlin's immediate family.

(7) The amount includes 2,500 shares of Common Stock acquirable upon exercise of stock options.

(8) The amount includes 5,000 shares of Common Stock acquirable upon exercise of stock options.

(9) The amount includes 10,171 shares of Class B Stock set forth in footnotes 1 and 6 above and
    30,500 shares of Common Stock which members of the group have the right to acquire by exercise of stock options (including director stock options).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Certain Transactions

During the year 2008, $300,000 in consulting fees for consulting services rendered by Mr. R. Brandt was paid by the Corporation to Moving Images, LLC, which is owned by members of his family, which includes Mr. M. Brandt and Mr.
T. Brandt, directors and former executive officers of the Corporation. During the year 2008, $146,333 in fees for legal services rendered was paid by the Corporation to the law firm of which Mr. Modlin, a director of the Corporation, is the president.

Independence of Non-Employee Directors

A director is considered independent under NYSE Amex rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation. Mr. Mulcahy is an employee of the Corporation, Messrs. M. Brandt and Mr. T. Brandt are recent employees of the Corporation and Mr. R. Brandt is a consultant to the Corporation and, therefore, have been determined by the Board to fall outside the definition of "independent director." Messrs. Brenner, Jankowski, Liss and Modlin and Ms. Firstenberg are non-employee Directors of the Corporation. Mr. Modlin is not considered independent due to the legal services rendered by the law firm of which Mr. Modlin is the president. The Board of Directors has determined that Messrs. Brenner, Jankowski and Liss and Ms. Firstenberg are "independent directors" within the meaning of the rules of the NYSE Amex, since they had no relationship with the Corporation other than their status and payment as non-employee Directors, and as stockholders. The Board of Directors has determined that Messrs. Brenner and Jankowski and Ms. Firstenberg are independent under the SEC's audit committee independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

UHY LLP ("UHY") has served as our independent registered public accounting firm since July 8, 2008, when the Audit Committee of the Corporation's Board of Directors approved their engagement to audit the Corporation's financial statements for the fiscal year ended December 31, 2008. The Audit Committee of the Board of Directors has appointed UHY as our independent registered public accounting firm for the year ending December 31, 2009.

The Audit Committee is not aware of any disagreements between management and our current auditors, UHY, regarding accounting principles and their application or otherwise.

Change in Auditors: On July 9, 2008, the Corporation, based on the Audit Committee's recommendation and approval, dismissed Eisner LLP ("Eisner") as the Corporation's independent registered public accounting firm. The Audit Committee took this action after consultation with management to enable the Corporation to obtain audit and related services at a lower annual cost.

Eisner reported on the Corporation's financial statements for the years ended December 31, 2007 and 2006 and through the date of dismissal of Eisner. There were no disagreements with Eisner an any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Eisner's satisfaction, would have caused them to make a reference to the subject matter in conjunction with their report on the Corporation's consolidated financial statements or such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On July 8, 2008, the Audit Committee of the Corporation's Board of Directors approved the engagement of UHY as its independent registered public accounting firm to audit the Corporation's financial statements for the fiscal year ending December 31, 2008.

During the years ended December 31, 2007 and 2006 and through the date of the Audit Committee's decision, the Corporation did not consult UHY with respect to the application of accounting principles to a specified transaction, either completed or proposed, or type of audit opinion that might be rendered on the Corporation's consolidated financial statements, or any other matter or reportable events listed in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

Through and as of April 29, 2009, UHY and UHY Advisors, Inc. ("Advisors"), as separate legal entities, collectively provide attest, accounting, tax and business consulting services through an alternative practice structure which is necessitated by most State statutes that prohibit corporate ownership of firms that provide attest services. UHY is a licensed CPA firm and provides attest services only, whereas Advisors provides the other services. UHY leases auditing staff who are full time, permanent employees of Advisors. UHY has only a few full time employees; however, the Partners of UHY are also Managing Directors of Advisors. While few of the audit services performed were provided by permanent, full time employees of UHY, for the most part, the leased staff are CPA qualified and satisfy the continuing education and other professional requirements. UHY trains, manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. During 2008, Advisors did not provide any services to the Corporation.

Audit Committee Pre-Approval of Independent Auditor Services: All audit services provided by UHY for 2008 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: UHY audit fees were $246,000 in 2008. UHY audit fees include fees associated with the annual audit of the Corporation's financial statements and the reviews of the Corporation's second and third quarterly reports on Form 10-Q. Eisner audit fees were $52,000 in 2008 and $297,000 in 2007. Eisner audit fees in 2008 include fees associated with the reviews of the Corporation's annual report and the first quarterly report on Form 10-Q. Eisner audit fees in 2007 included fees associated with the annual audit of the Corporation's 2007 financial statements and the reviews of the Corporation's quarterly reports on Form 10-Q.

Audit-Related Fees: UHY did not provide any audit-related services. $6,000 and $5,000 was paid or accrued to Eisner in 2008 and 2007, respectively, for assistance related to various financial reporting matters.

Tax Fees:  Neither UHY or Eisner provided any tax services.

All Other Fees:  Neither UHY or Eisner provided any non-audit services.


                                    PART IV


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

Dated:  April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        /s/ Gene F. Jankowski                     April 30, 2009
----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                           April 30, 2009
----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Matthew Brandt                        April 30, 2009
----------------------------------------
Matthew Brandt, Director

        /s/ Richard Brandt                        April 30, 2009
----------------------------------------
Richard Brandt, Director

        /s/ Thomas Brandt                         April 30, 2009
----------------------------------------
Thomas Brandt, Director

        /s/ Howard M. Brenner                     April 30, 2009
----------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                      April 30, 2009
----------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                      April 30, 2009
----------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                    April 30, 2009
----------------------------------------
Michael R. Mulcahy, President, Chief
Executive Officer and Director