Form 10-Q
period 2009-03-31
TRANS LUX CORP
filed 2009-05-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2009
                                                --------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller
                       ---                 ---                     ---
reporting company X
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                    Class                             Shares Outstanding
--------         -------------------------------            ------------------
05/13/09         Common Stock - $1.00 Par Value                  2,020,090
05/13/09         Class B Stock - $1.00 Par Value                   286,814
                 (Immediately convertible into a like
                 number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                       Page No.
Part I - Financial Information (unaudited)                             --------

         Item 1. Condensed Consolidated Balance Sheets -
                 March 31, 2009 and December 31, 2008                        1

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 2009 and 2008                  2

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2009 and 2008                  3

                 Notes to Condensed Consolidated Financial Statements        4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        11

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                       15

         Item 4. Controls and Procedures                                    15


Part II - Other Information

         Item 1. Legal Proceedings                                          16

         Item 1A. Risk Factors                                              16

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                   16

         Item 3. Defaults upon Senior Securities                            17

         Item 4. Submission of Matters to a Vote of Security Holders        17

         Item 5. Other Information                                          17

         Item 6. Exhibits                                                   17

Signatures                                                                  18

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                     March 31        December 31
In thousands, except share data                                        2009             2008
------------------------------------------------------------------------------------------------
                                                                    (unaudited)     (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 1,542            $ 1,422
  Cash in escrow                                                          400                400
  Available-for-sale securities                                             -                135
  Receivables, less allowance of $892 - 2009 and $926 - 2008            3,946              4,594
  Unbilled receivables                                                      -                120
  Inventories                                                           6,127              6,592
  Prepaids and other                                                      882              1,167
  Current assets associated with discontinued operations (Note 2)         127                149
                                                                      -------            -------
    Total current assets                                               13,024             14,579
                                                                      -------            -------
Rental equipment                                                       63,129             62,483
  Less accumulated depreciation                                        36,738             35,358
                                                                      -------            -------
                                                                       26,391             27,125
                                                                      -------            -------
Property, plant and equipment                                           7,637              7,511
  Less accumulated depreciation                                         4,872              4,784
                                                                      -------            -------
                                                                        2,765              2,727
Asset associated with discontinued operations (Note 2)                    920                920
Other receivable                                                        2,580              2,580
Goodwill                                                                  810                810
Other assets                                                            2,086              2,106
                                                                      -------            -------
TOTAL ASSETS                                                          $48,576            $50,847
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 2,383            $ 3,151
  Accrued liabilities                                                   6,273              6,146
  Current portion of long-term debt                                     2,680              2,945
  Liabilities associated with discontinued operations (Note 2)            546                544
                                                                      -------            -------
    Total current liabilities                                          11,882             12,786
                                                                      -------            -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012        10,129             10,129
  9 1/2% Subordinated debentures due 2012                                 951                951
  Notes payable                                                         8,166              8,566
                                                                      -------            -------
                                                                       19,246             19,646
Deferred credits, deposits and other                                    4,169              3,968
                                                                      -------            -------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2009 and 2008                            2,453              2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2009 and 2008                                287                287
  Additional paid-in-capital                                           14,742             14,741
  Retained earnings                                                     2,652              3,806
  Accumulated other comprehensive loss                                 (3,392)            (3,377)
                                                                      -------            -------
                                                                       16,742             17,910
  Less treasury stock - at cost - 433,596 common shares in
    2009 and 2008                                                       3,463              3,463
                                                                      -------            -------
    Total stockholders' equity                                         13,279             14,447
                                                                      -------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $48,576            $50,847
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)

<CAPTIONS>
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                      ------------------------
In thousands, except per share data                                      2009             2008
----------------------------------------------------------------------------------------------

Revenues:
  Equipment rentals and maintenance                                   $ 2,463          $ 2,739
  Equipment sales                                                       5,249            5,174
  Real estate rentals                                                      57               87
                                                                      -------          -------
    Total revenues                                                      7,769            8,000
                                                                      -------          -------
Operating expenses:
  Cost of equipment rentals and maintenance                             2,113            2,363
  Cost of equipment sales                                               3,995            3,609
  Cost of real estate rentals                                              15               25
                                                                      -------          -------
    Total operating expenses                                            6,123            5,997
                                                                      -------          -------
Gross profit from operations                                            1,646            2,003
General and administrative expenses                                    (2,351)          (2,819)
Interest expense, net                                                    (408)            (422)
Other income                                                                -                4
                                                                      -------          -------
Loss from continuing operations before income taxes                    (1,113)          (1,234)
Income tax (expense) benefit                                              (41)              48
                                                                      -------          -------
Loss from continuing operations                                        (1,154)          (1,186)
Income from discontinued operations                                         -              159
                                                                      -------          -------
Net loss                                                              $(1,154)         $(1,027)
                                                                      =======          =======

Loss per share continuing operations - basic and diluted              $ (0.50)         $ (0.52)
Earnings per share discontinued operations - basic and diluted              -             0.07
                                                                      -------          -------
Total loss per share - basic and diluted                              $ (0.50)         $ (0.45)
                                                                      =======          =======

Weighted average common shares outstanding - basic and diluted          2,307            2,307
                                                                      =======          =======
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

<CAPTIONS>
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           ------------------
In thousands                                                                 2009       2008
---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                   $(1,154)   $(1,027)
Income from discontinued operations                                              -       (159)
                                                                           -------    -------
  Loss from continuing operations                                           (1,154)    (1,186)
Adjustment to reconcile loss from continuing operations
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                              1,512      1,625
  Changes in operating assets and liabilities:
    Receivables                                                                768       (339)
    Inventories                                                                465         90
    Prepaids and other assets                                                  261          -
    Accounts payable and accruals                                             (655)      (296)
    Deferred credits, deposits and other                                       201         64
                                                                           -------    -------
      Net cash provided by (used in) operating activities                    1,398        (42)
                                                                           -------    -------

Cash flows from investing activities
Equipment manufactured for rental                                             (646)      (933)
Purchases of property, plant and equipment                                    (126)       (62)
Proceeds from sale of available-for-sale securities                            135          -
                                                                           -------    -------
      Net cash used in investing activities                                   (637)      (995)
                                                                           -------    -------

Cash flows from financing activities
Payments of long-term debt                                                    (665)      (674)
                                                                           -------    -------
      Net cash used in financing activities                                   (665)      (674)
                                                                           -------    -------

Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations                24         79
Cash used in investing activities of discontinued operations                     -       (624)
Cash provided by financing activities of discontinued operations                 -        388
                                                                           -------    -------
      Net cash provided by (used in) discontinued operations                    24       (157)
                                                                           -------    -------

Net increase (decrease) in cash and cash equivalents                           120     (1,868)
Cash and cash equivalents at beginning of year                               1,422      6,591
                                                                           -------    -------

Cash and cash equivalents at end of period                                 $ 1,542    $ 4,723
                                                                           =======    =======
---------------------------------------------------------------------------------------------
Interest paid                                                              $   543    $ 1,021
Income taxes paid                                                                -          5
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the March 31, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements.

The Company has incurred losses from continuing operations for the three months ended March 31, 2009 and 2008 of $1,154,000 and $1,186,000, respectively. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve manufacturing efficiencies. The Company also continues to explore ways to reduce costs and has reduced certain personnel and related expenses and all non-union personnel salaries were reduced to lower operating costs in the future. Union personnel have agreed to defer their increase for ten months, until January 1, 2010. The Company continues to take steps to reduce the cost to maintain the equipment on rentals and maintenance. In addition, the Company is recording less interest expense as a result of paying down debt with the net proceeds from the sale of the assets of the Entertainment Division in the second quarter of 2008. See Note 2 - Discontinued Operations to the condensed consolidated financial statements. The Company has positive working capital of $1.1 million as of March 31, 2009. As of March 31, 2009, the Company has fully drawn its $5.0 million revolving loan facility, which was modified subsequent to the end of the first quarter to extend the maturity date to April 1, 2010. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity. While management believes it will be successful, there can be no assurance that management will be successful in achieving any of the above objectives.
We further believe that our cash, cash equivalents and cash provided from continuing operations, which will depend upon our future operating performance, which is subject to general economic, financial, competetive and other factors that are beyond our control, should be sufficient to meet our anticipated needs for working capital requirements.

In December 2007, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS Statement No. 141. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. We will apply the provisions of SFAS 141R for future transactions.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.
In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 on January 1, 2009 had no effect on the Company's financial statements.


Note 2 - Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. The $0.4 million cash held in escrow will be released to the Company on July 15, 2009, net of any purchase price adjustments. The buyer assumed the operating results effective as of June 27, 2008. In accordance with the provisions of SFAS No. 144, "Accounting For the Impairment or Disposal of Long-lived Assets," the Company has accounted for the Entertainment Division as discontinued operations and, accordingly, has restated all prior period information.

In addition to the $24.5 million purchase price, there is a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008. However, there can be no assurance that there will be any additional purchase price earned and none has been earned as of the end of 2008. There was also a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million, which went unexercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.8 million as well as $2.0 million in disposal costs during the quarter ended June 30, 2008. The Company has agreed not to compete in the theatre business in certain Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, former executive officers of the Company, terminated their employment with the Company and became full time officers of the buyer, managing the theatre business purchased. The Company provided certain services on a transition basis for six months and is also providing consulting services for a year, which consulting services will be rendered by Richard Brandt, a director and consultant to the Company. The Company received an opinion from an independent third party that the transaction was fair to the stockholders of the Company from a financial point of view.

The $5.7 million net proceeds from the sale were used to prepay the term loan under the Credit Agreement with the Company's senior lender. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The following table presents the financial results of the discontinued operations for the three months ended March 31, 2008:

<CAPTIONS>
In thousands, except per share data
-----------------------------------------------------------------------
Revenues                                                         $3,101
Operating expenses                                                2,369
                                                                 ------
Gross profit                                                        732
General and administrative expenses                                (262)
Interest expense, net                                              (331)
Income from joint venture                                           119
                                                                 ------
Income from discontinued operations before income taxes             258
Income tax expense                                                  (99)
                                                                 ------
Net income from discontinued operations                          $  159
                                                                 ======
Income per share discontinued operations - basic and diluted     $ 0.07
-----------------------------------------------------------------------

Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer and/or repaid at the closing and related to the portion of the Credit Agreement paid with the sales proceeds.

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheets as of March 31, 2009 and
December 31, 2008:

<CAPTIONS>
In thousands                                                   2009     2008
----------------------------------------------------------------------------
Prepaids and other assets                                    $  127   $  149
Land                                                            920      920
                                                             ---------------
Total assets associated with discontinued operations         $1,047   $1,069
                                                             ===============

Current liabilities                                          $  546   $  544
                                                             ---------------
Total liabilities associated with discontinued operations    $  546   $  544
----------------------------------------------------------------------------

Note 3 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                     March 31  December 31
In thousands             2009         2008
------------------------------------------
Raw materials          $4,180       $4,769
Work-in-progress        1,474        1,317
Finished goods            473          506
                       ------       ------
                       $6,127       $6,592
------------------------------------------


Note 4 - Other Receivable

The Company has a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable is secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser has defaulted on this payment and the Company is pursuing legal remedies. The Company has classified the receivable as long term pending the outcome. The base four-year term of the sale/leaseback ended in June 2008.


Note 5 - Long-Term Debt

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 1.75% (5.00% at March 31, 2009). Subsequent to the end of the quarter, the rate of interest was modified to Prime plus 2.00%, with a floor of 6.00%, the maturity of the Credit Agreement was extended to April 1, 2010, and certain of the financial covenants were modified. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a fixed charge coverage ratio of 1.1 to 1.0 for the current quarter and 1.25 to 1.0 thereafter, a loan-to-value ratio of not more than 50%, a cap on capital expenditures, a leverage ratio and maintaining a tangible net worth of not less than $24.0 million. As of March 31, 2009, the Company was in compliance with the financial covenants. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

Note 6 - Reporting Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows:

<CAPTIONS>
                                                    Three months ended March 31
In thousands                                                   2008        2009
-------------------------------------------------------------------------------
Net loss, as reported                                       $(1,154)    $(1,027)
                                                            -------------------
Other comprehensive (loss) income:
  Unrealized foreign currency translation loss                  (15)       (111)
  Unrealized holding loss on available-for-sale securities        -          (4)
  Income tax benefit related to items of other
    comprehensive (loss) income                                   -           1
                                                            -------------------
Total other comprehensive (loss) income, net of tax             (15)       (114)
                                                            -------------------
Comprehensive loss                                          $(1,169)    $(1,141)
-------------------------------------------------------------------------------


Note 7 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost. Effective April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                               Three months ended March 31
In thousands                              2009        2008
----------------------------------------------------------
Interest cost                            $ 150       $ 160
Expected return on plan assets            (119)       (158)
Amortization of prior service cost           4           4
Amortization of net actuarial loss         105          66
                                         -----------------
Net periodic pension cost                $ 140       $  72
----------------------------------------------------------

As of March 31, 2009, the Company has recorded a current and long-term pension liability of $0.5 million and $4.0 million, respectively. The minimum required contribution for 2009 is expected to be $0.5 million. The Company will seek a waiver to extend the due date for the quarterly payment of $96,000 which is currently due May 15, 2009.


Note 8 - Stock Option Plans

The Company did not issue any stock options during the three months ended March 31, 2009 and 2008. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

The following summarizes the activity of the Company's stock options for the three months ended March 31, 2009:

<CAPTIONS>
                                                                            Weighted
                                                            Weighted         Average
                                                             Average       Remaining     Aggregate
                                                            Exercise     Contractual     Intrinsic
                                               Options     Price ($)      Term (Yrs)         Value
--------------------------------------------------------------------------------------------------
Outstanding at beginning of year                33,500          5.22
Granted                                              -             -
Exercised                                            -             -
Terminated                                      (2,000)         4.95
                                                -------
Outstanding at end of period                    31,500          5.23             3.4
                                                ====================================
Vested and expected to vest at end of period    31,500          5.23             3.4             -
                                                ====================================
Exercisable at end of period                    31,500          5.23             3.4             -
--------------------------------------------------------------------------------------------------


Note 9 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At March 31, 2009 and 2008, there were outstanding stock options to purchase 31,500 and 63,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 10 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company is party to a pending legal proceeding which is in the process of possibly being settled and is not expected to have an adverse impact on the consolidated financial position or operations of the Company. The Company is also party to other pending legal proceedings and claims, which are covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.


Note 11 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Real estate rental segment owns an income-producing property. Segment operating income is shown after operating expenses and selling, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $0.8 million, $0.7 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's continuing operations in its three business segments for the three months ended March 31, 2009 and 2008 is as follows:

<CAPTIONS>
                                              Three months ended March 31
In thousands                                             2009        2008
-------------------------------------------------------------------------
Revenues:
  Indoor display                                      $ 2,375     $ 2,708
  Outdoor display                                       5,337       5,205
  Real estate rental                                       57          87
                                                      -------------------
Total revenues                                        $ 7,769     $ 8,000
                                                      -------------------
Operating (loss) income:
  Indoor display                                      $  (219)    $  (139)
  Outdoor display                                         337         313
  Real estate rental                                       39          59
                                                      -------------------
Total operating income                                    157         233
Other income                                                -           4
Corporate general and administrative expenses            (862)     (1,049)
Interest expense, net                                    (408)       (422)
                                                      -------------------
Loss from continuing operations before income taxes    (1,113)     (1,234)
Income tax (expense) benefit                              (41)         48
                                                      -------------------
Net loss from continuing operations                   $(1,154)    $(1,186)
-------------------------------------------------------------------------

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

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.8 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008. See Note 2 - Discontinued Operations to the condensed consolidated financial statements. The following discussion and analysis of financial condition and results of operations relates only to continuing operations.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets. The Real estate rental segment includes the operations of an income-producing real estate property.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenues for the three months ended March 31, 2009 decreased $231,000 or 2.9% to $7.8 million from $8.0 million for the three months ended March 31, 2008, primarily due to decreases in Indoor display revenues and Outdoor display rentals and maintenance revenues, offset by an increase in Outdoor display sales revenues.

Indoor display revenues decreased $333,000 or 12.3%. Of this decrease, Indoor display equipment sales decreased $195,000 or 19.9%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $139,000 or 8.1%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor sales and rentals and maintenance revenues.

Outdoor display revenues increased $132,000 or 2.5%. Of this increase, Outdoor display equipment sales increased $270,000 or 6.4%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $138,000 or 13.5%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate rental revenues decreased $30,000 or 34.5%, primarily due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location.

Total operating income for the three months ended March 31, 2009 decreased $76,000 or 32.6% to $157,000 from $233,000 for the three months ended March 31, 2008, principally due to the decline in revenues, offset by a decrease in general and administrative expenses.

Indoor display operating loss increased $80,000 to $219,000 in 2009 compared to $139,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 83.2% of related revenues in 2009 compared to 78.3% in 2008. Indoor displays cost of equipment rentals and maintenance as a percentage of related revenues increased primarily due to an increase in material costs, offset by a $83,000 decrease in depreciation expense and a $77,000 decrease in field service costs. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $15,000 or 3.2%, primarily due to the decrease in revenues, offset by increased material costs. Indoor display general and administrative expenses decreased $111,000 or 15.3%, primarily due to a reduction in payroll and benefits and related expenses, offset by an increase in bad debt expense. Due to the current economic condition, during the first quarter, certain personnel and related expenses of the Indoor display business was reduced, resulting in annual cash savings of approximately $0.9 million.

Outdoor display operating income increased $24,000 or 7.7%, primarily as a result of a decrease in general and administrative expenses, offset by increases in material costs. The cost of Outdoor displays represented 77.4% of related revenues in 2009 compared to 74.0% in 2008. Outdoor display cost of equipment sales increased $401,000 or 12.8%, principally due to the increase in volume, the sales mix and increases in material costs. Outdoor display cost of equipment rentals and maintenance decreased $122,000 or 17.2%, primarily due to a $104,000 decrease in field service costs to maintain the equipment and a $17,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $170,000 or 16.3%, primarily due to a reduction in selling payroll and benefits and related expenses, as well as a decrease in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, during the first quarter, certain personnel and related expenses of the commercial business were reduced, and all non-union personnel salaries were reduced, resulting in an annual cash savings of approximately $1.0 million.

Real estate rental operating income decreased $20,000 or 33.9%, primarily due to the decrease in revenues due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location. The cost of Real estate rental represented 26.3% of related revenues in 2009 compared to 28.7% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $187,000 or 17.8%, primarily due to a decrease in facility expenses and benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs. Due to the current economic condition, during the first quarter, all personnel salaries and consulting fees were reduced, resulting in an annual savings of approximately $0.3 million.

Net interest expense decreased $14,000 due to a reduction in total debt, offset by an increase in the interest rates of the variable rate debt.

The effective tax rate (benefit) for the three months ended March 31, 2009 and 2008 was 3.7% and (3.9%), respectively. Both the 2009 and 2008 tax rate is being affected by the valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The current year's income tax expense relates to the Company's Canadian subsidiary. The 2008 tax rate benefit relates to the benefit from the loss from continuing operations, offset by income tax expense related to the Company's Canadian subsidiary.


Liquidity and Capital Resources

During the three months ended March 31, 2009, long-term debt, including current portion, decreased $665,000, due to regularly scheduled payments of long-term debt.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 1.75% (5.00% at March 31, 2009). Subsequent to the end of the quarter, the rate of interest was modified to Prime plus 2.00%, with a floor of 6.00%, the maturity of the Credit Agreement was extended to April 1, 2010, and certain of the financial covenants were modified. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a fixed charge coverage ratio of 1.1 to 1.0 for the current quarter and 1.25 to 1.0 thereafter, a loan-to-value ratio of not more than 50%, a cap on capital expenditures, a leverage ratio and maintaining a tangible net worth of not less than $24.0 million. As of March 31, 2009, the Company was in compliance with the forgoing financial covenants. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing. The Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes it should be able to accomplish within the next twelve months, but the current global credit market has been impacting the timing of accomplishing these objectives. While management believes it will be successful, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The following table summarizes the Company's fixed cash obligations as of March
31, 2009 for the remainder of 2009 and the next four years:

<CAPTIONS>
                              Remainder of
In thousands                          2009     2010     2011      2012   2013
-----------------------------------------------------------------------------
Long-term debt, including interest  $3,252   $8,049   $1,249   $13,229   $  -
Employment and consulting
  agreement obligations                597      425      302       197    197
Operating lease payments               392      417      402       271     77
                                    -----------------------------------------
Total                               $4,241   $8,891   $1,953   $13,697   $274
-----------------------------------------------------------------------------

Cash and cash equivalents increased $120,000 for the three months ended March 31, 2009 compared to a decrease of $1.9 million for the three months ended March 31, 2008. The increase in 2009 is primarily attributable to cash provided by operating activities of $1.4 million and the proceeds from sale of available-for-sale securities of $135,000, offset by the investment in equipment for rental of $646,000, the investment in property, plant and equipment of $126,000 and scheduled payments of long-term debt of $665,000. The decrease in 2008 is primarily attributable to the investment in equipment for rental of $933,000, the investment in property, plant and equipment of $62,000, scheduled payments of long-term debt of $674,000 and cash used in operating activities of $42,000.

Although the Company has incurred losses from continuing operations, it believes that cash provided by continuing operations, which will depend upon our future operating performance, which is subject to general economic, financial, competetive and other factors that are beyond its control, together with cash and cash equivalents on hand should be sufficient to fund anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and is in discussions with senior lenders and others. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance. These forward-looking statements will be estimates and may or may not be realized by the Company. The Company undertakes no duty to update such forward-looking statements. Many factors could cause actual results to differ from these forward-looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company's products, interest rate and foreign exchange fluctuations, terrorist acts and war.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2009, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $104,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $16,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance. The Company and four of its directors are party to a pending legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830 (KMK), beneficial owners of thirty-nine percent of the common stock of the Company. The proceeding, which is in the process of possibly being settled, is not expected to have an adverse impact on the consolidated financial position or operations of the Company.

The Company is also party to other pending legal proceedings and claims, which are covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.


Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has incurred losses from continuing operations for the three months ended March 31, 2009 and 2008 of $1,154,000 and $1,186,000, respectively. As of March 31, 2009, the Company has fully drawn its $5.0 million revolving loan facility, which was amended subsequent to the first quarter to extend the maturity date to April 1, 2010. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes it should be able to accomplish within the next twelve months, but the current global credit market has been impacting the timing of accomplishing these objectives. While management believes it will be successful, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:  May 14, 2009



                                        by  /s/  Angela D. Toppi
                                          -----------------------------
                                           Angela D. Toppi
                                           Executive Vice President and
                                           Chief Financial Officer