Form 10-Q
period 2009-06-30
TRANS LUX CORP
filed 2009-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2009
                                                 -------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---
Smaller reporting company X
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                      Class                          Shares Outstanding
--------        ------------------------------------       ------------------

08/13/09        Common Stock - $1.00 Par Value                  2,020,090
08/13/09        Class B Stock - $1.00 Par Value                   286,814
                (Immediately convertible into a like
                number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                        Page No.
Part I - Financial Information (unaudited)

         Item 1. Condensed Consolidated Balance Sheets -
                 June 30, 2009 and December 31, 2008                           1

                 Condensed Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 2009 and 2008             2

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2009 and 2008                       3

                 Notes to Condensed Consolidated Financial Statements          4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   17

         Item 4. Controls and Procedures                                      17


Part II - Other Information

         Item 1. Legal Proceedings                                            18

         Item 1A. Risk Factors                                                18

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  19

         Item 3. Defaults upon Senior Securities                              19

         Item 4. Submission of Matters to a Vote of Security Holders          19

         Item 5. Other Information                                            19

         Item 6. Exhibits                                                     19

Signatures                                                                    20

Exhibits


                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                  June 30      December 31
In thousands, except share data                                     2009          2008
------------------------------------------------------------------------------------------
                                                                (unaudited)    (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,742         $ 1,422
  Cash in escrow                                                       400             400
  Available-for-sale securities                                          -             135
  Receivables, less allowance of $804 - 2009 and $926 - 2008         3,825           4,594
  Unbilled receivables                                                   8             120
  Inventories                                                        5,828           6,592
  Prepaids and other                                                   768           1,167
  Current assets associated with discontinued operations (Note 2)      136             149
                                                                   -------         -------
    Total current assets                                            12,707          14,579
                                                                   -------         -------
Rental equipment                                                    63,542          62,483
  Less accumulated depreciation                                     38,119          35,358
                                                                   -------         -------
                                                                    25,423          27,125
                                                                   -------         -------
Property, plant and equipment                                        7,644           7,511
  Less accumulated depreciation                                      4,956           4,784
                                                                   -------         -------
                                                                     2,688           2,727
Asset held for sale                                                    920             920
Other receivable                                                         -           2,580
Goodwill                                                               810             810
Other assets                                                         1,086           2,106
                                                                   -------         -------
TOTAL ASSETS                                                       $43,634         $50,847
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 1,411         $ 3,151
  Accrued liabilities                                                6,555           6,146
  Current portion of long-term debt                                  8,288           2,945
  Liabilities associated with discontinued operations (Note 2)         547             544
                                                                   -------         -------
    Total current liabilities                                       16,801          12,786
                                                                   -------         -------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012     10,129          10,129
  9 1/2% Subordinated debentures due 2012                              951             951
  Notes payable                                                      1,883           8,566
                                                                   -------         -------
                                                                    12,963          19,646
Deferred credits, deposits and other                                 4,236           3,968
                                                                   -------         -------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,453,591 shares issued in 2009 and 2008                         2,453           2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued in 2009 and 2008                             287             287
  Additional paid-in-capital                                        14,743          14,741
  Retained earnings                                                 (1,153)          3,806
  Accumulated other comprehensive loss                              (3,233)         (3,377)
                                                                   -------         -------
                                                                    13,097          17,910
  Less treasury stock - at cost - 433,596 common shares in
    2009 and 2008                                                    3,463           3,463
                                                                   -------         -------
    Total stockholders' equity                                       9,634          14,447
                                                                   -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $43,634         $50,847
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)

<CAPTIONS>
                                                                Three Months Ended        Six Months Ended
                                                                      June 30                 June 30
                                                               -------------------      -------------------
In thousands, except per share data                               2009        2008         2009        2008
-----------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                            $ 2,449     $ 2,845      $ 4,912     $ 5,584
  Equipment sales                                                4,935       7,491       10,184      12,665
  Real estate rentals                                               59          81          116         168
                                                               -------     -------      -------     -------
    Total revenues                                               7,443      10,417       15,212      18,417
                                                               -------     -------      -------     -------

Operating expenses:
  Cost of equipment rentals and maintenance                      2,063       2,409        4,176       4,772
  Cost of equipment sales                                        3,728       5,220        7,723       8,829
  Cost of real estate rentals                                       15          24           30          49
                                                               -------     -------      -------     -------
    Total operating expenses                                     5,806       7,653       11,929      13,650
                                                               -------     -------      -------     -------

Gross profit from operations                                     1,637       2,764        3,283       4,767
General and administrative expenses                             (2,268)     (2,791)      (4,619)     (5,610)
Interest expense, net                                             (437)       (342)        (845)       (764)
Write off of note receivable, net                               (2,686)          -       (2,686)          -
Other income                                                         -           -            -           4
                                                               -------     -------      -------     -------
Loss from continuing operations before income taxes             (3,754)       (369)      (4,867)     (1,603)

Income tax expense                                                 (51)     (1,350)         (92)     (1,302)
                                                               -------     -------      -------     -------

Loss from continuing operations                                 (3,805)     (1,719)      (4,959)     (2,905)
Loss from discontinued operations                                    -      (3,636)           -      (3,477)
                                                               -------     -------      -------     -------
Net loss                                                       $(3,805)    $(5,355)     $(4,959)    $(6,382)
                                                               =======     =======      =======     =======

Loss per share continuing operations - basic and diluted       $ (1.65)    $ (0.74)     $ (2.15)    $ (1.26)
Loss per share discontinued operations - basic and diluted           -       (1.58)           -       (1.51)
                                                               -------     -------      -------     -------
Total loss per share - basic and diluted                       $ (1.65)    $ (2.32)     $ (2.15)    $ (2.77)
                                                               =======     =======      =======     =======

Weighted average common shares outstanding - basic and diluted   2,307       2,307        2,307       2,307
                                                               =======     =======      =======     =======

-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)
<CAPTIONS>
                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                   -----------------------
In thousands                                                          2009            2008
------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           $(4,959)        $(6,382)
Loss from discontinued operations                                        -           3,477
                                                                   -------         -------
  Loss from continuing operations                                   (4,959)         (2,905)
Adjustment to reconcile loss from continuing operations
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                      3,025           3,280
  Write-off of note receivable                                       2,686               -
  Changes in operating assets and liabilities:
    Receivables                                                        881          (1,407)
    Inventories                                                        764             237
    Prepaids and other assets                                        1,118             143
    Accounts payable and accruals                                   (1,185)            212
    Deferred credits, deposits and other                               371             115
                                                                   -------         -------
      Net cash provided by (used in) operating activities            2,701            (325)
                                                                   -------         -------

Cash flows from investing activities
Equipment manufactured for rental                                   (1,059)         (1,635)
Purchases of property, plant and equipment                            (133)           (374)
Proceeds from sale of available-for-sale securities                    135               -
                                                                   -------         -------
      Net cash used in investing activities                         (1,057)         (2,009)
                                                                   -------         -------

Cash flows from financing activities
Payments of long-term debt                                          (1,340)         (1,343)
                                                                   -------         -------
      Net cash used in financing activities                         (1,340)         (1,343)
                                                                   -------         -------

Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations        16           1,294
Cash used in investing activities of discontinued operations             -          (1,963)
Cash provided by financing activities of discontinued operations         -           1,243
                                                                   -------         -------
      Net cash provided by discontinued operations                      16             574
                                                                   -------         -------

Net increase (decrease) in cash and cash equivalents                   320          (3,103)
Cash and cash equivalents at beginning of year                       1,422           6,591
                                                                   -------         -------

Cash and cash equivalents at end of period                         $ 1,742         $ 3,488
                                                                   =======         =======
------------------------------------------------------------------------------------------
Interest paid                                                      $   740         $ 1,578
Income taxes paid                                                       20               5
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2009
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the June 30, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements.

The Company has incurred losses from continuing operations for the three and six months ended June 30, 2009 of $3.8 million and $5.0 million, respectively, which includes a $2.7 million write off of a note receivable related to the former Norwalk facility the Company sold in 2004. See Note 4 - Other Receivable. The Company has generated cash provided by operating activities of continuing operations of $2.7 million for the six months ended June 30, 2009 and used $325,000 for the six months ended June 30, 2008. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to improve certain manufacturing efficiencies. The cash flows of the Company are tight, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, had to increase the timetable of the payment of some of its payables. The Company continues to explore ways to reduce costs and has reduced certain personnel and related expenses and all non-union personnel salaries were reduced to lower operating costs in the future. Union personnel have agreed to defer payment of their increase for ten months, until January 1, 2010. The Company continues to take steps to reduce the cost to maintain the equipment on rentals and maintenance. In addition, the Company is recording less interest expense as a result of paying down debt with the net proceeds from the sale of the assets of the Entertainment Division recorded in the second quarter of 2008. See Note 2 - Discontinued Operations to the condensed consolidated financial statements. Although the Company is putting these cost saving initiatives into place, the current economic condition continues to hinder our efforts and negatively impact cash flow. As of June 30, 2009, the Company has fully drawn its $5.0 million revolving loan facility, which is in an overdraft position of approximately $300,000. Subsequent to the end of the second quarter, the senior lender waived the overdraft and non-compliance with certain loan covenants and has agreed to modify these requirements in an amendment to the Credit Agreement. The Company's Credit Agreement with its senior lender matures April 1, 2010 and as a result is recorded as a current liability, generating a negative working capital ratio of 0.76 to 1.00. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, but refinancing in the current global credit environment has been a challenge and there can be no assurance that management will be successful in achieving any of the above objectives. The Company's inability to obtain replacement financing or to further extend the maturity of the Credit Agreement, which matures on April 1, 2010, would have a negative impact on the Company's operations. We believe that our cash, cash equivalents and cash provided by continuing operations depend upon our future operating performance, and is subject to general economic, financial, competitive and other factors that are beyond our control, and the continued decline in the revenue of the lease base, generally should be sufficient to meet our anticipated needs for working capital requirements in the future. However, our cash is tight and difficult to manage, so there can be no assurance that we will meet our anticipated needs for working capital in the future.

Fair Value of Financial Instruments. In accordance with Statement of Financial Accounting Standards No. 157, "Fair Value Measures" ("SFAS 157"), the Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. Under SFAS 157, the fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds and the cash surrender value of life insurance using quoted market prices, a Level I or an observable input as defined under SFAS
157. The investments underlying the cash surrender value of life insurance consist primarily of mutual funds with quoted prices in active markets. At June 30, 2009, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $25,000 and $57,000, respectively. At December 31, 2008, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $25,000 and $328,000, respectively. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. At June 30, 2009, the fair value of the Company's 8 1/4% Limited Convertible Subordinated Notes ("Notes") and the 9 1/2% Subordinated Debentures ("Debentures"), using a Level II or an observable input as defined under SFAS 157, was $6.9 million and $1.0 million, respectively. At December 31, 2008, the fair value of the Notes and the Debentures was $7.0 million and $1.0 million, respectively. At June 30, 2009, the fair value of the Company's remaining long-term debt approximates its carrying value of $10.1 million. At December 31, 2008, the fair value of the Company's remaining long-term debt approximates its carrying value of $11.5 million.

The Company has performed a review of events subsequent to the balance sheet date through August 14, 2009, the date the financial statements were issued.


Note 2 - Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. The $0.4 million cash held in escrow is subject to resolution of two claims raised by the buyer. The net balance after resolution of the two claims will be released to the Company later in 2009. The buyer assumed the operating results effective as of June 27, 2008. The Company has accounted for the Entertainment Division as discontinued operations.

In addition to the $24.5 million purchase price, there was a potential additional purchase price based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008, but none has been earned to date. There was also a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million, which went unexercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.8 million as well as $2.0 million in disposal costs during the quarter ended June 30, 2008.

The Company has agreed not to compete in the theatre business in certain Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, former executive officers of the Company, terminated their employment with the Company and became full time officers of the buyer, managing the theatre business purchased. The Company provided certain services on a transition basis for six months and is also providing consulting services for a year, which consulting services were rendered by Richard Brandt, a director and consultant to the Company. The Company received an opinion from an independent third party that the transaction was fair to the stockholders of the Company from a financial point of view.

The $5.7 million net proceeds from the sale were used to prepay the term loan under the Credit Agreement with the Company's senior lender. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The Condensed Consolidated Statements of Operations for the three and six month period ended June 30, 2008 have been restated to reflect a reallocation of interest expense and income tax expense between continuing operations and discontinued operations to conform to adjustments made in connection with the filing of the Company's annual report on Form 10-K for the year ended December
31, 2008. There was no change in the reported net loss for either period. The following table summarizes these adjustments:

<CAPTIONS>
                                                           Three Months Ended        Six Months Ended
In thousands, except per share data                           June 30, 2008            June 30, 2008
------------------------------------------------------------------------------------------------------
                                                      As Previously            As Previously
                                                           Reported  Restated       Reported  Restated
                                                            ------------------------------------------
Revenues                                                    $ 3,144   $ 3,144        $ 6,245   $ 6,245
Operating expenses                                            2,623     2,623          4,992     4,992
                                                            ------------------------------------------
Gross profit                                                    521       521          1,253     1,253
General and administrative expenses                            (297)     (297)          (559)     (559)
Interest expense, net                                          (224)     (297)          (470)     (628)
Income from joint venture                                       120       120            239       239
Asset impairment/disposal costs                              (4,934)   (4,934)        (4,934)   (4,934)
Income tax benefit                                                -     1,251              -     1,152
                                                            ------------------------------------------
Net loss from discontinued operations                       $(4,814)  $(3,636)       $(4,471)  $(3,477)
                                                            ==========================================
Loss per share discontinued operations - basic and diluted  $ (2.09)  $ (1.58)       $ (1.94)  $ (1.51)
------------------------------------------------------------------------------------------------------

Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer and/or repaid at the closing and related to the portion of the Credit Agreement paid with the sales proceeds.

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheets as of June 30, 2009 and
December 31, 2008:

<CAPTIONS>
                                                          June 30   December 31
In thousands                                                 2009          2008
-------------------------------------------------------------------------------
Prepaids and other assets                                    $136          $149
                                                             ------------------
Total assets associated with discontinued operations         $136          $149
                                                             ==================

Current liabilities                                          $547          $544
                                                             ------------------
Total liabilities associated with discontinued operations    $547          $544
-------------------------------------------------------------------------------


Note 3 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                     June 30   December 31
In thousands            2009          2008
------------------------------------------
Raw materials         $3,917        $4,769
Work-in-progress       1,332         1,317
Finished goods           579           506
                      --------------------
                      $5,828        $6,592
------------------------------------------


Note 4 - Other Receivable

The Company had a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable was secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser had defaulted on this payment and the Company pursued legal remedies. As of July 11, 2009, after the negative results of a foreclosure by sale by the first mortgagee, the Company has written off this note receivable and related expense for a total of $2.7 million in the second quarter of 2009.


Note 5 - Long-Term Debt

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2009), which matures April 1,

2010 and recorded as a current liability. As of June 30, 2009, the Company has fully drawn its $5.0 million revolving loan facility, which is in an overdraft position of approximately $300,000. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50%, a cap on capital expenditures and a leverage ratio. As of June 30, 2009, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0 and maintaining a tangible net worth of not less than $24.0 million. Subsequent to the second quarter, the bank waived the overdraft position and financial covenant violation and has agreed to modify these requirements in an amendment to the Credit Agreement. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.


Note 6 - Reporting Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2009 and 2008 is as follows:

<CAPTIONS>
                                                       Three Months Ended   Six Months Ended
                                                            June 30             June 30
In thousands                                              2009      2008      2009      2008
--------------------------------------------------------------------------------------------
Net loss, as reported                                  $(3,805)  $(5,355)  $(4,959)  $(6,382)
                                                       -------------------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss)      159        20       144       (91)
  Unrealized holding gain (loss) on available-for-
    sale securities                                          -         2         -        (2)
  Income tax benefit related to items of other
    comprehensive income (loss)                              -         -         -         1
                                                       -------------------------------------
Total other comprehensive income (loss), net of tax        159        22       144       (92)
                                                       -------------------------------------
Comprehensive loss                                     $(3,646)  $(5,333)  $(4,815)  $(6,474)
--------------------------------------------------------------------------------------------


Note 7 - Pension Plan

As of December 31, 2003 the benefit service under the pension plan had been frozen and as of April 30, 2009 the compensation increments have been frozen. Accordingly, there is no service cost and no additional benefits being accrued under the plan.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                    Three Months Ended   Six Months Ended
                                         June 30             June 30
In thousands                          2009      2008      2009      2008
------------------------------------------------------------------------
Interest cost                        $ 150     $ 160     $ 300     $ 320
Expected return on plan assets        (119)     (158)     (238)     (316)
Amortization of prior service cost       4         4         8         8
Amortization of net actuarial loss     105        66       210       132
                                     -----------------------------------
Net periodic pension cost            $ 140     $  72     $ 280     $ 144
------------------------------------------------------------------------

As of June 30, 2009, the Company has recorded a current and long-term pension liability of $0.5 million and $4.1 million, respectively. The minimum required contribution for 2009 is expected to be $0.5 million, but the Company will seek a waiver to extend the May 15, 2009 and August 15, 2009 quarterly payments of $96,000.


Note 8 - Stock Option Plans

The Company issued options for 2,000 shares with an exercise price of $1.05 per share and options for 3,000 shares with an exercise price of $3.85 per share under the Non-Employee Director Stock Option Plan in June 2009 and June 2008, respectively. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

The following summarizes the activity of the Company's stock options for the six months ended June 30, 2009:

<CAPTIONS>
                                                                       Weighted
                                                         Weighted       Average
                                                          Average     Remaining   Aggregate
                                                         Exercise   Contractual   Intrinsic
                                              Options   Price ($)    Term (Yrs)   Value ($)
-------------------------------------------------------------------------------------------
Outstanding at beginning of year               33,500        5.22
Granted                                         2,000        1.05
Exercised                                           -           -
Terminated                                     (2,000)       4.95
                                               ------
Outstanding at end of period                   33,500        4.98           3.3
                                               ================================
Vested and expected to vest at end of period   31,500        5.23           3.2           -
                                               ============================================
Exercisable at end of period                   31,500        5.23           3.2           -
-------------------------------------------------------------------------------------------


Note 9 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At June 30, 2009 and 2008, there were outstanding stock options to purchase 33,500 and 66,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 10 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company is party to a pending legal proceeding which is in the process of being settled, subject to court approval after notice to stockholders and is not expected to have an adverse impact on the consolidated financial position or operations of the Company. The Company is also party to other pending legal proceedings and claims, which are covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.

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

Information about the Company's continuing operations in its three business segments for the three and six months ended June 30, 2009 and 2008 is as follows:

<CAPTIONS>
                                                    Three Months Ended    Six Months Ended
                                                           June 30             June 30
In thousands                                            2009      2008      2009      2008
------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                     $ 2,216   $ 3,374   $ 4,591   $ 6,082
  Outdoor display                                      5,168     6,962    10,505    12,167
  Real estate rental                                      59        81       116       168
                                                     -------------------------------------
Total revenues                                       $ 7,443   $10,417   $15,212   $18,417
                                                     -------------------------------------
Operating (loss) income:
  Indoor display                                     $  (350)  $   221   $  (569)  $    82
  Outdoor display                                        703       775     1,040     1,088
  Real estate rental                                      39        54        78       113
                                                     -------------------------------------
Total operating income                                   392     1,050       549     1,283
Other (expense) income                                (2,686)        -    (2,686)        4
Corporate general and administrative expenses         (1,023)   (1,077)   (1,885)   (2,126)
Interest expense, net                                   (437)     (342)     (845)     (764)
                                                     -------------------------------------
Loss from continuing operations before income taxes   (3,754)     (369)   (4,867)   (1,603)
Income tax expense                                       (51)   (1,350)      (92)   (1,302)
                                                     -------------------------------------
Net loss from continuing operations                  $(3,805)  $(1,719)  $(4,959)  $(2,905)
------------------------------------------------------------------------------------------

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

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total revenues for the six months ended June 30, 2009 decreased $3.2 million or 17.4% to $15.2 million from $18.4 million for the six months ended June 30, 2008, primarily due to decreases in the Outdoor display and Indoor display sales revenues. The global recession has negatively impacted Outdoor and Indoor display sales and rentals and maintenance revenues.

Indoor display revenues decreased $1.5 million or 24.5%. Of this decrease, Indoor display equipment sales decreased $1.1 million or 43.6%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $366,000 or 10.5%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and by the wider use of flat-panel screens for smaller applications.

Outdoor display revenues decreased $1.7 million or 13.7%. Of this decrease, Outdoor display equipment sales decreased $1.4 million or 13.4%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $306,000 or 14.7%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate rental revenues decreased $52,000 or 31.0%, primarily due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location.

Total operating income for the six months ended June 30, 2009 decreased $734,000 or 57.2% to $549,000 from $1.3 million for the six months ended June 30, 2008, principally due to the decline in revenues, offset by a decrease in general and administrative expenses.

Indoor display operating income decreased $651,000 to an operating loss of $569,000 in 2009 compared to operating income of $82,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 85.1% of related revenues in 2009 compared to 75.4% in 2008. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in Indoor sales revenues, which have a higher gross profit margin than the Indoor rentals and maintenance revenues, offset by a $162,000 decrease in depreciation expense and a $211,000 decrease in field service costs. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $305,000 or 24.9%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $162,000 or 11.4%, primarily due to a reduction in payroll and benefits and related expenses, offset by an increase in bad debt expense. Due to the current economic condition, certain personnel and related expenses of the Indoor display business were reduced, resulting in annual cash savings of approximately $1.1 million.

Outdoor display operating income decreased $48,000 or 4.4%, primarily as a result of the decrease in revenues, offset by a decrease in general and administrative expenses. The cost of Outdoor displays represented 76.1% of related revenues in 2009 compared to 74.1% in 2008. Outdoor display cost of equipment sales decreased $801,000 or 10.5%, principally due to the decrease in volume and the sales mix. Outdoor display cost of equipment rentals and maintenance decreased $224,000 or 15.9%, primarily due to a $191,000 decrease in field service costs to maintain the equipment and a $33,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $589,000 or 28.6%, primarily due to a reduction in selling payroll and benefits and related expenses, as well as a decrease in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, certain personnel and related expenses of the commercial business were reduced, and all non-union personnel salaries were reduced, resulting in an annual cash savings of approximately $1.1 million.

Real estate rental operating income decreased $35,000 or 31.0%, primarily due to the decrease in revenues due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location. The cost of Real estate rental represented 26.7% of related revenues in 2009 compared to 29.2% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $241,000 or 11.3%, primarily due to a decrease in facility expenses, payroll and benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs. Due to the current economic condition, all personnel salaries and consulting fees were reduced, resulting in an annual savings of approximately $0.3 million.

Net interest expense increased $81,000. Interest expense decreased $53,000 primarily due to a reduction in total debt, offset by an increase in the interest rates of variable rate debt and interest income decreased $134,000, primarily due to the final interest income recorded in 2008 on the remaining balance of the sale of our former Norwalk, CT headquarters.

The effective tax rate for the six months ended June 30, 2009 and 2008 was 1.9% and 81.2%, respectively. The 2009 tax rate is being affected by the valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The current year's income tax expense relates to the Company's Canadian subsidiary. The 2008 effective tax rate was affected by the $2.6 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss and the effect of allocating income taxes between continuing operations and discontinued operations, and the income tax expense related to the Company's Canadian subsidiary.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total revenues for the three months ended June 30, 2009 decreased $3.0 million or 28.5% to $7.4 million from $10.4 million for the three months ended June 30, 2008, primarily due to decreases in Outdoor display and Indoor display sales revenues. The global recession has negatively impacted Outdoor and Indoor sales and rentals and maintenance revenues.

Indoor display revenues decreased $1.2 million or 34.3%. Of this decrease, Indoor display equipment sales decreased $930,000 or 58.2%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $227,000 or 12.8%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and by the wider use of flat-panel screens for smaller applications.

Outdoor display revenues decreased $1.8 million or 25.8%. Of this decrease, Outdoor display equipment sales decreased $1.6 million or 27.6%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $168,000 or 15.7%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate rental revenues decreased $22,000 or 27.2%, primarily due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location.

Total operating income for the three months ended June 30, 2009 decreased $657,000 or 62.6% to $393,000 from $1.1 million for the three months ended June 30, 2008, principally due to the decline in revenues, offset by a decrease in general and administrative expenses.

Indoor display operating income decreased $571,000 to an operating loss of $350,000 in 2009 compared to operating income of $221,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 87.1% of related revenues in 2009 compared to 73.1% in 2008. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in Indoor sales revenues, which have a higher gross profit margin than the Indoor rentals and maintenance revenues, offset by a $165,000 decrease in field service costs and a $78,000 decrease in depreciation expense. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $290,000 or 38.3%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $51,000 or 7.4%, primarily due to a reduction in payroll and benefits and related expenses, offset by an increase in bad debt expense. Due to the current economic condition, additional personnel and related expenses of the Indoor display business were reduced during the quarter, resulting in annual cash savings of approximately $0.2 million.

Outdoor display operating income decreased $71,000 or 9.2%, primarily as a result of the decrease in revenues, offset by a decrease in general and administrative expenses. The cost of Outdoor displays represented 74.7% of related revenues in 2009 compared to 74.2% in 2008. Outdoor display cost of equipment sales decreased $1.2 million or 26.9%, principally due to the decrease in volume and the sales mix. Outdoor display cost of equipment rentals and maintenance decreased $102,000 or 14.5%, primarily due to an $85,000 decrease in field service costs to maintain the equipment and a $17,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $419,000 or 41.0%, primarily due to a reduction in selling payroll and benefits and related expenses, as well as a decrease in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, additional personnel and related expenses of the commercial business were reduced during the quarter, resulting in an annual cash savings of approximately $0.1 million.

Real estate rental operating income decreased $15,000 or 27.8%, primarily due to the decrease in revenues due to the termination of the sub-leases in June 2008 at our former Norwalk, CT location. The cost of Real estate rental represented 27.1% of related revenues in 2009 compared to 29.6% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $53,000 or 4.9%, primarily due to a decrease in facility expenses, payroll and benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs.

Net interest expense increased $95,000. Interest expense decreased $7,000 primarily due to a reduction in total debt, offset by an increase in the interest rates of variable rate debt and interest income decreased $102,000, primarily due to the final interest income recorded in 2008 on the remaining balance of the sale of our former Norwalk, CT headquarters.

The effective tax rate for the three months ended June 30, 2009 and 2008 was 1.4% and 366.0%, respectively. The 2009 tax rate is being affected by the valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The current year's income tax expense relates to the Company's Canadian subsidiary. The 2008 effective tax rate was affected by the $2.6 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss and the effect of allocating income taxes between continuing operations and discontinued operations, and the income tax expense related to the Company's Canadian subsidiary.


Liquidity and Capital Resources

During the six months ended June 30, 2009, long-term debt, including current portion, decreased $1.3 million, due to regularly scheduled debt payments.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2009), which matures April 1, 2010. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50%, a cap on capital expenditures and a leverage ratio. As of June 30, 2009, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0 and maintaining a tangible net worth of not less than $24.0 million, which the bank waived and modified subsequent to the second quarter and has agreed to modify these requirements in an amendment to the Credit Agreement. The Company's ongoing objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing within the next twelve months. The Company is in discussions with senior lenders and others to obtain additional borrowing capacity, but refinancing in the current global credit environment has been a challenge and there can be no assurance that management will be successful in achieving any of the above objectives. The Company's inability to obtain replacement financing or to further extend the maturity of the Credit Agreement, which matures on April 1, 2010, would have a negative impact on the Company's operations. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The following table summarizes the Company's fixed cash obligations as of June
30, 2009 for the remainder of 2009 and the next four years:

<CAPTIONS>
                                    Remainder of
In thousands                                2009     2010     2011      2012   2013
-----------------------------------------------------------------------------------
Long-term debt, including interest        $2,379   $8,049   $1,249   $13,232   $  -
Employment and consulting
  agreement obligations                      398      425      302       197    197
Operating lease payments                     260      414      400       271     77
                                          -----------------------------------------
Total                                     $3,037   $8,888   $1,951   $13,700   $274
-----------------------------------------------------------------------------------

Cash and cash equivalents increased $320,000 for the six months ended June 30, 2009 compared to a decrease of $3.1 million for the six months ended June 30, 2008. The increase in 2009 is primarily attributable to cash provided by operating activities of $2.7 million and the proceeds from sale of available-for-sale securities of $135,000, offset by the investment in equipment for rental of $1.1 million, the investment in property, plant and equipment of $133,000 and scheduled payments of long-term debt of $1.3 million. The decrease in 2008 is primarily attributable to the investment in equipment for rental of $1.6 million, scheduled payments of long-term debt of $1.3 million and the investment in property, plant and equipment of $374,000 and the cash used in operating activities of $325,000.

Although the Company has incurred losses from continuing operations, it believes that cash provided by continuing operations, which will depend upon our future operating performance, and is subject to general economic, financial, competitive and other factors that are beyond its control, and the decline in the revenues of the lease base, together with cash and cash equivalents on hand should be sufficient to fund anticipated current and near term cash requirements. However, the cash flows of the Company are tight, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, had to increase the timetable of its payment of some of its payables. There can be no assurance that we will meet out anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on April 1, 2010, and is in discussions with senior lenders and others, but the current global credit environment has been a challenge in accomplishing these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2009, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $98,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $296,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance. The Company, two of its current directors and two former directors are party to a pending legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830 (KMK), beneficial owners of forty-one percent of the common stock of the Company. The two former directors, who previously indicated that they would not stand for reelection or would resign, have resigned in connection with the settlement agreement. The proceeding, which is in the process of being settled, subject to court approval after notice to stockholders, is not expected to have an adverse impact on the consolidated financial position or operations of the Company.

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

The Company has incurred losses from continuing operations for the three and six months ended June 30, 2009 of $3.8 million and $5.0 million, respectively, which includes a $2.7 million write off of a note receivable related to the former Norwalk facility the Company sold in 2004. See Note 4 - Other Receivable. As of June 30, 2009, the Company has fully drawn its $5.0 million revolving loan facility, which is in an overdraft position of approximately $300,000, which the bank waived and has agreed to modify in an amendment to the Credit Agreement, which matures April 1, 2010. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement. The Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management hopes to be able to accomplish within the next twelve months, but the current global credit market has been negatively impacting the timing of accomplishing these objectives, there can be no assurance that management will be successful in achieving these objectives. The Company's inability to obtain replacement financing before the maturity of it Credit Agreement on April 1, 2010 would have a negative impact on the Company's operations. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

Date:  August 14, 2009


                                        by  /s/  Angela D. Toppi
                                           ---------------------
                                           Angela D. Toppi
                                           Executive Vice President and
                                           Chief Financial Officer