Form 10-Q
period 2009-09-30
TRANS LUX CORP
filed 2009-11-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2009
                                              ------------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller
                       ---                 ---                     ---
reporting company X
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                Class                              Shares Outstanding
--------      ------------------------------------       ------------------
11/13/09      Common Stock - $1.00 Par Value                 2,020,090
11/13/09      Class B Stock - $1.00 Par Value                  286,814
              (Immediately convertible into a like
               number of shares of Common Stock.)

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                        Page No.
Part I - Financial Information (unaudited)                              --------

         Item 1.  Condensed Consolidated Balance Sheets - September
                  30, 2009 and December 31, 2008                              1

                  Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2009
                  and 2008                                                    2

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2009 and 2008               3

                  Notes to Condensed Consolidated Financial Statements        4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                18

         Item 4.  Controls and Procedures                                    18


Part II - Other Information

         Item 1.  Legal Proceedings                                          19

         Item 1A. Risk Factors                                               19

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                   20

         Item 3.  Defaults upon Senior Securities                            20

         Item 4.  Submission of Matters to a Vote of Security Holders        20

         Item 5.  Other Information                                          20

         Item 6.  Exhibits                                                   20

Signatures                                                                   21

Exhibits

                                   Part I - Financial Information
                                   ------------------------------

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                             September 30   December 31
In thousands, except share data                                   2009          2008
---------------------------------------------------------------------------------------
                                                               (unaudited)  (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,392       $ 1,422
  Cash in escrow                                                      400           400
  Available-for-sale securities                                         -           135
  Receivables, less allowance of $890 - 2009 and $926 - 2008        3,621         4,594
  Unbilled receivables                                                  -           120
  Inventories                                                       5,475         6,592
  Prepaids and other                                                  459         1,167
  Current assets associated with discontinued operations (Note 2)     124           149
                                                                  ---------------------
    Total current assets                                           11,471        14,579
                                                                  ---------------------
Rental equipment                                                   64,259        62,483
  Less accumulated depreciation                                    39,500        35,358
                                                                  ---------------------
                                                                   24,759        27,125
                                                                  ---------------------
Property, plant and equipment                                       7,672         7,511
  Less accumulated depreciation                                     5,040         4,784
                                                                  ---------------------
                                                                    2,632         2,727
Asset held for sale                                                   920           920
Other receivable                                                        -         2,580
Goodwill                                                              810           810
Other assets                                                          997         2,106
                                                                  ---------------------
TOTAL ASSETS                                                      $41,589       $50,847
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 1,707       $ 3,151
  Accrued liabilities                                               5,753         6,146
  Current portion of long-term debt                                 7,243         2,945
  Liabilities associated with discontinued operations (Note 2)        553           544
                                                                  ---------------------
    Total current liabilities                                      15,256        12,786
                                                                  ---------------------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012    10,129        10,129
  9 1/2% Subordinated debentures due 2012                             951           951
  Notes payable                                                     1,861         8,566
                                                                  ---------------------
                                                                   12,941        19,646
Deferred credits, deposits and other                                4,248         3,968
                                                                  ---------------------
                                                                   32,445        36,400
                                                                  ---------------------
Stockholders' equity:
  Capital stock
  Common - $1 par value -  5,500,000 shares authorized,
    2,453,591 shares issued                                         2,453         2,453
  Class B  - $1 par value - 1,000,000 shares authorized,
    286,814 shares issued                                             287           287
  Additional paid-in-capital                                       14,743        14,741
  (Accumulated deficit) retained earnings                          (1,935)        3,806
  Accumulated other comprehensive loss                             (2,941)       (3,377)
                                                                  ---------------------
                                                                   12,607        17,910
  Less treasury stock - at cost - 433,596 common shares             3,463         3,463
                                                                  ---------------------
    Total stockholders' equity                                      9,144        14,447
                                                                  ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $41,589       $50,847
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 TRANS-LUX CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

<CAPTIONS>
                                                                     Three Months Ended     Nine Months Ended
                                                                        September 30           September 30
                                                                     -----------------------------------------
In thousands, except per share data                                     2009       2008        2009       2008
--------------------------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                  $ 2,641    $ 2,837     $ 7,553    $ 8,421
  Equipment sales                                                      5,301      7,947      15,485     20,612
  Real estate rentals                                                     64         60         180        228
                                                                     -----------------------------------------
    Total revenues                                                     8,006     10,844      23,218     29,261
                                                                     -----------------------------------------

Operating expenses:
  Cost of equipment rentals and maintenance                            2,136      2,379       6,312      7,151
  Cost of equipment sales                                              3,996      6,005      11,719     14,834
  Cost of real estate rentals                                             15         37          45         86
                                                                     -----------------------------------------
    Total operating expenses                                           6,147      8,421      18,076     22,071
                                                                     -----------------------------------------

Gross profit from operations                                           1,859      2,423       5,142      7,190
General and administrative expenses                                   (2,174)    (2,282)     (6,793)    (7,892)
Interest expense, net                                                   (417)      (425)     (1,262)    (1,189)
Write off of note receivable, net                                          -          -      (2,686)         -
Other income                                                               -          1           -          5
                                                                     -----------------------------------------
Loss from continuing operations before income taxes                     (732)      (283)     (5,599)    (1,886)

Income tax expense                                                       (50)       (80)       (142)    (1,382)
                                                                     -----------------------------------------

Loss from continuing operations                                         (782)      (363)     (5,741)    (3,268)
Income (loss) from discontinued operations                                 -          7           -     (3,470)
                                                                     -----------------------------------------
Net loss                                                             $  (782)   $  (356)    $(5,741)   $(6,738)
                                                                     =========================================

Loss per share continuing operations - basic and diluted             $ (0.34)   $ (0.16)    $ (2.49)   $ (1.42)
Income (loss) per share discontinued operations - basic and diluted        -       0.01           -      (1.50)
                                                                     -----------------------------------------
Total loss per share - basic and diluted                             $ (0.34)   $ (0.15)    $ (2.49)   $ (2.92)
                                                                     =========================================

Weighted average common shares outstanding  - basic and diluted        2,307      2,307       2,307      2,307
                                                                     =========================================
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                             Nine Months Ended
                                                                                September 30
                                                                            -------------------
In thousands                                                                   2009        2008
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                    $(5,741)   $ (6,738)
Loss from discontinued operations                                                 -       3,470
                                                                            -------------------
  Loss from continuing operations                                            (5,741)     (3,268)
Adjustment to reconcile loss from continuing operations
  to net cash provided by (used in) operating activities:
  Depreciation and amortization                                               4,539       4,872
  Deferred income taxes                                                           -          13
  Write-off of note receivable                                                2,686           -
  Changes in operating assets and liabilities:
    Receivables                                                               1,093      (2,049)
    Inventories                                                               1,117         254
    Prepaids and other assets                                                 1,467         205
    Accounts payable and accruals                                            (1,399)        319
    Deferred credits, deposits and other                                        383         (72)
                                                                            -------------------
      Net cash provided by operating activities                               4,145         274
                                                                            -------------------

Cash flows from investing activities
Equipment manufactured for rental                                            (1,776)     (2,602)
Purchases of property, plant and equipment                                     (161)       (392)
Proceeds from sale of available-for-sale securities                             135           -
                                                                            -------------------
      Net cash used in investing activities                                  (1,802)     (2,994)
                                                                            -------------------

Cash flows from financing activities
Payments of long-term debt                                                   (2,407)     (7,758)
                                                                            -------------------
      Net cash used in financing activities                                  (2,407)     (7,758)
                                                                            -------------------

Cash flows from discontinued operations
Cash provided by (used in) operating activities of discontinued operations       34        (773)
Cash provided by investing activities of discontinued operations                  -      22,106
Cash used in financing activities of discontinued operations                      -     (15,154)
                                                                            -------------------
      Net cash provided by discontinued operations                               34       6,179
                                                                            -------------------

Net decrease in cash and cash equivalents                                       (30)     (4,299)
Cash and cash equivalents at beginning of year                                1,422       6,591
                                                                            -------------------

Cash and cash equivalents at end of period                                  $ 1,392    $  2,292
                                                                            ===================
-----------------------------------------------------------------------------------------------
Interest paid                                                               $ 1,327    $  1,578
Income taxes paid                                                                20           5
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the September 30, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet at December 31, 2008 is derived from the December 31, 2008 audited financial statements.

The Company has incurred losses from continuing operations for the three and nine months ended September 30, 2009 of $0.8 million and $5.7 million, respectively, which includes a $2.7 million write off in the second quarter of a note receivable related to the former Norwalk facility the Company sold in 2004. See Note 4 - Other Receivable. The Company has generated cash provided by operating activities of continuing operations of $4.1 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. The Company has implemented several initiatives to continue to improve operational results and cash flows over future periods. The Company's engineering staff continues to work on areas to develop certain manufacturing efficiencies and product enhancements. The cash flows of the Company are tight, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, had to increase the timetable of the payment of some of its payables. The Company continually explores ways to reduce costs and has reduced certain personnel and related expenses and all non-union personnel salaries were reduced to lower operating costs in the future. Union personnel have agreed to defer payment of their increase for ten months, until January 1, 2010. The Company continues to take steps to reduce the cost to maintain the equipment on rentals and maintenance. In addition, the Company is recording less interest expense as a result of paying down debt with the net proceeds from the sale of the assets of the Entertainment Division recorded in the second quarter of 2008. See Note 2 - Discontinued Operations. Although the Company is putting these cost saving initiatives into place, the current economic condition continues to hinder our efforts and negatively impact cash flow. As of September 30, 2009, the Company has drawn $4.6 million of its up to $5.0 million revolving loan facility, based on eligible accounts receivable and inventory, of which $0.2 was available for additional borrowing. The Credit Agreement was modified again subsequent to the end of the third quarter to waive the non-compliance with the debt service coverage ratio covenant. The Company's Credit Agreement with its senior lender matures

April 1, 2010 and as a result is recorded as a current liability, generating a working capital ratio of 0.67 to 1.00. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, but refinancing in the current global credit environment has been and continues to be a challenge and there can be no assurance that management will be successful in achieving any of the above objectives. If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on April 1, 2010 or extend the maturity date of the Credit Agreement, which the bank has extended from time to time, the bank has the right to call the loan. If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business. We believe that our cash, cash equivalents and cash provided by continuing operations depend upon our future operating performance, and is subject to general economic, financial, competitive and other factors that are beyond our control, and the continued decline in the revenue of the lease base, generally should be sufficient to meet our anticipated needs for working capital requirements in the future. However, our cash is tight and difficult to manage, so there can be no assurance that we will meet our anticipated needs for working capital in the future.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This guidance is effective for interim periods ending after September 15, 2009. The Company adopted this guidance for the period ended September 30, 2009, with no effect on the consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In October 2009, the FASB issued Update No. 2009-13, which amends the Revenue Recognition topic of the Codification. This update provides amendments to the criteria in Subtopic 605-25 of the Codification for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments establish a selling price hierarchy for determining the selling price of a deliverable and will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued new guidance regarding fair value measurements, which defines fair value, establishes the framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued further guidance that delayed the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of this new guidance on January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, did not have a material impact on our financial statements. See Note 5 - Fair Value for information on our assets and liabilities measured at fair value.

The Company has performed a review of events subsequent to the balance sheet date through November 16, 2009, the date the financial statements were issued.


Note 2 - Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. The $0.4 million cash held in escrow is subject to resolution of two claims raised by the buyer and is not expected to be released to the Company until 2010. The buyer assumed the operating results effective as of June 27, 2008. The Company has accounted for the Entertainment Division as discontinued operations.

In addition to the $24.5 million purchase price, there was a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008, but none has been earned to date. There was also a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million, which went unexercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.8 million as well as $2.0 million in disposal costs during the quarter ended June 30, 2008.

The Company has agreed not to compete in the theatre business in certain Western states of the United States for five years and has licensed the name "Trans-Lux Theatres" in connection with such movie theatre circuit. Matthew Brandt and Thomas Brandt, former executive officers of the Company, terminated their employment with the Company and became full time officers of the buyer, managing the theatre business purchased. The Company provided certain services on a transition basis for six months and also provided consulting services for a year. The Company received an opinion from an independent third party that the transaction was fair to the stockholders of the Company from a financial point of view.

The $5.7 million net proceeds from the sale were used to prepay the term loan under the Credit Agreement with the Company's senior lender. A total of $22.4 million of long-term debt has been paid down or assumed by the buyer as a result of the sale.

The Statements of Operations for the three and nine month periods ended
September 30, 2008 have been restated to reflect a reallocation of interest expense and income tax expense between continuing operations and discontinued operations to conform to adjustments made in connection with the filing of the Company's annual report on Form 10-K for the year ended December 31, 2008.
There was no change in the reported net loss for either period. The following table summarizes these adjustments:

<CAPTIONS>
                                                                        Three Months Ended       Nine Months Ended
In thousands, except per share data                                    September 30, 2008       September 30, 2008
--------------------------------------------------------------------------------------------------------------------
                                                                    As Previously            As Previously
                                                                       Reported    Restated     Reported    Restated
                                                                    ------------------------------------------------
Revenues                                                                    $   4     $   4        $ 6,249   $ 6,249
Operating expenses                                                            (16)      (16)         4,976     4,976
                                                                    ------------------------------------------------
Gross profit                                                                   20        20          1,273     1,273
General and administrative expenses                                           (88)      (88)          (647)     (647)
Interest expense, net                                                          15         2           (455)     (626)
Income from joint venture                                                       -         -            239       239
Asset impairment/disposal costs                                                77        77         (4,857)   (4,857)
Income tax benefit                                                              -        (4)             -     1,148
                                                                    ------------------------------------------------
Net income (loss) from discontinued operations                              $  24     $   7        $(4,447)  $(3,470)
                                                                    ================================================
Income (loss) per share discontinued operations - basic and diluted         $0.01     $0.01        $ (1.93)  $ (1.50)
--------------------------------------------------------------------------------------------------------------------

Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer and/or repaid at the closing and related to the portion of the Credit Agreement paid with the sales proceeds.


Note 3 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
                   September 30    December 31
In thousands               2009           2008
----------------------------------------------
Raw materials            $3,706         $4,769
Work-in-progress          1,260          1,317
Finished goods              509            506
                         ------         ------
                         $5,475         $6,592
----------------------------------------------


Note 4 - Other Receivable

The Company had a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable was secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser had defaulted on this payment and the Company pursued all available legal remedies. After the negative results of three foreclosures by auction sale by the first mortgagee, the Company has written off this note receivable and related expense for a total of $2.7 million in the second quarter of 2009.

Note 5 - Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to it deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. At September 30, 2009, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $24,000 and $57,000, respectively. At December 31, 2008, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $25,000 and $328,000, respectively. The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of these items. At September 30, 2009, the fair value of the Company's 8 1/4% Limited Convertible Subordinated Notes ("Notes") and the 9 1/2% Subordinated Debentures ("Debentures"), using observable inputs, was $4.9 million and $0.6 million, respectively. At December 31, 2008, the fair value of the Notes and the Debentures was $7.0 million and $1.0 million, respectively. At September 30, 2009, the fair value of the Company's remaining long-term debt approximates its carrying value of $9.0 million. At December 31, 2008, the fair value of the Company's remaining long-term debt approximates its carrying value of $11.5 million.


Note 6 - Long-Term Debt

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at September 30, 2009), which matures April 1, 2010 and is recorded as a current liability. As of September 30, 2009, the Company has drawn $4.6 million of the up to $5.0 million revolving loan facility, based on eligible accounts receivable and inventory, of which $0.2 was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include maintaining a tangible net worth of not less than $20.0 million, a loan-to-value ratio of not more than 50%, a cap on capital expenditures and a leverage ratio. As of September 30, 2009, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0, which the bank waived subsequent to the third quarter. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

The Company has a mortgage on its facility located in Des Moines, Iowa at a variable rate of interest of LIBOR plus 3.00% (3.375% at September 30, 2009) payable in monthly installments, which matures November 30, 2009, and accordingly, the outstanding balance is recorded as a current liability as of September 30, 2009. The Company has received a term sheet with another bank to refinance this mortgage, and is in the process of finalizing the documentation.

Note 7 - Reporting Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows:

<CAPTIONS>

                                                                  Three Months Ended    Nine Months Ended
                                                                     September 30         September 30
In thousands                                                         2009     2008        2009       2008
---------------------------------------------------------------------------------------------------------
Net loss, as reported                                               $(782)   $(356)    $(5,741)   $(6,738)
                                                                    -------------------------------------
Other comprehensive income (loss):
  Unrealized foreign currency translation gain (loss)                 292     (154)        436       (245)
  Unrealized holding loss on available-for-sale securities              -      (33)          -        (35)
  Income tax benefit related to items of other comprehensive loss       -       12           -         13
                                                                    -------------------------------------
Total other comprehensive income (loss), net of tax                   292     (175)        436       (267)
                                                                    -------------------------------------
Comprehensive loss                                                  $(490)   $(531)    $(5,305)   $(7,005)
---------------------------------------------------------------------------------------------------------


Note 8 - Pension Plan

As of December 31, 2003 the benefit service under the pension plan had been frozen and as of April 30, 2009 the compensation increments have been frozen and, accordingly, there is no service cost and no additional benefits being accrued under the plan.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
                                  Three Months Ended    Nine Months Ended
                                      September 30         September 30
In thousands                          2009      2008       2009      2008
-------------------------------------------------------------------------
Interest cost                        $ 151     $ 160      $ 451     $ 480
Expected return on plan assets        (121)     (158)      (359)     (474)
Amortization of prior service cost       5         4         13        12
Amortization of net actuarial loss     105        66        315       198
                                     ------------------------------------
Net periodic pension cost            $ 140     $  72      $ 420     $ 216
-------------------------------------------------------------------------

As of September 30, 2009, the Company has recorded a current and long-term pension liability of $0.5 million and $4.1 million, respectively. The minimum required contribution for 2009 is expected to be $0.5 million, but the Company will seek a waiver to extend the April 15, 2009, July 15, 2009 and October 15, 2009 payments totaling $243,000.


Note 9 - Stock Option Plans

The Company issued options for 2,500 shares with exercise prices ranging from of $1.05 to $1.10 per share and options for 3,000 shares with an exercise price of $3.85 per share under the Non-Employee Director Stock Option Plan during the nine months ended September 2009 and September 2008, respectively. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

The following summarizes the activity of the Company's stock options for the nine months ended September 30, 2009:

<CAPTIONS>
                                                                     Weighted
                                                        Weighted      Average
                                                         Average    Remaining  Aggregate
                                                        Exercise  Contractual  Intrinsic
                                              Options  Price ($)   Term (Yrs)      Value
----------------------------------------------------------------------------------------
Outstanding at beginning of year               33,500       5.22
Granted                                         2,500       1.06
Exercised                                           -          -
Terminated                                     (2,500)      5.36
                                               ------
Outstanding at end of period                   33,500       4.90          3.2
                                               ==============================
Vested and expected to vest at end of period   31,000       5.21          3.0          -
                                               ==============================
Exercisable at end of period                   31,000       5.21          3.0          -
----------------------------------------------------------------------------------------


Note 10 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At September 30, 2009 and 2008, there were outstanding stock options to purchase 33,500 and 28,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 11 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company is party to a pending legal proceeding whose settlement was approved by the court after notice to stockholders and is not expected to have an adverse impact on the consolidated financial position or operations of the Company. The Company is also party to other pending legal proceedings and claims, which are primarily covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company. See Part II, Item 1.


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

Information about the Company's continuing operations in its three business segments for the three and nine months ended September 30, 2009 and 2008 is as follows:

<CAPTIONS>
                                                    Three Months Ended   Nine Months Ended
                                                        September 30        September 30
In thousands                                            2009      2008      2009      2008
------------------------------------------------------------------------------------------
Revenues:
  Indoor display                                     $ 2,049   $ 3,223   $ 6,640   $ 9,305
  Outdoor display                                      5,893     7,561    16,398    19,728
  Real estate rental                                      64        60       180       228
                                                     -------------------------------------
Total revenues                                       $ 8,006   $10,844   $23,218   $29,261
                                                     -------------------------------------
Operating (loss) income:
  Indoor display                                     $  (358)  $  (275)  $  (927)  $  (193)
  Outdoor display                                      1,014     1,221     2,054     2,309
  Real estate rental                                      47        21       125       134
                                                     -------------------------------------
Total operating income                                   703       967     1,252     2,250
Other (expense) income                                     -         1    (2,686)        5
Corporate general and administrative expenses         (1,018)     (826)   (2,903)   (2,952)
Interest expense, net                                   (417)     (425)   (1,262)   (1,189)
                                                     -------------------------------------
Loss from continuing operations before income taxes     (732)     (283)   (5,599)   (1,886)
Income tax expense                                       (50)      (80)     (142)   (1,382)
                                                     -------------------------------------
Net loss from continuing operations                  $  (782)  $  (363)  $(5,741)  $(3,268)
------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates an income-producing real estate rental property. The Company operates in three reportable segments: Indoor display, Outdoor display and Real estate rental.

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

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets. The Real estate rental segment includes the operations of an income-producing real estate rental property.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total revenues for the nine months ended September 30, 2009 decreased $6.1 million or 20.7% to $23.2 million from $29.3 million for the nine months ended September 30, 2008, primarily due to decreases in both the Outdoor display and Indoor display sales revenues.

Indoor display revenues decreased $2.7 million or 28.6%. Of this decrease, Indoor display equipment sales decreased $2.1 million or 52.2%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $527,000 or 10.1%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and by the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor display sales and rentals and maintenance revenues.

Outdoor display revenues decreased $3.3 million or 16.9%. Of this decrease, Outdoor display equipment sales decreased $3.0 million or 18.1%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $341,000 or 10.6%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Real estate rental revenues decreased $48,000 or 21.1%, primarily due to the termination of the sub-leases in June 2008 at our former Norwalk, Connecticut location.

Total operating income for the nine months ended September 30, 2009 decreased $998,000 or 44.4% to $1.3 million from $2.3 million for the nine months ended September 30, 2008, principally due to the decline in revenues, offset by a decrease in general and administrative expenses.

Indoor display operating loss increased $734,000 to $927,000 in 2009 compared to $193,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 87.3% of related revenues in 2009 compared to 77.7% in 2008. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in Indoor sales revenues, which have a higher gross profit margin than the Indoor rentals and maintenance revenues, offset by a $276,000 decrease in field service costs and a $233,000 decrease in depreciation expense. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $924,000 or 42.6%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $496,000 or 21.9%, primarily due to a reduction in payroll and benefits and related expenses, offset by a $303,000 increase in bad debt expense. Due to the current economic condition, certain personnel and related expenses of the Indoor display business were reduced, resulting in annual cash savings of approximately $1.3 million.

Outdoor display operating income decreased $254,000 to $2.1 million in 2009 compared to $2.3 million in 2008, or 11.0%, primarily as a result of the decrease in revenues, offset by a decrease in general and administrative expenses. The cost of Outdoor displays represented 74.6% of related revenues in 2009 compared to 74.8% in 2008. Outdoor display cost of equipment sales decreased $2.2 million or 17.3%, principally due to the decrease in volume and the sales mix. Outdoor display cost of equipment rentals and maintenance decreased $329,000 or 15.7%, primarily due to a $278,000 decrease in field service costs to maintain the equipment and a $51,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $557,000 or 20.9%, primarily due to a reduction in selling payroll and benefits and related expenses, offset by a $29,000 increase in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, certain personnel and related expenses of the commercial business were reduced, all non-union personnel salaries were reduced and union personnel have agreed to defer payment of their increase for ten months, resulting in an annual cash savings of approximately $1.2 million.

Real estate rental operating income decreased $10,000 or 7.5%, primarily due to the decrease in revenues due to the termination of the sub-leases in June 2008 at our former Norwalk, Connecticut location. The cost of Real estate rental represented 25.0% of related revenues in 2009 compared to 38.2% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $49,000 or 1.7%. The 2009 corporate general and administrative expenses includes a $433,000 negative effect in the Canadian currency exchange, while 2008 includes a $107,000 gain in the Canadian currency exchange, a difference of $540,000. The Company is also recording less facility expenses, payroll and benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs. Due to the current economic condition, all personnel salaries and consulting fees were reduced, resulting in an annual savings of approximately $0.5 million.

Net interest expense increased $73,000. Interest expense decreased $65,000 primarily due to a reduction in total debt, offset by an increase in the interest rates of variable rate debt, and interest income decreased $138,000, primarily due to the final interest income recorded in 2008 on the remaining balance of the sale of our former Norwalk, Connecticut headquarters.

The effective tax rate for the nine months ended September 30, 2009 and 2008 was 2.5% and 73.3%, respectively. The 2009 tax rate is being affected by the full valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The current year's income tax expense relates to the Company's Canadian subsidiary. The 2008 effective tax rate was affected by the $2.6 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss and the effect of allocating income taxes between continuing operations and discontinued operations, offset by income tax expense related to the Company's Canadian subsidiary.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenues for the three months ended September 30, 2009 decreased $2.8 million or 26.2% to $8.0 million from $10.8 million for the three months ended September 30, 2008, primarily due to decreases in Outdoor display and Indoor display sales revenues.

Indoor display revenues decreased $1.2 million or 36.4%. Of this decrease, Indoor display equipment sales decreased $1.0 million or 66.9%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $161,000 or 9.4%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and by the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor sales and rentals and maintenance revenues.

Outdoor display revenues decreased $1.7 million or 22.1%. Of this decrease, Outdoor display equipment sales decreased $1.6 million or 25.4%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $35,000 or 3.1%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Real estate rental revenues increased $4,000 or 6.7%, primarily due to the full occupancy of the Santa Fe, New Mexico rental property.

Total operating income for the three months ended September 30, 2009 decreased $264,000 or 27.3% to $703,000 from $967,000 for the three months ended September 30, 2008, principally due to the decline in revenues, offset by a decrease in general and administrative expenses.

Indoor display operating loss increased $83,000 to $358,000 in 2009 compared to $275,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 92.1% of related revenues in 2009 compared to 82.0% in 2008. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in Indoor sales revenues, which have a higher gross profit margin than the Indoor rentals and maintenance revenues, offset by a $66,000 decrease in field service costs and a $71,000 decrease in depreciation expense. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $619,000 or 65.5%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $334,000 or 39.2%, primarily due to a reduction in payroll and benefits and related expenses. Due to the current economic condition certain personnel and related expenses of the Indoor display business continue to be reduced.

Outdoor display operating income decreased $206,000 to $1.0 million in 2009 compared to $1.2 million in 2008, or 16.9%, primarily as a result of the decrease in revenues, offset by a decrease in general and administrative expenses. The cost of Outdoor displays represented 72.0% of related revenues in 2009 compared to 75.9% in 2008. Outdoor display cost of equipment sales decreased $1.4 million or 27.5%, principally due to the decrease in volume and the sales mix. Outdoor display cost of equipment rentals and maintenance decreased $105,000 or 15.5%, primarily due to an $87,000 decrease in field service costs to maintain the equipment and a $17,000 decrease in depreciation expense. Outdoor display general and administrative expenses increased $32,000 or 5.3%, primarily due to less capitalization of engineering costs. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, certain personnel and related expenses of the commercial business continue to be reduced.

Real estate rental operating income increased $25,000 from $21,000 in 2008 to $46,000 in 2009, primarily due to the decrease in expenses due to the termination of the sub-leases in June 2008 at our former Norwalk, Connecticut location. The cost of Real estate rental represented 21.9% of related revenues in 2009 compared to 63.3% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses increased $192,000 or 23.3%. The 2009 corporate general and administrative expenses includes a $282,000 negative effect in the Canadian currency exchange, while 2008 includes an $87,000 gain in the Canadian currency exchange, a difference of $369,000. The Company is recording less facility expenses, audit fees, payroll and benefits, such as medical costs. The Company continues to monitor and reduce certain overhead costs. Due to the current economic condition, certain personnel salaries continue to be reduced.

Net interest expense decreased slightly. Interest expense decreased $12,000 primarily due to a reduction in total debt, offset by an increase in the interest rates of variable rate debt, and interest income decreased $4,000.

The effective tax rate for the three months ended September 30, 2009 and 2008 was 6.8% and 2.9%, respectively. The 2009 tax rate is being affected by the full valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The current year's income tax expense relates to the Company's Canadian subsidiary. The 2008 effective tax rate was affected by the valuation allowance on its deferred tax assets as a result of reporting pre-tax losses, offset by income tax expense related to the Company's Canadian subsidiary.


Liquidity and Capital Resources

During the nine months ended September 30, 2009, long-term debt, including current portion, decreased $2.4 million, due to regularly scheduled debt payments and pay down on the revolving loan facility.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance purchases and/or redemptions of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at September 30, 2009), which matures April 1, 2010. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include maintaining a tangible net worth of not less than $20.0 million, a loan-to-value ratio of not more than 50%, a cap on capital expenditures and a leverage ratio. As of September 30, 2009, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the fixed charge coverage ratio of
1.25 to 1.0, which the bank waived subsequent to the third quarter. The Company's ongoing objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing within the next twelve months. The Company is in discussions with senior lenders and others to obtain additional borrowing capacity, but refinancing in the current global credit environment has been and continues to be a challenge and there can be no assurance that management will be successful in achieving any of the above objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The following table summarizes the Company's fixed cash obligations as of September 30, 2009 for the remainder of 2009 and the next four years:

<CAPTIONS>
                                                 Remainder of
In thousands                                             2009    2010    2011     2012  2013
--------------------------------------------------------------------------------------------
Long-term debt, including interest                     $1,526  $7,641  $1,249  $13,236  $  -
Employment and consulting agreement obligations           199     425     302      197   197
Operating lease payments                                  177     508     481      271    77
                                                       -------------------------------------
Total                                                  $1,902  $8,574  $2,032  $13,704  $274
--------------------------------------------------------------------------------------------

Cash and cash equivalents decreased $30,000 for the nine months ended September 30, 2009 compared to a decrease of $4.3 million for the nine months ended September 30, 2008. The decrease in 2009 is primarily attributable to the investment in equipment for rental of $1.8 million, the investment in property, plant and equipment of $161,000 and scheduled payments of long-term debt of $2.0 million and $0.4 million pay down on the revolving loan facility, offset by cash provided by operating activities of $4.1 million and the proceeds from sale of available-for-sale securities of $135,000. The decrease in 2008 is primarily attributable to the investment in equipment for rental of $2.6 million, the investment in property, plant and equipment of $0.4 million, $2.0 million of scheduled payments of long-term debt and payment of $5.7 million of long-term debt as a result of the sale of the Entertainment Division with the net proceeds from the sale, offset by $0.3 million of cash provided by operating activities and $6.2 million of net cash provided by discontinued operations.

Although the Company has incurred losses from continuing operations, it believes that cash provided by continuing operations, which will depend upon our future operating performance, and is subject to general economic, financial, competitive and other factors that are beyond its control, and the decline in the revenues from the lease base, together with cash and cash equivalents on hand should be sufficient to fund anticipated current and near term cash requirements. However, the cash flows of the Company are tight, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, had to increase the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on April 1, 2010, and is in discussions with senior lenders and others, but the current global credit environment has been and continues to be a challenge in accomplishing these objectives. If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on April 1, 2010 or extend the maturity date of the Credit Agreement, which the bank has extended from time to time, the bank has the right to call the loan. If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At September 30, 2009, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $87,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $364,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information


Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance. The Company, two of its current directors and two former directors are party to a pending legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830 (KMK), Gabelli Funds, LLC are the beneficial owners of 37% of the common stock of the Company. The two former directors, who previously indicated that they would not stand for reelection or would resign, have resigned in connection with the settlement agreement. The proceeding, whose settlement was approved by the court after notice to stockholders, is not expected to have an adverse impact on the consolidated financial position or operations of the Company.

The Company is also party to other pending legal proceedings and claims, which are primarily covered by insurance, that it believes will not have a material adverse effect on the consolidated financial position or operations of the Company.


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

The Company has incurred losses from continuing operations for the three and nine months ended September 30, 2009 of $0.8 million and $5.7 million, respectively, which includes a $2.7 million write off in the second quarter of a note receivable related to the former Norwalk facility the Company sold in 2004. See Note 4 - Other Receivable to the condensed consolidated financial statements. As of September 30, 2009, the Company has drawn $4.6 million of its up to $5.0 million revolving loan facility, based on eligible accounts receivable and inventory, of which $0.2 was available for additional borrowing, which matures April 1, 2010. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement. The Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management hopes to be able to accomplish before the maturity of the Credit Agreement, but due to current global credit market which has been negatively impacting the timing of accomplishing these objectives, there can be no assurance that management will be successful in achieving these objectives. If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on April 1, 2010 or extend the maturity date of the Credit Agreement, which the bank has extended from time to time, the bank has the right to call the loan. If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.


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


Date:  November 16, 2009



                                        by /s/  Angela D. Toppi
                                          -----------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer



                                        by /s/  Todd Dupee
                                          -----------------------------
                                          Todd Dupee
                                          Vice President and Controller