Form 10-K/A
period 2008-12-31
TRANS LUX CORP
filed 2009-12-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-K/A

                                Amendment No. 3

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                        2008 Form 10-K/A Amendment No. 3
                              Cover Page Continued

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

--------------------------------------------------------------------------------
EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 15, 2009, Amendment No. 1, which was filed with the SEC on April 22, 2009, and Amendment No. 2, which was filed with the SEC on April 30, 2009. We are filing this Form 10-K/A Amendment No. 3 solely for the limited purpose of amending paragraphs 1, 2, 4 and 5 of the Section 302 certifications.
--------------------------------------------------------------------------------

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


Dated:  December 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                             December 1, 2009
----------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                   December 1, 2009
----------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Richard Brandt                                December 1, 2009
----------------------------------------
Richard Brandt, Director

                                                          December 1, 2009
----------------------------------------
Howard M. Brenner, Director

        /s/ Jean Firstenberg                              December 1, 2009
----------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                              December 1, 2009
----------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                            December 1, 2009
----------------------------------------
Michael R. Mulcahy, President, Chief
Executive Officer and Director