Form 10-Q/A
period 2009-03-31
TRANS LUX CORP
filed 2009-12-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller
                       ---                 ---                     ---
reporting company X
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                           Class                       Shares Outstanding
--------           ------------------------------------      ------------------
05/13/09           Common Stock - $1.00 Par Value                 2,020,090
05/13/09           Class B Stock - $1.00 Par Value                  286,814
                   (Immediately convertible into a like
                    number of shares of Common Stock.)

--------------------------------------------------------------------------------
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the SEC on May 14, 2009. We are filing this Form 10-Q/A Amendment No. 1 solely for the limited purpose of amending paragraphs 1, 2, 4 and 5 of the Section 302 certifications.
--------------------------------------------------------------------------------

                          Part II - Other Information
                          ---------------------------

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

Date:  December 1, 2009


                                        by  /s/  Angela D. Toppi
                                          ----------------------------
                                          Angela D. Toppi
                                          Executive Vice President and
                                          Chief Financial Officer