Form 10-Q/A
period 2009-06-30
TRANS LUX CORP
filed 2009-12-01
CIK 99106

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

--------------------------------------------------------------------------------
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the SEC on August 16, 2009. We are filing this Form 10-Q/A Amendment No. 1 solely for the limited purpose of amending paragraphs 1, 2, 4 and 5 of the Section 302 certifications.
--------------------------------------------------------------------------------

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