Form 10-K
period 2009-12-31
TRANS LUX CORP
filed 2010-04-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2009
                                            -----------------

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                      2009 Form 10-K Cover Page Continued


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

Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller
                       ---                 ---                     ---
reporting company X
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant based upon the last sale price of the Registrant's Common Stock reported on the NYSE Amex on June 30, 2009, was approximately $1,891,000.

As of the close of business on April 14, 2010, there were outstanding 2,442,923 shares of the Registrant's Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of the Registrant's fiscal year end (the "Proxy Statement"), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

                             TRANS-LUX CORPORATION
                          2009 Form 10-K Annual Report

Table of Contents

<CAPTIONS>
                                     PART I
                                                                           Page
                                                                           ----
ITEM 1.      Business                                                         1
ITEM 1A.     Risk Factors                                                     5
ITEM 1B.     Unresolved Staff Comments                                        8
ITEM 2.      Properties                                                       8
ITEM 3.      Legal Proceedings                                                8
ITEM 4.      (Reserved)                                                       9

                                       PART II

ITEM 5.      Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities    9
ITEM 6.      Selected Financial Data                                          9
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk      17
ITEM 8.      Financial Statements and Supplementary Data                     18
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        36
ITEM 9A(T).  Controls and Procedures                                         36
ITEM 9B.     Other Information                                               37

                                       PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance          37
ITEM 11.     Executive Compensation                                          37
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Managament and Related Stockholder Matters                      38
ITEM 13.     Certain Relationships and Related Transactions, and
             Director Independence                                           38
ITEM 14.     Principal Accounting Fees and Services                          38

                                       PART IV

ITEM 15.     Exhibits and Financial Statement Schedules                      38

Signatures                                                                   41


                                     PART I

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. We have been successful in negotiating the renewal of the bank Credit Agreement, which was due to mature on April 1, 2010. The senior lender has reduced the monthly principal payments, modified the maturity of the Credit Agreement to May 1, 2011 and waived the non-compliance with certain financial and other covenants. Substantially all of our eligible accounts receivable, inventory and other assets are secured by the Credit Agreement. We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next twelve months. In addition, the Company has not made the required sinking fund payment of $105,700, on its 9 1/2% Subordinated debentures (the "Debentures") which was due on December 1, 2009 and did not make its March 1, 2010 interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes (the "Notes"). As a result, if the Company is unable to (i) to obtain additional liquidity for working capital,
(ii) make the required sinking fund payment on its Debentures, (iii) make the required interest payment on its Notes, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our inability to obtain additional liquidity and the potential of the noteholders and/or trustee to give notice to the Company of a default on either the Debentures and the Notes, our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the inability to make the required sinking fund payment on the Debentures and the interest payment on the Notes and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern.


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

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.3 million is in escrow and $16.7 million of debt was assumed, including $0.3 million of debt of the joint venture, MetroLux Theatres. The Entertainment Division operated motion picture theatres in the western Mountain States. The Company has accounted for the Entertainment Division as discontinued operations in the accompanying financial statements.

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

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2009 and 2008 was approximately $1.6 million and $3.9 million, respectively. The December 31, 2009 backlog is expected to be recognized in 2010. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

During 2009 the Company's Outdoor display division continued to enhance CaptiVue(R), a line of outdoor full matrix LED message centers. CaptiVue offers greater design flexibility, modularity and increased clarity at an economical price. A new control system called ProWrite was introduced to replace the current Proline and IseWrite controls. ProWrite provides greater functionality and ease of use for the customer. Recent enhancements include the continual update of the wireless scoreboard control that incorporates the newer generation radio systems. In parallel with the new radio system, the Company continues to update the MiScore(TM) and MiTime(TM) handheld, simple to operate controllers.

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

Continued development of indoor products includes new monochrome and tri-color ticker displays utilizing improved LED display technology; curved and flexible displays; greater integration of blue LEDs to provide full color text and graphic displays.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff of 14 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations where required. Engineering expense and product enhancement and development amounted to $1.5 million and $2.0 million in 2009 and 2008, respectively.

MARKETING AND DISTRIBUTION
--------------------------

The Company markets its indoor and outdoor electronic information display products in the U.S. and Canada using a combination of distribution channels, including 13 direct sales representatives, two telemarketers and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 9 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the U.S. The Company has existing relationships with approximately 18 independent distributors worldwide covering Europe, the Middle East, South and Central America, Africa, the Far East and Australia. Foreign sales have represented less than 10% of total revenues in the past two years.

Headquartered in Norwalk, Connecticut, the Company has sales and service offices in Des Moines, Iowa; Burlington, Ontario; and Brampton, Ontario; as well as approximately 18 satellite offices in the U.S.

The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is from equipment rentals with current lease terms ranging from 30 days to ten years.

The Company's revenues in 2009 and 2008 did not include any single customer that accounted for more than 10% of total revenues.

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

REAL ESTATE RENTAL OPERATIONS
-----------------------------

The Company owns an income-producing real estate property located in Santa Fe, New Mexico, which currently has an 87% occupancy rate. This property has been placed on the market for sale because it does not directly relate to our core business. The Company also owns land in Silver City, New Mexico, which has been placed on the market for sale because it does not directly relate to our core business.

INTELLECTUAL PROPERTY
---------------------

The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and considers such patents, licenses and trademarks important to its business.

EMPLOYEES
---------

The Company has approximately 189 employees as of March 18, 2010. Approximately 22% of the employees are unionized. The Company believes its employee relations are good.


ITEM 1A.  RISK FACTORS


THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN
---------------------------------------------------------------------------

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the inability to make the required sinking fund payment on the Debentures and the interest payment on the Notes and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern. As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payment on its Debentures, (iii) make the required interest payment on its Notes, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on our financial position and operating results of the Company.

THE CURRENT GLOBAL ECONOMIC CRISIS HAS NEGATIVELY IMPACTED OUR BUSINESS
-----------------------------------------------------------------------

The current continuing global economic crisis has adversely affected our customers and our suppliers and businesses such as ours. As a result, it has had a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for uncollectable accounts receivable and/or write-offs of accounts receivable, impaired our ability to access credit markets and finance our operations and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

OPERATING LOSSES
----------------

The Company has incurred operating losses for the past several years. During the years 2009 and 2008, the Company incurred losses from continuing operations of $8.8 million and $4.6 million, respectively, which includes a $2.7 million write off in the second quarter of 2009 of a note receivable related to the former Norwalk, Connecticut facility the Company sold in 2004. The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease bases. There can be no assurance that we will be able to increase our revenue sufficiently to generate cash to fund current operations.

DEFAULT ON INDEBTEDNESS
-----------------------

The Company has $10.1 million of Notes outstanding, which are no longer convertible into common shares. Interest is payable semi-annually and may be redeemed, in whole or in part, at par. The Company has not remitted the $0.4 million March 1, 2010 semi-annual interest payment to the trustee, which has continued for 30 days. The non-payment constitutes an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At December 31, 2009, the total amount outstanding is classified as current portion of long-term debt.

In addition, the Company has $1.1 million of Debentures outstanding. The Company has not remitted the December 1, 2009 annual sinking fund payment of $105,700. The non-payment constitutes an Event of Default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of such Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such event has not been waived. At December 31, 2009, the total amount outstanding is classified as current portion of long-term debt.

In the event that the holders of the Notes or Debentures or trustees declare a default and begins to exercise any of their rights and remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. As a result, at December 31, 2009 the total amount outstanding is classified as current portion of long-term debt. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

PENSION PLAN WAIVER FILED
-------------------------

On March 12, 2010, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer payment of $285,000 of the minimum funding standard for the 2009 plan year. If the waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits, such as termination of the plan or require the Company to make the unpaid contributions. At this time, the Company is anticipating making its required contributions for the 2010 plan year; however there is no assurance that the Company will be able to make all payments. The senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have.

LEVERAGE
--------

As of December 31, 2009, the Company's total long-term debt (including current portion) was $19.2 million. We expect we will incur indebtedness in connection with new rental equipment leases and working capital. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

As of December 31, 2009, 13 stockholders who are executive officers and/or directors of the Company beneficially own approximately 2.22% of the voting power.

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

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 54,588 shares of Common Stock may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock. On December 11, 2009, the stockholders approved an amendment to the Corporation's Certificate of Incorporation to provide for the automatic conversion of each share of Class B Stock into 1.3 shares of Common Stock as provided in a Settlement Agreement approved by the United States District Court for the Southern District of New York.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  PROPERTIES

In June 2008, the Company relocated its headquarters and principal executive offices to a leased facility at 26 Pearl Street, Norwalk, Connecticut, which is used for administration and sales, and relocated its engineering, manufacturing and assembly of its indoor display products to a leased facility in Stratford, Connecticut. Prior to relocating, the Company was located at 110 Richards Avenue, Norwalk, Connecticut. The Company owns a facility in Des Moines, Iowa where its outdoor operations are maintained.

In addition, the Company owns an income-producing real estate property in Santa Fe, New Mexico and land in Silver City, New Mexico. Both of these properties have been placed on the market for sale because they do not directly relate to our core business. The Company leases seven other premises throughout North America for use as sales, service and/or administrative operations. The aggregate rental expense was $629,000 and $773,000 for the years ended December 31, 2009 and 2008, respectively.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company. In addition, the Company and four of its former and current directors were party to a legal proceeding entitled Gabelli Funds, LLC v. Brandt et al, 09 Civ. 0830
(KMK), who were then beneficial owners of forty-three percent of the common stock of the Company. The proceeding was settled and a Notice of

Settlement was issued to the stockholders and certain actions approved at the December 11, 2009 annual meeting of stockholders, which finalized the settlement. It did not have an adverse impact on the consolidated financial position or operations of the Company.


ITEM 4.  (RESERVED)


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's Common Stock is traded on the NYSE Amex under the symbol "TLX." Sales prices are set forth in (d) below.

     (b) The Company had approximately 638 holders of record of its Common Stock as of April 14, 2010.

     (c) The Board of Directors did not declare any cash dividends for Common Stock and Class B Stock during 2009 in order to conserve cash and pay down debt. Management and the Board of Directors will continue to review payment of quarterly cash dividends.

     (d) The range of Common Stock prices on the NYSE Amex are set forth in the quarterly financial data table below in Item 6(b).

     (e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2009.


ITEM 6.  SELECTED FINANCIAL DATA

     (a) Not applicable.

     (b) The following table sets forth quarterly financial data for years ended
         December 31, 2009 and 2008:

<CAPTIONS>
         ---------------------------------------------------------------------------------------------------------
         In thousands, except per share data   Quarters ended    March 31     June 30   September 30   December 31
         ---------------------------------------------------------------------------------------------------------
         2009
         Revenues                                              $    7,769  $    7,443     $    8,006    $    5,330
         Gross profit                                               1,646       1,637          1,859           697
         Net loss from continuing operations                       (1,154)     (3,805)          (782)       (3,054)
         Loss per share continuing operations                       (0.50)      (1.65)         (0.34)        (1.31)
         Cash dividends per share:
           Common stock                                                 -           -              -             -
           Class B stock                                                -           -              -             -
         Range of Common Stock prices on the NYSE Amex         $0.20-0.90  $0.24-2.31     $0.78-3.50    $0.30-1.49
         ---------------------------------------------------------------------------------------------------------
         2008
         Revenues                                              $    8,000  $   10,417     $   10,844    $    7,422
         Gross profit                                               2,003       2,764          2,423         1,306
         Loss from continuing operations                           (1,186)     (1,719)          (363)       (1,348)
         Income (loss) from discontinued operations                   159      (3,636)             7            44
         Net loss                                                  (1,027)     (5,355)          (356)       (1,304)
         Loss per share continuing operations                       (0.52)      (0.74)         (0.16)        (0.58)
         Earnings (loss) per share discontinued operations           0.07       (1.58)          0.01          0.01
         Total loss per share                                       (0.45)      (2.32)         (0.15)        (0.57)
         Cash dividends per share:
           Common stock                                                 -           -              -             -
           Class B stock                                                -           -              -             -
         Range of Common Stock prices on the NYSE Amex         $3.00-6.70  $3.15-4.15     $1.80-6.10    $0.50-2.65
         ---------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. In addition to its display business, the Company owns and operates an income producing real estate rental property. The Company operates in three reportable segments: Indoor display, Outdoor display and Real estate rental.

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

On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.8 million as well as $2.0 million in disposal costs for the quarter ended June 30, 2008. See Note 3 - Discontinued Operations to the consolidated financial statements. The following discussion and analysis of financial condition and results of operations relates only to continuing operations.


Going Concern

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the inability to make the required sinking fund payment on the Debentures and the interest payment on the Notes and the potential of the senior lender accelerating the payments on the Credit Agreement debt to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern. As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payment on its Debentures, (iii) make the required interest payment on its Notes, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.


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

Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. The Company uses the fair market value approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value. The fair market valuations used for the impairment tests can be affected by changes in the estimates of revenue multiples and the discount rate used in the calculations. The October 1, 2009 annual review indicated no impairment of goodwill. In 2008, the Company determined that all of the $194,000 of goodwill associated with the commercial outdoor display business was impaired and wrote it off. The impairment was predominantly due to economic trends. Goodwill in our other businesses was not impaired. Future adverse changes in market conditions or poor operating results of underlying assets could result in an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

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

Pension Plan Obligations: The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns, rates of salary increases and discount rates.
During 2009 and 2008, the Company recorded an after tax benefit in unrecognized pension liability in other comprehensive loss of $1.1 million and $1.5 million, respectively. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2009, plan assets were invested 40.4% in guaranteed investment contracts, 49.1% in equity and index funds, 1.9% in bonds and 8.6% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2009, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 6.00%. Net periodic cost for 2010 will be based on the December 31, 2009 valuation. The defined benefit plan periodic cost was $725,000 in 2009 and $291,000 in 2008. The 2009 net periodic pension cost includes settlement/curtailment charges of $303,000. See Note 16 - Pension Plan to the consolidated financial statements. At December 31, 2009, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $49,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $116,000. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2009. In

March 2010 the Company submitted, to the Internal Revenue Service, a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer payment of the minimum funding standard for the 2009 plan year. The Company has not made $242,000 of payment contributions in 2009. At this time, the Company is anticipating to make its required contributions for the 2010 plan year; however there is no assurance that we will be able to make all payments.

Results of Operations

2009 Compared to 2008

Total revenues for the year ended December 31, 2009 decreased 22.2% to $28.5 million from $36.7 million for the year ended December 31, 2008, principally due to decreases in both the Outdoor display and Indoor display sales revenues.

Indoor display revenues decreased $3.3 million or 29.0%. Of this decrease, Indoor display equipment sales decreased $2.5 million or 54.5%, primarily due to a decrease in sales from the financial services market. Indoor display equipment rentals and maintenance revenues decreased $790,000 or 11.6%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor display sales and rentals and maintenance revenues.

Outdoor display revenues decreased $4.8 million or 19.2%. Of this decrease, Outdoor display equipment sales decreased $4.3 million or 20.9%, in both the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $451,000 or 10.7%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Also, the global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

Real estate rental revenues decreased $31,000 or 11.2%, primarily due to the termination of the sub-leases in June 2008 at our former Norwalk, Connecticut location.

Total operating loss for the year ended December 31, 2009 was $259,000 compared to an operating income of $1.4 million for the year ended December 31, 2008, principally due to the decline in revenues, offset by an $806,000 decrease in general and administrative expenses.

Indoor display operating loss increased to $1.8 million in 2009 compared to a loss of $505,000 in 2008, primarily as a result of the decline in sales revenues, offset by a decrease in general and administrative expenses. The cost of Indoor displays represented 90.4% of related revenues in 2009 compared to 80.3% in 2008. The cost of Indoor displays as a percentage of related revenues increased primarily due to the decrease in Indoor sales revenues, which have a higher gross profit margin than the Indoor rentals and maintenance revenues, offset by a $296,000 decrease in field service costs and a $455,000 decrease in depreciation expense. The Company continually addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales decreased $1.1 million or 43.4%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $175,000 or 6.3%, primarily due to a reduction in payroll and benefits and related expenses, offset by a $603,000 increase in bad debt expense. Due to the current economic condition, certain personnel and related expenses of the Indoor display business were reduced, resulting in annual cash savings of approximately $1.3 million.

Outdoor display operating income decreased to $1.4 million in 2009 compared to $1.7 million in 2008, a decrease of $362,000 or 20.7%, primarily as a result of the decreases in revenues, offset by a decrease in general and administrative expenses. The cost of Outdoor displays represented 75.8% of related revenues in 2009 compared to 75.7% in 2008. Outdoor displays cost of equipment sales decreased $3.2 million or 20.2%, principally due to the decrease in volume and the sales mix. Outdoor displays cost of equipment rentals and maintenance decreased $334,000 or 12.1%, primarily due to a $254,000 decrease in field service costs to maintain the equipment and an $80,000 decrease in depreciation expense. Outdoor display general and administrative expenses decreased $636,000 or 15.4%, primarily due to a reduction in selling payroll and benefits and related expenses, offset by a $126,000 increase in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Due to the current economic condition, certain personnel and related expenses of the commercial business were reduced, and all non-union personnel salaries were reduced and union personnel had agreed to defer payment of their increase for ten months, resulting in an annual cash savings of approximately $1.2 million.

Real estate rental operating income increased $7,000 or 4.5%, primarily due to the decrease in expenses as a result of the termination of the sub-leases in June 2008 at our former Norwalk, Connecticut location. The cost of Real estate rental represented 24.9% of related revenues in 2009 compared to 37.7% in 2008. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses increased $987,000 or 31.8%. The 2009 corporate general and administrative expenses included a $528,000 negative effect in the Canadian currency exchange, while 2008 included a $569,000 gain in the Canadian currency exchange, a difference of $1.1 million. The 2009 corporate general and administrative expenses also included a $218,000 increase in legal costs in connection with a lawsuit that settled in 2009 and an $826,000 charge in benefit costs related to a management retirement and settlement/curtailment charges in its defined benefit pension plan. Due to current economic conditions, all personnel salaries and consulting fees were reduced, resulting in an annual savings of approximately $0.3 million. The Company continues to monitor and reduce certain overhead costs and recorded a decrease in facility expenses, payroll and related benefits such as fica and medical costs.

Net interest expense increased $166,000 or 10.9%. Interest income decreased $144,000, primarily due to the final interest income recorded in 2008 on the remaining balance of the sale of our former Norwalk, Connecticut headquarters, offset by an increase in interest expense due to an increase in the interest rates of variable rate debt offset by a reduction in total debt.

The goodwill impairment in 2008 is a charge relating to a 1995 acquisition in the outdoor commercial business. The Company's goodwill evaluation indicated impairment as of October 1, 2008.

Other expenses represents a $2.7 million write off of a note receivable related to the former Norwalk facility the Company sold in 2004. See Note 10 - Other Receivable. The 2008 Other expenses primarily includes an $81,000 loss on investments that were sold in January 2009.

The effective tax rate for the years ended December 31, 2009 and 2008 was 0.6% and 39.5%, respectively. The 2009 effective tax rate was affected by the $2.9 million valuation allowance on its deferred tax assets as a result of reporting pre-tax losses. The 2008 effective tax rate was affected by the $2.7 million valuation allowance on its deferred tax assets as a result of reporting a pre-tax loss and the effect of allocating income taxes between continuing operations and discontinued operations, offset by income tax expense related to the Company's Canadian subsidiary.


Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from continuing operations over the past several years and has a significant working capital deficiency. The Company had a loss from continuing operations of $8.8 million in 2009, which includes a $2.7 million write off in the second quarter of 2009 of a note receivable related to the former Norwalk, Connecticut facility the Company sold in 2004, and had a working capital deficiency of $16.0 million as of December 31, 2009. Further as discussed in Note 13 - Long-Term Debt, the Company did not make the required sinking fund payment of $105,700 on its 9 1/2% Subordinated debentures (the "Debentures"), which was due on December 1, 2009, and did not make its interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes (the "Notes"), which was due on March 1, 2010. Under the terms of the indenture agreements that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that such notice is received by the Company, the bank has the right to demand payment on outstanding amounts on the Credit Agreement. As such, all outstanding debt has been classified as current in the accompanying balance sheet. These matters raise substantial doubt about the Company's ability to continue as a going concern. See "Risk Factors - There is substantial doubt about our ability to continue as a going concern" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at December 31, 2009), which was due to mature April 1, 2010. Subsequent to year-end, the maturity of the Credit Agreement was extended to May 1, 2011. As of December 31, 2009, the Company has drawn $4.0 million against the revolving loan facility, of which $0.5 was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not of not more than 50% and a $1.0 million cap on capital expenditures. As of December 31, 2009, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the fixed charge coverage ratio of 1.25 to 1.0 (0.45 to 1.0 at December 31, 2009), the leverage ratio of not more than 2.0 to 1.0 (3.5 to 1.0 at December 31, 2009), and maintaining a tangible net worth of not less than $20.0 million ($19.9 million at December 31, 2009), which the senior lender waived subsequent to year-end. In addition, the senior lender has waived the default on the Notes and Debentures. In the event that the holders of the Notes or Debentures or the trustees declare a default and begins to exercise any of their rights and remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. As a result, at December 31, 2009 the total amount outstanding is classified as current portion of long-term debt. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes will be difficult to accomplish within the next twelve months given the current global credit markets, economic conditions and operating results of the Company. While management hopes it can be successful in the long run, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

On March 1, 2010, the Company refinanced it existing mortgage on its facility located in Des Moines, Iowa, which was scheduled to mature in 2009 at a variable rate of interest (3.38% at December 31, 2009) payable in monthly installments. The refinancing was for $650,000 at a fixed rate of interest of 6.50% payable in monthly installments, which matures on March 1, 2015. The Company used proceeds of $390,000 to settle the prior debt and will use the $260,000 balance for working capital needs. The Company also has a mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2009, payable in monthly installments through 2012.

No cash dividends for Common Stock and Class B Stock were declared by the Board of Directors during 2009 or 2008 in order to conserve cash and pay down debt.

The Company has incurred net losses from continuing operations for the years ended December 31, 2009 and 2008 of $8.8 million and $4.6 million, respectively, and had a working capital deficiency of $16.0 million at December 31, 2009, but has generated cash provided by operating activities of continuing operations of $5.0 million and $1.6 million for the years December 31, 2009 and 2008, respectively. The Company has implemented several initiatives to improve operational results and cash flows over future periods. The Company continues to explore ways to reduce costs and relocated its Norwalk facility in the second quarter of 2008 to lower operating costs in the future. The Company continually takes steps to reduce the cost to maintain the equipment on rental and maintenance. In addition, the Company is recording less interest expense as a result of the 2007 exchange offer, and paid down debt with the net proceeds from the sale of the assets of the Entertainment Division, see Note 3 - Discontinued Operations to the consolidated financial statements.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease bases. The cash flows of the Company are tight, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on May 1, 2011, and is in discussions with senior lenders and others, but the current global credit environment has been and continues to be a challenge in accomplishing these objectives. If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on May 1, 2011, the bank has the right to call the loan. If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

The Company has $10.1 million of Notes outstanding, which are no longer convertible into common shares. Interest is payable semi-annually and may be redeemed, in whole or in part, at par. The Company has not remitted the $0.4 million March 1, 2010 semi-annual interest payment to the trustee, which has continued for 30 days. The non-payment constitutes an event of default under the Indenture governing the Notes and the trustee, by notice to the Company or the holders of 25% of the principal outstanding, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.

In addition, the Company has $1.1 million of Debentures outstanding. The Company has not remitted the December 1, 2009 annual sinking fund payment of $105,700. The non-payment constitutes an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such event has not been waived.

In March 2010, the Company submitted, to the Internal Revenue Service, a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer the payment of the minimum funding standard for the 2009 plan year. The Company has not made $242,000 of payment contributions for 2009. The waiver, if granted, will defer the payment of $285,000 of the minimum funding standard for the 2009 plan year. If the waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits, such as termination of the plan or require the Company to make the unpaid contributions. At this time, the Company is anticipating to make its required contributions for the 2010 plan year, however there is no assurance that we will be able to make all payments. Management believes that based on its actions taken, current cash resources and cash provided by continuing operations it will have difficulty funding continuing operations and its current obligations over the next twelve months.

Cash and cash equivalents decreased $881,000 in 2009. The decrease was primarily attributable to the investment in equipment for rental of $2.5 million, the investment in property, plant and equipment of $0.2 million, scheduled payments of long-term debt of $2.4 million and the pay down on the revolving loan facility of $1.0 million, offset by cash provided by operating activities of $5.0 million and the proceeds from the sale of available-for-sale securities of $0.1 million. The current economic environment has increased the Company's trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continues to be favorable.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its consolidated financial statements on a going concern basis. While we have prepared our consolidated financial statements on a going concern basis, the continuing losses and uncertainty regarding the inability to make the required sinking fund payment on the Debentures and the interest payment on the Notes and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this annual report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2009 until the underlying debts mature.

The following table summarizes the Company's fixed cash obligations as of December 31, 2009 over the next five fiscal years:

<CAPTIONS>
------------------------------------------------------------------------------------
In thousands                                        2010    2011    2012  2013  2014
------------------------------------------------------------------------------------
Long-term debt, including interest               $17,838  $  281  $1,978  $ 89  $ 89
Employment and consulting agreement obligations      344     300     195   195   195
Operating lease payments                             522     493     271    77     -
                                                 -----------------------------------
Total                                            $18,704  $1,074  $2,444  $361  $284
------------------------------------------------------------------------------------

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 12 to the consolidated financial statements. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $80,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $323,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

<CAPTIONS>
---------------------------------------------------------------------------------------------
In thousands, except per share data               Years ended December 31     2009       2008
---------------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                        $  9,790    $11,031
  Equipment sales                                                            18,513     25,376
  Real estate rentals                                                           245        276
                                                                           -------------------
    Total revenues                                                           28,548     36,683
                                                                           -------------------
Operating expenses:
  Cost of equipment rentals and maintenance                                   8,358      9,443
  Cost of equipment sales                                                    14,290     18,640
  Cost of real estate rentals                                                    61        104
                                                                           -------------------
    Total operating expenses                                                 22,709     28,187
                                                                           -------------------

Gross profit from operations                                                  5,839      8,496
General and administrative expenses                                         (10,191)   (10,010)
Goodwill impairment                                                               -       (194)
Interest income                                                                   1        145
Interest expense                                                             (1,694)    (1,672)
Other expenses                                                               (2,696)       (75)
                                                                           -------------------
Loss from continuing operations before income taxes                          (8,741)    (3,310)
Income tax expense:
  Current                                                                       (54)      (203)
  Deferred                                                                        -     (1,103)
                                                                           -------------------
    Total income tax expense  (Note 11)                                         (54)    (1,306)
                                                                           -------------------
Loss from continuing operations                                              (8,795)    (4,616)
Loss from discontinued operations                                                 -     (3,426)
                                                                           --------------------
Net loss                                                                   $ (8,795)   $(8,042)
                                                                           ===================

Loss per share continuing operations - basic and diluted                   $  (3.81)   $ (2.00)
Loss per share discontinued operations - basic and diluted                        -      (1.49)
                                                                           -------------------
Total loss per share - basic and diluted                                   $  (3.81)   $ (3.49)
                                                                           ===================

Weighted average common shares outstanding - basic and diluted                2,311      2,307
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
---------------------------------------------------------------------------------------------
In thousands, except share data                               December 31     2009       2008
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $   541    $ 1,422
  Cash in escrow                                                               403        400
  Available-for-sale securities                                                  -        135
  Receivables, less allowance of $1,393 - 2009 and $926 - 2008               1,743      4,594
  Unbilled receivables                                                          29        120
  Inventories                                                                5,149      6,592
  Prepaids and other                                                           619      1,167
  Current assets associated with discontinued operations (Note 3)               55        149
                                                                           ------------------
    Total current assets                                                     8,539     14,579
                                                                           ------------------
Rental equipment                                                            58,164     62,483
  Less accumulated depreciation                                             34,015     35,358
                                                                           ------------------
                                                                            24,149     27,125
                                                                           ------------------
Property, plant and equipment                                                7,206      7,511
  Less accumulated depreciation                                              4,667      4,784
                                                                           ------------------
                                                                             2,539      2,727
Asset held for sale                                                            920        920
Other receivable                                                                 -      2,580
Goodwill                                                                       810        810
Other assets                                                                   926      2,106
                                                                           ------------------
TOTAL ASSETS                                                               $37,883    $50,847
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 1,410    $ 3,151
  Accrued liabilities                                                        5,658      6,146
  Current portion of long-term debt                                         16,990      2,945
  Liabilities associated with discontinued operations (Note 3)                 487        544
                                                                           ------------------
    Total current liabilities                                               24,545     12,786
                                                                           ------------------
Long-term debt:
  8 1/4% Limited convertible senior subordinated notes due 2012                  -     10,129
  9 1/2% Subordinated debentures due 2012                                        -        951
  Notes payable                                                              2,193      8,566
                                                                           ------------------
                                                                             2,193     19,646
Deferred credits, deposits and other                                         3,852      3,968
                                                                           ------------------
                                                                            30,590     36,400
                                                                           ------------------
Stockholders' equity:
  Capital stock
  Common - $1 par value - 5,500,000 shares authorized,
    2,826,424 shares issued in 2009 and 2,453,591 shares issued in 2008      2,827      2,453
  Class B - $1 par value - 1,000,000 shares authorized,
    no shares issued in 2009 and 286,814 shares issued in 2008                   -        287
  Additional paid-in-capital                                                14,657     14,741
  (Accumulated deficit) retained earnings                                   (4,989)     3,806
  Accumulated other comprehensive loss                                      (1,739)    (3,377)
                                                                           ------------------
                                                                            10,756     17,910
  Less treasury stock - at cost - 433,596 common shares                      3,463      3,463
                                                                           ------------------
    Total stockholders' equity                                               7,293     14,447
                                                                           ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $37,883    $50,847
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
---------------------------------------------------------------------------------------------
In thousands                                      Years ended December 31     2009       2008
---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                   $(8,795)   $(8,042)
Loss from discontinued operations                                                -     (3,426)
                                                                           ------------------
  Loss from continuing operations                                           (8,269)    (4,616)
Adjustment to reconcile loss from continuing operations
  to net cash provided by operating activities:
  Depreciation and amortization                                              5,983      6,398
  Deferred income taxes                                                          -        (18)
  Write-off of note receivable                                               2,686          -
  Loss on available-for-sale securities                                          -         81
  Goodwill impairment                                                            -        194
  Changes in operating assets and liabilities:
    Receivables                                                              2,942        531
    Inventories                                                              1,443        176
    Prepaids and other assets                                                1,324       (147)
    Accounts payable and accruals                                           (1,723)      (366)
    Deferred credits, deposits and other                                     1,121       (595)
                                                                           ------------------
      Net cash provided by operating activities of continuing operations     4,981      1,638
                                                                           ------------------

Cash flows from investing activities
Equipment manufactured for rental                                           (2,456)    (4,050)
Purchases of property, plant and equipment                                    (186)      (438)
Proceeds from sale of property, plant and equipment                             18          -
Proceeds from sale of available-for-sale securities                            135          -
                                                                           ------------------
      Net cash used in investing activities of continuing operations        (2,489)    (4,488)
                                                                           ------------------

Cash flows from financing activities
Payments of long-term debt                                                  (3,407)    (8,430)
                                                                           ------------------
      Net cash used in financing activities of continuing operations        (3,407)    (8,430)
                                                                           ------------------

Cash flows from discontinued operations
Cash used in operating activities of discontinued operations                    34       (441)
Cash provided by investing activities of discontinued operations                 -     12,785
Cash used in financing activities of discontinued operations                     -     (6,233)
                                                                           ------------------
      Net cash provided by discontinued operations                              34      6,111
                                                                           ------------------

Net decrease in cash and cash equivalents                                     (881)    (5,169)
Cash and cash equivalents at beginning of year                               1,422      6,591
                                                                           ------------------

Cash and cash equivalents at end of year                                   $   541     $1,422
---------------------------------------------------------------------------------------------
Interest paid                                                              $ 1,523     $2,477
Income taxes paid                                                                9        170
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Accumulated
                                                                                                     Retained     Other
                                                                                                     Earnings    Compre-     Total
                                                                                   Add'l             (Accum-     hensive    Stock-
In thousands, except share data                   Common Stock        Class B     Paid-in  Treasury   ulated     Income    holders'
For the two years ended December 31, 2009         Shares     Amt   Shares   Amt   Capital    Stock   Deficit)     (Loss)    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2008                        2,453,591  $2,453  286,814  $ 287  $14,733  $(3,463)  $11,848     $(1,262)   $24,596
Net loss                                               -       -        -      -        -        -    (8,042)          -     (8,042)
Stock option compensation expense                      -       -        -      -        8        -         -           -          8
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation              -       -        -      -        -        -         -        (695)      (695)
  Unrealized holding loss on securities                -       -        -      -        -        -         -         (22)       (22)
  Realized loss on securities reclassified to
    operating statement                                -       -        -      -        -        -         -          49         49
  Change in unrecognized pension cost                  -       -        -      -        -        -         -      (1,447)    (1,447)
                                               ------------------------------------------------------------------------------------
Balance December 31, 2008                      2,453,591   2,453  286,814    287   14,741   (3,463)    3,806      (3,377)    14,447
Net loss                                               -       -        -      -        -        -    (8,795)          -     (8,795)
Stock option compensation expense                      -       -        -      -        3        -         -           -          3
Exchange Class B Shares for Common Shares        372,833     374 (286,814)  (287)     (87)       -         -           -          -
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation              -       -        -      -        -        -         -         503        503
  Change in unrecognized pension cost                  -       -        -      -        -        -         -       1,135      1,135
                                               ------------------------------------------------------------------------------------
Balance December 31, 2009                      2,826,424  $2,827        -  $   -  $14,657  $(3,463)  $(4,989)    $(1,739)   $ 7,293
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Comprehensive Loss

<CAPTIONS>
---------------------------------------------------------------------------------------
In thousands                               Years ended December 31     2009       2008
---------------------------------------------------------------------------------------
Net loss                                                            $(8,795)    $(8,042)
                                                                    -------------------
Other comprehensive (loss) income:
  Unrealized foreign currency translation gain (loss)                   503        (695)
  Unrealized holding loss on securities                                   -         (37)
  Realized loss on securities reclassified to operating statement         -          81
  Change in unrecognized pension costs                                1,135      (1,447)
  Income tax expense related to items of
    other comprehensive (loss) income                                     -         (17)
                                                                    -------------------
Total other comprehensive (loss) income, net of tax                   1,638      (2,115)
                                                                    -------------------
Comprehensive loss                                                  $(7,157)   $(10,157)
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of a rental property.

Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations. On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations beginning in the second quarter of 2008 and recorded long-lived asset impairment charges of $2.8 million as well as $2.0 million in disposal costs in that quarter, see Note 3 - Discontinued Operations.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectable accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Available-for-sale securities: Available-for-sale securities consisted of fixed income mutual funds and were stated at fair value based on quoted market prices (Level 1 inputs). The Company determines realized gains and losses on the specific identification basis. Unrealized gains and losses on investments available for sale are reflected in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss. The Company sold its available-for-sale securities in 2009.

Accounts receivable: Receivables are carried at net realizable value. Credit is extended based on an evaluation of each customer's financial condition; collateral is generally not required. Reserves for uncollectable accounts receivable are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectable accounts at December 31:

<CAPTIONS>
-------------------------------------------
In thousands                    2009   2008
-------------------------------------------
Balance at beginning of year  $  926  $ 892
  Provisions                   1,118    334
  Deductions                    (651)  (300)
                              -------------
Balance at end of year        $1,393  $ 926
-------------------------------------------

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company's customer base and their dispersion across different businesses.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market value. Valuation allowances for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays. The Company evaluates the adequacy of these valuation allowances regularly.

Rental equipment and property, plant and equipment: Rental equipment and property, plant and equipment are stated at cost and depreciated over their respective useful lives using the straight-line method. Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease.

The estimated useful lives are as follows:

<CAPTIONS>
------------------------------------------
                                    Years
------------------------------------------
Rental equipment                   10 - 15
Buildings and improvements         10 - 40
Machinery, fixtures and equipment   5 - 15
Leaseholds and improvements              5
------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

Goodwill and intangibles: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis and deferred financing costs over the life of the related debt of two to three years. Total goodwill is $810,000, of which $744,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy). There were no impairments of goodwill in 2009. In 2008, the Company determined that all of the $194,000 of goodwill associated with its commercial outdoor display business was impaired and wrote it off in the fourth quarter. The impairment was primarily due to economic trends. Goodwill in our other businesses was not impaired. The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist. There were no impairments of other intangibles in 2009 or 2008.

Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in its long-lived assets if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. There were no impairments in 2009 or 2008.

Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years. At December 31, 2009, the future minimum lease payments due the Company under operating leases that expire at varying dates through 2018 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $17,472,000 was as follows: $7,350,000 - 2010, $4,501,000 - 2011, $2,953,000 - 2012, $2,031,000 - 2013, $394,000 - 2014,
$243,000 - thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Real estate rentals revenue is recognized monthly on a straight-line basis during the term of the respective lease agreements.

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

Taxes on income: Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse and for operating loss carryforwards. The temporary differences are primarily attributable to operating loss carryforwards and depreciation. The Company records a valuation allowance against net deferred income tax assets if, based upon the available evidence, it is not more-likely-than-not that the deferred income tax assets will be realized.

The Company considers whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company's determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Foreign currency: The functional currency of the Company's Canadian business operation is the Canadian dollar. The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange. The resulting translation adjustment is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss. Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of general and administrative expenses in the Consolidated Statements of Operations.

Share-based compensation plans: The Company measures share-based payments to employees and directors at the grant date fair value of the instrument. The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate. For details on the accounting effect of share-based compensation, see Note 17 - Share-Based Compensation.

Consideration of Subsequent Events: The Company evaluated events and transactions occurring after December 31, 2009 through the date these consolidated financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified; see Note 21 - Subsequent Events for non-recognizable events or transactions identified for disclosure.

Recent accounting pronouncements: Effective July 1, 2009, the Company adopted FASB's Accounting Standards Update 2009-01 which established ASC Topic 105, "Generally Accepted Accounting Principles" (incorporating Statement of Financial Accounting Standards ("SFAS") No. 168, "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,") which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to companies. The adoption had no effect on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, "Multiple-Deliverable Revenue Arrangements" - a consensus of the FASB Emerging Issues Task Force, to amend certain guidance in FASB ASC Topic 605 "Revenue Recognition," Subtopic 25 "Multiple-Element Arrangements" ("ASC 605-25"). The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s) and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The amended guidance in ASC 605-25 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is evaluating the impact the adoption of this update might have on our consolidated results of operations and financial condition.

In 2009, the Company adopted the provisions of ASC Topic 855, "Subsequent Events," (incorporating SFAS No. 165, "Subsequent Events"). Such guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.

In October 2008 and April 2009, the FASB issued supplemental guidance on determining fair value when markets are not active, when volume and activity levels have decreased significantly or when transactions are not orderly. Since adopting the principles of fair value included in ASC Topic 820, "Fair Value Measurements and Disclosures," the Company's practices for determining fair value and for disclosures about the fair value of investments have been, and continue to be, consistent with the guidance provided in the supplemental guidance. Therefore, the Company's adoption of these items has not had any effect on its financial position or results of operations. See Note 4 - Fair Value for information on our assets and liabilities measured at fair value.

In August 2009, the FASB issued ASU 2009-05, "Measuring Liabilities at Fair Value, to amend FASB ASC 820, Fair Value Measurements and Disclosures," to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. The amended guidance in ASC 820 does not have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009. The Company has provided the required benefit plan asset information in Note 16 - Pension Plan.

Reclassifications: Certain reclassifications of prior years' amounts have been made to conform to the current year's presentation.


2.  Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its consolidated financial statements on a going concern basis.

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company had a loss from continuing operations of $8.8 million in 2009 and had a working capital deficiency of $16.0 million as of December 31, 2009. Further as discussed in
Note 13, the Company did not make the required sinking fund payment of $105,700 on its 9 1/2% Subordinated debentures (the "Debentures"), which was due on December 1, 2009, and did not make the interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes (the "Notes"), which was due on March 1, 2010. Under the terms of the indenture agreements that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that such notice is received by the Company, the bank has the right to demand payment on outstanding amounts on the Credit Agreement. As such, all outstanding debt has been classified as current in the accompanying balance sheet. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In March 2010, the bank agreed to extend the maturity date of the Credit Agreement to May 1, 2011 and has reduced the required future monthly payments on the term portion of the debt. The bank has retained the right to call the Credit Agreement in the event that the holders of the Debentures or Notes demand payment. The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital. The Company is currently involved in discussions with various entities to obtain additional debt and/or equity financing including amounts that could be used to settle the Debentures and Notes, however there can be no assurance that the Company will be successful.

The Company continues to manage a plan to improve operating results. The plan includes partnering with an LED supplier and offering several new high resolution LED large screen systems, seeking ways to reduce costs of components used in its products and other expenses to improve sales margins, and continue to look at way to lower SG&A costs, such as compensation and benefits. There can be no assurance that the Company will achieve higher sales, improved margins or lower costs.

Because substantially all of the Company's eligible accounts receivable, inventory and other assets are secured by the Credit Agreement, management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations during the period of time when it is required to repay amounts outstanding under the Credit Agreement. Further, if the Company is unable to obtain waivers or cure the defaults on the Debentures and Notes, the Debentures and Notes could be called and be immediately due.
Such notice would trigger a default in the Credit Agreement. If the Credit Agreement, Debentures and Notes are called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the debt is called and new financing cannot be arranged it is unlikely the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


3.  Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million is in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. At December 31, 2009, the $0.4 million cash held in escrow was subject to resolution of two claims raised by the buyer; one claim was settled subsequent to year end for $0.1 million. The remaining $0.3 million escrow is subject to resolution of one claim and is not expected to be released to the Company until the claim is settled. The buyer assumed the operating results effective as of June 27, 2008. The Company has accounted for the Entertainment Division as discontinued operations.

In addition to the $24.5 million purchase price, there was a potential additional purchase price of up to $2.3 million based on the performance of increased theatre operations at the DreamCatcher Cinema, which was expanded from a six-plex to a 10-plex in May 2008, but none had been earned. There was also a six-month option to purchase raw land from the Company in Silver City, New Mexico for $0.9 million, which went unexercised. As a result of the sale, the Company recorded a long-lived asset impairment charge of $2.8 million as well as $2.0 million in disposal costs during the quarter ended June 30, 2008.

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

The Company had a 50% ownership in a joint venture partnership, MetroLux
Theatres, accounted for by the equity method, which was included in the sold assets of its Entertainment Division. Interest expense allocated to discontinued operations relates to the Entertainment Division's long-term debt assumed by the buyer and/or repaid at the closing and related to the portion of the Credit Agreement paid with the sales proceeds. The following table presents the financial results of the discontinued operations for the period from January
1, 2008 through June 27, 2008:

<CAPTIONS>
--------------------------------------------------------------------
In thousands, except per share data
--------------------------------------------------------------------
Revenues                                                     $ 6,249
Operating expenses                                             4,954
                                                             -------
Gross profit                                                   1,295
General and administrative expenses                             (647)
Interest expense, net                                           (626)
Income from joint venture                                        239
Asset impairment and loss on sale of division                 (4,808)
                                                             -------
Loss from discontinued operations before income tax benefit   (4,547)
Income tax benefit                                             1,121
                                                             -------
Net loss from discontinued operations                        $(3,426)
                                                             =======
Loss per share discontinued operations - basic and diluted   $ (1.49)
--------------------------------------------------------------------


4.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. At December 31, 2009, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $24,000 and $79,000, respectively. The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturities of these items. At December 31, 2009, the fair value of the Company's Notes and Debentures, using observable inputs, was $4.9 million and $0.6 million, respectively. At December 31, 2009, the fair value of the Company's remaining long-term debt approximates its carrying value of $8.0 million.


5.  Available-for-Sale Securities

Available-for-sale securities are carried at estimated fair values and the unrealized holding gains and losses are excluded from earnings and reported net of income taxes in accumulated other comprehensive loss until realized. At December 31, 2008, the Company recorded a write down of available-for-sale securities by $81,000 to reflect other than temporary losses that were realized in January 2009. An adjustment of $81,000 was recorded in accumulated other comprehensive loss to reflect the unrealized loss on available-for-sale securities at December 31, 2008, that were realized in January 2009.

Available-for-sale securities at December 31, 2008 consist of mutual funds with a fair value of $135,000. There were no available-for-sale securities held at December 31, 2009.


6.  Inventories

Inventories consist of the following:

<CAPTIONS>
--------------------------------
In thousands        2009    2008
--------------------------------
Raw materials     $3,695  $4,769
Work-in-progress   1,044   1,317
Finished goods       410     506
                  --------------
                  $5,149  $6,592
--------------------------------


7.  Rental Equipment

Rental equipment consist of the following:

<CAPTIONS>
-----------------------------------------------
In thousands                      2009     2008
-----------------------------------------------
Indoor rental equipment        $40,739  $44,613
Outdoor rental equipment        17,425   17,870
                               ----------------
Total                           58,164   62,483
Less accumulated depreciation   34,015   35,358
                               ----------------
Net rental equipment           $24,149  $27,125
-----------------------------------------------

All the rental equipment is pledged as collateral under the Company's credit facility.

8.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
--------------------------------------------------
In thousands                          2009    2008
--------------------------------------------------
Land, buildings and improvements    $2,832  $2,838
Machinery, fixtures and equipment    4,088   4,169
Leaseholds and improvements            286     504
                                    --------------
Total                                7,206   7,511
Less accumulated depreciation        4,667   4,784
                                    --------------
Net property, plant and equipment   $2,539  $2,727
--------------------------------------------------

Land, buildings and equipment having a net book value of $2.3 million and $2.4 million at December 31, 2009 and 2008, respectively, are pledged as collateral under various mortgage and other financing agreements.


9.  Other Assets

Other assets consist of the following:

<CAPTIONS>
-----------------------------------------------------------
In thousands                                   2009    2008
-----------------------------------------------------------
Spare parts                                    $450  $  550
Deferred financing costs, net of accumulated
  amortization of $943 - 2009 and $752 - 2008   291     464
Prepaids                                         86     358
Deposits and other                               99     734
                                               ------------
                                               $926  $2,106
-----------------------------------------------------------

Deferred financing costs relate to the issuance of the Notes, the Debentures, mortgages and other financing agreements and are being amortized over the terms of the respective agreements.

Future amortization expense of intangible assets over the next five years is expected as follows: $90,000 - 2010, $39,000 - 2011, $12,000 - 2012, $0 - 2013,
$0 - 2014.


10.  Other Receivable

The Company had a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's Norwalk, Connecticut facility in 2004. The receivable was secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser had defaulted on this payment and the Company pursued legal remedies. After the negative results of a foreclosure by sale by the first mortgagee, the Company wrote off this note receivable and related expense for a total of $2.7 million in the second quarter of 2009.


11.  Taxes on Income

The components of income tax expense (benefit) are as follows:

<CAPTIONS>
------------------------------------------------------------
In thousands                                  2009      2008
------------------------------------------------------------
Current:
  Federal                                      $ -   $     -
  State and local                                -         -
  Foreign                                       54       203
                                               -------------
                                                54       203
                                               -------------
Deferred:
  Federal                                        -     1,359
  State and local                                -      (256)
                                               -------------
                                                 -     1,103
                                               -------------
Income tax expense - continuing operations      54     1,306
Income tax benefit - discontinued operations     -    (1,121)
                                               -------------
Total income tax expense                       $54   $   185
------------------------------------------------------------

Loss from continuing operations before income taxes from the United States is $8.1 million and $4.3 million for the years ended December 31, 2009 and 2008, respectively. (Loss) income from continuing operations before income taxes from Canada is $(0.7) million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

Income tax benefits for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
-------------------------------------------------------------------
                                                      2009     2008
-------------------------------------------------------------------
Statutory federal income tax benefit rate           (34.0%)  (34.0%)
State income taxes, net of federal benefit           (3.6)    (5.1)
Foreign income taxed at different rates               3.2     (3.6)
Deferred tax asset valuation allowance               34.3     82.4
Other                                                 0.7     (0.2)
                                                    ---------------
Effective income tax rate - continuing operations     0.6%    39.5%
-------------------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

<CAPTIONS>
-------------------------------------------------
In thousands                       2009      2008
-------------------------------------------------
Deferred income tax asset:
  Tax credit carryforwards      $ 1,034   $ 1,034
  Operating loss carryforwards    9,981     8,455
  Net pension costs               2,099     1,786
  Allowance for bad debts           482       336
  Accruals                        1,083       723
  Other                              27       160
  Valuation allowance            (7,690)   (4,570)
                                -----------------
                                  7,016     7,924
                                -----------------
Deferred income tax liability:
  Depreciation                    6,583     7,502
  Other                             433       422
                                -----------------
                                  7,016     7,924
                                -----------------
Net deferred income taxes       $     -   $     -
-------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $24.9 million, which begin to expire in 2019.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company has recorded approximately $250,000 for uncertain tax positions, primarily related to state income taxes and related interest and penalties. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The accrual for uncertain tax positions has not changed significantly in 2009 and 2008. The Company does not believe that the liability for uncertain tax positions will change significantly in 2010.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions and the 2004 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.


12.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
-------------------------------------------------------------------
In thousands                                          2009     2008
-------------------------------------------------------------------
Deferred revenues                                   $1,375   $1,418
Compensation and employee benefits                   1,207      841
Taxes payable                                          529      396
Warranty obligations                                   389      489
Interest payable                                       332      349
Current portion of pension liability (see Note 16)      80      695
Other                                                1,746    1,958
                                                    ---------------
                                                    $5,658   $6,146
-------------------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities for each of the two years ended
December 31 is as follows:

<CAPTIONS>
--------------------------------------------
In thousands                    2009    2008
--------------------------------------------
Balance at beginning of year   $ 489   $ 317
  Provisions                      42     307
  Deductions                    (142)   (135)
                               -------------
Balance at end of year         $ 389   $ 489
--------------------------------------------


13.  Long-Term Debt

Long-term debt consist of the following:

<CAPTIONS>
----------------------------------------------------------
In thousands                                2009      2008
----------------------------------------------------------
8 1/4% Limited convertible senior
  subordinated notes due 2012            $10,129   $10,129
9 1/2% Subordinated debentures due 2012    1,057     1,057
Term loan - bank secured, due in
  monthly installments through 2011        1,652     3,935
Revolving loan - bank secured              4,020     5,000
Real estate mortgages - secured, due
  in monthly installments through 2012     2,285     2,397
Loans payable - CEBA, secured, due in
  monthly installments through 2011           40        73
                                         -----------------
                                          19,183    22,591
Less portion due within one year          16,990     2,945
                                         -----------------
Long-term debt                           $ 2,193   $19,646
----------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
----------------------------------------------------
In thousands      2010   2011     2012   2013   2014
----------------------------------------------------
               $16,990   $119   $1,822    $57    $60
----------------------------------------------------

The 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") are no longer convertible into common shares, interest is payable semi-annually and may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 semi-annual interest payment to the trustee, which has continued for 30 days. The non-payment constitutes an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the Trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At December 31, 2009, the total amount outstanding is classified as current portion of long-term debt.

The 9 1/2% Subordinated debentures due 2012 (the "Debentures") are due in annual sinking fund payments of $105,700 beginning in 2009, which payment has not been remitted by the Company, with the remainder due in 2012, interest is payable semi-annually and may be redeemed, in whole or in part, at par. The non-payment constitutes an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such event has not been waived. At December 31, 2009, the total amount outstanding is classified as current portion of long-term debt.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $5.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at December 31, 2009), which was due to mature April 1, 2010. Subsequent to year-end, the maturity of the Credit Agreement was extended to May 1, 2011. As of December 31, 2009, the Company has drawn $4.0 million against the revolving loan facility, of which $0.5 million was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not of not more than 50%, and a $1.0 million cap on capital expenditures. As of December 31, 2009, the Company was in compliance with the forgoing financial covenants, but was not in compliance with the fixed charge coverage ratio of not less than 1.25 to 1.0 (0.45 to 1.0 at December 31, 2009), the leverage ratio of not more than 2.0 to 1.0 (3.5 to 1.0 at December 31, 2009), and maintaining a tangible net worth of not less than $20.0 million ($19.9 million at December 31, 2009), which the senior lender waived subsequent to year-end. In addition, the senior lender has waived the default on the Notes and Debentures. In the event that the holders of the Notes or Debentures or trustees declare a default and begins to exercise any of their rights and remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. As a result, at December 31, 2009 the total amount outstanding is classified as current portion of long-term debt. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On March 1, 2010, the Company refinanced it existing mortgage on its facility located in Des Moines, Iowa, which was scheduled to mature in 2009 at a variable rate of interest (3.38% at December 31, 2009) payable in monthly installments. The refinancing was for $650,000 at a fixed rate of interest of 6.50% payable in monthly installments, which matures on March 1, 2015. The

Company used proceeds of $390,000 to settle the prior debt and will use the $260,000 balance for working capital needs. The Company also has a mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2009, payable in monthly installments through 2012.

During 2006, the Company received $150,000 from the State of Iowa and City of Des Moines as a zero percent interest loan, amortizing on a straight-line basis for five years. At December 31, 2009, the present value of this loan, assuming a 6% interest rate, the rate of previous loans from the State of Iowa and City of Des Moines, is $40,000. The premium is being amortized using the effective interest method and is included in the carrying value of the loan.


14.  Stockholders' Equity

During 2009 and 2008, the Board of Directors did not declare any quarterly cash dividends on the Company's Common Stock or on the Company's Class B Stock in order to preserve cash and pay down debt. Each share of Class B Stock was convertible at any time into one share of Common Stock and had ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend. On December 11, 2009, the stockholders approved an amendment to the Corporation's Certificate of Incorporation to provide for the automatic conversion of each share of Class B Stock into 1.3 shares of Common Stock as provided in a Settlement Agreement approved by the United States District Court for the Southern District of New York, and accordingly no Class B Stock is outstanding at December 31, 2009.

The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.

Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 26,000 and 33,500 at December 31, 2009 and 2008, respectively.


15.  Engineering Development

Engineering development expense was $122,000 and $183,000 for 2009 and 2008, respectively, which is included in general and administrative expenses in the Consolidated Statements of Operations.


16.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2009. On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan. As a result, during 2009 the plan incurred a curtailment charge of $53,000. In addition, due to lump-sum benefit payments, the plan incurred a settlement charge of $250,000 during 2009.

For 2009 and 2008, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan's investment experience. The Company's pension obligations for this plan exceeded plan assets by $3.8 million at December 31, 2009.

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

At December 31, 2009 and 2008, the Company's pension plan weighted average asset allocations by asset category are as follows:

<CAPTIONS>
----------------------------------------------
                                  2009    2008
----------------------------------------------
Guaranteed investment contracts   40.4%   52.9%
Equity and index funds            49.1    44.0
Bonds                              1.9     3.1
Money market funds                 8.6       -
                                 -------------
                                 100.0%  100.0%
----------------------------------------------

Bonds include $102,000 and $167,000 of the Company's 9 1/2% Debentures for 2009 and 2008, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair value of these assets are determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds, equity and index funds and guaranteed investment contracts using quoted market prices, a Level 1 or an observable input, and bonds, a Level 2 based on observable inputs and quoted prices in markets that are not active. The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management's estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2009:

<CAPTIONS>
-------------------------------------------------------------------
In thousands                     Level 1  Level 2  Level 3    Total
-------------------------------------------------------------------
Guaranteed investment contracts   $2,199     $  -       $-   $2,199
Equity and index funds             2,673        -        -    2,673
Bonds                                  -      102        -      102
Money market funds                   467        -        -      467
                                  ---------------------------------
                                  $5,339     $102       $-   $5,441
-------------------------------------------------------------------

The funded status of the plan as of December 31, 2009 and 2008 is as follows:

<CAPTIONS>
--------------------------------------------------------------------
In thousands                                          2009      2008
--------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at beginning of year  $ 9,905   $10,481
Interest cost                                          571       640
Settlement/curtailment charges                        (416)        -
Actuarial (gain) loss                                  159      (413)
Benefits paid                                         (967)     (803)
                                                   -----------------
Projected benefit obligation at end of year          9,252     9,905
                                                   -----------------

Change in plan assets:
Fair value of plan assets at beginning of year       5,430     7,284
Actual return on plan assets                           725    (1,511)
Company contributions                                  253       460
Benefits paid                                         (967)     (803)
                                                   -----------------
Fair value of plan assets at end of year             5,441     5,430
                                                   -----------------

Funded status (underfunded)                        $(3,811)  $(4,475)
                                                   =================

Amounts recognized in other comprehensive loss:
Net actuarial loss                                 $ 4,023   $ 5,099
Unrecognized prior service cost                          -        59
                                                   -----------------
                                                   $ 4,023   $ 5,158
                                                   =================

Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                  6.25%     6.25%
  Benefit obligations                                 6.00%     6.25%
Expected return on plan assets                        8.00%     8.75%
Rate of compensation increase                          N/A      3.00%
--------------------------------------------------------------------

The Company determines the long-term rate of return for plan assets by studying historical markets and the long-term relationships between equity securities and fixed income securities, with the widely-accepted capital market principal that assets with higher volatility generate higher returns over the long run. The 8.0% expected long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.

In 2010, the Company expects to amortize $306,000 of actuarial losses to pension expense. The accumulated benefit obligation at December 31, 2009 and 2008 was $9.3 million and $9.4 million, respectively. The minimum required contribution for 2010 is expected to be $80,000. In March 2010, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer payment of $285,000 of the minimum funding standard for the 2009 plan year. If the waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service has various enforcement remedies they can implement to protect the participant's benefits; such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. At this time, the Company is anticipating making its required contributions for the 2010 plan year; however there is no assurance that the Company will be able to make all payments.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
--------------------------------------------------
In thousands    2010   2011   2012     2013   2014
--------------------------------------------------
                $473   $829   $786   $1,031   $344
--------------------------------------------------

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2009:

<CAPTIONS>
-------------------------------------------------
In thousands                         2009    2008
-------------------------------------------------
Interest cost                       $ 571   $ 640
Expected return on plan assets       (428)   (631)
Amortization of prior service cost      6      17
Amortization of net actuarial loss    273     265
Settlement/curtailment charges        303       -
                                    -------------
Net periodic pension cost           $ 725   $ 291
-------------------------------------------------

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2009 and 2008:

<CAPTIONS>
----------------------------------------------
In thousands                     2009     2008
----------------------------------------------
Balance at beginning of year   $5,158   $3,711
Net actuarial loss (gain)        (553)   1,729
Recognized loss                  (273)    (265)
Settlement charge                (250)       -
Curtailment charge                (53)       -
Recognized prior service cost      (6)     (17)
                               ---------------
Balance at end of year         $4,023   $5,158
----------------------------------------------

In addition, the Company provided unfunded supplemental retirement benefits for the retired Chief Executive Officer. During 2009 the Company accrued $0.5 million for such benefits. The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.


17.  Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Consolidated Statements of Operations over the service period (generally the vesting period). The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate. The Company applies an estimated forfeiture rate in calculating the period expense. The Company has not experienced any forfeitures that would need to be taken into consideration in its calculations.

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

Changes in the stock option plans are as follows:

<CAPTIONS>
----------------------------------------------------------------------
                                                              Weighted
                                   Number of Shares            Average
                           --------------------------------   Exercise
                           Authorized   Granted   Available     Price
----------------------------------------------------------------------
Balance January 1, 2008        76,500    65,000      11,500      $6.08
Expired                       (32,500)  (34,500)      2,000       6.72
Granted                             -     3,000      (3,000)      3.85
                              -----------------------------
Balance December 31, 2008      44,000    33,500      10,500       5.22
Expired                             -   (11,500)      6,500       5.18
Granted                             -     4,000      (4,000)      0.91
                              -----------------------------
Balance December 31, 2009      44,000    26,000      13,000       4.57
----------------------------------------------------------------------

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2009, options for 7,500 shares with exercise prices ranging from $6.10 to $7.00 per share were outstanding, all of which were exercisable. During 2009, no shares were exercised or granted, and options for 5,000 shares expired. During 2008, no options were exercised or granted, and options for 32,500 shares expired. No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2009, options for 8,500 shares with exercise prices ranging from $0.65 to $6.35 per share were outstanding, 5,000 of which were exercisable. During 2009, options for 4,000 shares were granted with exercise prices ranging from $0.65 to $1.10 per share, and options for 6,500 shares expired; no options were exercised. During 2008, options for 3,000 shares were granted with an exercise price of $3.85, and options for 2,000 shares expired; no options were exercised.

Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2009, the options for

10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2009 and 2008, no options were exercised, granted or expired.

The following tables summarize information about stock options outstanding at December 31, 2009:

<CAPTIONS>
-------------------------------------------------------------------
                                      Weighted  Weighted
                                       Average   Average  Aggregate
Range of              Number         Remaining  Exercise  Intrinsic
Exercise Prices  Outstanding  Contractual Life     Price      Value
-------------------------------------------------------------------
$0.65 - $1.99          3,500               5.8     $0.88  $       -
 2.00 -  4.99         12,500               2.5      3.99          -
 5.00 -  5.99            500               3.0      5.95          -
 6.00 -  6.99          4,500               2.2      6.19          -
 7.00 -  7.99          5,000               4.5      7.00          -
                 -----------                              ---------
                      26,000               3.3      4.57  $       -
-------------------------------------------------------------------

<CAPTIONS>
-------------------------------------------------------------------
                                                Weighted
                                                 Average  Aggregate
Range of              Number                    Exercise  Intrinsic
Exercise Prices  Exercisable                       Price      Value
-------------------------------------------------------------------
$0.65 - $1.99              -                       $   -  $       -
 2.00 -  4.99         12,500                        3.99          -
 5.00 -  5.99            500                        5.95          -
 6.00 -  6.99          4,500                        6.19          -
 7.00 -  7.99          5,000                        7.00          -
                 -----------                              ---------
                      22,500                        5.14  $       -
-------------------------------------------------------------------

All outstanding option prices are substantially over the current market price. As of December 31, 2009, there was $1,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, which will be recognized in 2010.

The estimated fair value of options granted during 2009 and 2008 is $0.56 and $1.67 per share, respectively. The fair value of options granted under the Company's stock option plans during 2009 and 2008 was estimated on dates of grant using the Black-Scholes model with the following weighted average assumptions used:

<CAPTIONS>
--------------------------------------------------------
                                           2009     2008
--------------------------------------------------------
Dividend yield                                -        -
Expected volatility                      120.94%   36.20%
Risk free interest rate                    4.56%    4.64%
Expected lives of option grants (years)    4.0      4.0
--------------------------------------------------------


18.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In years when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2009 and 2008, there were outstanding stock options to purchase 22,500 and 30,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


19.  Commitments and Contingencies

Commitments: The Company has employment agreements with certain executive officers, which expire at various dates through March 2010, and a consulting agreement with a private consulting company owned by the family of a certain former board member who is a former officer of the Company and performs the consulting services on behalf of the consulting company, which expires December 2014. At December 31, 2009, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $1.2 million. Contractual salaries/consulting expense was $1.1 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Operating leases: Certain premises are occupied under operating leases that expire at varying dates through 2013. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2009 aggregating $1,363,000 are as follows: $522,000 - 2010, $493,000 - 2011, $271,000 - 2012, $77,000 -
2013, $0 - 2014. Rent expense was $629,000 and $773,000 for the years ended December 31, 2009 and 2008, respectively.


20.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in three reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The Real estate rental segment owns an income producing property. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's continuing operations in its three business segments as of December 31, 2009 and 2008 and for the two years ended December
31, 2009 is as follows:

<CAPTIONS>
-----------------------------------------------------------------------
In thousands                                            2009       2008
-----------------------------------------------------------------------
Revenues:
  Indoor display                                     $ 8,163    $11,496
  Outdoor display                                     20,140     24,911
  Real estate rental                                     245        276
                                                     ------------------
Total revenues                                       $28,548    $36,683
                                                     ------------------
Operating (loss) income:
  Indoor display                                     $(1,807)   $  (505)
  Outdoor display                                      1,384      1,746
  Real estate rental                                     164        157
                                                     ------------------
Total operating (loss) income                           (259)     1,398
Other expenses                                        (2,696)       (75)
Corporate general and administrative expenses         (4,093)    (3,106)
Interest expense - net                                (1,693)    (1,527)
                                                     ------------------
Loss from continuing operations before income taxes   (8,741)    (3,310)
Income tax expense                                       (54)    (1,306)
                                                     ------------------
Net loss from continuing operations                  $(8,795)   $(4,616)
                                                     ------------------
<CAPTIONS>
-----------------------------------------------------------------------
In thousands                                            2009       2008
-----------------------------------------------------------------------
Assets:
  Indoor display                                     $18,204    $25,629
  Outdoor display                                     16,889     21,271
  Real estate rental                                   1,791        921
  Discontinued operations                                 55      1,069
                                                     ------------------
Total identifiable assets                             36,939     48,890
General corporate                                        944      1,957
                                                     ------------------
Total assets                                         $37,883    $50,847
                                                     ------------------
Depreciation and amortization:
  Indoor display                                     $ 4,365    $ 4,726
  Outdoor display                                      1,359      1,474
  Real estate rental                                      49         55
  General corporate                                      210        143
                                                     ------------------
Total depreciation and amortization                  $ 5,983    $ 6,398
                                                     ------------------
Capital expenditures:
  Indoor display                                     $ 1,667    $ 2,923
  Outdoor display                                        968      1,296
  Real estate rental                                       7         48
  General corporate                                        -        221
                                                     ------------------
Total capital expenditures                           $ 2,642    $ 4,488
-----------------------------------------------------------------------


21.  Subsequent Events

On February 16, 2010, the Company hired J.M. Allain as its new President and Chief Executive Officer. He replaced Michael R. Mulcahy who retired due to health and personal reasons on December 31, 2009. Mr. Allain has a background in global systems integration, marketing and sales management for enterprises ranging from start-ups to multinational companies and has established experience in a number of technology-driven industries, including data communication.

On March 1, 2010, the Company refinanced it existing mortgage on its facility located in Des Moines, Iowa. See Note 13 - Long Term Debt.

The Company has not remitted the March 1, 2010 semi-annual interest payment on the Notes to the trustee. See Note 13 - Long Term Debt.

Subsequent to the end of the year, the Company received a waiver from its senior lender for certain financial covenants that were not in compliance and modified the maturity of the Credit Agreement to May 1, 2011. See Note 13 - Long Term Debt.

Subsequent to the end of the year, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. See Note 16 - Pension Plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trans-Lux Corporation

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we were engaged to perform, an audit of the Company's internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. In 2009, the Company had a loss from continuing operations of $8.8 million and has a working capital deficiency of $16.0 million as of December 31, 2009. Further, the Company is in default of the indenture agreements governing its outstanding 9 1/2% Subordinated Debentures (the Debentures) and its 8 1/4% Limited Convertible Senior Subordinated Notes (the Notes) so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ UHY LLP

Hartford, Connecticut
April 15, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A(T).  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2009.

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

             The Company's management assessed its internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management, including the Company's Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company's internal control over financial reporting (as defined in

             Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.


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

      (b) The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

<CAPTIONS>
          Name                   Office                                       Age
          ---------------------- -------------------------------------------- ---
          Jean-Marc Allain (1)   President and Chief Executive Officer        40
          Michael R. Mulcahy (2) Former President and Chief Executive Officer 61
          Angela D. Toppi        Executive Vice President, Treasurer,         54
                                 Secretary and Chief Financial Officer
          Al L. Miller           Executive Vice President                     64
          Karl P. Hirschauer     Senior Vice President                        62
          Thomas F. Mahoney      Senior Vice President                        62

          (1)  Joined the Company on February 16, 2010.
          (2)  Retired on December 31, 2009.

          Mr. Allain became the President and CEO of Trans-Lux Corporation on
          February 16, 2010.  Mr. Allain served as President of Panasonic
          Solutions Company from July 2008 through October 2009; Vice President of
          Duos Technologies from August 2007 through June 2008; General Manager of
          Netversant Solutions from October 2004 through June 2005; and Vice
          President of Adesta, LLC from May 2002 through September 2004.  Mr.
          Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Messrs. Mulcahy, Miller, Hirschauer, Mahoney and Ms.
          Toppi have each been associated in an executive capacity with the Company for more than five years.

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

                      Equity Compensation Plan Information
                      ------------------------------------

<CAPTIONS>
------------------------------------------------------------------------------------------------------
                                                         Securities       Weighted       Securities
                                                        to be issued      average       available for
December 31, 2009                                       upon exercise  exercise price  future issuance
------------------------------------------------------------------------------------------------------
Equity compensation plans approved by stockholders         16,000          $4.91           13,000
Equity compensation plans not approved by stockholders     10,000           4.03                -
                                                           ------                          ------
Total                                                      26,000           4.57           13,000
------------------------------------------------------------------------------------------------------


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


                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following documents are filed as part of this report:
          1    Consolidated Financial Statements of Trans-Lux Corporation:
                    Consolidated Statements of Operations for the Years Ended
                      December 31, 2009 and 2008
                    Consolidated Balance Sheets as of December 31, 2009 and 2008 Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 2009 and 2008
                    Consolidated Statements of Stockholders' Equity for the
                      Years Ended December 31, 2009 and 2008
                    Consolidated Statements of Comprehensive Loss for the Years
                      Ended December 31, 2009 and 2008
                    Notes to Consolidated Financial Statements
                    Report of Independent Registered Public Accounting Firm

          2    Financial Statement Schedules:  None.

          3    Exhibits:
          3(a) Form of Restated Certificate of Incorporation of the
               Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

           (b) By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2001). Amendment dated December 11, 2009, filed herewith.

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

          10.4 Supplemental Executive Retirement Plan with Michael R. Mulcahy dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2009).

       10.5(a) 1989 Non-Employee Director Stock Option Plan, as amended
               (incorporated by reference to Exhibit 10.4(a) of Form 10-K for the year ended December 31, 1999).

           (b) 1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

          10.6 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28, 2004). Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31,
               2006). Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2006). Amendment No.
               5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007). Amendment No. 9 dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008). Amendment No. 13 dated September 4, 2009 and Amendment No. 14 dated April 2, 2010, filed herewith.

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

          10.8 Employment Agreement with Jean-Marc Allain dated February 16, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 18, 2010).

          10.9 Restricted Stock Agreement with Jean-Marc Allain dated February 16, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K dated February 18, 2010).

          10.10 Employment Agreement with Angela D. Toppi dated as of April 1, 2005 (incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2004).

          10.11 Amended and Restated Employment Agreement with Al Miller dated January 1, 2009 (incorporated by reference to Exhibit 10.3 of Form 8-K dated January 6, 2009).

          10.12 Employment Agreement with Karl Hirschauer dated as of April 1, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2008).

          10.13 Employment Agreement with Thomas F. Mahoney dated as of June 1, 2002 (incorporated by reference to Exhibit 10(a) of Form 10-Q for the quarter ended June 30, 2002).

          21 List of Subsidiaries (incorporated by reference to Exhibit 21 of Form 10-K for the year ended December 31, 2008).

          31.1 Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

          31.2 Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

          32.1 Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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



                                        by: /s/ Todd Dupee
                                           -----------------------------
                                           Todd Dupee
                                           Vice President and Controller







Dated:  April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                                    April 15, 2010
------------------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                          April 15, 2010
------------------------------------------------
Victor Liss, Vice Chairman of the Board

        /s/ Glenn J. Angiolillo                                  April 15, 2010
------------------------------------------------
Glenn J. Angiolillo, Director

        /s/ Jean Firstenberg                                     April 15, 2010
------------------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                                     April 15, 2010
------------------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                   April 15, 2010
------------------------------------------------
Michael R. Mulcahy, Director

        /s/ George W. Schiele                                    April 15, 2010
------------------------------------------------
George W. Schiele, Director

        /s/ Angela D. Toppi                                      April 15, 2010
------------------------------------------------
Angela D. Toppi, Executive Vice President,
Chief Financial Officer, Secretary and Director

        /s/ Salvatore J. Zizza                                   April 15, 2010
------------------------------------------------
Salvatore J. Zizza, Director