Form 10-K/A
period 2009-12-31
TRANS LUX CORP
filed 2010-04-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-K/A

                                Amendment No. 1

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                        2009 Form 10-K/A Amendment No. 1
                              Cover Page Continued

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

As of the close of business on April 28, 2010, there were outstanding 2,442,923 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

--------------------------------------------------------------------------------
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on April 15, 2010 (the "Original Filing"). We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 - 14 to reflect the inclusion of the information required by Form 10-K. The Original Filing contemplated the incorporation by reference of such information from the Corporation's definitive proxy statement relating to the Corporation's 2010 Annual Meeting of Shareholders. The Corporation's definitive proxy statement will not be filed within the requisite 120 days after the Corporation's 2009 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 - 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted in this Amendment.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.
--------------------------------------------------------------------------------

                             TRANS-LUX CORPORATION
                         2009 Form 10-K/A Annual Report
                                Amendment No. 1

                               Table of Contents


                                                                          Page
                                                                          ----
                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance             1
ITEM 11.  Executive Compensation                                             5
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   13
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                      14
ITEM 14.  Principal Accounting Firm Fees and Services                       14

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                        15

Signatures                                                                  16

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

<CAPTIONS>
Name                    Age
---------------------------
Glenn Angiolillo         56
Jean Firstenberg +       74
Gene Jankowski +         75
Victor Liss              73
Howard S. Modlin         79
Michael R. Mulcahy       62
George W. Schiele        78
Angela D. Toppi          54
Salvatore J. Zizza +     64
----------------------------

(+) Member of the Audit Committee

Directors:

Glenn J. Angiolillo has served as a director since 2009 when he was elected an independent director. Mr. Angiolillo is currently President of GJA Corp., a consulting and advisory firm specializing in wealth management, since 1998; a Director of LICT Corp., formerly known as Lynch Interactive Corp.; Director of NYMagic, Inc.; and a Director of Gaylord Entertainment Co. Previously, Mr. Angiolillo was a partner and member of the Management Committee in the law firm of Cummings & Lockwood where he concentrated in the areas of corporate law, mergers and acquisitions and banking and finance. Mr. Angiolillo was elected a director in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. It is anticipated that with Mr. Angiolillo's experience and service to other boards of directors will allow him to make valuable contributions to the Board.

Jean Firstenberg has served as a director since 1989 when she was elected an independent director. Ms. Firstenberg is President Emerita and a member of the Board of Trustees of the American Film Institute. She was President and Chief Executive Officer of the American Film Institute from 1980 to 2007. She is Chair of the Citizen's Stamp Advisory Committee; a member of the Board of Trustees of Women's Sports Foundation; and was formerly a Trustee of Boston University. As President and Chief Executive Officer of the American Film Institute for 27 years, Ms. Firstenberg brings valuable insight into the operational requirements and strategic planning process of a company. In addition, Ms. Firstenberg's more than 20 years of experience as a Director of Trans-Lux and her prior role as Chairperson of the Audit Committee gives her a deep understanding of the Corporation and its operations.

Gene Jankowski has served as a director since 1994 when he was elected an independent director. In May 2003 he was elected by the Board to serve as Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Jankowski is Chairman of Jankowski Communications System, Inc.; Advisor Managing Director of Veronis Suhler & Associates Inc.; and Chairman Emeritus of the American Film Institute. He was formerly a Director of TV Azteca; formerly Co-Chairman of St. Vincent's College; formerly a Trustee of St. Vincent's Medical Center; and formerly President and Chairman of the CBS Broadcast Group. Mr. Jankowski has brought critical experience and insight to our board during the more than 16 years of service as a Director and the last seven years as Chairman. Mr. Jankowski's profound understanding of the Corporation made him particularly qualified to serve as Chairman of the Board.

Victor Liss has served as a director since 1988 and has been an independent director since January 2007. In 1991 he was elected by the Board to serve as Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Liss is a Director of Wellpoint, Inc.; a Trustee of Norwalk Hospital; a Director of BNC Financial Group;

and Chairman of the Board of the Bank of Fairfield. He was formerly Chairman of the Board of Trustees of Norwalk Hospital; formerly Co-Chairman of the Advisory Board to University College of Sacred Heart University; and formerly Consultant, President and Chief Executive Officer of Trans-Lux Corporation. His service on the boards of directors of numerous companies and organizations, and his more than 22 years service on the Board make him a valuable Director.

Howard S. Modlin has served as a director since 1975 and is an attorney and President of the firm Weisman Celler Spett & Modlin, P.C.; and Chairman and Chief Executive Officer of General DataComm Industries, Inc. Previously, Mr. Modlin was a Director of Fedders Corporation. Mr. Modlin's extensive legal background, President of his law firm, and Chairman and Chief Executive Officer of General DataComm Industries brings valuable insight into the operational requirements and strategic planning process of a company. In addition, Mr. Modlin's extensive experience and his more than 35 years of service on the Board make him a valuable Director.

Michael R. Mulcahy has served as a director since 2002 and was the President and Chief Executive Officer of Trans-Lux Corporation until his retirement on December 31, 2009. He was formerly Co-Chief Executive Officer of Trans-Lux Corporation. Mr. Mulcahy spent over 42 years employed at Trans-Lux and was involved with numerous organization changes, including those initiated while he was President and Chief Executive Officer, which gives him a deep knowledge and insight of the Corporation. His service as both a Director and in management makes him well qualified to serve as a Director.

George W. Schiele has served as a director since 2009 when he was elected an independent director. Mr. Schiele is currently President of George W.
Schiele, Inc., a holding company; President and Trustee of LAL Family Partners LP; President and Trustee of 4003 Corporation; a Director of Connecticut Innovations, Inc. and Chairman of its Investment Committee; and a Director and Executive Board member of The Yankee Institute. Mr. Schiele was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. It is anticipated that with Mr. Schiele's experience and service to other boards of directors will allow him to make valuable contributions to the Board.

Angela D. Toppi has served as a director since 2009 and has been Executive Vice President, Treasurer, Secretary and Chief Financial Officer of Trans-Lux Corporation for the past eight years. Ms. Toppi's extensive leadership experience at Trans-Lux for over 23 years of service and involvment with numerous restructuring and organizational transactions gives her a deep understanding of the Corporation. Ms. Toppi is a Certified Public Accountant. As Chief Financial Officer, Ms. Toppi provides valuable insight to the Board.

Salvatore J. Zizza has served as a director since 2009 when he was elected an independent director. Mr. Zizza is currently the Chairman of Zizza & Co.
Ltd.; Chairman of Metropolitan Paper Recycling; Chairman of Bethlehem Advanced Materials; a Director of Hollis-Eden Pharmaceuticals; and a Director of several of the Gabelli open and closed-end funds, including The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund, The Gabelli Utility Trust Fund, The Gabelli Global Multimedia Trust, The Gabelli Equity Series Fund, The Gabelli Dividend and Income Trust, The Gabelli Gold Fund, The Gabelli International Growth Fund, The Gabelli Global Gold & Natural Resources Fund, and the GAMCO Westwood Funds. Previously, Mr. Zizza was a Director of Earl Scheib, Inc. Mr. Zizza was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. It is anticipated that with Mr. Zizza's extensive experience and service to numerous other boards of directors will allow Mr. Zizza to provide valuable contributions to the Board, and in addition, also serve as Chairman of the Audit Committee.

Meetings of the Board of Directors and Certain Committees:

During 2009, the Board of Directors held 16 meetings. All directors attended 75% or more of such meetings and of committees of which they were members. The Corporation does not have a formal policy regarding directors' attendance at annual stockholders meetings. Nevertheless, the Corporation strongly encourages and prefers that directors attend regular and special Board meetings as well as the annual meeting of stockholders in person, although attendance by teleconference is considered adequate. The Corporation recognizes that attendance of the Board members at all meetings may not be possible, and excuses absences for good cause.

Non-employee directors receive an annual fee of $2,800 and $800 for each meeting of the Board attended ($400 for telephonic meetings), while employee directors receive an annual fee of $1,360 and $320 for each meeting of the Board attended ($160 for telephonic meetings). Mr. Jankowski receives an annual fee of $6,400 as Chairman of the Board and Mr. Liss receives an annual fee of $800 as Vice Chairman of the Board. Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Corporation, the overall policy for determining compensation paid to officers and employees of the Corporation and the general financial condition of the Corporation.

Corporate Governance Policies and Procedures

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

The NYSE Amex Company Guide require that a listed company's Board of Directors must consist of a majority of independent directors as defined in Section 803A of such NYSE Amex Company Guide, unless the company is considered a Smaller Reporting Company as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules. In accordance with the NYSE Amex Company Guide, Section 801(h), the Corporation is presently considered a Smaller Reporting Company, and therefore, is only required to maintain a board of directors of at least 50% independent directors. Prior to December 11, 2009, the Corporation was exempt from NYSE Amex Company Guide, Section 802 since the Corporation was considered a controlled company, as over 50% of the voting power was held by an individual or group. The Corporation is no longer considered a controlled company.

Corporate Leadership Structure

Two separate individuals serve as the Corporation's Chairman of the Board and Chief Executive Officer. The Chairman is not an executive officer. He provides leadership to the Board in the fulfillment of its responsibilities in presiding over Board meetings. He also presides over meetings of the stockholders. The Chief Executive Officer, who is newly elected and not currently a director, is responsible for directing the operational activities of the Corporation.

Risk Management

Our Board and Audit Committee are actively involved in risk management. Both the Board and Audit Committee regularly review the financial position of the Corporation and operations of the Corporation and other relevant information, especially cash management and risks associated with the Corporation's financial position and operations.

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation's Corporate Secretary at the Corporation's headquarters in Norwalk, Connecticut. The Corporate Secretary will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee and a Nominating Committee. During 2009, the Board of Directors eliminated the Executive Committee. The Executive Committee did not meet in 2009.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Angiolillo, Jankowski, Modlin and Schiele and Ms. Firstenberg. The
Compensation Committee reviews compensation and other benefits. The Compensation Committee held two meetings in 2009. None of the members of the Compensation Committee during 2009 and continuing through 2010 is or has been an officer or employee of the Corporation. The Compensation Committee does not have a charter. There are no compensation committee interlock relationships with respect to the Corporation. Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr.
Modlin, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Ms. Firstenberg and Messrs. Jankowski and Zizza. Mr. Modlin served in an ex officio capacity until February 10, 2010, and resigned in order to comply with NYSE Amex Company Guide requirements. Each of the directors is considered "independent" as defined by the NYSE Amex Company Guide. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that director Gene Jankowski meets the definition of "audit committee financial expert" set forth in Item 407 of Regulation S-K, as promulgated by the Securities and Exchange Commission ("SEC"). The Audit Committee held 6 meetings in 2009. The responsibilities of the Audit Committee include the appointment of the auditors, review of the audit function and material aspects thereof with the Corporation's independent auditors, and compliance with Corporation policies and applicable laws and regulations. Members of said Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairperson, Mr. Zizza, receives an annual fee of $2,400 and $100 for each quarterly telephonic meeting with the independent auditors.

Nominating Committee

The Corporation's Nominating Committee was established at the December 11, 2009 meeting of the Board of Directors in accordance with the NYSE Amex Company
Guide requirements. Previously the Corporation was considered a controlled company, and therefore, was not required to have a nominating committee. A written charter for the Nominating Committee has been adopted; a copy of the Charter will be filed with the Proxy Statement. The Committee recommends for consideration by the Board of Directors, Nominees for election of directors at the Corporation's Annual Meeting. Except as qualified below in connection with settlement of a lawsuit, director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation's business and willingness to devote time and effort to Board responsibilities. The Committee does not have a separate policy regarding diversity of the Board. Three of the directors, Glenn J. Angiolillo, George W. Schiele and Salvatore J. Zizza (the "Gamco Nominees") were elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. If any of them or their replacements is unwilling or unable to serve as a director prior to the 2012 Annual Meeting of Stockholders, the Corporation, consistent with duties and obligations under Delaware law, shall use its best efforts to replace said director with a nominee suggested by the Gabelli parties, the Settlement Group, consisting of Gabelli Funds, LLC, Gamco Asset Management, Inc., Gabelli Cap Growth Fund, Gabelli Global Multimedia Trust, Inc., Gabelli Dividend and Income Trust and Gabelli Convertible Fund.

The members of the Nominating Committee of the Board of Directors are Messrs. Angiolillo, Jankowski and Zizza and Ms. Firstenberg, each of whom is independent in accordance with the NYSE Amex Company Guide requirements. The Nominating Committee is responsible for identifying, researching and nominating directors for election by our stockholders and selecting nominees to fill vacancies on our Board of Directors or a committee of the Board. The Nominating Committee was established on December 11, 2009 and did not meet in 2009. In March 2010, the Nominating Committee met twice to discuss, among other things, nominating the directors for election by our stockholders at our annual meeting.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee. The Board of Directors acts as the corporate governance committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation's executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC and the NYSE Amex. Copies of those reports must also be furnished to the Corporation. Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2009, the Corporation's executive officers and directors have complied with the
Section 16(a) filing requirements, with the exception of a Form 3 filed late by Mr. Schiele due to a delay in obtaining a Securities and Exchange Commission CIK code in order to electronically file the report although timely requested.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis: All matters concerning executive compensation for the Chief Executive Officer and other executive officers are considered by the Corporation's Compensation Committee. The following paragraphs discuss the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Our compensation of executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations, without incurring risk-taking incentives that are reasonable likely to have a material adverse effect on the Corporation. Our executives' compensation has three primary components - base salary, a yearly cash incentive bonus and stock option/restricted stock awards.

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

Stock Options/Restricted Stock. We use stock options or restricted stock awards when employment agreements are entered into and/or to reward long-term performance; these options are intended to produce value for each executive if the Corporation's performance is outstanding and if the executive has an extended tenure and are also based on availability of options.

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

In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans and life insurance. We also provide our executives with severance and certain additional benefits in the event of a change of control of the Corporation, as described in more detail below. However, for the first time the Corporation, as an inducement to Mr. Allain to enter into an employment contract, granted him 50,000 restricted shares of Common Stock which vest 50% after one year and the remaining 50% after two years, provided Mr. Allain is employed by Trans-Lux Corporation on the dates the shares vest.

We account for the equity compensation expense for our employees under FASB Accounting Standards Codification Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. No stock options were awarded during 2009 to any employees, and therefore, the Corporation did not record any related compensation expense. There are no stock option plans currently in effect providing for the grant of new options to employees.

Cash Incentive Bonuses. Yearly cash incentive bonuses for our executives are established as part of their respective individual employment agreements. Each of these employment agreements provides that the executive will receive a cash incentive bonus determined in the discretion of our Board of Directors, based upon the financial performance of the Corporation. These criteria are established by the Compensation Committee and approved by the full Board of Directors at the time the individual employment agreement is entered into and includes specific objectives relating to the achievement of operational and/or financial results. Based on the results of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2009.

Severance and Change in Control Benefits. Each of our executives has a provision in his/her employment agreement providing for certain severance benefits in the event of termination without cause. The severance provisions are described below in the section entitled "Employment Agreements."

In addition to the severance benefits, Ms. Toppi's employment agreement provides for a "Change in Control of Employer" provision, entitling her to terminate the agreement on 75 days prior written notice and receive a lump sum payment, grossed up for taxes if subject to Section 4999 of the Internal Revenue Code of 1986 if such payment is deemed to be an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, and the option of extending her agreement for three (3) years at her then current salary subject to the cost-of-living adjustment if such Change in Control is approved.

Supplemental Executive Retirement Agreement. Former President and Chief Executive Officer Michael Mulcahy retired on December 31, 2009. In accordance with his agreement, Mr. Mulcahy is due a Supplemental Executive Retirement Payment ("SERP"). The benefit payment is due on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, pension plan and our 401(k) plan, in each case on the same basis as our other employees. Except for the SERP established approximately eight years ago for Mr. Mulcahy, there were no special benefits or perquisites provided to any executive officer in 2009.

Compensation Consultants. The Company has not engaged the services of any outside compensation consultant for 2009.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

This report is submitted by the Compensation Committee.  Its members are:

                                        Howard S. Modlin, Chairman
                                        Glenn J. Angiolillo
                                        Jean Firstenberg
                                        Gene Jankowski
                                        George W. Schiele

The following table provides certain summary information for the last fiscal year of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation's Chief
Executive Officer, Chief Financial Officer, one other Named Executive Officer of the Corporation for 2009 and the management consultant.

<CAPTIONS>
Summary Compensation Table
Annual Compensation
--------------------------------------------------------------------------------------------------------------------
                                                                                 Nonqualified
                                                                   Non-Equity      Deferred
                                                 Stock   Option  Incentive Plan  Compensation   All Other
Name and                         Salary   Bonus  Awards  Awards   Compensation     Earnings    Compensation   Total
Principal Position         Year    ($)     ($)    ($)     ($)         ($)            ($)         ($) (1)       ($)
--------------------------------------------------------------------------------------------------------------------
Michael R. Mulcahy (2) ... 2009  259,700    -      -       -           -              -          536,659     796,359
President and Chief        2008  303,590    -      -       -           -              -           25,640     329,230
Executive Officer

Angela D. Toppi .......... 2009  174,839    -      -       -           -              -            3,132     177,971
Executive Vice President,  2008  193,658    -      -       -           -              -            3,065     196,723
Treasurer, Secretary and
Chief Financial Officer

Al L. Miller ............. 2009  140,997  25,713   -       -           -              -            1,224     167,934
Executive Vice President   2008  160,787  26,867   -       -           -              -            1,393     189,047
of Manufacturing

Richard Brandt (3) ....... 2009  150,000    -      -       -           -              -           24,217     174,217
Management Consultant      2008  300,000    -      -       -           -              -           51,903     351,903
--------------------------------------------------------------------------------------------------------------------

(1) See "All Other Compensation" below for further details.
(2) Mr. Mulcahy retired effective December 31, 2009.  In accordance with his agreement, Mr. Mulcahy is due a
    Supplemental Executive Retirement Payment ("SERP").  The SERP benefit payment is due on July 1, 2010 in the amount of $353,000 plus tax effective of approximately $170,000 and is included in "All Other Compensation."
(3) For Mr. Brandt, reflects fees paid under a consulting agreement described below in the section entitled
    "Employment Agreements."

All Other Compensation

During 2009, "All Other Compensation" consisted of director and/or trustee fees, insurance premiums, supplemental executive retirement payment and other items.
The following is a table of amounts per named individual:

<CAPTIONS>
                                                  Supplemental
                      Director and/or  Insurance   Executive                   Total
                       Trustee Fees     Premiums   Retirement     Other      All Other
Name                       ($)            ($)     Benefit ($)    ($) (1)  Compensation ($)
------------------------------------------------------------------------------------------
Michael R. Mulcahy ..     6,400          6,715      522,976         568      536,659
Angela D. Toppi .....       720          2,412            -           -        3,132
Al L. Miller ........         -            847            -         377        1,224
Richard Brandt ......     5,680          9,438            -       9,099       24,217
------------------------------------------------------------------------------------------

(1) Other consists of personal use of company vehicle and for Mr. Brandt includes a tax equalization payment.

During 2009, the named executives agreed to a voluntary reduction in their salary for ten months; and during 2008, the named executives agreed to defer their increases for nine months.

Retirement Plan

The Corporation made a cash contribution of $253,000 during 2009, which is less than the minimum required contribution, to the Corporation's retirement plan for all eligible employees and the individuals listed in the Summary Compensation Table, except for Mr. Brandt who previously received his benefits and no longer participates. The Corporation has filed a request for a waiver of the minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Corporation's retirement plan covers all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Corporation is a party. Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement. For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000. Currently, $245,000 is the legislated annual cap on determining the final average salary and $195,000 is the maximum legislated annual benefit payable from a qualified pension plan.

As of January 1, 2010, Mr. Miller and Ms. Toppi had 36 and 17 years of credited service, respectively. As of December 31, 2003, the benefit service under the pension plan had been frozen, and, accordingly, no further years of credited service have been allowed, and as of April 30, 2009, the benefit under the pension plan has been frozen, and, accordingly, there is no further increase in benefit being accrued. The normal annual retirement benefit for Mr. Miller and Ms. Toppi is approximately $50,000 and $36,000, respectively.

Supplemental Executive Retirement Agreement

President and Chief Executive Officer Michael Mulcahy retired on December 31, 2009. In accordance with his agreement, Mr. Mulcahy is due a Supplemental Executive Retirement Payment ("SERP"). The SERP benefit payment is due on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000.

Employment Agreements

The Corporation executed an employment agreement with Jean-Marc (J.M.) Allain on February 16, 2010 for a term expiring on February 16, 2012. Mr. Allain was appointed as President and Chief Executive Officer of the Corporation at that time. The agreement provides for compensation at the annual rate of $250,000 through February 16, 2012. Mr. Allain is entitled to receive a one-time bonus of $50,000 in the event that the cash flow of the Corporation, before financing activities and sale of real estate, exceeds $2.5 million for 2010 or 2011, during the term of the employment agreement. Payment of such bonus shall be made only once, if earned, within 120 days after the end of the period earned. In addition, Mr. Allain is entitled to receive up to 50,000 shares of restricted Common Stock of the Corporation upon achieving specified levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding (i) sales of real estate and (ii) the amount by which (x) any item or items of unusual or extraordinary gain in the aggregate exceeds 20% of the Corporation's net book value as at the end of the immediate preceding fiscal year or (y) any items of unusual or extraordinary loss in the aggregate exceeds 20% of the Corporation's net book value as at the end of the immediate preceding calendar year, in each case in (x) and (y) above as determined by accounting principles generally accepted in the United States of America, and items of gain and loss shall not be netted against each other for purpose of the above 20% calculation. Mr. Allain will receive 10,000 shares of restricted stock if EBITDA equals $4.6 million for 2010 or 2011, and for each $200,000 increase in EBITDA over $4.6 million, Mr. Allain will receive an additional 10,000 shares of restricted stock, not to exceed 50,000 shares of restricted stock in the aggregate. Delivery of such restricted shares shall be made within 120 days after the end of the period earned. Also, Mr. Allain executed, concurrently with his employment agreement, a restricted stock agreement, awarding him 50,000 shares of restricted stock. The restricted stock vests at the rate of 50% on February 16, 2011 and the remaining 50% on February 16, 2012, provided Mr. Allain is employed by the Corporation on the respective vesting dates. His employment agreement provides that if consistent with duties and obligations under Delaware law, the Corporation will recommend his nomination to the Board as and when a seat becomes available. If Mr. Allain's employment is terminated for any reason, he is entitled to four months salary as severance pay, and he has agreed to immediately resign as a director.

The Corporation had an employment agreement with Mr. Michael R. Mulcahy for a term expiring March 31, 2010. Mr. Mulcahy retired on December 31, 2009 and will receive a Supplemental Executive Retirement Payment of $353,000 due on July 1, 2010. Mr. Mulcahy's employment agreement provided for compensation at the annual rate of $307,151 through March 31, 2010, subject to annual cost-of-living adjustments. Mr. Mulcahy was entitled to receive as a profit participation 2 1/2% of the Corporation's pre-tax consolidated earnings if earnings were $500,000 up to $1,000,000, 3 1/4% of the Corporation's pre-tax consolidated earnings if earnings were over $1,000,000 up to $2,000,000 and 4% of the Corporation's pre-tax consolidated earnings if earnings were over $2,000,000, with a maximum of $150,000 for any fiscal year. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement further provided that if Mr. Mulcahy was disabled, the Corporation would pay to him 50% of the salary he was entitled to receive for the duration of the disability during the term, but in no event less than twenty-four (24) months. In the event Mr. Mulcahy died during the term of said agreement, the Corporation would have paid to his widow death benefits in an amount equal to 50% of his then annual salary for the immediate preceding fiscal year for twenty-four (24) months. The Corporation had purchased two life insurance policies in the amount of $500,000 and $75,000 in favor of Mr. Mulcahy's beneficiary. The agreement also provided for supplemental retirement benefits in excess of the limitations on the maximum annual benefits imposed by Section 415 of the Internal Revenue Code of 1986 and if the Pension Plan were discontinued following a Change in Control. The agreement further provided for severance pay equal to 100% of his base salary in effect at time of termination of employment for a period of three (3) years or until his 65th birthday, whichever first occurred, unless he rejected a proposed renewal contract for a term of at least three years and upon the same terms and conditions in effect at such time but Mr. Mulcahy elected to retire. The agreement also contained a "Change in Control of Employer" provision, entitling Mr. Mulcahy to terminate the agreement on 75 days prior written notice and receive a lump sum payment of $1,200,000, grossed up for taxes if subject to Section 4999 of the Internal Revenue Code of 1986 if such payment is deemed to be an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986. Mr. Mulcahy also had the option of extending his agreement for three (3) years through March 31, 2013 at his then current salary subject to the cost-of-living adjustment in the event such Change in Control was approved.

The Corporation has an employment agreement with Ms. Angela D. Toppi that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $200,000. The agreement provides that if Ms. Toppi is disabled, the Corporation will pay to her 50% of the salary she is entitled to receive for the duration of the disability during the term, but in no event less than eighteen (18) months. In the event Ms. Toppi dies during the term of said agreement, the Corporation shall pay to her beneficiary death benefits in an amount equal to 50% of her then annual salary for the immediate preceding fiscal year for the duration of the term, but in no event less than eighteen (18) months. The Corporation will reimburse Ms. Toppi up to $2,500 per annum for the cost of long-term disability insurance and life insurance. The agreement further provides for severance pay equal to 100% of her base salary in effect at time of termination of employment for a period of one (1) year if the Corporation continues a non-compete clause. The agreement also contains a "Change in Control of Employer" provision, entitling Ms. Toppi to terminate the agreement on 75 days prior written notice and receive a lump sum payment of
2.9 times her salary level then in effect, grossed up for taxes if subject to
Section 4999 of the Internal Revenue Code of 1986 if such payment is deemed to be an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986. Ms. Toppi also has the option of extending her agreement for three
(3) years through March 31, 2012 at her then current salary subject to the cost-of-living adjustment if such Change in Control is approved as provided above. The agreement also provides for supplemental retirement benefits in the absence of the Pension Plan in the event of a Change in Control.

The Corporation has an employment agreement with Mr. Al L. Miller that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $161,500. Mr. Miller is entitled to receive a performance bonus and sales override target amount of earnings of $45,000 per annum. Mr. Miller is also entitled to receive as a profit participation 1/2 of 1% of the Corporation's pre-tax consolidated earnings if earnings exceed $500,000, with a maximum of $40,000 for any fiscal year. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement provides that if Mr. Miller is disabled, the Corporation will pay to him 40% of the salary he is entitled to receive for the duration of the disability during the term, but in no event less than ninety (90) days. In the event Mr. Miller dies during the term of said agreement, the Corporation shall pay to his beneficiary death benefits in an amount equal to 40% of his then annual salary for the immediate preceding fiscal year for the duration of the term.

The Corporation has a consulting agreement with Moving Images, LLC, a private company owned by family members of Mr. Richard Brandt, former Chairman Emeritus of the Board. The consulting agreement, which replaced a similar agreement with Mr. Brandt, who performs the consulting services on behalf of such company, expires on December 31, 2014. The agreement provides for annual payments of $300,000 through December 31, 2011 and $195,000 through December 31, 2014. The agreement contains graduated bonus provisions based on the Corporation's defined pre-tax consolidated earnings, not to exceed $142,976, subject to cost-of-living adjustments and provides for profit participation of 1 1/2% of the Corporation's defined pre-tax consolidated earnings. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement further provides that if Mr. Brandt is disabled or dies during the term of said agreement, the Corporation shall pay to Moving Images, LLC, at his then annual consulting fee in effect, for the remaining term of the agreement. The agreement further provides for severance pay for the term of said agreement equal to his then annual consulting fee in effect at time of termination of employment in a lump sum payment. If there is a "change in control" as defined therein, or if the Corporation fails to elect Mr. Brandt to his present positions, Moving Images, LLC has the right to receive the payments for the balance of the term of its agreement, including certain lump sum payments thereof. Moving Images, LLC agreed to reduce their 2008 fees by $90,406 plus the cost-of-living adjustment, and 2009 fees by $150,000. On March 26, 2010, the Board of Directors authorized that future payments, if any, to Moving Images, LLC would only be made for specific services rendered as authorized by the Corporation's Chief Executive Officer.

The foregoing is a summary of the agreements and reference is made to the agreements, each of which has been filed with the SEC, for the full terms thereof.

During 2009, the named executives agreed to a voluntary reduction in their salary for ten months; and during 2008, the named executives agreed to defer their increases for nine months. The named executives and other executives plus Moving Images, LLC agreed to defer their increases for nine months during 2007, for six months during 2006 and for three months during 2005, 2004 and 2003.

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

Compensation of Directors

The following table represents director compensation for 2009.

<CAPTIONS>
----------------------------------------------------------------------------------------------------
                                                                  Nonqualified
                                                   Non-Equity       Deferred
                          Fees   Stock   Option   Incentive Plan  Compensation   All Other
                         Earned  Awards  Awards   Compensation      Earnings    Compensation   Total
Name                       ($)    ($)    ($) (1)      ($)             ($)         ($) (2)       ($)
----------------------------------------------------------------------------------------------------
Glenn J. Angiolillo ....  1,120     -      286           -               -              -      1,406
Matthew Brandt (3) .....  2,600     -        -           -               -              -      2,600
Richard Brandt (4) .....  5,680     -        -           -               -          9,237     14,917
Thomas Brandt (3) ......  2,600     -        -           -               -              -      2,600
Howard M. Brenner (4) .. 13,520     -      471           -               -              -     13,991
Jean Firstenberg ....... 18,940     -      233           -               -              -     19,173
Gene Jankowski ......... 21,620     -        -           -               -              -     21,620
Victor Liss ............ 15,200     -        -           -               -            770     15,970
Howard S. Modlin ....... 17,940     -      700           -               -              -     18,640
Michael R. Mulcahy .....  6,400     -        -           -               -              -      6,400
George W. Schiele ......    800     -      286           -               -              -      1,086
Angela D. Toppi ........    720     -        -           -               -              -        720
Salvatore J. Zizza .....    800     -      286           -               -              -      1,086
----------------------------------------------------------------------------------------------------

(1) The options were granted pursuant to the 1989 Non-Employee Director Stock Option Plan described above.  Fair value has been computed in accordance with FASB ASC Topic 718.
(2) Messrs. M. Brandt and T. Brandt are sons of Mr. R. Brandt and resigned as directors on June
    23, 2009 in accordance with the Settlement Agreement.
(3) Messrs. R. Brandt and Brenner's term as a board member expired on December 11, 2009.
(4) All other compensation consists of medical insurance premiums paid.

Stock Option Plans and Stock Options

The Corporation had an incentive stock option plan, which provided for the grant of incentive stock options at fair market value on date of grant. The plan has expired and no further options may be granted. Options outstanding are exercisable during the period one to 10 years after date of grant and while the holder is in the employ of the Corporation and survive the termination of the plan. The Corporation has a Non-Employee Director Stock Option Plan, which provides for the grant of incentive stock options at fair market value on date of grant, pursuant to which the option set forth below was granted. Options outstanding are exercisable during the period one to six years after date of grant and while a director. There were no stock options granted in fiscal 2009 to the named executive officers or the management consultant and no stock options were exercised in fiscal 2009.

The following table sets forth information as to the named executive officers and the management consultant with respect to unexercised options and equity incentive plan awards as of the end of the fiscal year.

<CAPTIONS>
-------------------------------------------------------------------------------------------------------------------
                                  Outstanding Equity Awards at Fiscal Year-End
-------------------------------------------------------------------------------------------------------------------
                                                                                                          Equity
                                                                                                         Incentive
                                                                                             Equity        Plan
                                                                                            Incentive     Awards:
                                   Equity                                                     Plan       Market or
                                  Incentive                                                  Awards:      Payout
                                    Plan                                         Market     Number of    Value of
                                   Awards:                                      Value of    Unearned     Unearned
                                 Number of                          Number of   Shares of    Shares,      Shares,
                     Number of   Securities                         Shares or   Units of    Units or     Units or
                    Securities   Underlying                          Units of     Stock       Other        other
                    Underlying   Unexercised   Option               Stock that  that have  Rights that  Rights that
                    Unexercised   Unearned    Exercise    Option     have not      not      have not     have not
                      Options      Options     Price    Expiration   Vested      Vested      Vested       Vested
Name                     #            #          $         Date         #           $           #            $
-------------------------------------------------------------------------------------------------------------------
Michael R. Mulcahy         -            -          -                      -           -           -            -
Angela D. Toppi        5,000            -      $7.00     03/24/14         -           -           -            -
Al L. Miller               -            -          -                      -           -           -            -
Richard Brandt 1      10,000            -       4.03     09/25/11         -           -           -            -
-------------------------------------------------------------------------------------------------------------------

(1) Mr. Brandt's stock options were granted under a Non-Statutory Stock Option Agreement, which provided for the grant of incentive stock options at fair market value of the Common Stock on date of grant.  Options outstanding are exercisable during the period one to 10 years after date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 28, 2010 (or such other date specified) with respect to the beneficial ownership of the Corporation's
Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Corporation's Common Stock and who is deemed to be such beneficial owner of the Corporation's Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation;
(iii) each named executive in the Summary Compensation Table; and (iv) all persons as a group who are executive officers and directors of the Corporation, and as to the percentage of outstanding shares held by them on that date.

<CAPTIONS>
--------------------------------------------------------------------------------
                                             Number of Shares
                                               Beneficially       Percent
Name, Status and Mailing Address                  Owned           of Class
--------------------------------------------------------------------------------
5% Stockholders:
----------------
Richard Brandt ............................      181,063 (1)       7.38%
Chairman Emeritus of the Board of Directors
and consultant to Trans-Lux Corporation
2209 Miguel Chavez Road Bldg A
Santa Fe, NM  87505

Gabelli Funds, LLC ........................      535,000 (2)      21.90%
One Corporate Center
Rye, NY  10580-1434

Non-Employee Directors:
-----------------------
Glenn J. Angiolillo .......................          100              *
Jean Firstenberg ..........................        1,420 (3)          *
Gene Jankowski ............................        4,000 (4)          *
Victor Liss ...............................       23,552 (4)          *
Howard S. Modlin ..........................       13,873 (5)          *
George W. Schiele .........................            -              *
Salvatore J. Zizza (6) ....................            -              *

Named Executive Officers:
-------------------------
J.M. Allain ...............................       50,000 (7)       2.05%
Al L. Miller ..............................          611              *
Michael R. Mulcahy ........................        3,303              *
Angela D. Toppi ...........................        6,000 (8)          *
All directors and executive officers ......      104,588 (9)       4.26%
as a group (13 persons)
--------------------------------------------------------------------------------

*  Represents less than 1% of total number of outstanding shares.

(1) The amount includes 10,000 shares of Common Stock acquirable upon exercise of stock options. The amount excludes 54,690 shares owned by M. Brandt and 55,564 shares owned by T. Brandt, sons of Mr. R. Brandt and former officers and directors of the Company.

(2) Based on Schedule 13D, Amendment No. 80 dated April 20, 2010 by Mario J. Gabelli, GGCP, Inc., Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc. and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers. All securities are held as agent for the account of various investment company fund accounts managed by such reporting person. Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.

(3) The amount includes 1,000 shares of Common Stock acquirable upon exercise of stock options.

(4) The amount includes 1,500 shares of Common Stock acquirable upon exercise of stock options.

(5) The amount includes 7,719 shares of Common Stock owned by Mr. Modlin's immediate family or held in trust for Mr. Modlin's immediate family and 2,500 shares of Common Stock acquirable upon exercise of stock options.

(6) Mr. Zizza disclaims any interest in the share set forth in footnote 2 above.

(7) The amount represents 50,000 shares of restricted stock granted on February 16, 2010 and vests 50% on the one-year anniversary date of grant and 50% vests on the two-year anniversary date of grant, provided Mr. Allain is employed by the Corporation on those dates.

(8) The amount includes 5,000 shares of Common Stock acquirable upon exercise of stock options.

(9) The amount includes 12,500 shares of Common Stock set forth in footnotes above which members of the group have the right to acquire by exercise of stock options (including director stock options).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Certain Transactions

During the year 2009, $150,000 in consulting fees for consulting services rendered by Mr. Brandt was paid by the Corporation to Moving Images, LLC, which is owned by members of his family, which includes Mr. Matthew Brandt and Mr. Thomas Brandt, former directors and executive officers of the Corporation, as more fully described below in the section entitled "Employment Agreements." During the year 2009, $132,000 in fees for legal services rendered was paid by the Corporation to the law firm of which Mr. Modlin, a director of the Corporation, is the president.

Independence of Non-Employee Directors

A director is considered independent under NYSE Amex Company Guide if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation. Mr. Mulcahy is a former employee of the Corporation and Ms. Toppi is an employee of the Corporation and, therefore, have been determined by the Board to fall outside the definition of "independent director." Messrs. Angiolillo, Jankowski, Liss, Modlin, Schiele and Zizza and Ms. Firstenberg are non-employee directors of the Corporation. Mr. Modlin is not considered independent due to the legal services rendered by the law firm of which Mr. Modlin is the president. The Board of Directors has determined that Messrs. Angiolillo, Jankowski, Liss, Schiele and Zizza and Ms. Firstenberg are "independent directors" within the meaning of the rules of the NYSE Amex Company Guide, since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders. The Board of Directors has determined that Messrs. Jankowski and Zizza and Ms. Firstenberg are independent under the SEC's audit committee independence standards.


ITEM 14.  PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

UHY LLP ("UHY") had served as our independent registered public accounting firm since July 8, 2008, when the Audit Committee of the Corporation's Board of Directors approved their engagement to audit the Corporation's financial statements for the fiscal year ended December 31, 2008. On April 16, 2010, UHY merged its New England practice into Marcum, LLP. As a result of the merger, UHY declined reappointment as our independent registered public accountant firm for the fiscal year ending December 31, 2010. The Corporation is in the process of selecting a replacement firm.

The Audit Committee is not aware of any disagreements between management and UHY regarding accounting principles and their application or otherwise. As a result of the aforementioned merger, UHY issued a letter dated April 20, 2010, addressed to the Securities and Exchange Commission, that UHY agrees that there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Through and as of December 31, 2009, UHY and UHY Advisors, Inc. ("Advisors"), as separate legal entities, collectively provide attest, accounting, tax and business consulting services through an alternative practice structure which is necessitated by most state statutes that prohibit corporate ownership of firms that provide attest services. UHY is a licensed CPA firm and provides attest services only, whereas Advisors provides the other services. UHY leases auditing staff who are full time, permanent employees of Advisors. UHY has only a few full time employees; however, the Partners of UHY are also Managing Directors of Advisors. While few of the audit services performed were provided by permanent, full time employees of UHY, for the most part, the leased staff are CPA qualified and satisfy the continuing education and other professional requirements. UHY trains, manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. During 2009, Advisors did not provide any services to the Corporation.

Change in Auditors: As previously reported in our October 28, 2009 proxy statement, the Corporation, on July 9, 2008, based on the Audit Committee's recommendation and approval, dismissed Eisner LLP ("Eisner") as the

Corporation's independent registered public accounting firm. The Audit Committee took this action after consultation with management to enable the Corporation to obtain audit and related services at a lower annual cost. There were no disagreements with Eisner on any matter of accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services: All audit services provided by UHY for 2009 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: UHY audit fees were $229,000 and $258,000 in 2009 and 2008, respectively. UHY audit fees include fees associated with the annual audit of the Corporation's financial statements and the reviews of the Corporation's quarterly reports on Form 10-Q (only the second and third quarter reviews in 2008). Eisner audit fees were $52,000 in 2008. Eisner audit fees in 2008 include fees associated with the review of the Corporation's annual report and the first quarterly report on Form 10-Q.

Audit-Related Fees: There were no audit-related services in 2009 and 2008. In 2008, $6,000 was paid to Eisner for assistance related to various financial reporting matters.

Tax Fees:  Neither UHY nor Eisner provided any tax services.

All Other Fees:  Neither UHY nor Eisner provided any non-audit services.


                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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




                                        TRANS-LUX CORPORATION


                                        by:   /s/ Angela D. Toppi
                                           ------------------------------
                                            Angela D. Toppi
                                            Executive Vice President and
                                            Chief Financial Officer



                                        by:   /s/  Todd Dupee
                                           ------------------------------
                                            Todd Dupee
                                            Vice President and Controller



Dated:  April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



        /s/ Gene F. Jankowski                                 April 30, 2010
-----------------------------------------------
Gene F. Jankowski, Chairman of the Board

        /s/ Victor Liss                                       April 30, 2010
-----------------------------------------------
Victor Liss, Vice Chairman of the Board

                                                              April 30, 2010
-----------------------------------------------
Glenn J. Angiolillo, Director

        /s/ Jean Firstenberg                                  April 30, 2010
-----------------------------------------------
Jean Firstenberg, Director

        /s/ Howard S. Modlin                                  April 30, 2010
-----------------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                April 30, 2010
-----------------------------------------------
Michael R. Mulcahy, Director

                                                              April 30, 2010
-----------------------------------------------
George W. Schiele, Director

        /s/ Angela D. Toppi                                   April 30, 2010
-----------------------------------------------
Angela D. Toppi, Executive Vice President,
Chief Financial Officer, Secretary and Director

        /s/ Salvatore J. Zizza                                April 30, 2010
-----------------------------------------------
Salvatore J. Zizza, Director