Form 10-Q
period 2010-06-30
TRANS LUX CORP
filed 2010-08-18
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2010
                                                 -------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the Registrant was required to file and post such files).  Yes   No
                                                              ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---
Smaller reporting company X
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                           Class                       Shares Outstanding
--------              ------------------------------         ------------------
08/17/10              Common Stock - $1.00 Par Value                  2,442,923

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                       Page No.
                                                                       --------
Part I - Financial Information (unaudited)

         Item 1. Condensed Consolidated Balance Sheets - June 30, 2010
                 and December 31, 2009                                        1

                 Condensed Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 2010 and 2009            2

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2010 and 2009                      3

                 Notes to Condensed Consolidated Financial Statements         4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

         Item 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                        22

         Item 4. Controls and Procedures                                     23


Part II - Other Information

         Item 1. Legal Proceedings                                           23

         Item 1A. Risk Factors                                               24

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                    24

         Item 3. Defaults upon Senior Securities                             24

         Item 4. (Removed and Reserved)                                      25

         Item 5. Other Information                                           25

         Item 6. Exhibits                                                    25

Signatures                                                                   26

Exhibits

                              Part I - Financial Information
                              ------------------------------

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                                                   June 30    December 31
In thousands, except share data                                       2010           2009
-----------------------------------------------------------------------------------------
                                                                (unaudited)   (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                        $   707        $   541
  Cash in escrow                                                       337            403
  Receivables, less allowance of $1,368 - 2010 and $1,393 - 2009     2,642          1,743
  Unbilled receivables                                                   -             29
  Inventories                                                        5,289          5,149
  Prepaids and other                                                   498            619
  Current assets associated with discontinued operations                 1             55
                                                                   ----------------------
    Total current assets                                             9,474          8,539
                                                                   ----------------------
Rental equipment                                                    58,481         58,164
  Less accumulated depreciation                                     36,434         34,015
                                                                   ----------------------
                                                                    22,047         24,149
                                                                   ----------------------
Property, plant and equipment                                        6,773          7,206
  Less accumulated depreciation                                      4,491          4,667
                                                                   ----------------------
                                                                     2,282          2,539
Asset held for sale                                                    924            920
Goodwill                                                               810            810
Other assets                                                           691            926
                                                                   ----------------------
TOTAL ASSETS                                                       $36,228        $37,883
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 1,841        $ 1,410
  Accrued liabilities                                                7,751          5,658
  Current portion of long-term debt                                 16,401         16,990
  Liabilities associated with discontinued operations                  404            487
                                                                   ----------------------
    Total current liabilities                                       26,397         24,545
Long-term debt:
  Notes payable                                                      2,490          2,193
Deferred credits, deposits and other                                 4,107          3,852
                                                                   ----------------------
    Total liabilities                                               32,994         30,590
                                                                   ----------------------
Stockholders' equity:
  Common - $1 par value - 5,500,000 shares authorized,
    2,826,424 shares issued in 2010 and 2009                         2,827          2,827
  Additional paid-in-capital                                        14,267         14,657
  Accumulated deficit                                               (9,014)        (4,989)
  Accumulated other comprehensive loss                              (1,783)        (1,739)
                                                                   ----------------------
                                                                     6,297         10,756
  Less treasury stock - at cost - 383,596 common shares in 2010
    and 433,596 common shares in 2009                               (3,063)        (3,463)
                                                                   ----------------------
    Total stockholders' equity                                       3,234          7,293
                                                                   ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $36,228        $37,883
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

<CAPTIONS>
                                              Three Months Ended         Six Months Ended
                                                   June 30                  June 30
In thousands, except per share data             2010        2009         2010        2009
-----------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance          $ 2,181     $ 2,449      $ 4,449     $ 4,912
  Equipment sales                              4,026       4,935        7,080      10,184
  Real estate rentals                             66          59          130         116
                                             --------------------------------------------
    Total revenues                             6,273       7,443       11,659      15,212
                                             --------------------------------------------
Operating expenses:
  Cost of equipment rentals and maintenance    1,941       2,063        3,820       4,176
  Cost of equipment sales                      3,156       3,728        5,711       7,723
  Cost of real estate rentals                     12          15           24          30
                                             --------------------------------------------
    Total operating expenses                   5,109       5,806        9,555      11,929
                                             --------------------------------------------

Gross profit from operations                   1,164       1,637        2,104       3,283
General and administrative expenses           (2,348)     (2,268)      (4,276)     (4,619)
Restructuring costs                           (1,042)          -       (1,042)          -
Interest expense, net                           (365)       (437)        (786)       (845)
Write-off of note receivable, net                  -      (2,686)           -      (2,686)
Other income                                       -           -            3           -
                                             --------------------------------------------
Loss before income taxes                      (2,591)     (3,754)      (3,997)     (4,867)
Income tax expense                               (14)        (51)         (28)        (92)
                                             --------------------------------------------
Net loss                                     $(2,605)    $(3,805)     $(4,025)    $(4,959)
                                             ============================================
Loss per share - basic and diluted           $ (1.07)    $ (1.65)     $ (1.66)    $ (2.15)
                                             ============================================
Weighted average common shares
  outstanding - basic and diluted              2,443       2,307        2,430       2,307
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

<CAPTIONS>
                                                                       Six Months Ended
                                                                           June 30
In thousands                                                          2010           2009
-----------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           $(4,025)       $(4,959)
Adjustment to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                      2,696          3,025
  Write-off of note receivable, net                                      -          2,686
  Non-cash restructuring costs                                         895              -
  Write-off of engineering software, net                               456              -
  Changes in operating assets and liabilities:
    Receivables                                                       (870)           881
    Inventories                                                       (140)           764
    Prepaids and other assets                                          247          1,118
    Accounts payable and accrued liabilities                         1,766         (1,185)
    Deferred credits, deposits and other                               255            371
                                                                   ----------------------
      Net cash provided by operating activities                      1,280          2,701
                                                                   ----------------------
Cash flows from investing activities
Equipment manufactured for rental                                     (820)        (1,059)
Purchases of property, plant and equipment                             (35)          (133)
Proceeds from sale of available-for-sale securities                      -            135
                                                                   ----------------------
      Net cash used in investing activities                           (855)        (1,057)
                                                                   ----------------------
Cash flows from financing activities
Payments of long-term debt                                          (1,042)        (1,340)
Proceeds from long-term debt                                           750              -
                                                                   ----------------------
      Net cash used in financing activities                           (292)        (1,340)
                                                                   ----------------------
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations        33             16
                                                                   ----------------------
      Net cash provided by discontinued operations                      33             16
                                                                   ----------------------
Net increase in cash and cash equivalents                              166            320
Cash and cash equivalents at beginning of year                         541          1,422
                                                                   ----------------------
Cash and cash equivalents at end of period                         $   707        $ 1,742
-----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Interest paid                                                      $   243        $   740
Income taxes paid                                                        -             20
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the June 30, 2010 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet at December 31, 2009 is derived from the December 31, 2009 audited financial statements.

There have been no material changes in our significant accounting policies during the three and six months ended June 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements: In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-09, "Subsequent
Events: Amendments to Certain Recognition and Disclosure Requirements," which provides updated guidance on subsequent events and removes the requirement to disclose the date though which subsequent events have been evaluated for SEC filers. This guidance became effective upon issuance and its adoption did not have an effect on the Company's condensed consolidated financial statements.


Note 2 - Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss of $4.0 million for the six months ended June 30, 2010 and has a working capital deficiency of $16.9 million as of June 30, 2010. In addition, the Company recorded a loss from continuing operations of $8.8 million for the year ended December 31, 2009. The June 30, 2010 results include a $1.0 million restructuring charge related to the relocation of the manufacturing of the Indoor display equipment from Connecticut to Iowa as further discussed in Note 3 - Plan of Restructuring and a $456,000 charge to write-off engineering software. As further discussed in Note 7 - Long-Term Debt, the Company did not make the required sinking fund payment of $105,700 on its 9 1/2% Subordinated debentures due 2012 (the "Debentures"), which was due on December 1, 2009 and the June 1, 2010 interest payment of $50,200, and did not make the March 1, 2010 interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. As such, all outstanding debt under the Debentures and Notes has been classified as current in the accompanying Condensed Consolidated Balance Sheets. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts on the Credit Agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In March 2010, the senior lender agreed to extend the maturity date of the Credit Agreement to May 1, 2011 and has extended payment terms on the term portion of the debt. The senior lender has retained the right to call the Credit Agreement in the event that the holders of the Debentures or Notes demand payment. As of August 1, 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amend the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and remove the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital. The Company continues to be involved in discussions with various entities to try to obtain additional debt and/or equity financing including amounts that could be used to settle the Debentures and Notes, however there can be no assurance that the Company will be successful.

The Company continues to manage a plan to improve operating results. The plan includes a joint venture agreement with a People's Republic of China company to establish a cooperative venture limited liability company in the People's Republic of China to engage in research, engineering, development, manufacturing, sale and distribution of LED lamps, LED digital signage and LED lighting or similar products. The Company is pursuing new business opportunities in the LED market with energy-saving lighting solutions and supplementing our established digital display and signage businesses with a highly flexible, cost-efficient and creative means for facilities to enhance their environments with LED lighting. The Company intends to feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Company continues to seek ways to reduce costs of components used in its products and other expenses to improve sales margins, and continues to look at ways to lower overhead costs, such as compensation and benefits. There can be no assurance that the Company will achieve higher sales, improved margins or lower costs.

Because substantially all of the Company's eligible accounts receivable, inventory and other assets are secured by the Credit Agreement, management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations during the period of time when it is required to repay amounts outstanding under the Credit Agreement. Further, if the Company is unable to obtain waivers or cure the defaults on the Debentures and Notes, the Debentures and Notes could be called and be immediately due. Such notice would trigger a default in the Credit Agreement. If the Credit Agreement, Debentures and Notes are called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the debt is called and new financing cannot be arranged it is unlikely the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 7 - Long-Term Debt for further details.


Note 3 - Plan of Restructuring

In the second quarter, the Company decided to take certain actions to reduce operating costs. These actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility. For the six months ended June 30, 2010, we incurred one-time restructuring costs of approximately $1.0 million, consisting of employee severance pay, facility closing costs, representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statement of Operations. We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three and six months ended June 30, 2010 and the remaining accrued balance of restructuring costs as of June 30, 2010, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

<CAPTIONS>
---------------------------------------------------------------------------
                                               Payments and         Balance
                              Provision   Other Adjustments   June 30, 2010
---------------------------------------------------------------------------
Severance costs (1)              $  365                $ 54            $311
Facility closing costs (2)          596                 171             425
Other fees                           81                   -              81
                                 ------------------------------------------
                                 $1,042                $225            $817
---------------------------------------------------------------------------

(1) Represents salaries for employees separated from the Company.
(2) Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows by reportable segment, the restructuring costs incurred during the three and six months ended June 30, 2010 and the remaining accrued balance of restructuring costs as of June 30, 2010.

<CAPTIONS>
---------------------------------------------------------------------------
                                               Payments and         Balance
                              Provision   Other Adjustments   June 30, 2010
---------------------------------------------------------------------------
Indoor display                   $  935                $197            $738
Outdoor display                     107                  28              79
                                 ------------------------------------------
                                 $1,042                $225            $817
---------------------------------------------------------------------------


Note 4 - Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. At June 30, 2010, the Company's money market funds and the cash surrender value of life insurance had carrying amounts of $9,000 and $71,000, respectively. The carrying amounts of cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these items. At June 30, 2010, the fair value of the Company's Notes and Debentures, using observable inputs, was $0.8 million and $0.1 million, respectively. At June 30, 2010, the fair value of the Company's remaining long-term-debt, including current portion, approximates its carrying value of $7.7 million.


Note 5 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
--------------------------------------------
                       June 30   December 31
In thousands              2010          2009
--------------------------------------------
Raw materials           $3,945        $3,695
Work-in-progress           877         1,044
Finished goods             467           410
                        --------------------
                        $5,289        $5,149
--------------------------------------------

Note 6 - Other Receivable

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


Note 7 - Long-Term Debt

The Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company did not remit the March 1, 2010 semi-annual interest payment of $417,800 to the trustee, which non-payment continued for more than 30 days. The non-payment constitutes an event of default under the indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made on the Notes until the default is cured or waived. At June 30, 2010 and December 31, 2009, the total amount outstanding is classified as Current portion of long-term debt.

The Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payment has not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company did not remit the June 1, 2010 semi-annual interest payment of $50,200 to the trustee, which non-payment continued for more than 30 days. The non-payments constitute an event of default under the indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to the trustee or the holders at this time as such event has not been waived.

Likewise, the failure to pay the interest on the Notes is an event preventing payments on the Debentures, as the Notes are Senior Indebtedness with respect to the Debentures. At June 30, 2010 and December 31, 2009, the total amount outstanding is classified as Current portion of long-term debt.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2010), which was due to mature April 1, 2010. On April 13, 2010, the maturity of the Credit Agreement was extended to May 1, 2011. As of August 1, 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amend the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and remove the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. As of June 30, 2010, the Company has drawn $4.0 million against the revolving loan facility and none was available for additional borrowing. The Credit Agreement, as amended, requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.25 to 1.0, a loan-to-value ratio of not more than 50% and a $1.0 million cap on capital expenditures per quarter beginning with the quarter ended December 31, 2010. In addition, the April 13, 2010 amendment waived the default on the Notes and Debentures, but in the event that the holders of the Notes or Debentures or trustees declare a default and begin to exercise any of their rights and remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. In addition, the April 13, 2010 amendment waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets. At June 30, 2010 and December 31, 2009, the total amount outstanding under the Credit Agreement is classified as Current portion of long-term debt.

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

On February 25, 2010, the Company took out a mortgage on land located in Silver City, New Mexico. The financing was for $100,000 at a fixed rate of interest of 7.80% payable in monthly interest only payments, which matures on February 25, 2012.

The Company also has a mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at June 30, 2010, payable in monthly installments through December 12, 2012.


Note 8 - Comprehensive Loss

Total comprehensive loss is as follows:

<CAPTIONS>
----------------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30   Six Months Ended June 30
In thousands                                                2010           2009         2010          2009
----------------------------------------------------------------------------------------------------------
Net loss, as reported                                    $(2,605)       $(3,805)     $(4,025)      $(4,959)
                                                         -------------------------------------------------
Other comprehensive (loss) income:
  Unrealized foreign currency translation (loss) gain       (162)           159          (44)          144
                                                         -------------------------------------------------
Total other comprehensive (loss) income, net of tax         (162)           159          (44)          144
                                                         -------------------------------------------------
Comprehensive loss                                       $(2,767)       $(3,646)     $(4,069)      $(4,815)
----------------------------------------------------------------------------------------------------------


Note 9 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost. As of April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
---------------------------------------------------------------------------------------
                                  Three Months Ended June 30   Six Months Ended June 30
In thousands                               2010         2009          2010         2009
---------------------------------------------------------------------------------------
Interest cost                             $ 135        $ 150         $ 270        $ 300
Expected return on plan assets             (104)        (119)         (208)        (238)
Amortization of prior service cost            -            4             -            8
Amortization of net actuarial loss           76          105           152          210
                                          ---------------------------------------------
Net periodic pension cost                 $ 107        $ 140         $ 214        $ 280
---------------------------------------------------------------------------------------

As of June 30, 2010, the Company has recorded a current pension liability of $0.1 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets, and a long-term pension liability $4.0 million, which is included in Deferred credits, deposits and other on the Condensed Consolidated Balance Sheets. The minimum required contribution for 2010 is expected to be $0.1 million. The Company will seek a waiver for the minimum required contribution for 2010 to defer the May 15, 2010 and August 15, 2010 quarterly payments of $90,000.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of June 30, 2010:

<CAPTIONS>
-----------------------------------------------------------------------
In thousands                      Level 1   Level 2   Level 3     Total
-----------------------------------------------------------------------
Guaranteed investment contracts    $2,466       $ -       $ -    $2,466
Equity and index funds              2,461         -         -     2,461
Bonds                                   -        51         -        51
Money market funds                     17         -         -        17
                                   ------------------------------------
Total pension plan assets          $4,944       $51       $ -    $4,995
-----------------------------------------------------------------------

In March 2010, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer payment of $285,000 of the minimum funding standard for the 2009 plan year. If the waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits, such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. At this time, the Company is not anticipating making its required contributions for the 2010 plan year.


Note 10 - Stock Option Plans

The Company did not issue any stock options during the three and six months ended June 30, 2010. The Company issued options for 2,000 shares with an exercise price of $1.05 per share under the Non-Employee Director Stock Option Plan in June 2009. The unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans was nominal.

The following table summarizes the activity of the Company's stock options for the six months ended June 30, 2010:

<CAPTIONS>
-----------------------------------------------------------------------------------------
                                                                     Weighted
                                                       Weighted       Average
                                                        Average     Remaining   Aggregate
                                                       Exercise   Contractual   Intrinsic
                                             Options  Price ($)    Term (Yrs)   Value ($)
-----------------------------------------------------------------------------------------
Outstanding at beginning of year              26,000       4.57
Granted                                            -          -
Exercised                                          -          -
Terminated                                         -          -
                                              ------
Outstanding at end of period                  26,000       4.57           2.6
                                              ===============================
Vested and expected to vest at end of period  24,500       4.81           2.4           -
                                              ===============================
Exercisable at end of period                  24,500       4.81           2.4           -
-----------------------------------------------------------------------------------------

In February 2010, the Board granted Mr. Jean-Marc Allain, the Company's new President and Chief Executive Officer, 50,000 shares of restricted stock from treasury shares which vest 50% after one year and the remaining 50% after two years.

Note 11 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In periods when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At June 30, 2010 and 2009, there were outstanding stock options to purchase 26,000 and 31,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 12 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.


Note 13 - Business Segment Data

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in four reportable business segments. The Display Division comprises two operating segments, Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the U.S. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The new LED lighting segment intends to sell energy-saving lighting solutions that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Real estate rental segment owns an income-producing property. Segment operating income is shown after operating expenses and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative expenses relate to costs that are not directly identifiable with a segment. There are no intersegment sales. Of the total goodwill of $0.8 million, $0.7 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company's revenues and therefore are not separately disclosed. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company's operations in its four business segments for the three and six months ended June 30, 2010 and 2009 is as follows:

<CAPTIONS>
------------------------------------------------------------------------------------
                                Three Months Ended June 30  Six Months Ended June 30
In thousands                             2010         2009         2010         2009
------------------------------------------------------------------------------------
Revenues:
  Indoor display                      $ 2,142      $ 2,216      $ 3,825      $ 4,591
  Outdoor display                       4,065        5,168        7,704       10,505
  LED lighting                              -            -            -            -
  Real estate rental                       66           59          130          116
                                      ----------------------------------------------
Total revenues                        $ 6,273      $ 7,443      $11,659      $15,212
                                      ----------------------------------------------
Operating (loss) income:
  Indoor display                      $(1,135)     $  (350)     $(1,455)     $  (569)
  Outdoor display                        (429)         703         (242)       1,040
  LED lighting                            (78)           -          (78)           -
  Real estate rental                       52           39          101           78
                                      ----------------------------------------------
Total operating (loss) income          (1,590)         392       (1,674)         549
Other (expense) income                      -       (2,686)           3       (2,686)
Corporate general and
  administrative expenses                (636)      (1,023)      (1,540)      (1,885)
Interest expense, net                    (365)        (437)        (786)        (845)
                                      ----------------------------------------------
Loss before income taxes               (2,591)      (3,754)      (3,997)      (4,867)
Income tax expense                        (14)         (51)         (28)         (92)
                                      ----------------------------------------------
Net loss                              $(2,605)     $(3,805)     $(4,025)     $(4,959)
------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a full service provider of integrated multimedia systems for today's communications environments. The essential elements of these systems are the real-time, programmable electronic information displays we manufacture, distribute and service. Designed to meet the evolving communications needs of both the indoor and outdoor markets, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports industries. The Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Company also owns and operates an income producing rental property. The Company operates in four reportable segments: Indoor display, Outdoor display, LED lighting and Real estate rental.

The Indoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of indoor displays. This segment includes the financial, government/private and gaming markets. The Outdoor display segment includes worldwide revenues and related expenses from the rental, maintenance and sale of outdoor displays. Included in this segment are catalog sports, retail and commercial markets. The LED lighting segment will include worldwide revenues and related expenses from the sale of LED lighting products. The Real estate rental segment includes the operations of an income-producing real estate property.

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. In April 2010, we were successful in negotiating the renewal of the bank Credit Agreement, which was scheduled to mature on April 1, 2010. The senior lender has reduced the monthly principal payments and modified the maturity of the Credit Agreement to May 1, 2011. As of August 1, 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amend the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and remove the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. Substantially all of our eligible accounts receivable, inventory and other assets are secured by the Credit Agreement. We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. In addition, the Company has not made the required sinking fund payment of $105,700 on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") which was due on December 1, 2009 and the June 1, 2010 interest payment of $50,200, and did not make the March 1, 2010 interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payment or interest payments on its Debentures, (iii) make the required interest payment on its Notes and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Total revenues for the six months ended June 30, 2010 decreased $3.6 million or 23.4% to $11.7 million from $15.2 million for the six months ended June 30, 2009, primarily due to a decrease in the Outdoor display sales revenues.

Indoor display revenues decreased $766,000 or 16.7%. Of this decrease, Indoor display equipment sales decreased $348,000 or 23.9%, primarily due to a decrease in sales from the financial services and gaming markets. Indoor display equipment rentals and maintenance revenues decreased $418,000 or 13.3%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor sales and rentals and maintenance revenues.

Outdoor display revenues decreased $2.8 million or 26.7%. Of this decrease, Outdoor display equipment sales decreased $2.8 million or 31.6%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $45,000 or 2.5%. Also, the global recession has negatively impacted the Outdoor sales revenues.

LED lighting is a start-up business and did not generate any revenues for the six months ended June 30, 2010.

Real estate rental revenues increased $14,000 or 12.1%, due to an increase in rental income in the Santa Fe, New Mexico rental property.

Total operating income for the six months ended June 30, 2010 decreased $2.2 million to an operating loss of $1.7 million from an operating income of $549,000 for the six months ended June 30, 2009, principally due to the decline in revenues, the restructuring costs and the charge to write-off engineering software, offset by a decrease in other general and administrative expenses.

Indoor display operating loss increased $886,000 to $1.5 million in 2010 compared to $569,000 in 2009, primarily as a result of a decrease in revenues and the $935,000 restructuring costs, offset by a $361,000 decrease in bad debt expense. The cost of Indoor displays represented 89.0% of related revenues in 2010 compared to 85.1% in 2009. The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
Indoor display cost of equipment sales decreased $174,000 or 18.9%, primarily due to the decrease in revenues. Indoor display general and administrative expenses decreased $311,000 or 24.8%, primarily due the decrease in the bad debt expense. The restructuring will result in annual payroll savings of approximately $1.2 million.

Outdoor display operating income decreased $1.3 million, primarily as a result of a decrease in revenues, the $456,000 charge to write-off engineering software and the $107,000 restructuring costs, offset by a $74,000 decrease in bad debt expense and a decrease in selling payroll and benefits and related expenses. The cost of Outdoor displays represented 79.5% of related revenues in 2010 compared to 76.1% in 2009. Outdoor display cost of equipment sales decreased $1.8 million or 27.0%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $24,000 or 2.0%. Outdoor display general and administrative expenses increased $237,000 or 16.1%, primarily due to the charge to write-off engineering software, offset by a reduction in selling payroll and benefits and related expenses, as well as the decrease in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. The restructuring will result in annual payroll savings of approximately $0.7 million.

LED lighting operating loss of $78,000 is primarily due to the start-up expenses of this new segment.

Real estate rental operating income increased $23,000 or 29.5%, primarily due to the increase in rental revenues. The cost of Real estate rental represented 18.5% of related revenues in 2010 compared to 26.7% in 2009. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $345,000 or 18.3%. The 2010 corporate general and administrative expenses includes a $67,000 positive effect in the Canadian currency exchange, while 2009 included a $151,000 negative effect in the Canadian currency exchange, a difference of $218,000. Reductions in audit, insurance and medical expenses and payroll contributed to the decrease this year, offset by an increase in accrued consulting fees. The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs.

Net interest expense decreased $59,000 or 7.0%, primarily due to scheduled payments of long-term debt as well as a reduction in the outstanding balance of the revolving credit facility.

The effective tax rate for the six months ended June 30, 2010 and 2009 was 0.7% and 1.9%, respectively. Both the 2010 and 2009 tax rate are being affected by the valuation allowance on the Company's deferred tax assets as a result of reporting pre-tax losses. The income tax expense relates to the Company's Canadian subsidiary.


Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total revenues for the three months ended June 30, 2010 decreased $1.2 million or 15.7% to $6.3 million from $7.4 million for the three months ended June 30, 2009, primarily due to a decrease in the Outdoor display sales revenues.

Indoor display revenues decreased $74,000 or 3.3%. Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $167,000 or 10.8%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Indoor display equipment sales increased $93,000 or 13.9%, primarily due to an increase in sales from the transportation and gaming markets. Also, the global recession has negatively impacted Indoor sales and rentals and maintenance revenues.

Outdoor display revenues decreased $1.1 million or 21.3%. Of this decrease, Outdoor display equipment sales decreased $1.0 million or 23.5%, primarily in the catalog sports and commercial markets. Outdoor display equipment rentals and maintenance revenues decreased $101,000 or 11.2%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. Also, the global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues.

LED lighting is a start-up business and did not generate any revenues for the three months ended June 30, 2010.

Real estate rental revenues increased $7,000 or 11.9%, due to an increase in rental income in our Santa Fe, New Mexico rental property.

Total operating income for the three months ended June 30, 2010 decreased $2.0 million to an operating loss of $1.6 million from an operating income of $392,000 for the three months ended June 30, 2009, principally due to the restructuring charge, the decline in revenues and the charge to write-off engineering software, offset by a decrease in general and administrative expenses.

Indoor display operating loss increased $785,000 to $1.1 million in 2010 compared to $350,000 in 2009, primarily as a result of the $935,000 restructuring costs and the decline in both sales and rentals and maintenance revenues, offset by a $240,000 decrease in bad debt expense. The cost of Indoor displays represented 85.6% of related revenues in 2010 compared to 87.0% in 2009. The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $37,000 or 7.9%, primarily due to the increase in revenues. Indoor display general and administrative expenses decreased $128,000 or 20.1%, primarily due to a reduction in payroll and benefits and related expenses, as well as the decrease in bad debt expense.

Outdoor display operating income decreased $1.1 million to an operating loss of $429,000 in 2010 compared to operating income of $703,000 in 2009, primarily as a result of the decrease in revenues and the $456,000 charge to write-off engineering software. The cost of Outdoor displays represented 80.3% of related revenues in 2010 compared to 74.7% in 2009. Outdoor display cost of equipment sales decreased $610,000 or 18.7%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance increased slightly. Outdoor display general and administrative expenses increased $519,000 to $1.1 million in 2010 compared to $604,000 in 2009, primarily due to the charge to write-off engineering software, offset by a decrease in bad debt expense. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

LED lighting operating loss of $78,000 is primarily due to the start-up expenses of this new segment.

Real estate rental operating income increased $13,000 or 33.3%, primarily due to the increase in rental revenues. The cost of Real estate rental represented 18.2% of related revenues in 2010 compared to 27.1% in 2009. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $387,000 or 37.9%. The 2010 corporate general and administrative expenses includes a $193,000 positive effect in the Canadian currency exchange, while 2009 included a $157,000 negative effect in the Canadian currency exchange, a difference of $350,000. Reductions in audit, insurance and medical expenses and payroll contributed to the decrease, offset by an increase in accrued consulting fees.

Net interest expense decreased $72,000 or 16.5%, primarily due to scheduled payments of long-term debt as well as a reduction in the outstanding balance of the revolving credit facility.

The effective tax rate for the three months ended June 30, 2010 and 2009 was 0.5% and 1.4%, respectively. Both the 2010 and 2009 tax rate are being affected by the valuation allowance on the Company's deferred tax assets as a result of reporting pre-tax losses. The income tax expense relates to the Company's Canadian subsidiary.


Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss of $4.0 million for the six months ended June 30, 2010 and has a working capital deficiency of $16.9 million as of June 30, 2010. In addition, the Company reported a loss from continuing operations of $8.8 million for the year ended December 31, 2009. The June 30, 2010 results include a $1.0 million restructuring charge related to the relocation of the manufacturing of the Indoor display equipment from Connecticut to Iowa as further discusses in Note 3
- Plan of Restructuring and the $456,000 charge to write-off engineering software. As further discussed in Note 7 - Long-Term Debt, the Company did not make the required sinking fund payment of $105,700 on its 9 1/2% Subordinated debentures due 2012 (the "Debentures"), which was due on December 1, 2009 and the June 1, 2010 interest payment of $50,200, and did not make the March 1, 2010 interest payment of $417,800 on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts on the Credit Agreement. As such, the outstanding Debentures, Notes and Credit Agreement debt have been classified as Current portion of long-term debt on the accompanying Condensed Consolidated Balance Sheets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company has a bank Credit Agreement, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemptions of one-half of the 7 1/2% Subordinated notes due 2006 (which were redeemed in June 2006 and no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2010). On April 13, 2010, the
maturity of the Credit Agreement was extended to May 1, 2011. As of August 1, 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amend the principal repayment schedule to defer the next three monthly principal payments of $50,000 each unti the maturity date and remove the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. As of June 30, 2010, the Company has drawn $4.0 million against the revolving loan facility and none was available for additional borrowing. The Credit Agreement, as amended, requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.25 to 1.0, a loan-to-value ratio of not more than 50% and a $1.0 million cap on capital expenditures per quarter beginning with the quarter ended December 31, 2010. In addition, the April 13, 2010 amendment waived the default on the Notes and Debentures, but in the event that the holders of the Notes or Debentures or trustees declare a default and begins to exercise any of their rights and remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. In addition, the April 13, 2010 amendment waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes will be difficult to accomplish within the next 12 months given the current global credit markets, economic conditions and operating results of the Company. While management hopes it can be successful in the long run, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets. At June 30, 2010 and December 31, 2009, the total amount outstanding under the Credit Agreement is classified as Current portion of long-term debt.

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

On February 25, 2010, the Company took out a mortgage on land located in Silver City, New Mexico. The financing was for $100,000 at a fixed rate of interest of 7.80% payable in monthly interest only payments, which matures on February 25, 2012.

The Company also has a mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at June 30, 2010, payable in monthly installments through December 12, 2012.

The Company has generated cash provided by operating activities from operations of $1.3 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the closing of the Stratford, Connecticut manufacturing facility. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

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

The Company has $10.1 million of Notes outstanding. Interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the $417,800 March 1, 2010 semi-annual interest payment to the trustee, which continued for more than 30 days. The non-payment constitutes an event of default under the indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.

In addition, the Company has $1.1 million of Debentures outstanding. The Company has not remitted the December 1, 2009 annual sinking fund payment of $105,700. Interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the $50,200 June 1, 2010 semi-annual interest payment to the trustee, which continued for more than 30 days. The non-payments constitute an event of default under the indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such event has not been waived.

In March 2010 the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. The waiver request was submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waiver, if granted, will defer payment of $285,000 of the minimum funding standard for the 2009 plan year. If the waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits, such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions. In the event that any government agency takes any enforcement action or otherwise exercises any rights and remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights and remedies it may have. At this time, the Company is not anticipating to make its required contributions for the 2010 plan year. Management believes that with its current cash resources and cash provided by operations, it will have difficulty funding operations and its current obligations over the next 12 months.

Cash and cash equivalents increased $166,000 for the six months ended June 30, 2010 compared to an increase of $320,000 for the six months ended June 30, 2009. The increase in 2010 is primarily attributable to cash provided by operating activities of $1.3 million and $100,000 proceeds from long-term debt, offset by the investment in equipment for rental of $820,000, the investment in property, plant and equipment of $35,000, scheduled payments of long-term debt of $597,000 and $55,000 of payments on its revolving credit facility. In addition, the Company refinanced its Des Moines mortgage, netting an additional $260,000 for working capital needs. The increase in 2009 is primarily attributable to cash provided by operating activities of $2.7 million and proceeds from the sale of available-for-sale securities of $135,000, offset by the investment in equipment for rental of $1.1 million, the investment in property, plant and equipment of $133,000 and scheduled payments of long-term debt of $1.3 million.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its condensed consolidated financial statements on a going concern basis. While we have prepared our consolidated financial statements on a going concern basis, the continuing losses and uncertainty regarding the inability to make the required sinking fund payment on the Debentures and the interest payments on the Notes and the Debentures and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our condensed consolidated financial statements included in this quarterly report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

The following table summarizes the Company's fixed cash obligations as of June
30, 2010 for the remainder of 2010 and the next four years:

<CAPTIONS>
------------------------------------------------------------------------------------------
                                                Remainder of
In thousands                                            2010    2011    2012   2013   2014
------------------------------------------------------------------------------------------
Long-term debt, including interest                   $17,274  $  289  $2,079   $ 89   $ 89
Employment and consulting agreement obligations          275     550     226    195    195
Operating lease payments                                 158     293     185     77      -
                                                     -------------------------------------
Total                                                $17,707  $1,132  $2,490   $361   $284
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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. The Company may, from time to time, enter into derivative contracts to manage its interest risk. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2010, the Company did not hold any derivative financial instruments.

A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $69,000. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $327,000, based on dealer quotes, considering current exchange rates.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. The risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009 should be carefully considered.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

As disclosed in Note 7 - Long-Term Debt to the condensed consolidated financial statements, the Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company did not remit the March 1, 2010 semi-annual interest payment of $417,800 to the trustee, which non-payment continued for more than 30 days. The non-payment constitutes an event of default under the indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At June 30, 2010, the total amount outstanding is classified as Current portion of long-term debt.

Also disclosed in Note 7 - Long-Term Debt, the Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payment has not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company did not remit the June 1, 2010 semi-annual interest payment of $50,200 to the trustee, which non-payment continued for more than 30 days. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payment) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payment is an event of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to the trustee or the holders at this time as such event has not been waived. At June 30, 2010, the total amount outstanding is classified as Current portion of long-term debt.


Item 4.  (Removed and Reserved)


Item 5.  Other Information

None.


Item 6.  Exhibits

10.1 Amendment No. 15 to the Amended and Restated Commercial Loan and Security Agreement with People's United Bank dated as of August 1, 2010, filed herewith.

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



Date:  August 18, 2010