Form 10-K
period 2010-12-31
TRANS LUX CORP
filed 2011-03-31
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2010
                                            -----------------

                         Commission file number 1-2257
                                                ------

                             TRANS-LUX CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               13-1394750
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    26 Pearl Street, Norwalk, CT  06850-1647
                    ----------------------------------------
        (Address of Registrant's principal executive offices) (Zip code)

      Registrant's telephone number, including area code:  (203) 853-4321
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-----------------------------        -----------------------------------------
Common Stock, $1.00 par value        None

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

                                   CONTINUED

                             TRANS-LUX CORPORATION
                      2010 Form 10-K Cover Page Continued

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required
to submit and post such files.) Yes   No
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
Large accelerated filer   Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---
Smaller reporting company X
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant based upon the last sale price of the Registrant's Common Stock reported on the NYSE Amex on June 30, 2010, was approximately $1,449,000.

The number of shares outstanding of the Registrant's Common Stock, par value $1.00 per share, on March 30, 2011, was 2,442,923.


DOCUMENTS INCORPORATED BY REFERENCE:  None

                             TRANS-LUX CORPORATION
                          2010 Form 10-K Annual Report

                               Table of Contents

<CAPTIONS>
                                     PART I
                                                                          Page
                                                                          ----
ITEM 1.   Business                                                           1
ITEM 1A.  Risk Factors                                                       5
ITEM 1B.  Unresolved Staff Comments                                          8
ITEM 2.   Properties                                                         9
ITEM 3.   Legal Proceedings                                                  9
ITEM 4.   Removed and Reserved                                               9

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  9
ITEM 6.   Selected Financial Data                                           10
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk        17
ITEM 8.   Financial Statements and Supplementary Data                       18
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              37
ITEM 9A.  Controls and Procedures                                           37
ITEM 9B.  Other Information                                                 38

                                    PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance            38
ITEM 11.  Executive Compensation                                            42
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   48
ITEM 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                      49
ITEM 14.  Principal Accounting Fees and Services                            49

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules                        50

Signatures                                                                  52

                                     PART I

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. In April 2010, we were successful in negotiating the renewal of the bank Credit Agreement, the senior lender reduced the monthly principal payments and modified the maturity of the Credit Agreement to May 1, 2011. In August 2010, the senior lender further modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amended the principal repayment schedule to defer the next three $50,000 monthly principal payments until the maturity date and removed the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 quarters. The Credit Agreement is secured by substantially all of our eligible accounts receivable, inventory and other assets. We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. The Company has not made the December 1, 2009 and December 1, 2010 required sinking fund payments totaling $211,400 on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010 and December 1, 2010 interest payments totaling $100,400. In addition, the Company did not make the March 1, 2010 and 2011 and September 1, 2010 interest payments totaling $1.3 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payments on the Debentures, (iii) make the required interest payments on the Notes and the Debentures, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustee to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern. See Note 2 - Going Concern to the consolidated financial statements.


ITEM 1.  BUSINESS

Unless the context otherwise requires, the term "Company" as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a leading designer and manufacturer of digital signage display solutions. The essential elements of these systems are the real-time, programmable electronic information displays the Company designs, manufactures, distributes and services. These display systems utilize LED (light emitting diode) technologies. Designed to meet the digital signage solutions for any size venue's indoor and outdoor needs, these display products include text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications. In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Company also owns an income-producing real estate property which has been placed on the market for sale.

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

The Company's electronic information display market is comprised of two distinct segments: the Indoor division and the Outdoor division. Electronic information displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; sports stadiums and venues; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, race tracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.

Indoor Division: The indoor electronic display market is currently dominated by three categories of users: financial, government/private sector and gaming.
The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data. The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data. Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks. Banks and other financial institutions also use information displays to advertise product offerings to consumers. The Indoor division has a product line of advanced last sale price displays, full color LED tickers and graphic/video displays.

The government/private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, lobbies, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications. Electronic displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies, military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up. Theatres use electronic displays to post current box office and ticket information, directional information and to promote concession sales. Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure times and gate and baggage claim information, all of which help to guide passengers through these facilities.

The gaming sector includes casinos, Indian gaming establishments and racetracks. These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights, scratches and real-time video. Casinos and racetracks also use electronic displays throughout their facilities to advertise to and attract gaming patrons. Equipment for the Indoor display segment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

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

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2010 and 2009 was approximately $3.1 million and $1.6 million, respectively. The December 31, 2010 backlog is expected to be recognized in 2011. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

The Company's ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors. For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

During 2010, the Company introduced TLVision, a new enriched line of indoor and outdoor products. This new line of products consists of full color video products that can be used in a multitude of applications. These applications range from posting alphanumeric data to the displaying of full HD video. The actual pixel pitches of the products range from 4 mm for very close distance viewing and up to 45 mm for very long distance viewing.

During 2010, the Company's Outdoor display division continued to enhance the wireless scoreboard control that incorporates the newer generation radio systems. In parallel with the new radio system, the Company continues to update the MiScore(TM) and MiTime(TM) handheld, simple to operate controllers.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff of 9 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required. Engineering expense and product enhancement and development amounted to $1.1 million and $1.5 million in 2010 and 2009, respectively.

MARKETING AND DISTRIBUTION
--------------------------

The Company markets its indoor and outdoor electronic information display products in the United States and Canada using a combination of distribution channels, including 15 direct sales representatives, three telemarketers and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our electronic displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 5 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States. The Company has existing relationships with approximately 20 independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia. Foreign revenues represented 11% and less than 10% of total revenues for the years ended 2010 and 2009, respectively.

Headquartered in Norwalk, Connecticut, the Company has sales and service offices in Des Moines, Iowa and Burlington, Ontario; as well as approximately 19 satellite offices in the United States and Canada.

The Company's equipment is both leased and sold. A significant portion of the electronic information display revenues is derived from equipment rentals with current lease terms ranging from 30 days to ten years.

The Company's revenues in 2010 and 2009 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS
----------------------------

The Company's production facilities are located in Des Moines, Iowa. During 2010, the Company relocated its indoor production facility from Stratford, Connecticut to Des Moines, Iowa. The production facilities consist principally of the manufacturing, assembly and testing of display units and related components. The Company performs most subassembly and final assembly of its products.

All product lines are design engineered by the Company and controlled throughout the manufacturing process. The Company has the ability to produce very large sheet metal fabrications, cable assemblies and surface mount and through-hole designed assemblies. Some of the subassembly processes are outsourced. The Company's production of many of the subassemblies and final assemblies gives the Company the control needed for on-time delivery to its customers.

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

SERVICE AND SUPPORT
-------------------

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company's rental equipment and maintenance bases and other types of customer-owned equipment. The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company's ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues. The Company provides installation and service to those who purchase and lease equipment. The Company's dealers and distributors offer support for the products they sell in the market segments they cover.

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

The Company competes with a number of competitors, both larger and smaller than itself, with products based on different forms of technology. There are several competitors whose current products utilize similar technology to the Company's and who possess the resources necessary to develop competitive and more sophisticated products in the future.

LED LIGHTING
------------

In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. LED lighting is a start-up business and has not yet generated any revenues for the year ended December 31, 2010.

REAL ESTATE RENTAL OPERATIONS
-----------------------------

The Company owns an income-producing real estate property located in Santa Fe, New Mexico, which currently has a 29% occupancy rate. This property has been placed on the market for sale because it does not directly relate to our core business. The Company also owns land in Silver City, New Mexico, which has been placed on the market for sale because it does not directly relate to our core business.

INTELLECTUAL PROPERTY
---------------------

The Company owns or licenses a number of patents and holds a number of trademarks for its display equipment and considers such patents, licenses and trademarks important to its business.

EMPLOYEES
---------

The Company has approximately 150 employees as of March 14, 2011. Approximately 21% of the employees are unionized. The Company believes its employee relations are good.


ITEM 1A.  RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN
---------------------------------------------------------------------------

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern. As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payments on its Debentures, (iii) make the required interest payments on the Notes and the Debentures, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and the operating results of the Company.

THE CURRENT GLOBAL ECONOMIC CRISIS HAS NEGATIVELY IMPACTED OUR BUSINESS
-----------------------------------------------------------------------

The current continuing global economic crisis has adversely affected our customers, suppliers and other businesses such as ours. As a result, it has had a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for uncollectible accounts receivable and/or write-offs of accounts receivable.
This economic crisis has also impaired our ability to access credit markets and finance our operations and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

OPERATING LOSSES
----------------

The Company has incurred operating losses for the past several years. During the years 2010 and 2009, the Company incurred losses from continuing operations of $7.1 million and $8.8 million, respectively, which includes a $1.1 million restructuring charge and a $456,000 charge to write-off engineering software in 2010 and in 2009, a $2.7 million write-off of a note receivable related to the former Norwalk, Connecticut facility the Company sold in 2004. The Company is dependent upon future operating performance to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease bases. There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

DEFAULT ON INDEBTEDNESS
-----------------------

The Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At December 31, 2010, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

The Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have not been waived. At December 31, 2010, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

In the event that the holders of the Notes or the Debentures or either of the trustees thereunder declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

PENSION PLAN WAIVERS FILED
--------------------------

On March 12, 2010 and March 11, 2011, the Company submitted to the Internal Revenue Service requests for waivers of the 2009 and 2010 minimum funding standard for its defined benefit plan. The waiver requests were submitted as a result of the current economic climate and the business hardship that the Company is currently experiencing. The waivers, if granted, will defer payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively. If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant's benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions. At this time, the Company is hoping to make its required contributions for the 2011 plan year; however there is no assurance that the Company will be able to make all payments. The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have under the Credit Agreement.

LEVERAGE
--------

As of December 31, 2010, the Company's total long-term debt (including current portion) was $18.7 million. We expect we may incur indebtedness in connection with new rental equipment leases and working capital requirements. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RELIANCE ON KEY SUPPLIERS
-------------------------

We design certain of our materials to match components furnished by suppliers. If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources.
In particular, we purchase most of the LEDs and LED module blocks used in our electronic information displays from three suppliers. We do not have long-term supply contracts with these suppliers. A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components. We believe there are presently other qualified vendors of these components. Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

COMPETITION
-----------

Our electronic information displays compete with a number of competitors, both larger and smaller than us, and with products based on different forms of technology. In addition, there are several competitors whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future. Our success is, to some extent, dependent upon our ability to anticipate technological changes in the industry and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements. There can be no assurance that competitors will not market new products which have perceived advantages over our products or which, because of pricing strategies, render the products currently sold by us less marketable or would otherwise adversely affect our operating margins.

NATURE OF LEASING AND MAINTENANCE REVENUES
------------------------------------------

We derive a substantial percentage of our revenues from the leasing of our electronic information displays, generally pursuant to leases that have an average term of one to five years. Consequently, our future success is, at a minimum, dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire. We also derive a significant percentage of our revenues from maintenance agreements relating to our display products. The average term of such agreements is generally one to five years.
A portion of the maintenance agreements is cancelable upon 30 days notice.
There can be no assurance that we will be successful in obtaining the renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS
-------------------------------------------------------------------------------

Our Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from attempting to acquire, control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares. Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board. Our Restated Certificate of Incorporation also contains a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an "Interested Person" or "Acquiring Person."

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

As of December 31, 2010, 11 stockholders who are executive officers and/or directors of the Company beneficially own approximately 3.28% of the Common Stock.

LIMITED TRADING VOLUME AND VOLATILITY OF STOCK PRICE
----------------------------------------------------

Our Common Stock is not widely held and the volume of trading has been relatively low and sporadic. Accordingly, the Common Stock is subject to increased price volatility and reduced liquidity. There can be no assurance that a more active trading market for the Common Stock will develop or be sustained if it does develop. The limited public float of our Common Stock could cause the market price for the Common Stock to fluctuate substantially. In addition, stock markets have experienced wide price and volume fluctuations in recent periods and these fluctuations often have been unrelated to the operating performance of the specific companies affected. Any of these factors could adversely affect the market price of the Common Stock.

NYSE DELISTING
--------------

By letter dated July 2, 2010, the Exchange notified the Company that it was not in compliance with two of the Exchange's continued listing standards. Specifically, the Company is not in compliance with Section 1003(a)(iii) of the Exchange's Company Guide in that it has stockholders' equity at March 31, 2010 of less than $6.0 million and losses from continuing operations and net losses in its five most recent fiscal years and Section 1003(a)(iv) of the Company Guide in that it is financially impaired. The Exchange stated in its letter that in order to maintain its listing, the Company must submit a plan by August 2, 2010 addressing how it intends to regain compliance with Section 1003(a)(iv) regarding financial impairment by January 4, 2011, and with Section 1003(a)(iii) regarding stockholder equity and losses within 18 months or January 4, 2012 (the "Plan").

The Company received a letter dated September 14, 2010 from the NYSE Amex LLC ("Exchange") to strike the Common Stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission pursuant to Section 1009(d) of the Exchange's Company Guide. The letter also notified the Company that it had fallen out of compliance with an additional continued listing standard. Specifically, the Company is not in compliance with
Section 1003(a)(ii) of the Exchange's Company Guide in that it has stockholders' equity of less than $4.0 million at June 30, 2010, and losses from continuing operations and net losses in three of its four most recent fiscal years ended December 31, 2009.

The Company submitted its Plan of compliance, but the Exchange determined that the Company did not make a reasonable demonstration in the Plan of its ability to regain compliance within the time periods given and concluded that it is appropriate to initiate immediate delisting proceedings at such time. The Company appealed the determination, but the Exchange upheld its decision and trading on the NYSE Amex was suspended as of November 17, 2010.

SHARES ELIGIBLE FOR FUTURE SALE
-------------------------------

Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 80,536 shares of Common Stock may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended. Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock. On December 11, 2009, the stockholders approved an amendment to the Company's Certificate of Incorporation to provide for the automatic conversion of each share of Class B Stock into 1.3 shares of Common Stock as provided in a Settlement Agreement approved by the United States District Court for the Southern District of New York.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's headquarters and principal executive offices are located in a leased facility at 26 Pearl Street, Norwalk, Connecticut, which is used for administration, engineering and sales. The Company relocated the manufacturing and assembly functions of its indoor display business to its facility in Des Moines, Iowa. The Company owns a facility in Des Moines, Iowa where its indoor and outdoor operations are maintained.

In addition, the Company owns an income-producing real estate property in Santa Fe, New Mexico and land in Silver City, New Mexico. Both of these properties have been placed on the market for sale because they do not directly relate to our core business. The Company leases five other premises throughout North America for use as sales, service and/or administrative operations. The aggregate rental expense was $395,000 and $629,000 for the years ended December 31, 2010 and 2009, respectively.


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position or operations of the Company.


ITEM 4.  REMOVED AND RESERVED


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's Common Stock is traded on the OTC under the symbol "TNLX." Prior to November 17, 2010, the Company's Common Stock was trade on the NYSE Amex under the symbol "TLX." Sales pries are set forth in Item 5(d) below.

     (b) The Company had approximately 633 holders of record of its Common Stock as of March 30, 2011.

     (c) The Board of Directors did not declare any cash dividends for Common Stock during 2010 in order to conserve cash and pay down debt. Management and the Board of Directors will continue to review payment of quarterly cash dividends.

     (d) The following table sets forth the range of Common Stock prices on the OTC or NYSE Amex.

<CAPTIONS>
--------------------------------------------
                      2010          2009
--------------------------------------------
                   High    Low   High    Low
                  --------------------------
First Quarter     $1.90  $0.57  $0.90  $0.20
Second Quarter    $0.88  $0.40  $2.31  $0.24
Third Quarter     $0.86  $0.31  $3.50  $0.78
Fourth Quarter    $0.84  $0.10  $1.49  $0.30
--------------------------------------------

     (e) The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2010.

ITEM 6.  SELECTED FINANCIAL DATA

    (a)  Not applicable.

    (b)  Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Trans-Lux is a leading designer and manufacturer of digital display signage solutions. The essential elements of these systems are the real-time, programmable electronic information displays we design, manufacture, distribute and service. Designed to meet the digital signage solutions for any size venue's indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets. In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Company also owns and operates an income-producing rental property. The Company operates in four reportable segments: Indoor display, Outdoor display, LED lighting and Real estate rental.

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


Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. In April 2010, we were successful in negotiating the renewal of the bank Credit Agreement, the senior lender reduced the monthly principal payments and modified the maturity of the Credit Agreement to May 1, 2011. In August 2010, the senior lender further modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amended the principal repayment schedule to defer the next three $50,000 monthly principal payments until the maturity date and removed the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 quarters. The Credit Agreement is secured by substantially all of our eligible accounts receivable, inventory and other assets. We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. The Company has not made the December 1, 2009 and December 1, 2010 required sinking fund payments totaling $211,400 on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010 and December 1, 2010 interest payments totaling $100,400. In addition, the Company did not make the March 1, 2010 and 2011 and September 1, 2010 interest payments totaling $1.3 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payments on the Debentures, (iii) make the required interest payments on the Notes and the Debentures, and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustee to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern. See Note 2 - Going Concern to the consolidated financial statements.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectible accounts receivable, slow-moving and obsolete inventories, goodwill and intangible assets, income taxes, warranty obligations, pension plan obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.

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

Uncollectible Accounts Receivable: The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. Should non-payment by customers differ from the Company's estimates, a revision to increase or decrease the allowance for uncollectible accounts receivable may be required.

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

Goodwill and Intangible Assets: The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets. The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value. The Company weighs these approaches by using a 50% factor for the income approach and a 50% factor for the market approach. Together these two factors estimate the fair value of the reporting unit. The Company's goodwill relates to its catalog sports reporting unit. The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.0% to 6.0%.
If the Company were to reduce its revenue projections on the reporting unit by 9.5% within the income approach, the fair value of the reporting unit would be below carrying value. The gross profit margins used are consistent with historical margins achieved by the Company during previous years. If there is a margin decline of 3.0% or more the model would yield results of a fair value less than carrying amount.

The October 1, 2010 annual review indicated no impairment of goodwill. Goodwill in our other businesses was not impaired. Changes in the assumptions used could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

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

Pension Plan Obligations: The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates. During 2010, the Company recorded an after tax charge in unrecognized pension liability in other comprehensive loss of $0.4 million and during 2009, the Company recorded an after tax benefit in unrecognized pension liability in other comprehensive loss of $1.1 million. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. At December 31, 2010, plan assets were invested 36.1% in guaranteed investment contracts, 63.2% in equity and index funds, 0.4% in bonds and 0.3% in money market funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. At December 31, 2010, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 5.75%. Net periodic cost for 2011 will be based on the December 31, 2010 valuation. The defined benefit plan periodic cost was $429,000 in 2010 and $725,000 in 2009. At December 31, 2010, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $54,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $138,000. As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2009 and 2010. In March 2010 and 2011, the Company submitted to the Internal Revenue Service requests for waivers of the 2009 and 2010 minimum funding standard for its defined benefit plan. The waiver requests were submitted as a result of the current economic climate and the business hardship that the Company is currently experiencing. The waivers, if granted, will defer payment of the minimum funding standard for the 2009 and 2010 plan years. The Company has not remitted $242,000 and $358,000 of payment contributions for 2009 and 2010, respectively. At this time, the Company is hoping to make its required contributions for the 2011 plan year; however there is no assurance that we will be able to make all payments.


Results of Operations

2010 Compared to 2009

Total revenues for the year ended December 31, 2010 decreased 14.9% to $24.3 million from $28.5 million for the year ended December 31, 2009, principally due to decreases in both the Outdoor display and Indoor display sales revenues.

Indoor display revenues decreased $1.2 million or 15.0%. Of this decrease, Indoor display equipment sales decreased $368,000 or 17.3%, primarily due to a decrease in sales from the financial services and gaming markets. Indoor display equipment rentals and maintenance revenues decreased $859,000 or 14.2%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. The global recession has negatively impacted Indoor display sales and rentals and maintenance revenues.

Outdoor display revenues decreased $3.0 million or 14.9%. Of this decrease, Outdoor display equipment sales decreased $2.6 million or 16.0%, primarily in the catalog sports market principally due to decreases in state and local budgets. Outdoor display equipment rentals and maintenance revenues decreased $370,000 or 9.9%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the year ended December 31, 2010.

Real estate rental revenues decreased $14,000 or 5.7%, primarily due to the termination of a tenant lease in the fourth quarter of 2010.

Total operating loss for the year ended December 31, 2010 increased $1.2 million to $5.5 million from $4.3 million for the year ended December 31, 2009, principally due to the decline in revenues, the restructuring costs and the harge to write-off engineering software.

Indoor display operating loss increased $378,000 to $2.2 million in 2010 compared to $1.8 million in 2009, primarily as a result of the decrease in revenues and $985,000 of restructuring costs, offset by an $809,000 decrease in bad debt expense and a $485,000 decrease in depreciation expense. The cost of Indoor displays represented 94.1% of related revenues in 2010 compared to 90.4% in 2009. The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance, but as rental and maintenance revenues have declined, it is difficult to reduce the cost of field service proportionately. Indoor displays cost of equipment rentals and maintenance decreased $744,000 or 13.0%, primarily due to a $485,000 decrease in field service costs to maintain the equipment and the decrease in depreciation expense. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.
Indoor display cost of equipment sales decreased $77,000 or 5.3%, primarily due to the decrease in revenues. Indoor display general and administrative expenses increased $2,000 or 0.1%, primarily due to the restructuring charge, offset by the decrease in bad debt expense. The restructuring will result in annual payroll savings of approximately $1.1 million.

Outdoor display operating income (loss) decreased $1.4 million to a loss of $59,000 in 2010 compared to income of $1.4 million in 2009, primarily as a result of the decrease in revenues, the $456,000 charge to write-off engineering software and $93,000 of restructuring costs, offset by a $233,000 decrease in bad debt expense, a $71,000 decrease in depreciation expense and a decrease in certain administrative costs. The cost of Outdoor displays represented 79.9% of related revenues in 2010 compared to 75.8% in 2009. Outdoor displays cost of equipment sales decreased $1.3 million or 10.1%, principally due to the decrease in volume. Outdoor displays cost of equipment rentals and maintenance decreased $281,000 or 11.6%, primarily due to a $209,000 decrease in field service costs to maintain the equipment and the decrease in depreciation expense. Outdoor display general and administrative expenses increased $24,000 or 0.7%, primarily due to the charge to write-off engineering software, offset by the reduction in certain administrative costs. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. The restructuring will result in annual payroll savings of approximately $0.7 million.

LED lighting operating loss was $202,000 in 2010, primarily due to the start-up expenses of this new segment.

Real estate rental operating income remained level. The cost of Real estate rental represented 24.2% of related revenues in 2010 compared to 24.9% in 2009. Real estate rental general and administrative expenses decreased slightly.

The Write-off of note receivable for 2009 represents a $2.7 million write-off of a note receivable related to the former Norwalk, Connecticut facility the Company sold in 2004.

Corporate general and administrative expenses decreased $848,000 or 20.7%. The 2010 corporate general and administrative expenses include a reduction of $327,000 in the Canadian currency exchange loss. Reductions in audit, insurance and medical expenses and payroll also contributed to the decrease this year.
The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs.

Net interest expense decreased $102,000 or 6.0%, primarily due to scheduled payments of long-term debt as well as a reduction in the outstanding balance of the revolving credit facility for most of 2010 as compared to 2009.

The effective tax (rate) benefit for the years ended December 31, 2010 and 2009 was 0.3% and (0.6%), respectively. Both the 2010 and 2009 tax rates are being affected by the valuation allowance on the Company's deferred tax assets as a result of reporting pre-tax losses. The income tax expense relates to the Company's Canadian subsidiary.


Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss from continuing operations of $7.1 million in 2010 and has a working capital deficiency of $17.6 million as of December 31, 2010. The 2010 results include a $1.1 million restructuring charge related to the relocation of the manufacturing of the indoor display equipment from Connecticut to Iowa as further discussed in Note 3
- Plan of Restructuring, and a $456,000 charge to write-off engineering software. As further discussed in Note 13 - Long-Term Debt, the Company did not make the December 1, 2009 and 2010 required sinking fund payments of $105,700 each, and did not make the June 1, 2010 and December 1, 2010 interest payments of $50,200 each on its 9 1/2% Subordinated debentures (the "Debentures"). In addition, the Company did not make the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8 1/4% Limited convertible senior subordinated notes (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts on the Credit Agreement. As such, all outstanding debt has been classified as Current portion of long-term debt in the Consolidated Balance Sheets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at December 31, 2010), which matures May 1, 2011. In August 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amended the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and removed the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 quarters. As of December 31, 2010, the Company has drawn $4.1 million against the revolving loan facility, of which $0.2 million was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not of not more than 50% and a $1.0 million cap on capital expenditures. As of December 31, 2010, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the senior debt coverage ratio of not less than 1.25 to 1.0 (-0.25 to 1.0 at December 31, 2010). The Company is in discussion with the senior lender to waive the non-compliance, but has not been granted as of March 31, 2011. In addition, the senior lender has waived the default with respect to each of the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or either of the trustees thereunder declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On March 1, 2010, the Company refinanced its existing mortgage on its facility located in Des Moines, Iowa. The refinancing was for $650,000 at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015. The Company used proceeds of $390,000 to settle the prior debt and used the $260,000 balance for working capital needs.

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2010, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a mortgage on the land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010. The financing was for $100,000 at a fixed rate of interest of 7.80%, payable in monthly interest only payments, which was due to mature on February 25, 2012.

The Company has generated cash provided by operating activities from operations of $1.7 million and $5.0 million for the years ended December 31, 2010 and 2009, respectively. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the closing of the Stratford, Connecticut indoor display manufacturing facility. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance agreements.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease and maintenance bases. The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. The Company's objective in regards to loan commitments is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on May 1, 2011, and the Company is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such senior lenders or others with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives. If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on May 1, 2011, the senior lender has the right to declare all amounts outstanding thereunder due and payable. If this were to occur, the Company would have difficulties meeting its obligations in the normal course of business. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements. Management believes that based on its actions taken, current cash resources and cash provided by continuing operations it will have difficulty funding continuing operations and its current obligations over the next twelve months.

The Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.

In addition, the Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have has not been waived.

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waiver of the minimum funding standard for its defined benefit plan. The waiver requests were submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively. If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits; such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. At this time, the Company is hoping to make its required contributions for the 2011 plan year; however there is no assurance that the Company will be able to make all payments.

Cash and cash equivalents decreased $143,000 in 2010. The decrease was primarily attributable to the investment in equipment for rental of $1.3 million, the investment in property, plant and equipment of $0.2 million and scheduled payments of long-term debt of $0.8 million, offset by cash provided by operating activities of $1.7 million, the net proceeds from mortgage borrowings of $0.3 million and borrowing on the revolving loan facility of $0.1 million. The current economic environment has increased the Company's trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continues to be favorable.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its consolidated financial statements on a going concern basis. While we have prepared our consolidated financial statements on a going concern basis, the continuing losses and uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the potential of the senior lender accelerating the payments on the Credit Agreement due to an event of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this annual report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty. The Company's independent registered public accounting firm has issued an opinion on our consolidated financial statements that includes a description of the Company's going concern issues.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company's long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2010 until the underlying debts mature.

The following table summarizes the Company's fixed cash obligations as of December 31, 2010 over the next five fiscal years:

<CAPTIONS>
---------------------------------------------------------------------------------
In thousands                                       2011    2012  2013  2014  2015
---------------------------------------------------------------------------------
Long-term debt, including interest              $18,123  $1,979  $ 89  $ 89  $400
Employment and consulting agreement obligations     550     226   195   195     -
Operating lease payments                            290     185    77     -     -
                                                ---------------------------------
Total                                           $18,963  $2,390  $361  $284  $400
---------------------------------------------------------------------------------

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 13 to the consolidated financial statements. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $69,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $337,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2010.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

<CAPTIONS>
--------------------------------------------------------------------------------------
In thousands, except per share data    Years ended December 31        2010        2009
--------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                                $ 8,561    $  9,790
  Equipment sales                                                   15,515      18,513
  Real estate rentals                                                  231         245
                                                                   -------------------
    Total revenues                                                  24,307      28,548
                                                                   -------------------
Cost of revenues:
  Cost of equipment rentals and maintenance                          7,304       8,358
  Cost of equipment sales                                           12,912      14,290
  Cost of real estate rentals                                           56          61
                                                                   -------------------
    Total cost of revenues                                          20,272      22,709
                                                                   -------------------
Gross profit from operations                                         4,035       5,839
General and administrative expenses                                 (8,483)    (10,191)
Restructuring costs                                                 (1,078)          -
                                                                   -------------------
Operating loss                                                      (5,526)     (4,352)
Interest expense, net                                               (1,591)     (1,693)
Write off note receivable, net                                           -      (2,696)
                                                                   -------------------
Loss from continuing operations before income taxes                 (7,117)     (8,741)
Income tax benefit (expense)                                            19         (54)
                                                                   -------------------
Loss from continuing operations                                     (7,098)     (8,795)
Income from discontinued operations                                     62           -
                                                                   -------------------
Net loss                                                           $(7,036)   $ (8,795)
                                                                   ===================

Loss per share continuing operations - basic and diluted           $ (2.91)   $  (3.81)
Earnings per share discontinued operations - basic and diluted        0.02           -
                                                                   -------------------
Total loss per share - basic and diluted                           $ (2.89)   $  (3.81)
                                                                   ===================

Weighted average common shares outstanding - basic and diluted       2,437       2,311
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

<CAPTIONS>
--------------------------------------------------------------------------------------
In thousands, except share data                       December 31      2010       2009
--------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $    398    $   541
  Cash in escrow                                                          -        403
  Receivables, less allowance of $1,326 - 2010 and $1,393 - 2009      2,970      1,743
  Unbilled receivables                                                   11         29
  Inventories                                                         4,852      5,149
  Prepaids and other                                                    531        619
  Current assets associated with discontinued operations (Note 4)         1         55
                                                                   -------------------
    Total current assets                                              8,763      8,539
                                                                   -------------------
Rental equipment                                                     50,229     58,164
  Less accumulated depreciation                                      30,173     34,015
                                                                   -------------------
                                                                     20,056     24,149
                                                                   -------------------
Property, plant and equipment                                         6,840      7,206
  Less accumulated depreciation                                       4,571      4,667
                                                                   -------------------
                                                                      2,269      2,539
Asset held for sale                                                     920        920
Goodwill                                                                810        810
Other assets                                                            624        926
                                                                   -------------------
TOTAL ASSETS                                                       $ 33,442    $37,883
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  2,459    $ 1,410
  Accrued liabilities                                                 7,555      5,658
  Current portion of long-term debt                                  16,378     16,990
  Liabilities associated with discontinued operations (Note 4)            -        487
                                                                   -------------------
    Total current liabilities                                        26,392     24,545
Long-term debt:
  Notes payable                                                       2,335      2,193
Deferred pension liability and other                                  4,685      3,852
                                                                   -------------------
    Total liabilities                                                33,412     30,590
                                                                   -------------------
Stockholders' equity:
  Common - $1 par value - 5,500,000 shares authorized,
    2,826,424 common shares issued in 2010 and in 2009                2,827      2,827
  Additional paid-in-capital                                         14,279     14,657
  Accumulated deficit                                               (12,025)    (4,989)
  Accumulated other comprehensive loss                               (1,988)    (1,739)
                                                                   -------------------
                                                                      3,093     10,756
  Less treasury stock - at cost - 383,596 common shares
    in 2010 and 433,596 common shares in 2009                         3,063      3,463
                                                                   -------------------
    Total stockholders' equity                                           30      7,293
                                                                   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 33,442    $37,883
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

<CAPTIONS>
--------------------------------------------------------------------------------------------
In thousands                                   Years ended December 31       2010       2009
--------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                  $(7,036)   $(8,795)
Income from discontinued operations                                            62          -
                                                                          ------------------
  Loss from continuing operations                                          (7,098)    (8,795)
Adjustment to reconcile loss from continuing operations
  to net cash provided by operating activities:
  Depreciation and amortization                                             5,303      5,983
  Write-off of note receivable, net                                             -      2,686
  Non-cash restructuring costs                                                480          -
  Write-off of engineering software, net                                      456          -
  Amortization of restricted Common Stock                                      21          -
  Changes in operating assets and liabilities:
    Receivables                                                            (1,209)     2,942
    Inventories                                                               297      1,443
    Prepaids and other assets                                                 248      1,324
    Accounts payable and accrued liabilities                                2,822     (1,723)
    Deferred pension liability and other                                      400      1,121
                                                                          ------------------
      Net cash provided by operating activities of continuing operations    1,720      4,981
                                                                          ------------------
Cash flows from investing activities
Equipment manufactured for rental                                          (1,264)    (2,456)
Purchases of property, plant and equipment                                   (161)      (186)
Proceeds from sale of property, plant and equipment                             -         18
Proceeds from sale of available-for-sale securities                             -        135
                                                                          ------------------
      Net cash used in investing activities of continuing operations       (1,425)    (2,489)
                                                                          ------------------
Cash flows from financing activities
Payments of long-term debt                                                 (1,300)    (3,407)
Proceeds from long-term debt                                                  830          -
                                                                          ------------------
      Net cash used in financing activities of continuing operations         (470)    (3,407)
                                                                          ------------------
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations               32         34
                                                                          ------------------
      Net cash provided by discontinued operations                             32         34
                                                                          ------------------
Net decrease in cash and cash equivalents                                    (143)      (881)
Cash and cash equivalents at beginning of year                                541      1,422
                                                                          ------------------
Cash and cash equivalents at end of year                                  $   398    $   541
--------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Interest paid                                                             $   538    $ 1,523
Income taxes paid                                                               -          9
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

<CAPTIONS>
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Retained   Accumulated    Total
                                                                               Add'l               Earnings         Other   Stock-
In thousands, except share data                  Common Stock       Class B   Paid-in Treasury (Accumulated Comprehensive holders'
For the two years ended December 31, 2010        Shares    Amt   Shares   Amt Capital    Stock     Deficit) Income (Loss)   Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2009                       2,453,591 $2,453  286,814 $ 287 $14,741  $(3,463)    $  3,806       $(3,377) $14,447
Net loss                                              -      -        -     -       -        -       (8,795)            -   (8,795)
Stock option compensation expense                     -      -        -     -       3        -            -             -        3
Exchange Class B Stock for Common Stock         372,833    374 (286,814) (287)    (87)       -            -             -        -
Other comprehensive income, net of tax:
  Unrealized foreign currency translation             -      -        -     -       -        -            -           503      503
  Change in unrecognized pension cost                 -      -        -     -       -        -            -         1,135    1,135
                                              ------------------------------------------------------------------------------------
Balance December 31, 2009                     2,826,424  2,827        -     -  14,657   (3,463)      (4,989)       (1,739)   7,293
Net loss                                              -      -        -     -       -        -       (7,036)            -   (7,036)
Issuance of restricted Common Stock
  (50,000 shares)                                     -      -        -     -    (400)     400            -             -        -
Amortization of restricted Common Stock               -      -        -     -      21        -            -             -       21
Stock option compensation expense                     -      -        -     -       1        -            -             -        1
Other comprehensive income (loss), net of tax:
  Unrealized foreign currency translation             -      -        -     -       -        -            -           184      184
  Change in unrecognized pension cost                 -      -        -     -       -        -            -          (433)    (433)
                                              ------------------------------------------------------------------------------------
Balance December 31, 2010                     2,826,424 $2,827        - $   - $14,279  $(3,063)    $(12,025)      $(1,988) $    30
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

<CAPTIONS>
-------------------------------------------------------------------------
In thousands                 Years ended December 31      2010       2009
-------------------------------------------------------------------------
Net loss                                               $(7,036)   $(8,795)
                                                       ------------------
Other comprehensive (loss) income:
  Unrealized foreign currency translation gain             184        503
  Change in unrecognized pension costs                    (433)     1,135
                                                       ------------------
Total other comprehensive (loss) income, net of tax       (249)     1,638
                                                       ------------------
Comprehensive loss                                     $(7,285)   $(7,157)
-------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading manufacturer and supplier of programmable electronic information displays and owner/operator of a rental property. In addition, the Company entered the LED lighting business during 2010.

Principles of consolidation: The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated in consolidation.

Discontinued operations. On June 26, 2008, the Board of Directors approved the sale of the assets of the Entertainment Division. As a result of the sale, the Company has accounted for the Entertainment Division as discontinued operations. See Note 4 - Discontinued Operations.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligation, benefit plans, contingencies and litigation.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable: Receivables are carried at net realizable value. Credit is extended based on an evaluation of each customer's financial condition; collateral is generally not required. Reserves for uncollectible accounts receivable are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

<CAPTIONS>
---------------------------------------------
In thousands                    2010     2009
---------------------------------------------
Balance at beginning of year  $1,393   $  926
  Provisions                      92    1,118
  Deductions                    (159)    (651)
                              ---------------
Balance at end of year        $1,326   $1,393
---------------------------------------------

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

The estimated useful lives are as follows:

<CAPTIONS>
------------------------------------------
                                    Years
------------------------------------------
Rental equipment                    5 - 15
Buildings and improvements         10 - 40
Machinery, fixtures and equipment   3 - 15
Leaseholds and improvements              5
------------------------------------------

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

Asset held for sale: Asset held for sale consists of land located in Silver City, New Mexico.

Goodwill and intangibles: Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis and deferred financing costs are amortized over the life of the related debt of two to three years. Total goodwill is $810,000, of which $744,000 relates to the Outdoor display segment and $66,000 relates to the Indoor display segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. Changes in the assumptions used could materially impact the fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances. The Company uses the income and the market approach when testing for goodwill impairment. The Company weighs these approaches by using a 50% factor for the income approach and a 50% factor for the market approach. Together these two factors estimate the fair value of the reporting unit. The Company's goodwill relates to our catalog sports reporting unit. The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.0% to 6.0%. If the Company were to reduce its revenue projections on the reporting unit by 9.5% within the income approach, the fair value of the reporting unit would be below carrying value. The gross profit margins used are consistent with historical margins achieved by the Company during previous years. If there is a margin decline of 3.5% or more the model would yield results of a fair value less than carrying amount. The impairment test for goodwill is a two-step process. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole. To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy). There were no impairments of goodwill in 2010 and 2009. The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist. There were no impairments of other intangibles in 2010 or 2009.

Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in its long-lived assets if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. There were no impairments of long-lived assets in 2010 or 2009.

Revenue recognition: Revenue from rental of equipment and revenue from maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years. At December 31, 2010, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2018 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $14,273,000 was as follows: $6,454,000 - 2011, $3,792,000 - 2012, $2,574,000 - 2013, $832,000 - 2014, $426,000 - 2015, $195,000
- thereafter. The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method. The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer. Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.
The determination of the estimated total costs is susceptible to change on these sales contracts. Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer. Real estate rentals revenue is recognized monthly on a straight-line basis during the term of the respective lease agreements.

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

The Company considers whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes. The Company's determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

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

Consideration of Subsequent Events: The Company evaluated events and transactions occurring after December 31, 2010 through the date these consolidated financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified; see Note 21 - Subsequent Events for non-recognizable events or transactions identified for disclosure.

Recent accounting pronouncements: In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASC 2010-06"). ASU 2010-06 amends ASC 820-10 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009. The Company has provided the required benefit plan asset information in Note 16 - Pension Plan.

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 is not expected to have an impact on the Company's consolidated financial statements.

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

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss from continuing operations of $7.1 million in 2010 and has a working capital deficiency of $17.6 million as of December 31, 2010. The 2010 results include a $1.1 million restructuring charge related to the relocation of the manufacturing of the indoor display equipment from Connecticut to Iowa as further discussed in Note 3 - Plan of Restructuring, and a $456,000 charge to write-off engineering software. As further discussed in Note 13 - Long-Term Debt, the Company did not make the December 1, 2009 and 2010 required sinking fund payments of $105,700 each, and did not make the June 1,

2010 and December 1, 2010 interest payments of $50,200 each on its 9 1/2% Subordinated debentures (the "Debentures"). In addition, the Company did not make the March 1, 2010, September 1, 2010 and March 1, 2011 interest payments of $417,800 each on its 8 1/4% Limited convertible senior subordinated notes (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts on the Credit Agreement. As such, all outstanding debt has been classified as Current portion of long-term debt in the Consolidated Balance Sheets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In March 2010, the senior lender agreed to extend the maturity date of the Credit Agreement to May 1, 2011 and extended payment terms on the term portion of the debt. The senior lender has retained the right to call the Credit Agreement in the event that the holders of the Debentures or the Notes demand payment. In August 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amended the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and removed the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital. The Company continues to be involved in discussions with various entities to obtain additional debt and/or equity financing including amounts that could be used to settle the Debentures and the Notes, however there can be no assurance that the Company will be successful in obtaining such financing and if it obtains such financing, how the terms of such financing will affect the Company.

The Company continues to manage a plan to improve operating results. The plan includes a joint venture agreement with a People's Republic of China company to establish a cooperative venture limited liability company in the People's Republic of China to engage in research, engineering, development, manufacturing, sale and distribution of LED lamps, LED digital signage and LED lighting or similar products. The Company is pursuing new business opportunities in the LED lighting market with energy-saving lighting solutions and supplementing our established digital display and signage businesses with a highly flexible, cost-efficient and creative means for facilities to enhance their environments with LED lighting. The Company intends to feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Company continues to seek ways to reduce costs of components used in its products and other expenses to improve sales margins, and continues to look at ways to lower overhead costs, such as compensation and benefits. The plan includes partnering with an LED supplier and offering several new high resolution LED large screen systems. There can be no assurance that the Company will achieve higher sales, improved margins or lower costs.

Because the Credit Agreement is secured by substantially all of the Company's eligible accounts receivable, inventory and other assets, management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations during the period of time when it is required to repay amounts outstanding under the Credit Agreement. Further, if the Company is unable to obtain waivers or cure the defaults on the Debentures and the Notes, the Debentures and the Notes could be called and be immediately due. Such notice would trigger a default in the Credit Agreement. If the Credit Agreement, Debentures and Notes are called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company. If the debt is called and new financing cannot be arranged, it is unlikely the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 13 - Long-Term Debt for further details.


3.  Plan of Restructuring

In the second quarter of 2010, the Company took certain actions to reduce operating costs. These actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility. The 2010 results include a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Consolidated Statements of Operations. We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2010 and the remaining accrued balance of restructuring costs as of December 31, 2010, which is included in Accrued liabilities in the Consolidated Balance Sheets.

<CAPTIONS>
-----------------------------------------------------------------
                                       Payments and       Balance
                                              Other  December 31,
In thousands                Provision   Adjustments          2010
-----------------------------------------------------------------
Severance costs (1)            $  310          $310          $  -
Facility closing  costs (2)       509           294           215
Other fees                        259           165            94
                               ----------------------------------
                               $1,078          $769          $309
-----------------------------------------------------------------

(1) Represents salaries for employees separated from the Company.

(2) Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows by reportable segment, the restructuring costs incurred during 2010 and the remaining accrued balance of restructuring costs as of December 31, 2010.

<CAPTIONS>
-----------------------------------------------------------------
                                       Payments and       Balance
                                              Other  December 31,
In thousands                Provision   Adjustments          2010
-----------------------------------------------------------------
Indoor display                 $  985          $676          $309
Outdoor display                    93            93             -
                               ----------------------------------
                               $1,078          $769          $309
-----------------------------------------------------------------


4.  Discontinued Operations

On June 26, 2008, the Board of Directors approved the sale of substantially all of the assets of the Entertainment Division, which was consummated on July 15, 2008 for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres. Of the $0.4 million cash in escrow, $0.1 million was released to the buyer and $0.3 million was released to the Company. The escrow settlement resulted in a $62,000 gain which is in a separate line item, Income from discontinued operations, in the Consolidated Statements of Operations. The buyer assumed the operating results effective as of June 27, 2008. The Company has accounted for the Entertainment Division as discontinued operations.


5.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. The Company's money market funds and the cash surrender value of life insurance had carrying amounts of $5,000 and $71,000 at December 31, 2010, respectively, and $24,000 and $79,000 at December 31, 2009, respectively. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items. The fair value of the Company's Notes and Debentures, using observable inputs, was $1.2 million and $0.1 million at December 31, 2010, respectively, and $4.9 million and $0.6 million at December 31, 2009, respectively. The fair value of the Company's remaining long-term debt approximates its carrying value of $7.5 million and $8.0 million at December 31, 2010 and December 31, 2009, respectively.


6.  Inventories

Inventories consist of the following:

<CAPTIONS>
---------------------------------
In thousands        2010     2009
---------------------------------
Raw materials     $3,948   $4,597
Work-in-progress     152      142
Finished goods       752      410
                  ---------------
                  $4,852   $5,149
---------------------------------


7.  Rental Equipment

Rental equipment consist of the following:

<CAPTIONS>
-------------------------------------------------
In thousands                       2010      2009
-------------------------------------------------
Indoor rental equipment         $34,740   $40,739
Outdoor rental equipment         15,489    17,425
                                -----------------
                                 50,229    58,164
Less accumulated depreciation    30,173    34,015
                                -----------------
Net rental equipment            $20,056   $24,149
-------------------------------------------------

All the rental equipment is pledged as collateral under the Company's credit facility.


8.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

<CAPTIONS>
---------------------------------------------------
In thousands                          2010     2009
---------------------------------------------------
Land, buildings and improvements    $2,843   $2,832
Machinery, fixtures and equipment    3,885    4,088
Leaseholds and improvements            112      286
                                    ---------------
                                     6,840    7,206
Less accumulated depreciation        4,571    4,667
                                    ---------------
Net property, plant and equipment   $2,269   $2,539
---------------------------------------------------

Land, buildings and equipment having a net book value of $2.2 million and $2.3 million at December 31, 2010 and 2009, respectively, are pledged as collateral under various mortgage and other financing agreements.


9.  Other Assets

Other assets consist of the following:

<CAPTIONS>
--------------------------------------------------------------
In thousands                                       2010   2009
--------------------------------------------------------------
Spare parts                                        $295   $450
Deferred financing costs, net of accumulated
  amortization of  $495 - 2010 and $943 - 2009      201    291
Prepaids                                             76     86
Deposits and other                                   52     99
                                                   -----------
                                                   $624   $926
--------------------------------------------------------------

Deferred financing costs relate to the issuance of the Notes, the Debentures, mortgages and other financing agreements and are being amortized over the terms of the respective agreements.


10.  Other Receivable

The Company had a $2.6 million note receivable that was due June 2008, relating to the sale/leaseback of the Company's former Norwalk, Connecticut facility in 2004. The receivable was secured by a purchase money mortgage subordinated to a $3.5 million first mortgage in favor of the purchaser's bank. The purchaser had defaulted on this payment and the Company pursued legal remedies. After the negative results of a foreclosure by sale by the first mortgagee, the Company wrote off this note receivable and related expense for a total of $2.7 million in 2009.


11.  Taxes on Income

The components of income tax benefit (expense) are as follows:

<CAPTIONS>
-----------------------------------------
In thousands                  2010   2009
-----------------------------------------
Current:
  Federal                     $ 51   $  -
  State and local                -      -
  Foreign                      (32)   (54)
                              -----------
                                19    (54)
                              -----------
Deferred:
  Federal                        -      -
  State and local                -      -
                              -----------
                                 -      -
                              -----------
Income tax benefit (expense)  $ 19   $(54)
-----------------------------------------

Loss from continuing operations before income taxes from the United States is $6.9 million and $8.0 million for the years ended December 31, 2010 and 2009, respectively. Loss from continuing operations before income taxes from Canada is $0.2 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

Income tax benefits for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

<CAPTIONS>
----------------------------------------------------------
                                              2010    2009
----------------------------------------------------------
Statutory federal income tax rate             34.0%   34.0%
State income taxes, net of federal benefit     3.8     3.6
Federal tax credit refund                     (0.7)      -
Foreign income taxed at different rates       (1.5)   (3.2)
Deferred tax asset valuation allowance       (35.2)  (34.3)
Other                                         (0.1)   (0.7)
                                             -------------
Effective income tax rate                      0.3%   (0.6%)
----------------------------------------------------------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

<CAPTIONS>
----------------------------------------------------
In thousands                         2010       2009
----------------------------------------------------
Deferred income tax asset:
  Tax credit carryforwards       $    983    $ 1,034
  Operating loss carryforwards     11,200      9,981
  Net pension costs                 2,550      2,099
  Allowance for bad debts             434        482
  Accruals                            307      1,083
  Other                               211         27
  Valuation allowance             (10,524)    (7,690)
                                 -------------------
                                    5,161      7,016
Deferred income tax liability:
  Depreciation                      4,765      6,583
  Other                               396        433
                                 -------------------
                                    5,161      7,016
                                 -------------------
Net deferred income taxes        $      -    $     -
----------------------------------------------------

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes. Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $27.9 million, which begin to expire in 2019.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company's policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any material uncertain tax positions in 2010 and 2009. The Company does not believe that the liability for uncertain tax positions will change significantly in 2011.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal or state or provincial income tax returns are under examination. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions and the 2005 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.


12.  Accrued Liabilities

Accrued liabilities consist of the following:

<CAPTIONS>
-------------------------------------------------------------------
In thousands                                          2010     2009
-------------------------------------------------------------------
Deferred revenues                                   $1,979   $1,375
Interest payable                                     1,259      332
Compensation and employee benefits                   1,188    1,207
Taxes payable                                          561      529
Restructuring costs                                    309        -
Warranty obligations                                   291      389
Current portion of pension liability (see Note 16)      84       80
Other                                                1,884    1,746
                                                    ---------------
                                                    $7,555   $5,658
-------------------------------------------------------------------

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company's estimates, revisions to increase or decrease the estimated warranty liability may be required. A summary of the warranty liabilities for each of the two years ended
December 31, 2010 is as follows:

<CAPTIONS>
-------------------------------------------
In thousands                   2010    2009
-------------------------------------------
Balance at beginning of year  $ 389   $ 489
  Provisions                     16      42
  Deductions                   (114)   (142)
                              -------------
Balance at end of year        $ 291   $ 389
-------------------------------------------


13.  Long-Term Debt

Long-term debt consists of the following:

<CAPTIONS>
---------------------------------------------------------
In thousands                               2010      2009
---------------------------------------------------------
8 1/4% Limited convertible senior
  subordinated notes due 2012           $10,129   $10,129
9 1/2% Subordinated debentures
  due 2012                                1,057     1,057
Term loan - bank secured, due in
  monthly installments through 2011         971     1,652
Revolving loan - bank secured             4,100     4,020
Real estate mortgages - secured, due
  in monthly installments through 2012    2,444     2,285
Other                                        12        40
                                        -----------------
                                         18,713    19,183
Less portion due within one year         16,378    16,990
                                        -----------------
Long-term debt                          $ 2,335   $ 2,193
---------------------------------------------------------

Payments of long-term debt due for the next five years are:

<CAPTIONS>
------------------------------------------------
In thousands      2011    2012  2013  2014  2015
------------------------------------------------
               $16,378  $1,823   $57   $61  $394
------------------------------------------------

The Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At December 31, 2010, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

The Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have not been waived. At December 31, 2010, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated Notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at December 31, 2010), which matures May 1, 2011. In August 2010, the senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $4.3 million, amended the principal repayment schedule to defer the next three monthly principal payments of $50,000 each until the maturity date and removed the senior debt coverage ratio covenant test for the June 30, 2010 and September 30, 2010 periods. As of December 31, 2010, the Company has drawn $4.1 million against the revolving loan facility, of which $0.2 million was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not of not more than 50% and a $1.0 million cap on capital expenditures. As of December 31, 2010, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the senior debt coverage ratio of not less than 1.25 to 1.0 (-0.25 to 1.0 at December 31, 2010). The Company is in discussion with the senior lender to waive the non-compliance, but has not been granted as of March 31, 2011. In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On March 1, 2010, the Company refinanced it existing mortgage on its facility located in Des Moines, Iowa. The refinancing was for $650,000 at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000. The Company used proceeds of $390,000 to settle the prior debt and used the $260,000 balance for working capital needs.

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2010, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a mortgage on the land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010. The financing was for $100,000 at a fixed rate of interest of 7.80%, payable in monthly interest only payments, which was due to mature on February 25, 2012.


14.  Stockholders' Equity

During 2010 and 2009, the Board of Directors did not declare any quarterly cash dividends on the Company's Common Stock or on the Company's retired Class B Stock in order to preserve cash and pay down debt. Each share of Class B Stock was convertible at any time into one share of Common Stock and had ten votes per share, as compared to Common Stock, which has one vote per share but receives a 10% higher dividend. On December 11, 2009, the stockholders approved an amendment to the Corporation's Certificate of Incorporation to provide for the automatic conversion of each share of Class B Stock into 1.3 shares of Common Stock as provided in a Settlement Agreement approved by the United States District Court for the Southern District of New York, and accordingly no Class B Stock is outstanding at December 31, 2009 and 2010.

The Company also has 0.5 million shares of authorized and unissued capital stock designated as Preferred Stock, $1.00 par value.

Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 23,000 and 26,000 at December 31, 2010 and 2009, respectively.

On February 16, 2010, the Board granted Mr. J.M. Allain, the Company's new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vest 50% after one year and the remaining 50% after two years. The Company is recording stock compensation expense over the vesting period and as of December 31, 2010 recorded $21,000 of stock compensation expense.

Accumulated other comprehensive loss is comprised of $983,000 and $800,000 of unrealized foreign currency translation gain at December 31, 2010 and 2009, respectively, and $2,971,000 and $2,539,000 of unrecognized pension costs at December 31, 2010 and 2009, respectively.
15.  Engineering Development

Engineering development expense was $670,000 and $122,000 for the years ended 2010 and 2009, respectively, which are included in general and administrative expenses in the Consolidated Statements of Operations. The 2010 engineering development expense includes a $456,000 charge to write-off engineering software in the second quarter.


16.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company's general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2010. On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan. As a result, during 2009 the plan incurred a curtailment charge of $53,000. In addition, due to lump-sum benefit payments, the plan also incurred a settlement charge of $250,000 during 2009.

For 2010 and 2009, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan's investment performance. The Company's pension obligations for this plan exceeded plan assets by $4.6 million at December 31, 2010.

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

At December 31, 2010 and 2009, the Company's pension plan weighted average asset allocations by asset category are as follows:

<CAPTIONS>
----------------------------------------------
                                  2010    2009
----------------------------------------------
Guaranteed investment contracts   36.1%   40.4%
Equity and index funds            63.2    49.1
Bonds                              0.4     1.9
Money market funds                 0.3     8.6
                                 -------------
                                 100.0%  100.0%
----------------------------------------------

Bonds include $18,000 and $102,000 of the Company's Debentures for 2010 and 2009, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair value of these assets are determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds, equity and index funds using quoted market prices, a Level 1 or an observable input, the guaranteed investment contracts and bonds, a Level 2 based on observable inputs and quoted prices in markets that are not active. The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management's estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2010:

<CAPTIONS>
------------------------------------------------------------------
In thousands                     Level 1  Level 2  Level 3   Total
------------------------------------------------------------------
Guaranteed investment contracts   $    -   $1,908      $ -  $1,908
Equity and index funds             3,344        -        -   3,344
Bonds                                  -       18        -      18
Money market funds                    17        -        -      17
                                  --------------------------------
                                  $3,361   $1,926      $ -  $5,287
------------------------------------------------------------------

The funded status of the plan as of December 31, 2010 and 2009 is as follows:

<CAPTIONS>
--------------------------------------------------------------------
In thousands                                          2010      2009
--------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at beginning of year  $ 9,252   $ 9,905
Interest cost                                          539       571
Settlement/curtailment charges                           -      (416)
Actuarial loss                                         662       159
Benefits paid                                         (541)     (967)
                                                   -----------------
Projected benefit obligation at end of year          9,912     9,252
                                                   -----------------

Change in plan assets:
Fair value of plan assets at beginning of year       5,441     5,430
Actual return on plan assets                           340       725
Company contributions                                   47       253
Benefits paid                                         (541)     (967)
                                                   -----------------
Fair value of plan assets at end of year             5,287     5,441
                                                   -----------------

Funded status (underfunded)                        $(4,625)  $(3,811)
                                                   =================

Amounts recognized in other
  accumulated comprehensive loss:

Net actuarial loss                                 $ 4,456   $ 4,023
Unrecognized prior service cost                          -         -
                                                   -----------------
                                                   $ 4,456   $ 4,023
                                                   =================
Weighted average assumptions as of December 31:
Discount rate:
  Components of cost                                  5.75%     6.25%
  Benefit obligations                                 6.00%     6.00%
Expected return on plan assets                        8.00%     8.00%
Rate of compensation increase                          N/A       N/A
--------------------------------------------------------------------

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

In 2011, the Company expects to amortize $347,000 of actuarial losses to pension expense. The accumulated benefit obligation at December 31, 2010 and 2009 was $9.9 million and $9.3 million, respectively. The minimum required contribution for 2011 is expected to be $84,000, which is included in Accrued liabilities in the Consolidated Balance Sheets. The long-term pension liability is $4.5 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets. In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan. The waiver requests were submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively. If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits; such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. At this time, the Company is hoping to make its required contributions for the 2011 plan year; however there is no assurance that the Company will be able to make all payments.

Expected projected benefit payments due for the next five years are:

<CAPTIONS>
--------------------------------------------
In thousands    2011  2012  2013  2014  2015
--------------------------------------------
                $931  $564  $396  $598  $644
--------------------------------------------

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2010:

<CAPTIONS>
--------------------------------------------------
In thousands                          2010    2009
--------------------------------------------------
Interest cost                        $ 539   $ 571
Expected return on plan assets        (416)   (428)
Amortization of prior service cost       -       6
Amortization of net actuarial loss     306     273
Settlement/curtailment charges           -     303
                                     -------------
Net periodic pension cost            $ 429   $ 725
--------------------------------------------------

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2010 and 2009:

<CAPTIONS>
----------------------------------------------
In thousands                     2010     2009
----------------------------------------------
Balance at beginning of year   $4,023   $5,158
Net actuarial loss (gain)         738     (553)
Recognized loss                  (305)    (273)
Settlement charge                   -     (250)
Curtailment charge                  -      (53)
Recognized prior service cost       -       (6)
                               ---------------
Balance at end of year         $4,456   $4,023
----------------------------------------------

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer. During 2009 the Company accrued $0.5 million for such benefits. The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.


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

Changes in the stock option plans are as follows:

<CAPTIONS>
--------------------------------------------------------------------
                                                            Weighted
                                                             Average
                                  Number of Shares          Exercise
                           Authorized   Granted  Available     Price
--------------------------------------------------------------------
Balance January 1, 2009        44,000    33,500     10,500     $5.22
Expired                        (5,000)  (11,500)     6,500      5.18
Granted                             -     4,000     (4,000)     0.91
                               ---------------------------
Balance December  31, 2009     39,000    26,000     13,000      4.57
Expired                             -    (3,000)     3,000      5.03
Granted                             -         -          -         -
                               ---------------------------
Balance December  31, 2010     39,000    23,000     16,000      4.51
--------------------------------------------------------------------

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant. Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee's termination of employment. At December 31, 2010, options for 7,500 shares with exercise prices ranging from $6.10 to $7.00 per share were outstanding, all of which were exercisable. During 2010, no options were exercised, granted or expired. During 2009, no options were exercised or granted, and options for 5,000 shares expired. No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant. No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2010, options for 5,500 shares with exercise prices ranging from $0.65 to $6.25 per share were outstanding, all of which were exercisable. During 2010, no options were granted, and options for 3,000 shares expired; no options were exercised. During 2009, options for 4,000 shares were granted with exercise prices ranging from $0.65 to $1.10 per share, and options for 6,500 shares expired; no options were exercised.

Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant. At December 31, 2010, the options for 10,000 shares with an exercise price of $4.025 were outstanding and exercisable. During 2010 and 2009, no options were exercised, granted or expired.

The following tables summarize information about stock options outstanding at December 31, 2010:

<CAPTIONS>
---------------------------------------------------------------
                                Weighted
                                 Average   Weighted
Range of                       Remaining    Average   Aggregate
Exercise            Number   Contractual   Exercise   Intrinsic
Prices         Outstanding          Life      Price       Value
---------------------------------------------------------------
$0.65 - $1.99        3,500           4.7      $0.88           -
 2.00 -  5.99       11,000           1.0       4.01           -
 6.00 -  6.99        3,500           1.3       6.14           -
 7.00 -  7.99        5,000           3.3       7.00           -
                    ------                              -------
                    23,000           2.1       4.51           -
---------------------------------------------------------------

<CAPTIONS>
---------------------------------------------------------------
                                           Weighted
Range of                                    Average   Aggregate
Exercise            Number                 Exercise   Intrinsic
Prices         Exercisable                    Price       Value
---------------------------------------------------------------
$0.65 - $1.99        3,500                    $0.88           -
 2.00 -  5.99       11,000                     4.01           -
 6.00 -  6.99        3,500                     6.14           -
 7.00 -  7.99        5,000                     7.00           -
                    ------                              -------
                    23,000                     4.51           -
---------------------------------------------------------------

All outstanding option prices are substantially over the current market price. As of December 31, 2010, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

No options were granted in 2010. The estimated fair value of options granted during 2009 was $0.56 per share. The fair value of options granted under the Company's stock option plans during 2009 was estimated on dates of grant using the Black-Scholes model with the following weighted average assumptions used:

<CAPTIONS>
----------------------------------------------
                                          2009
----------------------------------------------
Dividend yield                               -
Expected volatility                     120.94%
Risk free interest rate                   4.56%
Expected lives of option grants (years)    4.0
----------------------------------------------


18.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In years when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after convertible debt conversion and stock options vested under the treasury stock method. At December 31, 2010 and 2009, there were outstanding stock options to purchase 23,000 and 22,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


19.  Commitments and Contingencies

Commitments: The Company has employment agreements with certain executive officers, which expire at various dates through February 2012, and a consulting agreement with a private consulting company owned by the family of a certain former board member who is a former officer of the Company and performed the consulting services on behalf of the consulting company, which expires December 2014. At December 31, 2010, the aggregate commitment for future salaries and consulting fees, excluding bonuses, was approximately $1.2 million. Contractual salaries/consulting expense was $939,000 and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Operating leases: Certain premises are occupied under operating leases that expire at varying dates through 2013. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. Future minimum lease payments due under operating leases at December 31, 2010 aggregating $552,000 are as follows: $290,000 - 2011, $185,000 - 2012, $77,000 - 2013, $0 - 2014, $0
- 2015. Rent expense was $395,000 and $629,000 for the years ended December 31, 2010 and 2009, respectively.


20.  Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available, and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income. The Company's operations are managed in four reportable business segments. The Display Division comprises two operating segments:
Indoor display and Outdoor display. Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays. Both operating segments are conducted on a global basis, primarily through operations in the United States. The Company also has operations in Canada. The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve. The new LED lighting segment intends to sell energy-saving lighting solutions that provide facilities and public infrastructure with "green" lighting solutions that emit less heat, save energy and enable creative designs. The Real estate rental segment owns and operates an income-producing property. Segment operating (loss) income is shown after cost of revenues and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Foreign revenues represent 11% of the Company's revenues and are presented in the following table. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins. Foreign assets are immaterial.

Information about the Company's continuing operations in its four business segments as of December 31, 2010 and 2009 and for the two years ended December
31, 2010 is as follows:

<CAPTIONS>
----------------------------------------------------------------
In thousands                                      2010      2009
----------------------------------------------------------------
Revenues:
  Indoor display                               $ 6,937   $ 8,163
  Outdoor display                               17,139    20,140
  LED lighting                                       -         -
  Real estate rental                               231       245
                                               -----------------
Total revenues                                 $24,307   $28,548
                                               -----------------
Operating (loss) income:
  Indoor display                               $(2,185)  $(1,807)
  Outdoor display                                  (59)    1,384
  LED lighting                                    (202)        -
  Real estate rental                               165       164
Corporate general and administrative expenses   (3,245)   (4,093)
                                               -----------------
Total operating loss                            (5,526)   (4,352)
Interest expense, net                           (1,591)   (1,693)
Write-off of note receivable, net                    -    (2,696)
                                               -----------------
Loss from continuing operations
  before income taxes                           (7,117)   (8,741)
Income tax benefit (expense)                        19       (54)
                                               -----------------
Net loss from continuing operations            $(7,098)  $(8,795)
----------------------------------------------------------------
Assets:
  Indoor display                               $15,708   $18,204
  Outdoor display                               15,566    16,889
  LED lighting                                       -         -
  Real estate rental                             1,769     1,791
  Discontinued operations                            1        55
                                               -----------------
Total identifiable assets                       33,044    36,939
General corporate                                  398       944
                                               -----------------
Total assets                                   $33,442   $37,883
                                               -----------------
Depreciation and amortization:
  Indoor display                               $ 3,846   $ 4,365
  Outdoor display                                1,286     1,359
  LED lighting                                       -         -
  Real estate rental                                43        49
  General corporate                                128       210
                                               -----------------
Total depreciation and amortization            $ 5,303   $ 5,983
                                               -----------------
Capital expenditures:
  Indoor display                               $ 1,046   $ 1,667
  Outdoor display                                  368       968
  LED lighting                                       -         -
  Real estate rental                                 -         7
  General corporate                                 11         -
                                               -----------------
Total capital expenditures                     $ 1,425   $ 2,642
----------------------------------------------------------------
Geographic revenues:
  United States                                $21,578   $26,412
  Canada                                         1,769     1,456
  Elsewhere                                        960       680
                                               -----------------
Total Revenues                                 $24,307   $28,548
----------------------------------------------------------------


21.  Subsequent Events

The Company has not remitted the March 1, 2011 semi-annual interest payment on the Notes to the trustee. See Note 13 - Long-Term Debt.

Subsequent to the end of the year, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan. See Note 16 - Pension Plan.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trans-Lux Corporation
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of Trans-Lux Corporation as of December 31, 2010 and the related consolidated statement of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Further, the Company is in default of the indenture agreements governing its outstanding 9 1/2% Subordinated debentures due 2012 (the "Debentures") and its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Melville, NY
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trans-Lux Corporation

We have audited the accompanying consolidated balance sheet of Trans-Lux Corporation and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. In 2009, the Company had a loss from continuing operations of $8.8 million and has a working capital deficiency of $16.0 million as of December 31, 2009. Further, the Company is in default of the indenture agreements governing its outstanding 9 1/2% Subordinated debentures (the "Debentures") and its 8 1/4% Limited convertible senior subordinated notes (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ UHY LLP

Hartford, Connecticut
April 15, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2010.

      (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      (c) Management's Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

          The Company's management assessed its internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
          (COSO). Management, including the Company's Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company's internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

<CAPTIONS>
-------------------------------
Name                        Age
-------------------------------
Glenn J. Angiolillo          57
Jean Firstenberg +           75
Howard S. Modlin             79
Michael R. Mulcahy           62
George W. Schiele            79
Angela D. Toppi              55
Salvatore J. Zizza +         65
-------------------------------

+ Member of the Audit Committee

Directors:

Glenn J. Angiolillo has served as a director since 2009 when he was elected an independent director. Mr. Angiolillo is currently President of GJA Corp., a consulting and advisory firm specializing in wealth management since 1998; a Director of LICT Corp., formerly known as Lynch Interactive Corp.; Director of NYMagic, Inc.; and a Director of Gaylord Entertainment Co. Previously, Mr. Angiolillo was a partner and member of the Management Committee in the law firm of Cummings & Lockwood where he concentrated in the areas of corporate law, mergers and acquisitions and banking and finance. Mr. Angiolillo was elected a director in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Company's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. Mr. Angiolillo's experience and service to other boards of directors allows him to make valuable contributions to the Board.

Jean Firstenberg has served as a director since 1989 when she was elected an independent director. Ms. Firstenberg is President Emerita and a member of the Board of Trustees of the American Film Institute. She was President and Chief Executive Officer of the American Film Institute from 1980 to 2007. She is Chair of the Citizen's Stamp Advisory Committee; a member of the Board of Trustees of Women's Sports Foundation; and was formerly a Trustee of Boston University. As President and Chief Executive Officer of the American Film Institute for 27 years, Ms. Firstenberg brings valuable insight into the operational requirements and strategic planning process of a company. In addition, Ms. Firstenberg's more than 20 years of experience as a Director of Trans-Lux and her prior role as Chairperson of the Audit Committee gives her a deep understanding of the Company and its operations.

Howard S. Modlin has served as a director since 1975 and is an attorney and President of the firm Weisman Celler Spett & Modlin, P.C.; and Chairman and Chief Executive Officer of General DataComm Industries, Inc. Previously, Mr. Modlin was a Director of Fedders Corporation. Mr. Modlin's extensive legal background and role as Chairman and Chief Executive Officer of General DataComm Industries brings valuable insight into the operational requirements and strategic planning process of a company. In addition, Mr. Modlin's extensive experience and his more than 35 years of service on the Board make him a valuable Director. In addition, Mr. Modlin also serves as Chairman of the Compensation Committee.

Michael R. Mulcahy has served as a director since 2002 and was the President and Chief Executive Officer of Trans-Lux Corporation until his retirement on December 31, 2009. He was formerly Co-Chief Executive Officer of Trans-Lux Corporation. Mr. Mulcahy spent over 42 years employed at Trans-Lux and was involved with numerous organization changes, including those initiated while he was President and Chief Executive Officer, which gives him a deep knowledge and insight of the Company. His service as both a Director and in management makes him well qualified to serve as a Director.

George W. Schiele has served as a director since 2009 when he was elected an independent director. In September 2010, Mr. Schiele was elected by the Board to serve as Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Schiele is currently President of George W. Schiele, Inc., a holding company; President and Trustee of LAL Family Partners LP; President and Trustee of 4003 Corporation; a Director of Connecticut Innovations, Inc. and Chairman of its Investment Committee; and a Director and Executive Board member of The Yankee Institute. Mr. Schiele was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Company's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. Mr. Schiele's experience and service to other boards of directors allows him to make valuable contributions to the Board.

Angela D. Toppi has served as a director since 2009 and has been Executive Vice President, Treasurer, Secretary and Chief Financial Officer of Trans-Lux Corporation for the past nine years. Ms. Toppi's extensive leadership experience at Trans-Lux for over 24 years of service and involvement with numerous restructuring and organizational transactions gives her a deep understanding of the Company. Ms. Toppi is a Certified Public Accountant. As Chief Financial Officer, Ms. Toppi provides valuable insight to the Board.

Salvatore J. Zizza has served as a director since 2009 when he was elected an independent director. In September 2010, Mr. Zizza was elected by the Board to serve as Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation. Mr. Zizza is currently the Chairman of Zizza & Co. Ltd.;
Chairman of Metropolitan Paper Recycling; Chairman of Bethlehem Advanced Materials; a Director of Hollis-Eden Pharmaceuticals; and a Director of several of the Gabelli open and closed-end funds, including The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund, The Gabelli Utility Trust Fund, The Gabelli Global Multimedia Trust, The Gabelli Equity Series Fund, The Gabelli Dividend and Income Trust, The Gabelli Gold Fund, The Gabelli International Growth Fund, The Gabelli Global Gold & Natural Resources Fund, and the GAMCO Westwood Funds. Previously, Mr. Zizza was a Director of Earl Scheib, Inc. Mr. Zizza was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Company's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. Mr. Zizza's extensive experience and service to numerous other boards of directors allows him to provide valuable contributions to the Board. In addition, Mr. Zizza also serves as Chairman of the Audit Committee.

Meetings of the Board of Directors and Certain Committees:

During 2010, the Board of Directors held 11 meetings. All directors attended 75% or more of such meetings and of the meetings of the committees of which they were members. The Company does not have a formal policy regarding directors' attendance at annual stockholders meetings. Nevertheless, the Company strongly encourages and prefers that directors attend regular and special Board meetings as well as the annual meeting of stockholders in person, although attendance by teleconference is considered acceptable. The Company recognizes that attendance of the Board members at all meetings may not be possible, and excuses absences for good cause.

Non-employee directors are due to receive an annual fee of $2,800, as well as $800 for each meeting of the Board attended ($400 for telephonic meetings), while employee directors are due to receive an annual fee of $1,360 and $320 for each meeting of the Board attended ($160 for telephonic meetings). Mr. Gene Jankowski, the former Chairman, received an annual fee of $1,600 as Chairman of the Board, Mr. Angiolillo, the former interim Chairman of the Board, received a fee of $15,000 and Mr. Victor Liss, the former Vice Chairman, received an annual fee of $200 as Vice Chairman of the Board. Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company. During 2010, the Board has deferred payment of their fees.

Corporate Governance Policies and Procedures

The Board of Directors has adopted a Code of Business Conduct and Ethics Guidelines that applies specifically to Board Members and Executive Officers. The Code is designed to promote compliance with applicable laws and regulations, and to promote honest and ethical conduct, including full, fair, accurate and timely disclosure in reports and communications with the public. The Code is available for viewing on the Company's website at www.trans-lux.com. Any amendments to, or waivers from, the Code of Business Conduct and Ethics Guidelines will be posted on the website. In addition, the Board of Directors adopted a Whistle Blowing policy, which provides procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls and auditing matters, as well as the confidential, anonymous submission of concerns regarding questionable accounting or auditing practices.

The Company maintains the same requirements as NYSE Amex listed company's for director independence The company's Board of Directors must consist of a majority of independent directors as defined in Section 803A of such NYSE Amex Company Guide, unless the company is considered a Smaller Reporting Company as defined in Securities Exchange Act of 1934 ("Exchange Act") Rules. In accordance with the NYSE Amex Company Guide, Section 801(h), the Company is presently considered a Smaller Reporting Company, and therefore, is only required to maintain a board of directors consisting of at least 50% independent directors.

Corporate Leadership Structure

Two separate individuals serve as the Company's Chairman of the Board and Chief Executive Officer. The Chairman is not an executive officer. He provides leadership to the Board in the fulfillment of his responsibilities in presiding over Board meetings. He also presides over meetings of the stockholders. The Chief Executive Officer, who is not currently a director, is responsible for directing the operational activities of the Company.

Risk Management

Our Board and Audit Committee are actively involved in risk management. Both the Board and Audit Committee regularly review the financial position of the Company and operations of the Company and other relevant information, especially cash management and risks associated with the Company's financial position and operations.

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Company's Corporate Secretary at the Company's headquarters in Norwalk, Connecticut. The Corporate Secretary will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Angiolillo, Modlin and Schiele and Ms. Firstenberg. The Compensation Committee reviews compensation and other benefits. The Compensation Committee held one meeting in 2010. None of the members of the Compensation Committee are or have been an officer or employee of the Company. The Compensation Committee does not have a charter. There are no compensation committee interlock relationships with respect to the Company. Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Modlin, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Mr. Zizza and Ms. Firstenberg. Mr. Modlin served in an ex officio capacity until February
10, 2010, and resigned in order to comply with NYSE Amex Company Guide requirements. Each of the directors are considered "independent" as defined by the NYSE Amex Company Guide. The Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Board of Directors has determined that Mr. Zizza meets the definition of "audit committee financial expert" set forth in Item 407 of Regulation S-K, as promulgated by the Securities and Exchange Commission ("SEC"). The Audit Committee held 6 meetings in 2010. The responsibilities of the Audit Committee include the appointment of the auditors, review of the audit function and material aspects thereof with the Company's independent auditors, and compliance with Company policies and applicable laws and regulations. Members of said Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and $100 for each quarterly telephonic meeting with the independent auditors.

Nominating Committee

The Company's Nominating Committee was established at the December 11, 2009 meeting of the Board of Directors in accordance with the NYSE Amex Company Guide requirements. Previously the Company was considered a controlled company, and therefore, was not required to have a nominating committee. A written charter for the Nominating Committee has been adopted. The Committee recommends for consideration by the Board of Directors, Nominees for election of directors at the Company's Annual Meeting. Except as qualified below in connection with the settlement of a lawsuit, director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Company's business and willingness to devote time and effort to Board responsibilities. The Committee does not have a separate policy regarding diversity of the Board. Three of the directors, Glenn J. Angiolillo, George W. Schiele and Salvatore J. Zizza (the "Gamco Nominees") were elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Company's proxy statement for the December 11, 2009 Annual Meeting of Stockholders. If any of them or their replacements is unwilling or unable to serve as a director prior to the 2012 Annual Meeting of Stockholders, the Company, consistent with duties and obligations under Delaware law, shall use its best efforts to replace said director with a nominee suggested by the Gabelli parties, consisting of Gabelli Funds, LLC, Gamco Asset Management, Inc., Gabelli Cap Growth Fund, Gabelli Global Multimedia Trust, Inc., Gabelli Dividend and Income Trust and Gabelli Convertible Fund.

The members of the Nominating Committee of the Board of Directors are Messrs. Angiolillo, Schiele and Zizza and Ms. Firstenberg, each of whom is independent in accordance with the NYSE Amex Company Guide requirements. The Nominating Committee is responsible for identifying, researching and nominating directors for election by our stockholders and selecting nominees to fill vacancies on our Board of Directors or a committee of the Board. The Nominating Committee was established on December 11, 2009. During 2010, the Nominating Committee met twice to discuss, among other things, nominating the directors for election by our stockholders at our annual meeting.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee. The Board of Directors acts as the corporate governance committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company's executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company for the year ended December 31, 2010, the Company's executive officers and directors have complied with the Section 16(a) filing requirements.

Executive Officers

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

<CAPTIONS>
----------------------------------------------------------------
Name                 Office                                  Age
----------------------------------------------------------------
Jean-Marc Allain     President and Chief Executive Officer    41
Angela D. Toppi      Executive Vice President, Treasurer,     55
                     Secretary and Chief Financial Officer
Al L. Miller         Executive Vice President                 65
Karl P. Hirschauer   Senior Vice President                    65
Thomas F. Mahoney    Senior Vice President                    63
----------------------------------------------------------------

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


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis: All matters concerning executive compensation for the Chief Executive Officer and other executive officers are considered by the Company's Compensation Committee. The following paragraphs discuss the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Our compensation of executives is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations, without incurring risk-taking incentives that are reasonable likely to have a material adverse effect on the Company. Our executives' compensation has three primary components - base salary, a yearly cash incentive bonus and stock option/restricted stock awards.

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

Stock Options/Restricted Stock. We use stock options or restricted stock awards when employment agreements are entered into and/or to reward long-term performance; these options are intended to produce value for each executive if the Company's performance is outstanding and if the executive has an extended tenure and are also based on availability of options.

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

In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans and life insurance. We also provide our executive officers with severance and certain additional benefits in the event of a change of control of the Company, as described in more detail below. However, for the first time the Company, as an inducement to Mr. Allain to enter into an employment contract, granted him 50,000 restricted shares of Common Stock, of which 50% vested on February 16, 2010 and the remaining 50% will vest on February 16, 2011, provided Mr. Allain is employed by the Company on that date.

We account for the equity compensation expense for our employees under FASB Accounting Standards Codification Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. No stock options were awarded during 2010 to any employees, and therefore, the Company did not record any related compensation expense. There are no stock option plans currently in effect providing for the grant of new options to employees.

Cash Incentive Bonuses. Yearly cash incentive bonuses for our executives are established as part of their respective individual employment agreements. Each of these employment agreements provides that the executive will receive a cash incentive bonus determined in the discretion of our Board of Directors, based upon the financial performance of the Company. These criteria are established by the Compensation Committee and approved by the full Board of Directors at the time the individual employment agreement is entered into and includes specific objectives relating to the achievement of operational and/or financial results. Based on the results of the Company, no cash incentive bonuses were paid for the year ended December 31, 2010.

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

Supplemental Executive Retirement Agreement. Former President and Chief Executive Officer Michael R. Mulcahy retired on December 31, 2009. In accordance with his agreement, Mr. Mulcahy was due a Supplemental Executive Retirement Payment ("SERP"). The SERP benefit payment was due on July 1, 2010 in the amount of $353,009 plus tax effect of approximately $169,967, but was not paid.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, pension plan and our 401(k) plan, in each case on the same basis as our other employees.

Compensation Consultants. The Company has not engaged the services of any outside compensation consultant for 2010.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

This report is submitted by the Compensation Committee.  Its members are:

                                        Howard S. Modlin, Chairman
                                        Glenn J. Angiolillo
                                        Jean Firstenberg
                                        George W. Schiele

The following table provides certain summary information for the last fiscal year of the Company concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, Chief
Financial Officer and other Named Executive Officers of the Company for 2010.

Summary Compensation Table

Annual Compensation

<CAPTIONS>
---------------------------------------------------------------------------------------------------------------------
                                                                                  Change in
                                                                                   Pension
                                                                                   Value of
                                                                                 Nonqualified
                                                                   Non-Equity      Deferred
                                                 Stock   Option  Incentive Plan  Compensation   All Other
Name and                          Salary  Bonus  Awards  Awards  Compensation      Earnings    Compensation
Principal Position         Year    ($)     ($)    ($)     ($)         ($)            ($)          ($)(1)     Total ($)
---------------------------------------------------------------------------------------------------------------------
J.M. Allain..............  2010  215,145    -    48,500    -           -              -           15,240      278,885
President and Chief        2009     -       -      -       -           -              -             -            -
Executive Officer

Angela D. Toppi..........  2010  173,535    -      -       -           -              -            3,863      177,398
Executive Vice President,  2009  174,839    -      -       -           -              -            3,132      177,971
Treasurer, Secretary and
Chief Financial Officer

Al L. Miller.............  2010  136,631  16,884   -       -           -              -              766      154,281
Executive Vice President   2009  140,997  25,713   -       -           -              -            1,224      167,934
of Manufacturing

Thomas F. Mahoney........  2010  129,002  26,840   -       -           -              -              198      156,040
Senior Vice President      2009  132,370  40,135   -       -           -              -              776      173,281
of Sales

Karl P. Hirschauer.......  2010  144,447    -      -       -           -              -            1,597      146,044
Senior Vice President      2009  151,282    -      -       -           -              -            1,111      152,393
of Engineering
---------------------------------------------------------------------------------------------------------------------

(1) See "All Other Compensation" below for further details.

All Other Compensation

During 2010, "All Other Compensation" consisted of director and/or trustee fees, insurance premiums and other items. The following is a table of amounts per named individual:

<CAPTIONS>
----------------------------------------------------------------------------
                        Director and/or   Insurance             Total
                        Trustee Fees      Premiums   Other     All Other
Name                         ($)               ($)   ($)(1)  Compensation ($)
----------------------------------------------------------------------------
J.M. Allain............       -               240    15,000      15,240
Angela D. Toppi........      1,360          2,503      -          3,863
Al L. Miller...........       -               689        77         766
Thomas F. Mahoney......       -               198      -            198
Karl P. Hirschauer.....       -             1,463       134       1,597
----------------------------------------------------------------------------

(1) Other consists of personal use of company vehicle or vehicle allowance.

During 2009, the named executives agreed to a voluntary reduction in their salary for the remaining ten months and for 2010.

Retirement Plan

The Company made a cash contribution of $47,000 during 2010, which is less than the minimum required contribution, to the Company's retirement plan for all eligible employees and the individuals listed in the Summary Compensation Table. The Company has filed requests for waivers of the 2009 and 2010 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company's retirement plan covers all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party. Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement. For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000. Currently, $245,000 is the legislated annual cap on determining the final average salary and $195,000 is the maximum legislated annual benefit payable from a qualified pension plan.

As of January 1, 2011, Messrs. Hirschauer, Mahoney and Miller and Ms. Toppi had 31, 35, 33 and 16 years of credited service, respectively. As of December 31, 2003, the benefit service under the pension plan had been frozen, and, accordingly, no further years of credited service have been allowed, and as of April 30, 2009, the benefit under the pension plan has been frozen, and, accordingly, there is no further increase in benefit being accrued. The normal annual retirement benefit for Messrs. Hirschauer, Mahoney and Miller and Ms. Toppi is approximately $45,000, $67,000, $46,000 and $36,000, respectively.

Supplemental Executive Retirement Agreement

Former President and Chief Executive Officer Michael R. Mulcahy retired on December 31, 2009. In accordance with his agreement, Mr. Mulcahy was due a Supplemental Executive Retirement Payment ("SERP"). The SERP benefit payment was due on July 1, 2010 in the amount of $353,009 plus tax effect of approximately $169,967, but was not paid.

Employment Agreements

The Company executed an employment agreement with Jean-Marc (J.M.) Allain on February 16, 2010 for a term expiring on February 16, 2012. Mr. Allain was appointed as President and Chief Executive Officer of the Company at that time. The agreement provides for compensation at the annual rate of $250,000 through February 16, 2012. Mr. Allain is entitled to receive a one-time bonus of $50,000 in the event that the cash flow of the Company, before financing activities and sale of real estate, exceeds $2.5 million for 2010 or 2011, during the term of the employment agreement. Payment of such bonus shall be made only once, if earned, within 120 days after the end of the period earned. In addition, Mr. Allain is entitled to receive up to 50,000 shares of restricted Common Stock of the Company upon achieving specified levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), excluding (i) sales of real estate and (ii) the amount by which (x) any item or items of unusual or extraordinary gain in the aggregate exceeds 20% of the Company's net book value as at the end of the immediate preceding fiscal year or
(y) any items of unusual or extraordinary loss in the aggregate exceeds 20% of the Company's net book value as at the end of the immediate preceding calendar year, in each case in (x) and (y) above as determined by accounting principles generally accepted in the United States of America, and items of gain and loss shall not be netted against each other for purpose of the above 20% calculation. Mr. Allain will receive 10,000 shares of restricted stock if EBITDA equals $4.6 million for 2010 or 2011, and for each $200,000 increase in EBITDA over $4.6 million, Mr. Allain will receive an additional 10,000 shares of restricted stock, not to exceed 50,000 shares of restricted stock in the aggregate. Delivery of such restricted shares shall be made within 120 days after the end of the period earned. Also, Mr. Allain executed, concurrently with his employment agreement, a restricted stock agreement, awarding him 50,000 shares of restricted stock. The restricted stock vests at the rate of 50% on February 16, 2011 and the remaining 50% on February 16, 2012, provided Mr. Allain is employed by the Company on the respective vesting dates. His employment agreement provides that if consistent with duties and obligations under Delaware law, the Company will recommend his nomination to the Board as and when a seat becomes available. If Mr. Allain's employment is terminated for any reason, he is entitled to four months salary as severance pay, and he has agreed to immediately resign as a director.

The Company has an employment agreement with Ms. Angela D. Toppi that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $200,000. The agreement provides that if Ms. Toppi is disabled, the Company will pay to her 50% of the salary she is entitled to receive for the duration of the disability during the term, but in no event less than eighteen (18) months. In the event Ms. Toppi dies during the term of said agreement, the Company shall pay to her beneficiary death benefits in an amount equal to 50% of her then annual salary for the immediate preceding fiscal year for the duration of the term, but in no event less than eighteen (18) months. The Company will reimburse Ms. Toppi up to $2,500 per annum for the cost of long-term disability insurance and life insurance. The agreement further provides for severance pay equal to 100% of her base salary in effect at time of termination of employment for a period of one (1) year if the Company continues a non-compete clause. The agreement also contains a "Change in Control of Employer" provision, entitling Ms. Toppi to terminate the agreement on 75 days prior written notice and receive a lump sum payment of 2.9 times her salary level then in effect, grossed up for taxes if subject to Section 4999 of the Internal Revenue Code of 1986 if such payment is deemed to be an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986. Ms. Toppi also has the option of extending her agreement for three (3) years through March 31, 2012 at her then current salary subject to the cost-of-living adjustment if such Change in Control is approved as provided above. The agreement also provides for supplemental retirement benefits in the absence of the Pension Plan in the event of a Change in Control.

The Company has an employment agreement with Mr. Al L. Miller that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $161,500. Mr. Miller is entitled to receive a performance bonus and sales override target amount of earnings of $45,000 per annum. Mr. Miller is also entitled to receive as a profit participation 1/2 of 1% of the Company's pre-tax consolidated earnings if earnings exceed $500,000, with a maximum of $40,000 for any fiscal year. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement provides that if Mr. Miller is disabled, the Company will pay to him 40% of the salary he is entitled to receive for the duration of the disability during the term, but in no event less than ninety (90) days. In the event Mr. Miller dies during the term of said agreement, the Company shall pay to his beneficiary death benefits in an amount equal to 40% of his then annual salary for the immediate preceding fiscal year for the duration of the term.

The Corporation has an employment agreement with Mr. Thomas F. Mahoney that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $152,000. Mr. Mahoney is entitled to receive a performance bonus and sales override target amount of earnings of $50,000 per annum. Mr. Mahoney is also entitled to receive as a profit participation 1/2 of 1% of the Corporation's pre-tax consolidated earnings if earnings exceed $500,000, with a maximum of $20,000 for any fiscal year. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement provides that if Mr. Mahoney is disabled, the Corporation will pay to him 35% of the salary he is entitled to receive for the duration of the disability during the term. In the event Mr. Mahoney dies during the term of said agreement, the Corporation shall pay to his beneficiary death benefits in an amount equal to 35% of his then annual salary for the immediate preceding fiscal year for the duration of the term, or eighteen (18) months, whichever is less.

The Corporation has an employment agreement with Mr. Karl P. Hirschauer that expired and is now on a 30-day basis, which provides for compensation at the annual rate of $175,500. Mr. Hirschauer is entitled to receive as a profit participation 3/8% of 1% of the Corporation's pre-tax consolidated earnings if earnings exceed $500,000, with a maximum of $20,000 for any fiscal year. Such pre-tax consolidated earnings shall not include any defined extraordinary or unusual items of gain or loss as determined by accounting principles generally accepted in the United States of America to the extent such item exceeds 20% of net book value. The agreement provides that if Mr. Hirschauer is disabled, the Corporation will pay to him 35% of the salary he is entitled to receive for the duration of the disability during the term. In the event Mr. Hirschauer dies during the term of said agreement, the Corporation shall pay to his beneficiary death benefits in an amount equal to 35% of his then annual salary for the immediate preceding fiscal year for the duration of the term, but in no event less than eighteen (18) months.

The foregoing is a summary of the agreements and reference is made to the agreements, each of which has been filed with the SEC, for the full terms thereof.

During 2010, the named executives and other executives agreed to a voluntary reduction in their salary for the entire year; during 2009, agreed to a voluntary reduction in their salary for ten months; during 2008 and 2007, agreed to defer their increases for nine months; during 2006, agreed to defer their increases for six months; and during 2005, 2004 and 2003, agreed to defer their increases for three months.

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

Compensation of Directors

The following table represents director compensation for 2010.

<CAPTIONS>
---------------------------------------------------------------------------------------------------
                                                  Nonqualified
                                                   Non-Equity      Deferred
                         Fees     Stock  Option  Incentive Plan  Compensation   All Other
                        Earned   Awards  Awards   Compensation     Earnings    Compensation   Total
Name                      ($)      ($)     ($)        ($)            ($)          ($)(1)       ($)
---------------------------------------------------------------------------------------------------
Glenn J. Angiolillo...  22,920      -       -          -              -             -        22,920
Jean Firstenberg......   8,240      -       -          -              -             -         8,240
Gene Jankowski........   6,040      -       -          -              -             -         6,040
Victor Liss...........   5,000      -       -          -              -             -         5,000
Howard S. Modlin......   9,840      -       -          -              -             -         9,840
Michael R. Mulcahy....   2,960      -       -          -              -           14,792     17,752
George W. Schiele.....   9,840      -       -          -              -             -         9,840
Angela D. Toppi.......   3,680      -       -          -              -             -         3,680
Salvatore J. Zizza....  10,500      -       -          -              -             -        10,500
---------------------------------------------------------------------------------------------------

(1) All other compensation consists of medical insurance premiums paid.

Stock Option Plans and Stock Options

The Company had an incentive stock option plan, which provided for the grant of incentive stock options at fair market value on date of grant. The plan has expired and no further options may be granted. Options outstanding are exercisable during the period one to 10 years after date of grant and while the holder is in the employ of the Company and survive the termination of the plan. The Company has a Non-Employee Director Stock Option Plan, which provides for the grant of incentive stock options at fair market value on date of grant, pursuant to which the option set forth below was granted. Options outstanding are exercisable during the period one to six years after date of grant and while a director. There were no stock options granted in fiscal 2010 to the named executive officers or the management consultant and no stock options were exercised in fiscal 2010.

The following table sets forth information as to the named executive officers with respect to unexercised options and equity incentive plan awards as of the end of the fiscal year.

                  Outstanding Equity Awards at Fiscal Year-End

<CAPTIONS>
------------------------------------------------------------------------------------------------------------------------------
                                  Equity
                                 Incentive                                                      Equity
                                   Plan                                                     Incentive Plan    Equity Incentive
                                  Awards:                                        Market        Awards:          Plan Awards:
                                 Number of                          Number of   Value of      Number of          Market or
                    Number of   Securities                          Shares or  Shares of      Unearned        Payout Value of
                   Securities   Underlying                          Units of    Units of   Shares, Units or   Unearned Shares,
                   Underlying   Unexercised   Option               Stock that  Stock that    Other Rights        Units or
                   Unexercised   Unearned    Exercise    Option     have not    have not     that have not   other Rights that
                     Options      Options     Price    Expiration    Vested      Vested         Vested        have not Vested
Name                    #            #          $         Date         #           $              #                 $
------------------------------------------------------------------------------------------------------------------------------
Angela D. Toppi       5,000          -        $7.00     03/24/14       -           -              -                 -
Thomas F. Mahoney     2,500          -        $6.10     06/27/12       -           -              -                 -
------------------------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2011 (or such other date specified) with respect to the beneficial ownership of the Company's Common
Stock or shares acquirable within 60 days of such date by (i) each person known by the Company to own more than 5% of the Company's Common Stock and who is deemed to be such beneficial owner of the Company's Common Stock under Rule
13d-3(a)(ii); (ii) each person who is a director of the Company; (iii) each named executive in the Summary Compensation Table; and (iv) all persons as a group who are executive officers and directors of the Company, and as to the percentage of outstanding shares held by them on that date.

<CAPTIONS>
---------------------------------------------------------------------------------------
                                                              Number of Shares
                                                                Beneficially    Percent
Name, Status and Mailing Address                                   Owned       of Class
---------------------------------------------------------------------------------------
5% Stockholders:
---------------
Richard Brandt.................................................  181,063 (1)       7.38%
2209 Miguel Chavez Road Bldg A
Santa Fe, NM  87505

Gabelli Funds, LLC.............................................  429,500 (2)      17.58%
One Corporate Center
Rye, NY  10580-1434

Non-Employee Directors:

Glenn J. Angiolillo............................................      600 (3)        *
Jean Firstenberg...............................................    1,920 (4)        *
Howard S. Modlin...............................................   13,873 (5)        *
Michael R. Mulcahy.............................................    3,303            *
George W. Schiele..............................................      500 (3)        *
Salvatore J. Zizza (6).........................................      500 (3)        *

Named Executive Officers:

J.M. Allain....................................................   50,000 (7)       2.05%
Karl P. Hirschauer.............................................      629            *
Thomas F. Mahoney..............................................    2,600 (8)        *
Al L. Miller...................................................      611            *
Angela D. Toppi................................................    6,000 (9)        *
All directors and executive officers as a group (11 persons)...   80,536 (10)      3.28%
---------------------------------------------------------------------------------------

* Represents less than 1% of total number of outstanding shares.

(1)  The amount includes 10,000 shares of Common Stock acquirable upon exercise of stock options.  The amount excludes 54,690 shares owned by Matthew Brandt and
     55,564 shares owned by Thomas Brandt, sons of Mr. R. Brandt, former officers and directors of the Company.

(2)  Based on Schedule 13D, Amendment No. 84 dated March 2, 2011 by Mario J. Gabelli,
     GGCP, Inc., Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc. and
     Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.
     Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.

(3)  The amount includes 500 shares of Common Stock acquirable upon exercise of stock options.

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

(7)  The amount represents 50,000 shares of restricted stock granted on February 16,
     2010 and vested 50% on the one-year anniversary date of grant and 50% will vest on the two-year anniversary date of grant, provided Mr. Allain is employed by the
     Company on those dates.

(8)  The amount includes 2,500 shares of Common Stock acquirable upon exercise of stock options.

(9)  The amount includes 5,000 shares of Common Stock acquirable upon exercise of stock options.

(10) The amount includes 13,000 shares of Common Stock set forth in footnotes above which members of the group have the right to acquire by exercise of stock options
     (including director stock options).

                              Equity Compensation Plan Information

<CAPTIONS>
-------------------------------------------------------------------------------------------------------
                                                         Securities      Weighted        Securities
                                                        to be issued      average         available for
December 31, 2010                                       upon exercise  exercise price  future issuance
-------------------------------------------------------------------------------------------------------
Equity compensation plans approved by stockholders         13,000         $4.88            16,000
Equity compensation plans not approved by stockholders     10,000          4.03                 -
                                                           ------                          ------
Total                                                      23,000          4.57            16,000
-------------------------------------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Certain Transactions

During the year 2010, $105,000 in fees for legal services rendered was paid by the Company to the law firm of which Mr. Modlin, a director of the Company, is the president.

Independence of Non-Employee Directors

A director is considered independent under NYSE Amex Company Guide if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Company. Mr. Mulcahy is a former employee of the Company and Ms. Toppi is an employee of the Company and, therefore, have been determined by the Board to fall outside the definition of "independent director." Messrs. Angiolillo, Modlin, Schiele and Zizza and Ms. Firstenberg are non-employee directors of the Company. Mr. Modlin is not considered independent due to the legal services rendered by the law firm of which Mr. Modlin is the president. The Board of Directors has determined that Messrs. Angiolillo, Schiele and Zizza and Ms. Firstenberg are "independent directors" within the meaning of the rules of the NYSE Amex Company Guide, since they had no relationship with the Company other than their status and payment as non-employee directors, and as stockholders. The Board of Directors has determined that Mr. Zizza and Ms. Firstenberg are independent under the SEC's audit committee independence standards.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP ("BDO") have served as our independent registered public accounting firm since May 17, 2010, when the Audit Committee of the Company's Board of Directors approved their engagement to audit the Company's financial statements for the fiscal year ended December 31, 2010. The Audit Committee of the Board of Directors has appointed BDO as our independent registered public accounting firm for the year ending December 31, 2011. The proposal to appoint BDO as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.

The Audit Committee is not aware of any disagreements between management and BDO regarding accounting principles and their application or otherwise.

Change in Auditors: As previously reported in Form 8-K dated April 19, 2010, on April 16, 2010, UHY LLP ("UHY") merged its New England practice into Marcum, LLP. As a result of the merger, UHY declined reappointment as our independent registered public accountant firm for the fiscal year ending December 31, 2010. As previously reported in Form 8-K dated May 20, 2010, on May 17, 2010, the Audit Committee of the Board of Directors of the Registrant retained BDO as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2010 to replace UHY as the Registrant's independent registered public accounting firm. There were no disagreements with UHY on any matter of accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services: All audit services provided by BDO for 2010 and by UHY for 2009 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: BDO audit fees were $155,000 in 2010. BDO audit fees include fees associated with the annual audit of the Company's financial statements and the reviews of the Company's quarterly reports on Form 10-Q. UHY audit fees were $229,000 in 2009. UHY audit fees in 2009 include fees associated with the annual audit of the Company's financial statements and the reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees:  There were no audit-related services in 2010 and 2009.

Tax Fees:  Neither BDO nor UHY provided any tax services.

All Other Fees:  Neither BDO nor UHY provided any non-audit services.


                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:
          1       Consolidated Financial Statements of Trans-Lux Corporation:
                  Consolidated Statements of Operations for the Years Ended
                    December 31, 2010 and 2009
                  Consolidated Balance Sheets as of December 31, 2010 and 2009 Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2010 and 2009
                  Consolidated Statements of Stockholders' Equity for the Years
                    Ended December 31, 2010 and 2009
                  Consolidated Statements of Comprehensive Loss for the Years
                    Ended December 31, 2010 and 2009
                  Notes to Consolidated Financial Statements
                  Report of Independent Registered Public Accounting Firm

          2       Financial Statement Schedules:  Not applicable.

          3       Exhibits:
          3(a)    Form of Restated Certificate of Incorporation of the
                  Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

           (b) By-Laws of the Registrant (incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31,
                  2001). Amendment dated December 11, 2009 (incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2009).

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

          10.3 Amended and Restated Pension Plan dated January 1, 2011, filed herewith.

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

              (b) 1995 Stock Option Plan, as amended (incorporated by
                  reference to Proxy Statement dated April 7, 2000).

          10.6 Amended and Restated Commercial Loan and Security Agreement with People's Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28,
                  2004). Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2006). Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2006). Amendment No. 5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007). Amendment No. 9 dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008). Amendment No. 13 dated September 4, 2009 and Amendment No. 14 dated April 2, 2010, (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2009). Amendment No. 15 dated as of August 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30,
                  2010).

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

          21      List of Subsidiaries, filed herewith.

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


Dated:  March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


        /s/ George W. Schiele                                   March 31, 2011
-----------------------------------------------
George W. Schiele, Chairman of the Board

        /s/ Glenn J. Angiolillo                                 March 31, 2011
-----------------------------------------------
Glenn J. Angiolillo, Director

        /s/ Jean Firstenberg                                    March 31, 2011
-----------------------------------------------
Jean Firstenberg, Director

                                                                March 31, 2011
-----------------------------------------------
Howard S. Modlin, Director

        /s/ Michael R. Mulcahy                                  March 31, 2011
-----------------------------------------------
Michael R. Mulcahy, Director

        /s/ Angela D. Toppi                                     March 31, 2011
-----------------------------------------------
Angela D. Toppi, Executive Vice President,
Chief Financial Officer, Secretary and Director

        /s/ Salvatore J. Zizza                                  March 31, 2011
-----------------------------------------------
Salvatore J. Zizza, Vice Chairman of the Board