Form 10-Q
period 2011-03-31
TRANS LUX CORP
filed 2011-05-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2011
                                                --------------

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

                                 (203) 853-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---  ---

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the Registrant was required to file and post such files).  Yes   No
                                                              ---  ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer
                       ---                 ---                     ---
Smaller reporting company X
                         ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes   No X
                                     ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Date                            Class                     Shares Outstanding
--------              ------------------------------        ------------------
05/13/11              Common Stock - $1.00 Par Value                 2,442,923

                     TRANS-LUX CORPORATION AND SUBSIDIARIES

                               Table of Contents

<CAPTIONS>
                                                                        Page No.
                                                                        --------
Part I - Financial Information (unaudited)

         Item 1. Condensed Consolidated Balance Sheets - March 31, 2011
                 and December 31, 2010 (audited)                              1

                 Condensed Consolidated Statements of Operations -
                 Three Months Ended March 31, 2011 and 2010                   2

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2011 and 2010                   3

                 Notes to Condensed Consolidated Financial Statements         4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                 21

         Item 4. Controls and Procedures                                     21


Part II - Other Information

         Item 1. Legal Proceedings                                           22

         Item 1A. Risk Factors                                               22

         Item 2. Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                 22

         Item 3. Defaults upon Senior Securities                             22

         Item 4. (Removed and Reserved)                                      23

         Item 5. Other Information                                           23

         Item 6. Exhibits                                                    23

Signatures                                                                   24

Exhibits

                         Part I - Financial Information
                         ------------------------------

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
------------------------------------------------------------------------------------------
                                                                   March 31    December 31
In thousands, except share data                                        2011           2010
------------------------------------------------------------------------------------------
                                                                 (unaudited)   (see Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                        $    435       $    398
  Receivables, less allowance of $1,528 - 2011 and $1,326 - 2010      2,395          2,970
  Unbilled receivables                                                    -             11
  Inventories                                                         4,288          4,852
  Prepaids and other                                                    651            532
                                                                   -----------------------
    Total current assets                                              7,769          8,763
                                                                   -----------------------
Rental equipment                                                     50,447         50,229
  Less accumulated depreciation                                      31,239         30,173
                                                                   -----------------------
                                                                     19,208         20,056
                                                                   -----------------------
Property, plant and equipment                                         6,857          6,840
  Less accumulated depreciation                                       4,642          4,571
                                                                   -----------------------
                                                                      2,215          2,269
Asset held for sale                                                     920            920
Goodwill                                                                810            810
Other assets                                                            579            624
                                                                   -----------------------
TOTAL ASSETS                                                       $ 31,501       $ 33,442
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                 $  2,028       $  2,459
  Accrued liabilities                                                 7,873          7,555
  Current portion of long-term debt                                  16,030         16,378
                                                                   -----------------------
    Total current liabilities                                        25,931         26,392
Long-term debt:
  Notes payable                                                       2,306          2,335
Deferred pension liability and other                                  4,799          4,685
                                                                   -----------------------
    Total liabilities                                                33,036         33,412
                                                                   -----------------------
Stockholders' equity (deficit):
  Common Stock - $1 par value - 5,500,000 shares authorized,
    2,826,424 shares issued in 2011 and 2010                          2,827          2,827
  Additional paid-in-capital                                         14,285         14,279
  Accumulated deficit                                               (13,695)       (12,025)
  Accumulated other comprehensive loss                               (1,889)        (1,988)
                                                                   -----------------------
                                                                      1,528          3,093
  Less treasury stock - at cost - 383,596 common shares in 2011
    and 2010                                                          3,063          3,063
                                                                   -----------------------
    Total stockholders' equity (deficit)                             (1,535)            30
                                                                   -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 31,501       $ 33,442
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

<CAPTIONS>
------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                        March 31
In thousands, except per share data                                 2011        2010
------------------------------------------------------------------------------------
Revenues:
  Equipment rentals and maintenance                              $ 2,046     $ 2,268
  Equipment sales                                                  2,848       3,054
  Real estate rentals                                                 23          64
                                                                 -------------------
    Total revenues                                                 4,917       5,386
                                                                 -------------------

Cost of revenues:
  Cost of equipment rentals and maintenance                        1,632       1,879
  Cost of equipment sales                                          2,335       2,555
  Cost of real estate rentals                                         17          12
                                                                 -------------------
    Total cost of revenues                                         3,984       4,446
                                                                 -------------------

Gross profit from operations                                         933         940
General and administrative expenses                               (2,165)     (1,928)
Restructuring costs                                                  (70)          -
                                                                 -------------------
Operating loss                                                    (1,302)       (988)
Interest expense, net                                               (361)       (418)
                                                                 -------------------
Loss before income taxes                                          (1,663)     (1,406)
Income tax expense                                                    (7)        (14)
                                                                 -------------------
Net loss                                                         $(1,670)    $(1,420)
                                                                 ===================
Loss per share - basic and diluted                               $ (0.68)    $ (0.59)
                                                                 ===================
Weighted average common shares outstanding - basic and diluted     2,443       2,393
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

<CAPTIONS>
------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                        March 31
In thousands                                                        2011        2010
------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $(1,670)    $(1,420)
Adjustment to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                    1,147       1,374
  Amortization of restricted Common Stock                              6           -
  Changes in operating assets and liabilities:
    Receivables                                                      586        (941)
    Inventories                                                      564         (22)
    Prepaids and other assets                                        (85)        120
    Accounts payable and accrued liabilities                         (14)      1,330
    Deferred pension liability and other                             114         128
                                                                 -------------------
      Net cash provided by operating activities                      648         569
                                                                 -------------------
Cash flows from investing activities
Equipment manufactured for rental                                   (218)       (441)
Purchases of property, plant and equipment                           (17)         (2)
                                                                 -------------------
      Net cash used in investing activities                         (235)       (443)
                                                                 -------------------
Cash flows from financing activities
Payments of long-term debt                                          (377)       (893)
Proceed from long-term debt                                            -         650
                                                                 -------------------
      Net cash used in financing activities                         (377)       (243)
                                                                 -------------------
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations       1          38
                                                                 -------------------
      Net cash provided by discontinued operations                     1          38
                                                                 -------------------
Net increase (decrease) in cash and cash equivalents                  37         (79)
Cash and cash equivalents at beginning of year                       398         541
                                                                 -------------------
Cash and cash equivalents at end of period                       $   435    $    462
------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Interest paid                                                    $   125    $    125
Income taxes paid                                                      -           -
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TRANS-LUX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2011
                                  (unaudited)


Note 1 - Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America. It is suggested that the March 31, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Condensed Consolidated Balance Sheet at December 31, 2010 is derived from the December 31, 2010 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has evaluated subsequent events through the filing date of this Form 10-Q and has disclosed in Note 6 - Long-Term Debt the extension of the maturity of the Credit Agreement to November 1, 2011.

Recent Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2010-28, "Intangibles
- Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"). ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 is not expected to have an impact on the Company's consolidated financial statements.

Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2 - Going Concern

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

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss from continuing operations of $1.7 million for the three months ended March 31, 2011 and has a working capital deficiency of $18.2 million as of March 31, 2011. As further discussed in Note 6 - Long-Term Debt, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each and has not remitted the June 1, 2010 and December 1, 2010 interest payments of $50,200 each on its 9 1/2% Subordinated debentures due 2012 (the "Debentures"). In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts under the Credit Agreement. The outstanding Debentures, Notes and Credit Agreement debt have been classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In May 2011, the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio. The senior lender has retained the right to call the Credit Agreement in the event that the holders of the Debentures or the Notes demand payment. In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million. The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital. The Company continues to be involved in discussions with various entities to obtain additional debt and/or equity financing including amounts that could be used to settle the Debentures and the Notes, however there can be no assurance that the Company will be successful in obtaining such financing and if it obtains such financing, how the terms of such financing will affect the Company.

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


Note 3 - Plan of Restructuring

In the second quarter of 2010, the Company implemented a restructuring plan to reduce operating costs. The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility. The 2010 year-end results include a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan. The 2011 actions include the elimination of approximately 23 additional positions. The 2011 results include an additional restructuring charge of $70,000 consisting of employee severance pay and other fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, Restructuring costs in the Condensed Consolidated Statements of Operations. We expect that the majority of these costs will be paid over the next twelve months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2011 and the remaining accrued balance of restructuring costs as of March 31, 2011, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

<CAPTIONS>
-----------------------------------------------------------------------------------------
                                    Balance                  Payments and         Balance
                          December 31, 2010  Provision  Other Adjustments  March 31, 2011
-----------------------------------------------------------------------------------------
Severance costs (1)                    $  -        $63                $ -            $ 63
Facility closing costs (2)              215          5                 45             175
Other fees                               94          2                 28              68
                                       --------------------------------------------------
                                       $309        $70                $73            $306
-----------------------------------------------------------------------------------------

(1) Represents salaries for employees separated from the Company.
(2) Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during the three months ended March 31, 2011 and the remaining accrued balance of restructuring costs as of March 31, 2011.

<CAPTIONS>
-----------------------------------------------------------------------------------------
                                    Balance                  Payments and         Balance
                          December 31, 2010  Provision  Other Adjustments  March 31, 2011
-----------------------------------------------------------------------------------------
Indoor display                         $309        $16                $73            $252
Outdoor display                           -         54                  -              54
                                       --------------------------------------------------
                                       $309        $70                $73            $306
-----------------------------------------------------------------------------------------


Note 4 - Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. The Company's money market funds and the cash surrender value of life insurance had carrying amounts of $3,000 and $67,000 at March 31, 2011, respectively, and $5,000 and $71,000 at
December 31, 2010, respectively. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items. The fair value of the Company's Notes and Debentures, using observable inputs, was $1.5 million and $0.1 million at March 31, 2011, respectively, and $1.2 million and $0.1 million at December 31, 2010, respectively. The fair value of the Company's remaining long-term debt approximates its carrying value of $7.2 million and $7.5 million at March 31, 2011 and December 31, 2010, respectively.

Note 5 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

<CAPTIONS>
-----------------------------------------
                   March 31   December 31
In thousands           2011          2010
-----------------------------------------
Raw materials        $3,694        $3,948
Work-in-progress        118           152
Finished goods          476           752
                     --------------------
                     $4,288        $4,852
-----------------------------------------


Note 6 - Long-Term Debt

The Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At March 31, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

The Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived. At March 31, 2011, the total principal amount outstanding under the

Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at March 31, 2011), which was due to mature May 1, 2011. In May 2011, the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio. In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million. As of March 31, 2011, the Company has drawn $3.9 million against the revolving loan facility, of which $0.3 million was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures. As of March 31, 2011, the Company was in compliance with the foregoing financial covenants. The senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at March 31, 2011, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a mortgage on the land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010. The financing was for $100,000 at a fixed rate of interest of 7.80%, payable in monthly interest only payments, which was due to mature on February 25, 2012.

Note 7 - Comprehensive Loss

Total comprehensive loss is as follows:

<CAPTIONS>
--------------------------------------------------------------------------
                                               Three months ended March 31
In thousands                                            2011          2010
--------------------------------------------------------------------------
Net loss, as reported                                $(1,670)      $(1,420)
                                                     ---------------------
Other comprehensive income:
  Unrealized foreign currency translation gain            99           118
                                                     ---------------------
Total other comprehensive income, net of tax              99           118
                                                     ---------------------
Comprehensive loss                                   $(1,571)      $(1,302)
--------------------------------------------------------------------------


Note 8 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost. As of April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

<CAPTIONS>
--------------------------------------------------------------
                                   Three months ended March 31
In thousands                               2011           2010
--------------------------------------------------------------
Interest cost                              $137          $ 135
Expected return on plan assets              (99)          (104)
Amortization of net actuarial loss           87             76
                                           -------------------
Net periodic pension cost                  $125          $ 107
--------------------------------------------------------------

As of March 31, 2011, the Company has recorded a current pension liability of $0.1 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.6 million, which is included in Deferred pension liability and other on the Condensed Consolidated Balance Sheets. The minimum required contribution for 2011 is expected to be $0.1 million.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of March 31, 2011:

<CAPTIONS>
-------------------------------------------------------------------
In thousands                     Level 1  Level 2  Level 3    Total
-------------------------------------------------------------------
Guaranteed investment contracts   $    -   $1,824      $ -   $1,824
Equity and index funds             3,563        -        -    3,563
Bonds                                  -       18        -       18
Money market funds                    17        -        -       17
                                  ---------------------------------
Total pension plan assets         $3,580   $1,842      $ -   $5,422
-------------------------------------------------------------------

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan. The waiver requests were submitted as a result of the current economic climate and the current business hardship that the Company is experiencing. The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively. If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant's benefits, such as termination of the plan and require the Company to make the unpaid contributions. The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. At this time, the Company is hoping to make its required contributions for the 2011 plan year, however there is no assurance that the Company will be able to make all payments.


Note 9 - Share-Based Compensation

The Company did not issue any stock options during the three months ended March 31, 2011 and 2010. There are no unrecognized compensation costs related to unvested stock options granted under the Company's stock option plans.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2011:

<CAPTIONS>
-------------------------------------------------------------------------------------------
                                                                       Weighted
                                                         Weighted       Average
                                                          Average     Remaining   Aggregate
                                                         Exercise   Contractual   Intrinsic
                                              Options   Price ($)    Term (Yrs)       Value
-------------------------------------------------------------------------------------------
Outstanding at beginning of year               23,000        4.51
Granted                                             -           -
Exercised                                           -           -
Terminated                                          -           -
                                               --------------------------------
Outstanding at end of period                   23,000        4.51           1.8
                                               ================================
Vested and expected to vest at end of period   23,000        4.51           1.8           -
                                               ================================
Exercisable at end of period                   23,000        4.51           1.8           -
-------------------------------------------------------------------------------------------

On February 16, 2010, the Board granted Mr. Jean-Marc (J.M.) Allain, the Company's new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% will vest after two years. The Company is recording stock compensation expense over the vesting period and recorded $6,000 of stock compensation expense for the period ended March 31, 2011.


Note 10 - Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In periods when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after stock options vested under the treasury stock method. At March 31, 2011 and 2010, there were outstanding stock options to purchase 23,000 and 26,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.


Note 11 - Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.


Note 12 - Business Segment Data

Operating segments are based on the Company's business components about which separate financial information is available and are evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance.

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

Information about the Company's continuing operations in its four business segments for the three months ended March 31, 2011 and 2010 is as follows:

<CAPTIONS>
------------------------------------------------------------------
In thousands                                        2011      2010
------------------------------------------------------------------
Revenues:
  Indoor display                                 $ 1,980   $ 1,683
  Outdoor display                                  2,914     3,639
  LED lighting                                         -         -
  Real estate rental                                  23        64
                                                 -----------------
Total revenues                                   $ 4,917   $ 5,386
                                                 -----------------
Operating (loss) income:
  Indoor display                                 $  (240)  $  (320)
  Outdoor display                                   (283)      187
  LED lighting                                       (41)        -
  Real estate rental                                   3        49
  Corporate general and administrative expenses     (741)     (904)
                                                 -----------------
Total operating loss                              (1,302)     (988)
Interest expense, net                               (361)     (418)
                                                 -----------------
Loss before income taxes                          (1,663)   (1,406)
Income tax expense                                    (7)      (14)
                                                 -----------------
Net loss                                         $(1,670)  $(1,420)
------------------------------------------------------------------

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


Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. In May 2011, we were successful in negotiating the renewal of the bank Credit Agreement; the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio. In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million. The Credit Agreement is secured by substantially all of our eligible accounts receivable, inventory and other assets. We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. The Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010 and December 1, 2010 interest payments of $50,200 each. In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payments on the Debentures, (iii) make the required interest payments on the Notes and the Debentures and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustee to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our 2010 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures and the potential of the senior lender accelerating the payments under the Credit Agreement due to the events of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern. See Note 2 - Going Concern to the condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011 decreased $469,000 or 8.7% to $4.9 million from $5.4 million for the three months ended March 31, 2010, primarily due to a decrease in Outdoor display sales revenues offset by an increase in Indoor display sales revenues.

Indoor display revenues increased $297,000 or 17.6%. Of this increase, Indoor display equipment sales increased $416,000 or 119.9%, primarily due to an increase in sales from the gaming market. Indoor display equipment rentals and maintenance revenues decreased $119,000 or 8.9%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor rentals and maintenance revenues.

Outdoor display revenues decreased $725,000 or 19.9%. Of this decrease, Outdoor display equipment sales decreased $622,000 or 23.0%, primarily in the catalog sports market principally due to decreases in state and local budgets and in the commercial market. Outdoor display equipment rentals and maintenance revenues decreased $103,000 or 11.1%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s. The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the quarter ended March 31, 2011.

Real estate rental revenues decreased $41,000 or 64.1%, due to the termination of a tenant lease in the fourth quarter of 2010 in our Santa Fe, New Mexico rental property.

Total operating loss for the three months ended March 31, 2011 increased $314,000 to $1.3 million from $988,000 for the three months ended March 31, 2010, principally due to an increase in general and administrative expenses.

Indoor display operating loss decreased $80,000 to $240,000 in 2011 compared to $320,000 in 2010, primarily as a result of the increase in sales, offset by an increase in general and administrative expenses. The cost of Indoor displays represented 80.1% of related revenues in 2011 compared to 93.3% in 2010. Indoor display cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to a $164,000 decrease in depreciation expense and a $26,000 decrease in field service costs. The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance. Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Indoor display cost of equipment sales increased $206,000 or 85.1%, primarily due to the increase in revenues. Indoor display general and administrative expenses increased $201,000 or 46.4%, primarily due to an increase in payroll and benefits and related expenses and a $97,000 increase in bad debt expense, as well as an additional $16,000 restructuring charge.

Outdoor display operating income decreased $470,000 to a loss of $283,000 in 2011 compared to income of $187,000 in 2010, primarily as a result of a decrease in revenues and an increase in general and administrative expenses. The cost of Outdoor displays represented 81.7% of related revenues in 2011 compared to 78.7% in 2010. Outdoor display cost of equipment sales decreased $426,000 or 18.4%, principally due to the decrease in volume. Outdoor display cost of equipment rentals and maintenance decreased $57,000 or 10.3%, primarily due to a $31,000 decrease in depreciation expense and a $26,000 decrease in field service costs to maintain the equipment. Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Outdoor display general and administrative expenses increased $228,000 or 38.8%, primarily due to a $140,000 increase in bad debt expense, as well as an additional $54,000 restructuring charge.

LED lighting operating loss was $41,000 in 2011, primarily due to the start-up expenses of this new segment.

Real estate rental operating income decreased $46,000 to $3,000 in 2011 compared to $49,000 in 2010, primarily due to the termination of a tenant lease in the fourth quarter of 2010. The cost of Real estate rental represented 73.9% of related revenues in 2011 compared to 18.8% in 2010. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $163,000 or 18.0%. The 2011 corporate general and administrative expenses include a reduction of $33,000 in the Canadian currency exchange loss. Reductions in consulting and medical expenses also contributed to the decrease this year. The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs.

Net interest expense decreased $57,000 or 13.6%, primarily due to scheduled payments of long-term debt as well as a reduction in amortization of prepaid financing costs compared to 2010.

The effective tax rate for the three months ended March 31, 2011 and 2010 was 0.5% and 1.0%, respectively. Both the 2011 and 2010 tax rate are being affected by the valuation allowance on the Company's deferred tax assets as a result of reporting pre-tax losses. The income tax expense relates to the Company's Canadian subsidiary.


Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss of $1.7 million for the three months ended March 31, 2011 and has a working capital deficiency of $18.2 million as of March 31, 2011. In addition, the Company reported a loss from continuing operations of $7.1 million for the year ended December 31, 2010. The results for the three months ended March 31, 2011 include a $70,000 restructuring charge related to the restructuring plan, as further discussed in Note 3 - Plan of Restructuring to the condensed consolidated financial statements. As further discussed in Note 6 - Long-Term Debt to the condensed consolidated financial statements, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010 and December 1, 2010 interest payments of $50,200 each to the trustee. In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). Under the terms of the indenture agreements that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately. In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts under the Credit Agreement. The outstanding Debentures, Notes and Credit Agreement debt have been classified as Current portion of long-term debt on the accompanying Condensed Consolidated Balance Sheets. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7 1/2% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at March 31, 2011), which was due to mature May 1, 2011. In May 2011, the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio. In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million. As of March 31, 2011, the Company has drawn $3.9 million against the revolving loan facility, of which $0.3 million was available for additional borrowing. The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures. As of March 31, 2011, the Company was in compliance with the foregoing financial covenants. The senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management believes will be difficult to accomplish within the next twelve months given the current global credit markets, economic conditions and operating results of the Company. While management hopes it can be successful in the long run, there can be no assurance that management will be successful in achieving these objectives. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at March 31, 2011, payable in monthly installments through December 12, 2012.

On February 25, 2010, the Company took out a mortgage on land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010. The financing was for $100,000 at a fixed rate of interest of 7.80% payable in monthly interest only payments, which was due to mature on February 25, 2012.

The Company has generated cash provided by operating activities from operations of $648,000 and $569,000 for the three months ended March 31, 2011 and 2010, respectively. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the closing of the Stratford, Connecticut manufacturing facility in 2010. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease and maintenance bases. The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. The Company's objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the new maturity of the Credit Agreement of November 1, 2011, and is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such senior lenders or others with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives. If the Company is unable to obtain replacement financing before the new maturity of the Credit Agreement on November 1, 2011, the senior lender has the right to call the loan. If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

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

In addition, the Company has $1.1 million of Debentures outstanding. The Company has not remitted the December 1, 2009 and 2010 annual sinking fund payments of $105,700 each to the trustee. Interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund payments is an event of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such event has not been waived.

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

Cash and cash equivalents increased $37,000 for the three months ended March 31, 2011 compared to a decrease of $79,000 for the three months ended March 31, 2010. The increase in 2011 is primarily attributable to cash provided by operating activities of $648,000, offset by the investment in equipment for rental of $218,000, the investment in property, plant and equipment of $17,000, scheduled payments of long-term debt of $187,000 and $190,000 of payments on its revolving credit facility. The decrease in 2010 is primarily attributable to the investment in equipment for rental of $441,000, the investment in property, plant and equipment of $2,000, scheduled payments of long-term debt of $418,000 and $85,000 of payments on its revolving credit facility, offset by cash provided by operating activities of $569,000. In addition, the Company refinanced its Des Moines mortgage in 2010, netting an additional $260,000 for working capital needs.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its condensed consolidated financial statements on a going concern basis. While we have prepared our consolidated financial statements on a going concern basis, the continuing losses and uncertainty regarding the inability to make the required sinking fund payments on the Debentures and the interest payments on the Debentures and the Notes and the potential of the senior lender accelerating the payments under the Credit Agreement due to an event of default on the Debentures and Notes raises substantial doubt about our ability to continue as a going concern. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our condensed consolidated financial statements included in this quarterly report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

The following table summarizes the Company's fixed cash obligations as of March
31, 2011 for the remainder of 2011 and the next four years:

<CAPTIONS>
--------------------------------------------------------------------------------------
                                                Remainder of
In thousands                                            2011    2012  2013  2014  2015
--------------------------------------------------------------------------------------
Long-term debt, including interest                   $17,884  $1,978  $ 89  $ 89  $400
Employment and consulting agreement obligations          488     226   195   195     -
Operating lease payments                                 199     172    72     -     -
                                                     ---------------------------------
Total                                                $18,571  $2,376  $356  $284  $400
--------------------------------------------------------------------------------------


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company's fixed rate long-term debt is disclosed in Note 4 - Fair Value to the condensed consolidated financial statements. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $65,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $340,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2011, the Company did not hold any derivative financial instruments.


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting, that occurred in the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 1A.  Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.  Defaults upon Senior Securities

As disclosed in Note 6 - Long-Term Debt to the condensed consolidated financial statements, the Company has $10.1 million of 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par. The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. At March 31, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Also disclosed in Note 6 - Long-Term Debt to the condensed consolidated financial statements, the Company has $1.1 million of 9 1/2% Subordinated debentures due 2012 (the "Debentures") which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par. The Company has not remitted the June 1, 2010 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such events of default have not been waived. At March 31, 2011, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.


Item 4.  (Removed and Reserved)


Item 5.  Other Information

None.


Item 6.  Exhibits

10.1 Amendment No. 16 to the Amended and Restated Commercial Loan and Security Agreement with People's United Bank dated as of May 1, 2011, filed herewith.

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



                                         by  /s/  Todd Dupee
                                           ------------------------------
                                            Todd Dupee
                                            Vice President and Controller


Date:  May 16, 2011