Form 10-Q
period 2011-08-15
TRANS LUX CORP
filed 2011-08-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number 1-2257

                                                        TRANS-LUX CORPORATION_______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).  Yes             No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Date                                                           Class                                                  Shares Outstanding

08/12/11

  Common Stock - $1.00 Par Value

  2,442,923

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
In thousands, except share data	2011	2010
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 628	$ 398
Receivables, less allowance of $1,736 - 2011 and $1,326 - 2010	2,324	2,970
Unbilled receivables	1	11
Inventories	4,504	4,852
Prepaids and other	728	532
Total current assets	8,185	8,763
Rental equipment	50,686	50,229
Less accumulated depreciation	32,306	30,173
	18,380	20,056
Property, plant and equipment	6,863	6,840
Less accumulated depreciation	4,714	4,571
	2,149	2,269
Asset held for sale	920	920
Goodwill	810	810
Other assets	569	624
TOTAL ASSETS	$ 31,013	$ 33,442
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,847	$ 2,459
Accrued liabilities	8,879	7,555
Current portion of long-term debt	16,282	16,378
Total current liabilities	27,008	26,392
Long-term debt:
Notes payable	2,279	2,335
Deferred pension liability and other	4,863	4,685
Total liabilities	34,150	33,412
Stockholders' equity (deficit):
Common Stock - $1 par value - 5,500,000 shares authorized,
2,826,424 shares issued in 2011 and 2010	2,827	2,827
Additional paid-in-capital	14,291	14,279
Accumulated deficit	(15,326)	(12,025)
Accumulated other comprehensive loss	(1,866)	(1,988)
	(74)	3,093
Less treasury stock - at cost - 383,596 common shares in 2011
and 2010	3,063	3,063
Total stockholders' equity (deficit)	(3,137)	30
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 31,013	$ 33,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share data	2011	2010	2011	2010
Revenues:
Equipment rentals and maintenance	$ 1,949	$ 2,181	$ 3,995	$ 4,449
Equipment sales	3,119	4,026	5,967	7,080
Real estate rentals	22	66	45	130
Total revenues	5,090	6,273	10,007	11,659

Cost of revenues:
Cost of equipment rentals and maintenance	1,617	1,941	3,249	3,820
Cost of equipment sales	2,628	3,156	4,963	5,711
Cost of real estate rentals	16	12	33	24
Total cost of revenues	4,261	5,109	8,245	9,555

Gross profit from operations	829	1,164	1,762	2,104
General and administrative expenses	(2,090)	(2,348)	(4,255)	(4,276)
Restructuring costs	-	(1,042)	(70)	(1,042)
Operating loss	(1,261)	(2,226)	(2,563)	(3,214)
Interest expense, net	(363)	(365)	(724)	(783)
Loss before income taxes	(1,624)	(2,591)	(3,287)	(3,997)
Income tax expense	(7)	(14)	(14)	(28)
Net loss	$ (1,631)	$ (2,605)	$ (3,301)	$ (4,025)

Loss per share – basic and diluted	$ (0.67)	$ (1.07)	$ (1.35)	$ (1.66)

Weighted average common shares outstanding -
basic and diluted	2,443	2,443	2,443	2,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
In thousands	2011	2010
Cash flows from operating activities
Net loss	$ (3,301)	$ (4,025)
Adjustment to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,296	2,696
Amortization of restricted Common Stock	12	-
Non-cash restructuring charges	-	895
Write-off of engineering software, net	-	456
Changes in operating assets and liabilities:
Receivables	656	(870)
Inventories	348	(140)
Prepaids and other assets	(161)	247
Accounts payable and accrued liabilities	793	1,766
Deferred pension liability and other	178	255
Net cash provided by operating activities	821	1,280
Cash flows from investing activities
Equipment manufactured for rental	(457)	(820)
Purchases of property, plant and equipment	(23)	(35)
Net cash used in investing activities	(480)	(855)
Cash flows from financing activities
Payments of long-term debt	(761)	(1,042)
Proceeds from long-term debt	650	750
Net cash used in financing activities	(111)	(292)
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	-	33
Net cash provided by discontinued operations	-	33
Net increase in cash and cash equivalents	230	166
Cash and cash equivalents at beginning of year	398	541
Cash and cash equivalents at end of period	$ 628	$ 707
Supplemental disclosure of cash flow information:
Interest paid	$ 139	$ 243
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

Note 1 – Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the June 30, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  The Condensed Consolidated Balance Sheet at December 31, 2010 is derived from the December 31, 2010 audited financial statements.

There have been no material changes in our significant accounting policies during the six months ended June 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements:  In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The adoption of ASU 2010-28 is not expected to have an impact on the Company’s consolidated financial statements.

Reclassifications:  Certain reclassifications of prior years amounts have been made to conform to the current year presentation.

Note 2 – Going Concern

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

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $3.3 million for the six months ended June 30, 2011 and has a working capital deficiency of $18.8 million as of June 30, 2011.  As further discussed in Note 6 – Long-Term Debt, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each and has not remitted the June 1, 2010 and 2011 and December 1, 2010 interest payments of $50,200 each on its 9½% Subordinated debentures due 2012 (the “Debentures”).  In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”).  Under the terms of the Indenture that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately.  In the event that the Company receives such notice, the senior lender under the Company’s bank credit agreement (the “Credit Agreement”) has the right to demand payment on outstanding amounts under the Credit Agreement.  The outstanding Debentures, Notes and Credit Agreement debt are classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In May 2011, the senior lender extended the maturity date of the Credit Agreement to November 1, 2011, removed the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio.  The senior lender has retained the right to call the Credit Agreement in the event that the holders of the Debentures or the Notes demand payment.  In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  In June 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00, subject to adjustment as provided in the Warrant.  The financing is collateralized by the land held for sale located in Silver City, New Mexico.  The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital.  The Company continues to be involved in discussions with various entities to obtain additional debt and/or equity financing including amounts that could be used to settle the Debentures and the Notes, however there can be no assurance that the Company will be successful in obtaining such financing and, even if it obtains such financing, how the terms of such financing will affect the Company.

The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the (i) Notes - $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note offered and (ii) Debentures - $100 for each $1,000 Debenture offered.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  Both offers will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Notes and Debentures will participate.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company continues to manage a plan to improve operating results. The plan includes a joint venture agreement with a People’s Republic of China company to establish a cooperative venture limited liability company in the People’s Republic of China to engage in research, engineering, development, manufacturing, sale and distribution of LED lamps, LED digital signage and LED lighting or similar products.  The Company is pursuing new business opportunities in the LED lighting market with energy-saving lighting solutions and supplementing our established digital display and signage businesses with a highly flexible, cost-efficient and creative means for facilities to enhance their environments with LED lighting.  The Company intends to feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company continues to seek ways to reduce costs of components used in its products and other expenses to improve sales margins, and continues to look at ways to lower overhead costs, such as compensation and benefits and has outsourced the human resources department in the second quarter.  The plan includes partnering with an LED supplier and offering several new high resolution LED large screen systems.  There can be no assurance that the Company will achieve higher sales, improved margins or lower costs.

Because the Credit Agreement is secured by substantially all of the Company’s eligible accounts receivable, inventory and other assets, management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations during the period of time when it is required to repay amounts outstanding under the Credit Agreement.  Further, if the Company is unable to obtain waivers or cure the defaults on the Debentures and the Notes, the Debentures and the Notes could be called and be immediately due. Such notice would trigger a default under the Credit Agreement.  If the Credit Agreement, Debentures and Notes are called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company.  If the debt is called and new financing cannot be arranged, it is unlikely the Company will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

Note 3 - Plan of Restructuring

In the second quarter of 2010, the Company implemented a restructuring plan to reduce operating costs.  The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 year-end results include a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The 2011 actions include the elimination of approximately 30 additional positions.  The 2011 results include an additional restructuring charge of $70,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next twelve months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 30, 2011 and the remaining accrued balance of restructuring costs as of June 30, 2011, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance June 30, 2011
Severance costs (1)	$ -	$ 63	$ 11	$ 52
Facility closing costs (2)	215	5	105	115
Other fees	94	2	28	68
	$ 309	$ 70	$ 144	$ 235

(1) Represents salaries for employees separated from the Company.

(2) Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during the six months ended June 30, 2011 and the remaining accrued balance of restructuring costs as of June 30, 2011.

	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance June 30, 2011
Indoor display	$ 309	$ 16	$ 134	$ 191
Outdoor display	-	54	10	44
	$ 309	$ 70	$ 144	$ 235

Note 4 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $2,000 and $63,000 at June 30, 2011, respectively, and $5,000 and $71,000 at December 31, 2010, respectively.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $2.3 million and $0.1 million at June 30, 2011, respectively, and $1.2 million and $0.1 million at December 31, 2010, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $6.8 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively.  The fair value of the Company's Warrants, using the Black Sholes valuation model to estimate the fair value, which requires various assumptions, including estimating stock price volatility and risk free rate of interest rate, a Level 2 based on observable inputs, was $41,000 at June 30, 2011.

Note 5 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	June 30 2011	December 31 2010
Raw materials	$ 3,859	$ 3,948
Work-in-progress	123	152
Finished goods	522	752
	$ 4,504	$ 4,852

Note 6 – Long-Term Debt

The Company has $10.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At June 30, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the Notes - $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note offered.  The offer will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Notes will participate.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company has $1.1 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  At June 30, 2011, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the Debentures - $100 for each $1,000 Debenture offered.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  The offer will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Debentures will participate.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7½% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2011), which was due to mature May 1, 2011.  In May 2011, the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio.  In 2010, the senior lender modified the monthly principal payments, modified the maturity date of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  As of June 30, 2011, the Company has drawn $3.8 million against the revolving loan facility, of which $0.1 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures.  As of June 30, 2011, the Company was in compliance with the foregoing financial covenants.  The senior lender has waived the cross-defaults in connection with the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00, subject to adjustment as provided in the Warrant.  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at June 30, 2011, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a $100,000 mortgage at a fixed rate of interest of 7.80% payable in monthly interest only payments on the land held for sale located in Silver City, New Mexico and repaid it in full on August 27, 2010.

Note 7 – Comprehensive Loss

Total comprehensive loss is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2011	2010	2011	2010
Net loss, as reported	$ (1,631)	$ (2,605)	$ (3,301)	$ (4,025)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	24	(162)	122	(44)
Total other comprehensive (loss) income, net of tax	24	(162)	122	(44)
Comprehensive loss	$ (1,607)	$ (2,767)	$ (3,179)	$ (4,069)

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2011	2010	2011	2010
Interest cost	$ 137	$ 135	$ 274	$ 270
Expected return on plan assets	(99)	(104)	(198)	(208)
Amortization of net actuarial loss	87	76	174	152
Net periodic pension cost	$ 125	$ 107	$ 250	$ 214

As of June 30, 2011, the Company has recorded a current pension liability of $0.1 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.7 million, which is included in Deferred pension liability and other on the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2011 is expected to be $0.2 million.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair value of these assets is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds, equity and index funds using quoted market prices, a Level 1 or an observable input, the guaranteed investment contracts and bonds, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of June 30, 2011:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$ 1,796	$ -	$ 1,796
Equity and index funds	3,567	-	-	3,567
Bonds	-	18	-	18
Money market funds	17	-	-	17
Total pension plan assets	$ 3,584	$ 1,814	$ -	$ 5,398

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the current economic climate and the current business hardship that the Company is experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits, such as termination of the plan and require the Company to make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is hoping to make its required contributions for the 2011 plan year, however there is no assurance that the Company will be able to make all payments.

Note 9 – Share-Based Compensation

The Company did not issue any stock options during the three and six months ended June 30, 2011 and 2010.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	23,000	4.51
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	23,000	4.51	1.6
Vested and expected to vest at end of period	23,000	4.51	1.6	-
Exercisable at end of period	23,000	4.51	1.6	-

On February 16, 2010, the Board granted Mr. Jean-Marc (J.M.) Allain, the Company’s new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% will vest after two years.  The Company is recording stock compensation expense over the vesting period and recorded $12,000 of stock compensation expense for the six months ended June 30, 2011.

Note 10 – Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  In periods when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after stock options vested under the treasury stock method and warrants outstanding.  At June 30, 2011 and 2010, there were outstanding stock options to purchase 23,000 and 26,000 shares of Common Stock, respectively, and warrants to purchase $1.0 million shares of Common Stock at June 30, 2011, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

Note 11 – Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 12 – Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income (losses). The Company’s operations are managed in four reportable business segments.  The Display Division comprises two operating segments: Indoor display and Outdoor display.  Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve.  The new LED lighting segment intends to sell energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Real estate rental segment owns and operates an income-producing property.  Segment operating (loss) income is shown after cost of revenues and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.  Of the total goodwill of $0.8 million, $0.7 million relates to the Outdoor display segment and $0.1 million relates to the Indoor display segment.

Foreign revenues represent less than 10% of the Company’s revenues and therefore are not separately disclosed.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company’s continuing operations in its four business segments for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2011	2010	2011	2010
Revenues:
Indoor display	$ 1,734	$ 2,142	$ 3,714	$ 3,825
Outdoor display	3,334	4,065	6,248	7,704
LED lighting	-	-	-	-
Real estate rental	22	66	45	130
Total revenues	$ 5,090	$ 6,273	$ 10,007	$ 11,659
Operating (loss) income:
Indoor display	$ (336)	$ (1,135)	$ (576)	$ (1,455)
Outdoor display	(178)	(429)	(461)	(242)
LED lighting	(43)	(78)	(84)	(78)
Real estate rental	3	52	6	101
Corporate general and administrative expenses	(707)	(636)	(1,448)	(1,540)
Total operating loss	(1,261)	(2,226)	(2,563)	(3,214)
Interest expense, net	(363)	(365)	(724)	(783)
Loss before income taxes	(1,624)	(2,591)	(3,287)	(3,997)
Income tax expense	(7)	(14)	(14)	(28)
Net loss	$ (1,631)	$ (2,605)	$ (3,301)	$ (4,025)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a leading designer and manufacturer of digital display signage solutions.  The essential elements of these systems are the real-time, programmable electronic information displays we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company also owns and operates an income-producing rental property.  The Company operates in four reportable segments: Indoor display, Outdoor display, LED lighting and Real estate rental.

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

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position.  In May 2011, we were successful in negotiating the renewal of the bank Credit Agreement.  The senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio.  In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  The Credit Agreement is secured by substantially all of our eligible accounts receivable, inventory and other assets.  We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  The Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each on its 9½% Subordinated debentures due 2012 (the “Debentures”) and the June 1, 2010 and 2011 and December 1, 2010 interest payments of $50,200 each.  In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”).  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required sinking fund payments on the Debentures, (iii) make the required interest payments on the Notes and the Debentures and (iv) make the required payments under the Credit Agreement when due, there would be a significant adverse impact on the financial position and operating results of the Company.

The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the (i) Notes - $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note offered and (ii) Debentures - $100 for each $1,000 Debenture offered.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  Both offers will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Notes and Debentures will participate.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustee to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our 2010 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures, together with the potential of the senior lender accelerating the payments under the Credit Agreement due to the events of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern.  See Note 2 –Going Concern to the condensed consolidated financial statements.

Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenues for the six months ended June 30, 2011 decreased $1.7 million or 14.2% to $10.0 million from $11.7 million for the six months ended June 30, 2010, primarily due to a decrease in Outdoor display sales revenues.

Indoor display revenues decreased $111,000 or 2.9%.  Of this decrease, Indoor display equipment rentals and maintenance revenues decreased $311,000 or 11.4%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.  Also, the global recession has negatively impacted Indoor rentals and maintenance revenues.  Indoor display equipment sales increased $200,000 or 18.1%, primarily due to an increase in sales from the gaming market.

Outdoor display revenues decreased $1.5 million or 18.9%.  Of this decrease, Outdoor display equipment sales decreased $1.3 million or 22.0%, primarily in the catalog sports market principally due to decreases in state and local budgets and in the commercial market.  Outdoor display equipment rentals and maintenance revenues decreased $143,000 or 8.3%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the six months ended June 30, 2011.

Real estate rental revenues decreased $85,000 or 65.4%, due to the termination of a tenant lease in the fourth quarter of 2010 in our Santa Fe, New Mexico rental property.

Total operating loss for the six months ended June 30, 2011 decreased $651,000 to $2.6 million from $3.2 million for the six months ended June 30, 2010, principally due to a decrease in restructuring costs and the write-off of engineering software in 2010, offset by the decline in revenues.

Indoor display operating loss decreased $879,000 to $576,000 in 2011 compared to $1.5 million in 2010, primarily as a result of a decrease in restructuring costs.  The cost of Indoor displays represented 81.0% of related revenues in 2011 compared to 89.0% in 2010.  Indoor display cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to a $327,000 decrease in depreciation expense and a $67,000 decrease in field service costs.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance.  Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Indoor display cost of equipment sales remained level despite the increase in revenues, primarily due to a reduction in material costs.  Indoor display general and administrative expenses decreased $596,000 or 31.8%, primarily due to the $919,000 reduction in restructuring charges offset by an increase in payroll and benefits and related expenses and a $153,000 increase in bad debt expense.

Outdoor display operating loss increased $219,000 to $461,000 in 2011 compared to $242,000 in 2010, primarily as a result of a decrease in revenues, offset by a decrease in general and administrative expenses.  The cost of Outdoor displays represented 83.3% of related revenues in 2011 compared to 79.5% in 2010.  Outdoor display cost of equipment sales decreased $748,000 or 15.1%, principally due to the decrease in volume.  Outdoor display cost of equipment rentals and maintenance decreased $177,000 or 15.2%, primarily due to a $62,000 decrease in depreciation expense and a $114,000 decrease in field service costs to maintain the equipment.  Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Outdoor display general and administrative expenses decreased $312,000 or 17.1%, primarily due to a $456,000 charge to write-off engineering software in 2010 and the $53,000 reduction in restructuring charges, offset by a $175,000 increase in bad debt expense.

LED lighting operating loss increased $6,000 or 7.7%, primarily due to an increase in travel costs.

Real estate rental operating income decreased $95,000 or 94.1%, primarily due to the termination of a tenant lease in the fourth quarter of 2010.  The cost of Real estate rental represented 73.3% of related revenues in 2011 compared to 18.5% in 2010. Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses decreased $92,000 or 6.0%.  Reductions in consulting and medical expenses contributed to the decrease this year, offset by an increase of $175,000 in the Canadian currency exchange loss.  The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs and has outsourced the human resources department in the second quarter.

Net interest expense decreased $59,000 or 7.6%, primarily due to scheduled payments of long-term debt as well as a reduction in amortization of prepaid financing costs compared to 2010.

The effective tax rate for the six months ended June 30, 2011 and 2010 was 0.4% and 0.7%, respectively.  Both the 2011 and 2010 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total revenues for the three months ended June 30, 2011 decreased $1.2 million or 18.9% to $5.1 million from $6.3 million for the three months ended June 30, 2010, primarily due to a decrease in Outdoor display sales revenues.

Indoor display revenues decreased $408,000 or 19.0%.  Of this decrease, Indoor display equipment sales decreased $216,000 or 28.4%, primarily due to a decrease in sales from transportation market.  Indoor display equipment rentals and maintenance revenues decreased $192,000 or 13.9%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.  Also, the global recession has negatively impacted Indoor rentals and maintenance revenues.

Outdoor display revenues decreased $731,000 or 18.0%.  Of this decrease, Outdoor display equipment sales decreased $691,000 or 21.2%, primarily in the catalog sports market principally due to decreases in state and local budgets and in the commercial market.  Outdoor display equipment rentals and maintenance revenues decreased $40,000 or 5.0%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the quarter ended June 30, 2011.

Real estate rental revenues decreased $44,000 or 66.7%, due to the termination of a tenant lease in the fourth quarter of 2010 in our Santa Fe, New Mexico rental property.

Total operating loss for the three months ended June 30, 2011 decreased $965,000 to $1.3 million from $2.2 million for the three months ended June 30, 2010, principally due to a decrease in restructuring costs and general and administrative expenses offset by an increase in bad debt expense and the decline in revenues.

Indoor display operating loss decreased $799,000 to $336,000 in 2011 compared to $1.1 million in 2010, primarily as a result of the decrease in restructuring costs, offset by an increase in general and administrative expenses.  The cost of Indoor displays represented 82.1% of related revenues in 2011 compared to 85.6% in 2010.  Indoor display cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to a $164,000 decrease in depreciation expense and a $41,000 decrease in field service costs.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance.  Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Indoor display cost of equipment sales decreased $205,000 or 40.7%, primarily due to the decrease in revenues.  Indoor display general and administrative expenses decreased $797,000 or 55.2%, primarily due to the $935,000 restructuring charge in 2010 offset by an increase in payroll and benefits and related expenses and a $65,000 increase in bad debt expense.

Outdoor display operating loss decreased $251,000 to a loss of $178,000 in 2011 compared to a loss of $429,000 in 2010, primarily as a result of the $456,000 charge to write-off engineering software in 2010 and a decrease in restructuring costs, offset by the decrease in revenues.  The cost of Outdoor displays represented 84.6% of related revenues in 2011 compared to 80.3% in 2010.  Outdoor display cost of equipment sales decreased $322,000 or 12.1%, principally due to the decrease in volume.  Outdoor display cost of equipment rentals and maintenance decreased $120,000 or 19.6%, primarily due to a $31,000 decrease in depreciation expense and a $88,000 decrease in field service costs to maintain the equipment.  Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Outdoor display general and administrative expenses decreased $540,000 or 43.9%, primarily due to the charge to write-off engineering software and the $107,000 restructuring charge in 2010, offset by a $35,000 increase in bad debt expense.

LED lighting operating loss decreased $35,000 or 44.9%, primarily due to a decrease in payroll and related benefits.

Real estate rental operating income decreased $49,000 or 94.2%, primarily due to the termination of a tenant lease in the fourth quarter of 2010.  The cost of Real estate rental represented 72.7% of related revenues in 2011 compared to 18.2% in 2010.  Real estate rental general and administrative expenses remained level.

Corporate general and administrative expenses increased $71,000 or 11.2%.  The 2011 corporate general and administrative expenses include an increase of $208,000 in the Canadian currency exchange loss, offset by reductions in consulting and medical expenses.  The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs and has outsourced the human resources department in the second quarter.

Net interest expense remained level.

The effective tax rate for the three months ended June 30, 2011 and 2010 was 0.4% and 0.5%, respectively.  Both the 2011 and 2010 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss of $3.3 million for the six months ended June 30, 2011 and has a working capital deficiency of $18.8 million as of June 30, 2011.  In addition, the Company reported a loss from continuing operations of $7.1 million for the year ended December 31, 2010.  The results for the six months ended June 30, 2011 include a $70,000 restructuring charge related to the restructuring plan, as further discussed in Note 3 – Plan of Restructuring to the condensed consolidated financial statements.  As further discussed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each on its 9½% Subordinated debentures due 2012 (the “Debentures”) and the June 1, 2010 and 2011 and December 1, 2010 interest payments of $50,200 each to the trustee.  In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 interest payments of $417,800 each on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”).  Under the terms of the Indenture that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately.  In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts under the Credit Agreement.  The outstanding Debentures, Notes and Credit Agreement debt are classified as Current portion of long-term debt on the accompanying Condensed Consolidated Balance Sheets.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7½% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at June 30, 2011), which was due to mature May 1, 2011.  In May 2011, the senior lender agreed to extend the maturity date of the Credit Agreement to November 1, 2011, remove the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods and waived the December 31, 2010 non-compliance of the senior debt coverage ratio.  In 2010, the senior lender modified the monthly principal payments, modified the maturity date of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  As of June 30, 2011, the Company has drawn $3.9 million against the revolving loan facility, of which $0.1 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures.  As of June 30, 2011, the Company was in compliance with the foregoing financial covenants.  The senior lender has waived the cross-defaults in connection  with the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management hopes to accomplish within the next twelve months despite the current global credit markets, economic conditions and operating results of the Company.  While management hopes it can be successful in the long run, there can be no assurance that management will be successful in achieving these objectives.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.  The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00, subject to adjustment as provided in the Warrant.  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at June 30, 2011, payable in monthly installments through December 12, 2012.

On February 25, 2010, the Company took out a $100,000 mortgage at a fixed rate of interest of 7.80% payable in monthly interest only payments on the land held for sale located in Silver City, New Mexico and repaid it in full on August 27, 2010.

The Company has generated cash provided by operating activities of $821,000 and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the closing of the Stratford, Connecticut manufacturing facility in 2010 and has outsourced the human resources department in 2011.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the new maturity of the Credit Agreement of November 1, 2011, and is in discussions with various parties, but has no agreements or commitments such parties with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives.  If the Company is unable to obtain replacement financing before the new maturity of the Credit Agreement on November 1, 2011, the senior lender has the right to call the loan.  If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

The Company has $10.1 million of Notes outstanding.  Interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the Notes - $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note offered.  The offer will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Notes will participate.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, the Company has $1.1 million of Debentures outstanding.  The Company has not remitted the December 1, 2009 and 2010 annual sinking fund payments of $105,700 each to the trustee.  Interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund payments is an event of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such event has not been waived.  The Company’s Board of Directors recently approved a proposed comprehensive restructuring package which includes an offer to the holders of the Debentures - $100 for each $1,000 Debenture offered.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  The offer will expire on August 31, 2011 and there can be no assurance that any or all of the holders of the Debentures will participate.

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the current economic climate and the current business hardship that the Company is experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits; such as termination of the plan and require the Company to make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is hoping to make its required contributions for the 2011 plan year; however there is no assurance that the Company will be able to make all payments.

Cash and cash equivalents increased $230,000 for the six months ended June 30, 2011 compared to an increase of $166,000 for the six months ended June 30, 2010.  The increase in 2011 is primarily attributable to cash provided by operating activities of $821,000, offset by the investment in equipment for rental of $457,000, the investment in property, plant and equipment of $23,000, scheduled payments of long-term debt of $367,000, an additional payment on the term loan portion of the Credit Agreement of $100,000 and $295,000 of payments on its revolving credit facility.  In addition, the Company obtained a mortgage on its land held for sale located in Silver City, New Mexico for $650,000.  The increase in 2010 is primarily attributable cash provided by operating activities of $1.3 million, offset by the investment in equipment for rental of $820,000, the investment in property, plant and equipment of $35,000, scheduled payments of long-term debt of $597,000 and $55,000 of payments on its revolving credit facility.  In addition, the Company refinanced its Des Moines mortgage in 2010, netting an additional $260,000 for working capital needs, and obtained a mortgage on its land held for sale located in Silver City, New Mexico for $100,000.

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

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of June 30, 2011 for the remainder of 2011 and the next four years:

	Remainder of
In thousands	2011	2012	2013	2014	2015
Long-term debt, including interest	$17,615	$2,654	$ 89	$ 89	$400
Employment and consulting agreement obligations	425	226	195	195	-
Operating lease payments	120	172	72	-	-
Total	$18,160	$3,052	$356	$284	$400

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance.  These forward-looking statements will be estimates and may or may not be realized by the Company.  The Company undertakes no duty to update such forward-looking statements.  Many factors could cause actual results to differ from these forward-looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company’s products, interest rate and foreign exchange fluctuations, terrorist acts and war.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 4 – Fair Value to the condensed consolidated financial statements.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $61,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $360,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At June 30, 2011, the Company did not hold any derivative financial instruments.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting, that occurred in the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

As disclosed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, the Company has $10.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At June 30, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Also disclosed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, the Company has $1.1 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such events of default have not been waived.  At June 30, 2011, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

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

by  /s/  Angela D. Toppi

Angela D. Toppi

Executive Vice President and

Chief Financial Officer

by  /s/  Todd Dupee

Todd Dupee

Vice President and Controller

Date:  August 15, 2011