Form 10-Q/A
period 2011-06-30
TRANS LUX CORP
filed 2011-09-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/12/2011	Common Stock - $1.00 Par Value	2,442,923

______________________________________________________________________

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Trans-Lux Corporation for the period ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

______________________________________________________________________

Part II - Other Information

Item 6.	Exhibits

31.1*	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*

Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 1-2257) of Trans-Lux Corporation for the period ended June 30, 2011 filed with the SEC on August 15, 2011.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

______________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

by /s/ Angela D. Toppi
Angela D. Toppi
Executive Vice President and
Chief Financial Officer

by /s/ Todd Dupee
Todd Dupee
Vice President and Controller

Date: September 14, 2011