Form 10-Q
period 2011-09-30
TRANS LUX CORP
filed 2011-11-18
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).  Yes     X      No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/17/2011	Common Stock - $1.00 Par Value	4,686,923

TRANS-LUX CORPORATION AND SUBSIDIARIES

Page No.

Part I - Financial Information (unaudited)

Item 1.

Condensed Consolidated Balance Sheets – September 30, 2011

and December 31, 2010 (audited)

1

Condensed Consolidated Statements of Operations –

Three and Nine Months Ended September 30, 2011 and 2010

2

Condensed Consolidated Statements of Cash Flows –

Nine Months Ended September 30, 2011 and 2010

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Controls and Procedures

27

Part II - Other Information

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

(Removed and Reserved)

29

Item 5.

Other Information

30

Item 6.

Exhibits

31

Signatures

32

Exhibits

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
In thousands, except share data	2011	2010
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$780	$398
Receivables, less allowance of $1,396 - 2011 and $1,326 - 2010	3,454	2,970
Unbilled receivables	26	11
Inventories	3,681	4,852
Prepaids and other	718	532
Total current assets	8,659	8,763
Rental equipment	50,525	50,229
Less accumulated depreciation	33,372	30,173
	17,153	20,056
Property, plant and equipment	6,888	6,840
Less accumulated depreciation	4,786	4,571
	2,102	2,269
Asset held for sale	696	920
Goodwill	744	810
Other assets	380	624
TOTAL ASSETS	$29,734	$33,442
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,930	$2,459
Accrued liabilities	9,621	7,555
Current portion of long-term debt	16,588	16,378
Total current liabilities	28,139	26,392
Long-term debt:
Notes payable	2,251	2,335
Deferred pension liability and other	4,924	4,685
Total liabilities	35,314	33,412
Stockholders' equity (deficit):
Common - $1 par value - 5,500,000 shares authorized,
2,826,424 shares issued in 2011 and 2010	2,827	2,827
Additional paid-in-capital	14,297	14,279
Accumulated deficit	(17,476)	(12,025)
Accumulated other comprehensive loss	(2,165)	(1,988)
Treasury stock - at cost - 383,596 common shares in 2011 and 2010	(3,063)	(3,063)
Total stockholders' equity (deficit)	(5,580)	30
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,734	$33,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share data	2011	2010	2011	2010
Revenues:
Equipment rentals and maintenance	$1,908	$2,205	$5,903	$6,654
Equipment sales	5,185	4,822	11,152	11,902
Real estate rentals	24	52	69	182
Total revenues	7,117	7,079	17,124	18,738

Cost of revenues:
Cost of equipment rentals and maintenance	1,727	1,958	4,976	5,778
Cost of equipment sales	4,911	3,853	9,874	9,564
Cost of real estate rentals	16	16	49	40
Total cost of revenues	6,654	5,827	14,899	15,382

Gross profit from operations	463	1,252	2,225	3,356
General and administrative expenses	(1,950)	(2,025)	(6,205)	(6,301)
Restructuring costs	(16)	(63)	(86)	(1,105)
Operating loss	(1,503)	(836)	(4,066)	(4,050)
Interest expense, net	(416)	(380)	(1,140)	(1,163)
Loss from continuing operations before income taxes	(1,919)	(1,216)	(5,206)	(5,213)
Income tax expense	(7)	(14)	(21)	(42)
Loss from continuing operations	(1,926)	(1,230)	(5,227)	(5,255)
Loss from discontinued operations	(224)	-	(224)	-
Net loss	$(2,150)	$(1,230)	$(5,451)	$(5,255)

Loss per share continuing operations - basic and diluted	$(0.79)	$(0.50)	$(2.14)	$(2.16)
Loss per share discontinued operations - basic and diluted	(0.09)	-	(0.09)	-
Total loss per share - basic and diluted	$(0.88)	$(0.50)	$(2.23)	$(2.16)

Weighted average common shares outstanding - basic and diluted	2,443	2,443	2,443	2,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
In thousands	2011	2010
Cash flows from operating activities
Net loss	$(5,451)	$(5,255)
Loss from discontinued operations	224	-
Loss from continuing operations	(5,227)	(5,255)
Adjustment to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,492	4,009
Amortization of restricted Common Stock	18	-
Non-cash restructuring charges	-	799
Write-off of engineering software, net	-	456
Changes in operating assets and liabilities:
Receivables	(499)	(1,271)
Inventories	1,171	70
Prepaids and other assets	46	70
Accounts payable and accrued liabilities	1,330	2,253
Deferred pension liability and other	239	294
Net cash provided by operating activities of continuing operations	570	1,425
Cash flows from investing activities
Equipment manufactured for rental	(296)	(1,192)
Purchases of property, plant and equipment	(48)	(57)
Net cash used in investing activities of continuing operations	(344)	(1,249)
Cash flows from financing activities
Payments of long-term debt	(644)	(1,169)
Proceeds from long-term debt	800	880
Net cash provided by (used in) financing activities of continuing operations	156	(289)
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	-	35
Net cash provided by discontinued operations	-	35
Net increase (decrease) in cash and cash equivalents	382	(78)
Cash and cash equivalents at beginning of year	398	541
Cash and cash equivalents at end of period	$780	$463
Supplemental disclosure of cash flow information:
Interest paid	$358	$363
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

Note 1 – Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the September 30, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  The Condensed Consolidated Balance Sheet at December 31, 2010 is derived from the December 31, 2010 audited financial statements.

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and has disclosed subsequent events in these financial statements.

Recent Accounting Pronouncements:  In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 provides amendments to Topic 350 to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to clarify that, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We plan to adopt the provisions of this update at the beginning of our fourth quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite lived intangible assets.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $5.2 million for the nine months ended September 30, 2011 and has a working capital deficiency of $19.5 million as of September 30, 2011.  As further discussed in Note 6 – Long-Term Debt, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each and has not remitted the June 1, 2010 and 2011 and December 1, 2010 interest payments of $50,200 each on its 9½% Subordinated debentures due 2012 (the “Debentures”).  In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 interest payments of $417,800 each on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”).  Under the terms of the Indentures that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately.  In the event that the Company receives such notice, the senior lender under the Company’s bank credit agreement (the “Credit Agreement”) has the right to demand payment on outstanding amounts under the Credit Agreement.  The outstanding Debentures, Notes and Credit Agreement debt are classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the Notes to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the Debenturesto receive $100 for each

$1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  Both offers expired on October 31, 2011.  $8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into fifty (50) shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock), and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consisted of 1,000 shares of Preferred Stock (convertible into 50,000 shares of Common Stock) and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase (a) one share of the Company’s Common Stock and (b) a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  Any net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender will be used for working capital and other general corporate purposes.

Subsequent to the end of the quarter, in November 2011, the senior lender modified the maturity date of the Credit Agreement to December 1, 2011.  In May 2011, the senior lender removed the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods, waived the December 31, 2010 non-compliance of the senior debt coverage ratio and modified the maturity date of the Credit Agreement.  The senior lender has retained the right to call the Credit Agreement in the event that the remaining holders of the Debentures or the Notes demand payment.  In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.

In June 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of

1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.  The Company also refinanced its mortgage on its Des Moines, Iowa facility in March 2010, which provided an additional $260,000 for working capital.

The Company continues to manage a plan to improve operating results.  The plan includes a joint venture agreement with a People’s Republic of China company to establish a cooperative venture limited liability company in the People’s Republic of China to engage in research, engineering, development, manufacturing, sale and distribution of LED lamps, LED digital signage and LED lighting or similar products.  The Company is pursuing new business opportunities in the LED lighting market with energy-saving lighting solutions and supplementing our established digital display and signage businesses with a highly flexible, cost-efficient and creative means for facilities to enhance their environments with LED lighting.  The Company now features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company continues to seek ways to reduce costs of components used in its products and other expenses to improve sales margins, and continues to look at ways to lower overhead costs, such as compensation and benefits and has outsourced the human resources department in the second quarter of 2011.  The plan includes partnering with an LED supplier and offering several new high resolution LED large screen systems.  There can be no assurance that the Company will achieve higher sales, improved margins or lower costs.

Because the Credit Agreement is secured by substantially all of the Company’s eligible accounts receivable, inventory and other assets, management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations during the period of time when it is required to repay amounts outstanding under the Credit Agreement.  Further, if the Company is unable to obtain waivers or cure the defaults on the remaining Debentures and the Notes, the Debentures and the Notes could be called and be immediately due. Such notice would trigger a default under the Credit Agreement.  If the Credit Agreement, Debentures and Notes are called, the Company would need to obtain additional financing; there can be no assurance that the Company will be able to do so and, even if it obtains such additional financing, how the terms of such financing will affect the Company.  If the debt is called and new financing cannot be arranged, it is unlikely the Company will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

Note 3 - Plan of Restructuring

In the second quarter of 2010, the Company implemented a restructuring plan to reduce operating costs.  The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 year-end results included a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The 2011 actions include the elimination of approximately 30 additional positions.  The 2011 results include an additional restructuring charge of $86,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next three months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 30, 2011 and the remaining accrued balance of restructuring costs as of September 30, 2011, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance September 30, 2011
Severance costs (1)	$ -	$ 40	$ 38	$ 2
Facility closing costs (2)	215	6	166	55
Other fees	94	40	48	86
	$ 309	$ 86	$ 252	$ 143

(1) Represents salaries for employees separated from the Company.

(2) Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during the nine months ended September 30, 2011 and the remaining accrued balance of restructuring costs as of September 30, 2011:

	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance September 30, 2011
Indoor display	$ 309	$ 61	$ 227	$ 143
Outdoor display	-	25	25	-
	$ 309	$ 86	$ 252	$ 143

Note 4 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $65,000 at September 30, 2011, respectively, and $5,000 and $71,000 at December 31, 2010, respectively.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $2.3 million and $0.1 million at September 30, 2011, respectively, and $1.2 million and $0.1 million at December 31, 2010, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $7.7 million and $7.5 million at September 30, 2011 and December 31, 2010, respectively.  The fair value of the Company’s Warrants, using the Black Scholes valuation model to estimate the fair value, which requires various assumptions, including estimating stock price volatility and risk free rate of interest rate, a Level 2 based on observable inputs, was $76,000 at September 30, 2011.

Note 5 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	September 30 2011	December 31 2010
Raw materials	$ 2,370	$ 3,948
Work-in-progress	60	152
Finished goods	1,251	752
	$ 3,681	$ 4,852

Note 6 – Long-Term Debt

As of September 30, 2011 the Company had $10.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At September 30, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors approved a comprehensive restructuring plan which included an offer to the holders of the Notes to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1,153,000 outstanding.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of September 30, 2011 the Company had $1.1 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  At September 30, 2011, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors approved a comprehensive restructuring plan which included an offer to the holders of the Debentures to receive $100 for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $339,000 outstanding.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7½% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at September 30, 2011), which was due to mature November 1, 2011.  Subsequent to the end of quarter in November 2011, the senior lender agreed to modify the maturity date of the Credit Agreement to December 1, 2011.  In May 2011, the senior lender removed the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods, waived the December 31, 2010 non-compliance of the senior debt coverage ratio and modified the maturity date of the Credit Agreement.  In 2010, the senior lender modified the monthly principal payments, modified the maturity date of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  As of September 30, 2011, the Company has drawn the entire $4.3 million against the revolving loan facility, so none was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures.  As of September 30, 2011, the Company was in compliance with the foregoing financial covenants.  The senior lender has waived the cross-defaults in connection with the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.  The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included paying the $320,833 outstanding term loan and paying $1.0 million on the outstanding revolving loan with the senior lender under the Credit Agreement.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at September 30, 2011, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a $100,000 mortgage at a fixed rate of interest of 7.80% payable in monthly interest only payments on the land held for sale located in Silver City, New Mexico and repaid it in full on August 27, 2010.

Note 7 – Comprehensive Loss

Total comprehensive loss is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2011	2010	2011	2010
Net loss, as reported	$(2,150)	$(1,230)	$(5,451)	$(5,255)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(299)	117	(177)	73
Total other comprehensive (loss) income, net of tax	(299)	117	(177)	73
Comprehensive loss	$(2,449)	$(1,113)	$(5,628)	$(5,182)

Note 8 - Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2011	2010	2011	2010
Interest cost	$ 137	$ 135	$ 411	$ 405
Expected return on plan assets	(99)	(104)	(297)	(312)
Amortization of net actuarial loss	86	76	260	228
Net periodic pension cost	$ 124	$ 107	$ 374	$ 321

As of September 30, 2011, the Company has recorded a current pension liability of $0.1 million, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.8 million, which is included in Deferred pension liability and other on the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2011 is expected to be $0.2 million.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair value of these assets is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds and mutual funds using quoted market prices, a Level 1 or an observable input, the guaranteed investment contracts, equity and index funds and bonds, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of September 30, 2011:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$ 1,796	$ -	$ 1,796
Equity and index funds	867	2,077	-	2,944
Bonds	-	18	-	18
Total pension plan assets	$ 867	$ 3,891	$ -	$ 4,758

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

Note 9 – Share-Based Compensation

The Company did not issue any stock options during the three and nine months ended September 30, 2011 and 2010.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	12,500	4.81
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	12,500	4.81	2.5
Vested and expected to vest at end of period	12,500	4.81	2.5	-
Exercisable at end of period	12,500	4.81	2.5	-

On February 16, 2010, the Board granted Mr. Jean-Marc (J.M.) Allain, the Company’s new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% will vest after two years.  The Company is recording stock compensation expense over the vesting period and recorded $18,000 of stock compensation expense for the nine months ended September 30, 2011.

Note 10 – Loss Per Common Share

Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  In periods when the Company reports net income, diluted per common share amounts are calculated by adjusting net income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after stock options vested under the treasury stock method and warrants outstanding.  At

September 30, 2011 and 2010, there were outstanding stock options to purchase 12,500 and 23,000 shares of Common Stock, respectively, and warrants to purchase 1.0 million shares of Common Stock at September 30, 2011, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

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

The Company evaluates segment performance and allocates resources based upon operating income (losses).  The Company’s operations are managed in four reportable business segments.  The Display Division comprises two operating segments: Indoor display and Outdoor display.  Both design, produce, lease, sell and service large-scale, multi-color, real-time electronic information displays.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Indoor display and Outdoor display segments are differentiated primarily by the customers they serve.  The new LED lighting segment intends to sell energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Real estate rental segment owns and operates an income-producing property.  Segment operating (loss) income is shown after cost of revenues and sales, general and administrative expenses directly associated with the segment. Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.  The total goodwill of $0.7 million relates to the Outdoor display segment.

Foreign revenues represent less than 10% of the Company’s revenues and therefore are not separately disclosed.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.

Information about the Company’s continuing operations in its four business segments for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2011	2010	2011	2010
Revenues:
Indoor display	$ 1,815	$ 1,601	$ 5,529	$ 5,426
Outdoor display	5,278	5,426	11,526	13,130
LED lighting	-	-	-	-
Real estate rental	24	52	69	182
Total revenues	$ 7,117	$ 7,079	$ 17,124	$ 18,738
Operating (loss) income:
Indoor display	$ (535)	$ (587)	$ (1,111)	$ (2,042)
Outdoor display	(353)	645	(814)	403
LED lighting	(155)	(68)	(239)	(146)
Real estate rental	(42)	33	(36)	134
Corporate general and administrative expenses	(418)	(859)	(1,866)	(2,399)
Total operating loss	(1,503)	(836)	(4,066)	(4,050)
Interest expense, net	(416)	(380)	(1,140)	(1,163)
Loss before income taxes	(1,919)	(1,216)	(5,206)	(5,213)
Income tax expense	(7)	(14)	(21)	(42)
Net loss	$ (1,926)	$ (1,230)	$ (5,227)	$ (5,255)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a leading designer and manufacturer of digital display signage solutions.  The essential elements of these systems are the real-time, programmable electronic information displays we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that now features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company also owns and operates an income-producing rental property.  The Company operates in four reportable segments: Indoor display, Outdoor display, LED lighting and Real estate rental.

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

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we did not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position.  Subsequent to the end of quarter in November 2011, the senior lender agreed to modify the maturity date of the Credit Agreement to December 1, 2011.  In May 2011, the senior lender removed the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods, waived the December 31, 2010 non-compliance of the senior debt coverage ratio and modified the maturity date of the Credit Agreement.  In 2010, the senior lender modified the monthly principal payments, modified the maturity of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  The Credit Agreement is secured by substantially all of our eligible accounts receivable, inventory and other assets.  We cannot provide any assurance that we would have sufficient cash and liquid assets to fund normal operations during the period of time when we are required to repay amounts outstanding under the Credit Agreement.

The Company’s Board of Directors has approved a comprehensive restructuring plan which included offers to the holders of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the Company’s 9 ½% Subordinated debentures due 2012 (the “Debentures”)to receive $100 for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  Both offers expired on October 31, 2011.  $8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share, (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into fifty (50) shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock), and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consisted of 1,000 shares of Preferred Stock (convertible into 50,000 shares of Common Stock) and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase (a) one share of the Company’s Common Stock and (b) a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the

Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  Any net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender will be used for working capital and other general corporate purposes.

The Company has been successful in obtaining additional liquidity, and as a result we now believe that we will have sufficient cash and liquid assets to fund normal operations for the next 12 months.

Because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the remaining noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our 2010 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further stated that the uncertainty regarding the ability to make the required sinking fund payments on the Debentures and the interest payments on the Notes and the Debentures, together with the potential of the senior lender accelerating the payments under the Credit Agreement due to the events of default on the Debentures and the Notes raises substantial doubt about our ability to continue as a going concern.  See Note 2 – Going Concern to the condensed consolidated financial statements.

Results of Operations

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Total revenues for the nine months ended September 30, 2011 decreased $1.6 million or 8.6% to $17.1 million from $18.7 million for the nine months ended September 30, 2010, primarily due to a decrease in Outdoor display sales revenues.

Indoor display revenues increased $103,000 or 1.9%.  Of this increase, Indoor display equipment sales increased $484,000 or 33.8%, primarily due to an increase in sales from the gaming market.  Indoor display equipment rentals and maintenance revenues decreased $381,000 or 9.5%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.  Also, the global recession has negatively impacted Indoor rentals and maintenance revenues.

Outdoor display revenues decreased $1.6 million or 12.2%.  Of this decrease, Outdoor display equipment sales decreased $1.2 million or 11.8%, primarily in the commercial market and in the catalog sports market, principally due to decreases in state and local budgets.  Outdoor display equipment rentals and maintenance revenues decreased $370,000 or 13.9%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the nine months ended September 30, 2011.

Real estate rental revenues decreased $113,000 or 62.1%, due to the termination of a tenant lease in the fourth quarter of 2010 in our Santa Fe, New Mexico rental property.

Total operating loss for the nine months ended September 30, 2011 remained level at $4.1 million.  The 2011 operating loss for the nine months ended September 30, 2011 includes an $800,000 reserve for obsolete inventory due to the Company’s focus on its new TL Vision product line.  The 2010 operating loss for the nine months ended September 30, 2010 included the $1.1 million restructuring costs and the $456,000 charge to write-off engineering software.

Indoor display operating loss decreased $931,000 to $1.1 million in 2011 compared to $2.0 million in 2010, primarily as a result of a decrease in restructuring costs, offset by a $66,000 charge for goodwill impairment due to the Company’s focus on its new TL Vision product line.  The cost of Indoor displays represented 85.2% of related revenues in 2011 compared to 92.5% in 2010.  Indoor display cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to a $491,000 decrease in depreciation expense and a $102,000 decrease in field service costs.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance.  Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Indoor display cost of equipment sales increased $287,000 or 29.8%, due to the increase in revenues, offset by a reduction in material costs.  Indoor display general and administrative expenses decreased $522,000 or 21.3%, primarily due to the $937,000 reduction in restructuring costs offset by an increase in payroll and benefits and related expenses and a $132,000 increase in bad debt expense.

Outdoor display operating income decreased $1.2 million to a loss of $814,000 in 2011 compared to income of $403,000 in 2010, primarily as a result of the decrease in revenues and an increase in the reserve for obsolete inventory, offset by a decrease in general and administrative expenses.  The cost of Outdoor displays represented 87.9% of related revenues in 2011 compared to 78.6% in 2010.  Outdoor display cost of equipment sales remained level, despite the $800,000 increase in the reserve for obsolete inventory, offset by the decrease in volume.  Outdoor display cost of equipment rentals and maintenance decreased $209,000 or 12.1%, primarily due to a $93,000 decrease in depreciation expense and a $115,000 decrease in field service costs to maintain the equipment.  Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Outdoor display general and administrative expenses decreased $201,000 or 8.4%, primarily due to the $456,000 charge to write-off engineering software in 2010 and a $82,000 reduction in restructuring costs, offset by a $240,000 increase in bad debt expense.

LED lighting operating loss increased $93,000 or 63.7%, primarily due to an increase in marketing and payroll and related expenses.

Real estate rental operating income decreased $170,000 to a loss of $36,000 compared to a profit of $134,000 in 2010, primarily due to the termination of a tenant lease in the fourth quarter of 2010 and a $47,000  increase in bad debt expense in 2011.  The cost of Real estate rental represented 71.0% of related revenues in 2011 compared to 22.0% in 2010.  Real estate rental general and administrative expenses increased $48,000 due to the increase in bad debt expense.

Corporate general and administrative expenses decreased $533,000 or 22.2%.  Reductions in consulting and medical expenses contributed to the decrease this year, as well as an increase of $231,000 in the Canadian currency exchange gain.  The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs and has outsourced the human resources department in the second quarter of 2011.

Net interest expense decreased $21,000 or 1.8%, primarily due to scheduled payments of long-term debt as well as a reduction in amortization of prepaid financing costs compared to 2010.

The effective tax rate for the nine months ended September 30, 2011 and 2010 was 0.4% and 0.8%, respectively.  Both the 2011 and 2010 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

The loss from discontinued operations relates to impairment in the fair market value of the land held for sale located in Silver City, New Mexico.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Total revenues for the three months ended September 30, 2011 increased slightly compared to the three months ended September 30, 2010, primarily due to an increase in Indoor display sales revenues, offset by a decrease in Outdoor display rental and maintenance revenues.

Indoor display revenues increased $214,000 or 13.4%.  Of this increase, Indoor display equipment sales increased $284,000 or 87.1%, primarily due to an increase in sales from gaming market.  Indoor display equipment rentals and maintenance revenues decreased $70,000 or 5.5%, primarily due to disconnects and non-renewals of equipment on rental on existing contracts in the financial services market.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications. Also, the global recession has negatively impacted Indoor rentals and maintenance revenues.

Outdoor display revenues decreased $148,000 or 2.7%.  Of this decrease, Outdoor display equipment rentals and maintenance revenues decreased $227,000 or 24.4%, primarily due to the continued expected revenue decline in the older Outdoor display equipment rental and maintenance bases acquired in the early 1990s.  Outdoor display equipment sales increased $79,000 or 1.8%, primarily in the catalog sports market.  The global recession has negatively impacted the Outdoor sales and rentals and maintenance revenues as well.

LED lighting is a start-up business and has not generated any revenues for the quarter ended September 30, 2011.

Real estate rental revenues decreased $28,000 or 53.8%, due to the termination of a tenant lease in the fourth quarter of 2010 in our Santa Fe, New Mexico rental property.

Total operating loss for the three months ended September 30, 2011 increased $667,000 to $1.5 million from $836,000 for the three months ended September 30, 2010, principally due to the $800,000 reserve for obsolete inventory due to the Company’s focus on its new TL Vision product line.

Indoor display operating loss decreased $52,000 to $535,000 in 2011 compared to $587,000 in 2010, primarily as a result of the increase in sales revenues, offset by the $66,000 charge for goodwill impairment due to the Company’s focus on its new TL Vision product line.  The cost of Indoor displays represented 93.9% of related revenues in 2011 compared to 100.9% in 2010.  Indoor display cost of equipment rentals and maintenance as a percentage of related revenues decreased primarily due to a $187,000 decrease in depreciation expense and a $44,000 decrease in field service costs.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment rentals and maintenance.  Cost of Indoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Indoor display cost of equipment sales increased $286,000 or 131.8%, primarily due to the increase in revenues.  Indoor display general and administrative expenses increased $74,000 or 12.9%, primarily due to the $66,000 charge for goodwill impairment.

Outdoor display operating income decreased $998,000 to a loss of $353,000 in 2011 compared to income of $645,000 in 2010, primarily as a result of the $800,000 increase in the reserve for obsolete inventory.  The cost of Outdoor displays represented 93.5% of related revenues in 2011 compared to 77.3% in 2010.  Outdoor display cost of equipment sales increased $771,000 or 21.2%, principally due to the increase in reserve for obsolete inventory.  Outdoor display cost of equipment rentals and maintenance decreased $32,000 or 5.7%, primarily due to a $31,000 decrease in depreciation expense.  Cost of Outdoor display equipment rentals and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Outdoor display general and administrative expenses increased $111,000 or 18.9%, primarily due to an increase in the bad debt expense offset by a decrease in restructuring costs.

LED lighting operating loss increased $87,000 or 127.9%, primarily due to an increase in marketing expenses and payroll and related benefits.

Real estate rental operating income decreased $75,000 to a loss of $42,000 in 2011 compared to income of $33,000 in 2010, primarily due to the termination of a tenant lease in the fourth quarter of 2010 and the $47,000 increase in bad debt expense.  The cost of Real estate rental represented 66.7% of related revenues in 2011 compared to 30.8% in 2010.  Real estate rental general and administrative expenses increased $47,000 to $50,000 in 2011 from $3,000 in 2010 due to the increase in bad debt expense.

Corporate general and administrative expenses decreased $441,000 or 51.3%.  The 2011 corporate general and administrative expenses includes a $302,000 Canadian currency exchange gain, a $44,000 decrease in restructuring costs and a reduction in human resources department and benefits due to the outsourcing of that department, offset by an increase in consulting expenses.

Net interest expense increased $39,000 or 10.3%, primarily due to the revaluation of the Warrants to their current market value.

The effective tax rate for the three months ended September 30, 2011 and 2010 was 0.4% and 1.2%, respectively.  Both the 2011 and 2010 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

The loss from discontinued operations relates to impairment in the fair market value of the land held for sale located in Silver City, New Mexico.

Liquidity and Capital Resources

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss of $5.2 million for the nine months ended September 30, 2011 and has a working capital deficiency of $19.5 million as of September 30, 2011.  In addition, the Company reported a loss from continuing operations of $7.1 million for the year ended December 31, 2010.  The results for the nine months ended September 30, 2011 includes $86,000 for restructuring costs related to the restructuring plan, as further discussed in Note 3 – Plan of Restructuring to the condensed consolidated financial statements.  As further discussed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, the Company has not remitted the December 1, 2009 and 2010 required sinking fund payments of $105,700 each on its 9½% Subordinated debentures due 2012 (the “Debentures”) and the June 1, 2010 and 2011 and December 1, 2010 interest payments of $50,200 each to the trustee.  In addition, the Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 interest payments of $417,800 each on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”).  Under the terms of the Indenture that govern the Debentures and Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately.  In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts under the Credit Agreement.  The outstanding Debentures, Notes and Credit Agreement debt are classified as Current portion of long-term debt on the accompanying Condensed Consolidated Balance Sheets.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board of Directors has approved a comprehensive restructuring plan which included offers to the holders of the Notes to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the Debentures to receive $100 for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  Both offers expired on October 31, 2011.  $8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into fifty (50) shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock), and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consisted of 1,000 shares of Preferred Stock (convertible into 50,000 shares of Common Stock) and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase (a) one share of the Company’s Common Stock and (b) a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  Any net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender will be used for working capital and other general corporate purposes.

The Company has a bank Credit Agreement, as amended, which provides for a term loan of $10.0 million, a non-revolving line of credit of up to $6.2 million (which is no longer available) to finance the redemption of one-half of the 7½% Subordinated notes due 2006 (which were redeemed in June 2006 and are no longer outstanding), and a revolving loan of up to $4.3 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, with a floor of 6.00% (6.00% at September 30, 2011), which was due to mature November 1, 2011.  Subsequent to the end of quarter in November 2011, the senior lender agreed to modify the maturity date of the Credit Agreement to December 1, 2011.  The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included paying the $320,833 outstanding term loan and paying $1.0 million on the outstanding revolving loan with the senior lender under the Credit Agreement.  In May 2011, the senior lender removed the senior debt coverage ratio covenant for the March 31, 2011 and June 30, 2011 periods, waived the December 31, 2010 non-compliance of the senior debt coverage ratio and modified the maturity date of the Credit Agreement.  In 2010, the senior lender modified the monthly principal payments, modified the maturity date of the Credit Agreement and reduced the availability under the revolving loan from $5.0 million to $4.3 million.  As of September 30, 2011, the Company has drawn the entire $4.3 million against the revolving loan facility, so none was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a loan-to-value ratio of not more than 50% and a quarterly $1.0 million cap on capital expenditures.  As of September 30, 2011, the Company was in compliance with the foregoing financial covenants.  The senior lender has waived the cross-defaults in connection with the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing and the Company is in discussions with senior lenders and others to obtain additional borrowing capacity, which management hopes to accomplish within the next twelve months despite the current global credit markets, economic conditions and operating results of the Company.  While management hopes it can be successful in the long run, there can be no assurance that management will be successful in achieving these objectives.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.  The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at September 30, 2011, payable in monthly installments through December 12, 2012.

On February 25, 2010, the Company took out a $100,000 mortgage at a fixed rate of interest of 7.80% payable in monthly interest only payments on the land held for sale located in Silver City, New Mexico and repaid it in full on August 27, 2010.

The Company has generated cash provided by operating activities of $570,000 and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the closing of the Stratford, Connecticut manufacturing facility in 2010 and has outsourced the human resources department in 2011.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  We believe that with the additional liquidity the Company obtained subsequent to the end of the quarter, we will meet our anticipated current and near term cash requirements.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the new maturity of the Credit Agreement of December 1, 2011, and is in discussions with various parties, but has no agreements or commitments such parties with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives.  If the Company is unable to obtain replacement financing before the new maturity of the Credit Agreement on December 1, 2011, the senior lender has the right to call the loan.  If the loan were called, the Company would have difficulties meeting its obligations in the normal course of business.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

As of September 30, 2011 the Company had $10.1 million of Notes outstanding.  Interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Company’s Board of Directors approved a comprehensive restructuring plan which included an offer to the holders of the Notes to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1,153,000 outstanding.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, the Company had $1.1 million of Debentures outstanding as of September 30, 2011.  The Company has not remitted the December 1, 2009 and 2010 annual sinking fund payments of $105,700 each to the trustee.  Interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund payments is an event of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such event has not been waived.  The Company’s Board of Directors approved a comprehensive restructuring plan which includes an offer to the holders of the Debentures to receive $100 for each $1,000 Debenture offered.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $339,000 outstanding.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

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

Cash and cash equivalents increased $382,000 for the nine months ended September 30, 2011 compared to a decrease of $78,000 for the nine months ended September 30, 2010.  The increase in 2011 is primarily attributable to cash provided by operating activities of $570,000 and $150,000 of borrowings on its revolving credit facility, offset by the investment in equipment for rental of $296,000, the investment in property, plant and equipment of $48,000, scheduled payments of long-term debt of $544,000 and an additional payment on the term loan portion of the Credit Agreement of $100,000.  In addition, the Company obtained a mortgage on its land held for sale located in Silver City, New Mexico for $650,000.  The decrease in 2010 is primarily attributable to the investment in equipment for rental of $1.2 million, the investment in property, plant and equipment of $57,000 and scheduled payments of long-term debt of $680,000, offset by cash provided by operating activities of $1.4 million and $130,000 of borrowings on its revolving credit facility.  Also in 2010, the Company refinanced its Des Moines mortgage, netting an additional $260,000 for working capital needs.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, the Company has prepared its condensed consolidated financial statements on a going concern basis.  While we have prepared our consolidated financial statements on a going concern basis, our condensed consolidated financial statements included in this quarterly report on Form 10-Q do not reflect any adjustments that might specifically result from the outcome of this uncertainty.  The Company has disclosed its restructuring plan.  See Note 2 – Going Concern to the condensed consolidated financial statements.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2011 for the remainder of 2011 and the next four years:

	Remainder of
In thousands	2011	2012	2013	2014	2015
Long-term debt, including interest	$ 17,803	$ 2,654	$ 89	$ 89	$ 400
Employment and consulting agreement obligations	363	226	195	195	-
Operating lease payments	75	262	72	-	-
Total	$ 18,241	$ 3,142	$ 356	$ 284	$ 400

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 4 – Fair Value to the condensed consolidated financial statements.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $64,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $340,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At September 30, 2011, the Company did not hold any derivative financial instruments.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting, that occurred in the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Item 1A.

Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which should be carefully considered.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2011, the Company entered into a subscription agreement for a private placement for which R. F. Lafferty & Co., Inc. acted as the placement agent, consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant (the “Warrant”) to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 (subject to adjustment to $0.10 per share).  No underwriting discounts or commissions were paid.

Item 3.

Defaults Upon Senior Securities

As disclosed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, as of September 30, 2011 the Company had $10.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At September 30, 2011, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors approved a comprehensive restructuring plan which included an offer to the holders of the Notes to receive $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1,153,000 outstanding.  The Common Stock offered in exchange for the Notes will not and have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Also disclosed in Note 6 – Long-Term Debt to the condensed consolidated financial statements, as of September 30, 2011 the Company had $1.1 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such events of default have not been waived.  At September 30, 2011, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  The Company’s Board of Directors approved a comprehensive restructuring plan which included an offer to the holders of the Debentures to receive $100 for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $339,000 outstanding.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

On November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share, (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into fifty (50) shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock), and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit shall consist of 1,000 shares of Preferred Stock (convertible into 50,000 shares of Common Stock) and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase (a) one share of the Company’s Common Stock and (b) a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

R.F. Lafferty & Co., Inc., a FINRA registered broker-dealer, was engaged as placement agent in connection with the private placement.  The placement agent was paid fees based upon a maximum of an $8,000,000 raise (and no fees were paid upon the additional $330,000 of gross proceeds raised which brought the total offering to $8,330,000).  Such fees consisted of a cash fee in the amount of $400,000 and warrants to purchase 24 Units.  The A Warrants issuable upon exercise of the Placement Agent Warrants (and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent’s Warrants) shall be substantially the same as the A Warrants (and B Warrants) sold to the investors in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two (2) years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of (i) three (3) years from the Closing Date or (ii) one (1) year from the date or exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $1.00 per share (subject to adjustment to $0.20 per share in the case of the A Warrants and $0.50 per share in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold to the investors in the offering).

In connection with the private placement, the Company agreed with investors in the private placement to file a proxy or information statement with the SEC no later than thirty (30) days after the Closing Date and use our best efforts to obtain, on or before sixty (60)  days after the Closing Date, such approvals of the Company’s stockholders as may be required to (i) reduce the par value of the Company’s Common Stock and Preferred Stock to $0.001 per share, (ii) increase the number of authorized shares of Common Stock of the Company to 60,000,000 shares, and (iii) issue all of the shares of Common Stock issuable upon conversion or exercise of, or otherwise with respect to, the Shares and the Warrants in accordance with Delaware law and any applicable rules or regulations of the Pink Sheets, the OTCBB and/or NASDAQ, through an increase in authorized capital (the “Stockholder Approval”).

In connection with the private placement, the Company also agreed with investors in the private placement to file a registration statement with the U.S. Securities and Exchange Commission covering the resale of 100% of the shares of common stock underlying the Preferred Stock, and the A Warrants issued (and B Warrants issuable upon exercise of the A Warrants) in connection with the private placement no later than the earlier of (i) 60 days after the Closing Date, and (ii) 10 days after the Stockholder Approval is required.

The securities sold in the private placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.  The investors all had prior investment experience, including experience investing in non-listed and non-registered common stock and that he or she understood the highly speculative nature of any investment in the stock offered as a prerequisite to the offerees’ participation in the Offering.  The securities shall not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

In addition to the foregoing, as of November 14, 2011, the Company completed an exchange offer with the holders of the Company’s Notes pursuant to which such holders received $225 plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  Pursuant to such exchange offer, $8,976,000 principal amount of the Notes were exchanged for an aggregate of $2,019,600 in cash and 2,244,000 shares of the Company’s Common Stock.

The foregoing information is a summary of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of such agreements, a copy of which are attached as exhibits to this Quarterly Report on Form 10-Q. Readers should review such agreement for a complete understanding of the terms and conditions associated with these transactions.

Item 6.

Exhibits

3.1	Form of Subscription Agreement dated as of September 28, 2011, filed herewith.

3.2	Statement of Designation, Powers, Preferences and Rights of Series A Convertible Preferred Stock, filed herewith.

3.3	Form of Class A Warrant, filed herewith.

3.4	Form of Class B Warrant, filed herewith.

10.1	Amendment No. 18 to the Amended and Restated Commercial Loan and Security Agreement with People’s United Bank dated as of November 1, 2011, filed herewith.

31.1	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Angela D. Toppi, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Angela D. Toppi
Angela D. Toppi
Executive Vice President and
Chief Financial Officer

	by	/s/ Todd Dupee
Todd Dupee
Vice President and Controller

Date: November 18, 2011