Form 10-K
period 2011-12-31
TRANS LUX CORP
filed 2012-04-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

       [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

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

26 Pearl Street, Norwalk, CT  06850-1647

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (203) 853-4321

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes                  No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes                  No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X          No

CONTINUED

TRANS-LUX CORPORATION

2011 Form 10-K Cover Page Continued

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes    X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No      X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2011, was approximately $648,000.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of the latest practicable date, on March 29, 2012, was 4,686,828 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of the Registrant’s fiscal year end (the “Proxy Statement”), are incorporated by reference into Part III, Items 10-14 of this Form 10-K to the extent stated herein.

PART I

ITEM 1.                 BUSINESS

SUMMARY

Unless the context otherwise requires, the term “Company” as used herein refers to Trans-Lux Corporation and its subsidiaries.  The Company is a leading designer and manufacturer of digital signage display solutions.  The essential elements of these systems are the real-time, programmable digital displays the Company designs, manufactures, distributes and services.  These display systems utilize LED (light emitting diode) technologies.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these display products include full color text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications.  In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company also owns an income-producing real estate property which has been placed on the market for sale.

DIGITAL DISPLAY PRODUCTS

The Company’s new generation of LED large screen systems features the latest digital display technologies and capabilities.  The Company’s product line of high performance state-of-the art digital displays and controllers are used to communicate messages and information in virtually any configuration in a variety of indoor and outdoor applications.  Most of the Company’s digital display products include hardware components and sophisticated software.  In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications.  The Company also operates a direct service network throughout the United States and parts of Canada, which performs on-site project management, installation, service and maintenance for its customers and others.

The Company employs a modular engineering design strategy, allowing basic “building blocks” of electronic modules to be easily combined and configured in order to meet the broad application requirements of the various industries it serves.  This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

The Company’s Digital display market is comprised of two distinct segments: the Digital display sales division and the Digital display lease and maintenance division.  Digital displays are used by financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; sports stadiums and venues; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, race tracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.

Digital Display Sales Division:  The Digital display sales market is currently dominated by five categories of users: financial, government/private sector, gaming, scoreboards and outdoor advertising.

The financial sector, which includes trading floors, exchanges, brokerage firms, banks, mutual fund companies and energy companies, has long been a user of electronic information displays due to the need for real-time dissemination of data.  The major stock and commodity exchanges depend on reliable information displays to post stock and commodity prices, trading volumes, interest rates and other financial data.  Brokerage firms use electronic ticker displays for both customers and brokers; they have also installed other larger displays to post major headline news events in their brokerage offices to enable their sales force to stay up-to-date on events affecting general market conditions and specific stocks.  Banks and other financial institutions also use information displays to advertise product offerings to consumers.  The financial sector has a product line of advanced last sale price displays, full color LED tickers and graphic/video displays.

The government/private sector includes applications found in major corporations, public utilities and government agencies for the display of real-time, critical data in command/control centers, data centers, help desks, visitor centers, lobbies, inbound/outbound telemarketing centers, retail applications to attract customers and for employee communications.  Digital displays have found acceptance in applications for the healthcare industry such as outpatient pharmacies, military hospitals and HMOs to automatically post patient names when prescriptions are ready for pick up.

Theatres use digital displays to post current box office and ticket information, directional information and to promote concession sales.  Information displays are consistently used in airports, bus terminals and train stations to post arrival and departure times and gate and baggage claim information, all of which help to guide passengers through these facilities.

The gaming sector includes casinos, Indian gaming establishments and racetracks.  These establishments generally use large information displays to post odds for race and sporting events and to display timely information such as results, track conditions, jockey weights, scratches and real-time video.  Casinos and racetracks also use digital displays throughout their facilities to advertise to and attract gaming patrons.

The scoreboard sector includes digital displays used by high schools, college sports stadiums, sports venues, municipal sports playing fields, entertainment facilities and recreational facilities.  This sector generally sells through dealers and distributors.

The outdoor advertising sector includes digital displays used by automobile dealerships, churches, military installations, gas stations, highway departments, entertainment facilities and outdoor advertisers, such as digital billboards, attempting to capture the attention of passers-by.

Equipment for the digital display sales segment generally has a lead-time of 30 to 120 days depending on the size and type of equipment ordered and material availability.

Digital Display Lease and Maintenance Division:  The Digital display lease and maintenance division leases and performs maintenance on digital displays across all of the sectors under agreement terms ranging from 30 days to 10 years.

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2011 and 2010 was approximately $2.9 million and $3.1 million, respectively.  The December 31, 2011 backlog is expected to be recognized in 2012.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

In 2010, the Company introduced TLVision, our new generation of LED Large Screen Systems that feature the latest digital display technologies and capabilities, available in various pitch design, including the industry’s first 3mm LED display solution.  This new line of products consists of full color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 3mm for very close distance viewing and up to 127mm for very long distance viewing.  The Company also recently expanded its line of scoreboard solutions using its TLVision technology and improved hand-held, simple to operate remotes and wireless control devices.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products.  Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff of 9 people who are responsible for product development and support.  The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.  Engineering expense and product enhancement and development costs amounted to $0.8 million and $1.1 million in 2011 and 2010, respectively.

MARKETING AND DISTRIBUTION

The Company markets its digital display products in the United States and Canada using a combination of distribution channels, including 15 direct sales representatives, three telemarketers and a network of independent dealers and distributors.  By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 12 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with approximately 20 independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% and 11% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Headquartered in Norwalk, Connecticut, the Company has sales and service offices in Des Moines, Iowa and Burlington, Ontario as well as approximately 24 satellite offices in the United States and Canada.

The Company’s revenues in 2011 and 2010 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facilities are located in Des Moines, Iowa.  During 2010, the Company consolidated its production facility in Stratford, Connecticut to its Des Moines, Iowa facility.  The production facilities consist principally of the manufacturing, assembly and testing of digital display units and related components.  The Company performs most subassembly and most final assembly of its products.

All product lines are design engineered by the Company and controlled throughout the manufacturing process.  The Company has the ability to produce very large sheet metal fabrications, cable assemblies and surface mount and through-hole designed assemblies.  Some of the subassembly processes are outsourced.  The Company’s production of many of the subassemblies and final assemblies gives the Company the control needed for on-time delivery to its customers.

The Company has the ability to rapidly modify its product lines.  The Company’s displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum of lead-time.  The Company designs certain of its materials to match components furnished by suppliers.  If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources.  Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components.  The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs.  The Company also believes there presently are other qualified vendors of these components.  The Company does not acquire significant amounts of components directly from foreign suppliers, other than the LEDs and LED modules which are manufactured by foreign sources.  The Company’s products are third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide.

SERVICE AND SUPPORT

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company’s equipment on lease and maintenance bases and other types of customer-owned equipment.  The Company believes that the quality and timeliness of its on-site service personnel are important components in the Company’s ongoing and future success.  The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada.  The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues.  The Company provides installation and service to those who purchase and lease equipment.  The Company’s dealers and distributors offer support for the products they sell in the market segments they cover.

Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed equipment on lease and maintenance bases and other types of customer-owned equipment.  Purchasers or lessees of the Company’s larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily for scheduled events.  The Company operates its National Technical Services and Repair Center from its Des Moines, Iowa facility.  Equipment repairs are performed in Des Moines and service technicians are dispatched nationwide from the Des Moines facility.  The Company’s field service is augmented by various service companies in the United States, Canada and overseas.  From time to time the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

COMPETITION

The Company’s offers of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the digital display business.  The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming digital displays in the United States, as well as one of the larger digital display and service organizations in the country.

The Company competes with a number of competitors, both larger and smaller than itself, with products based on different forms of technology.  There are several competitors whose current products utilize similar technology to the Company’s and who possess the resources necessary to develop competitive and more sophisticated products in the future.

LED LIGHTING

In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  LED lighting is a start-up business and just started to generate revenues.

REAL ESTATE RENTALS OPERATIONS

The Company owns an income-producing real estate property located in Santa Fe, New Mexico, which currently has a 10% occupancy rate.  This property has been placed on the market for sale because it does not directly relate to our core business.  The Company also owns land in Silver City, New Mexico, which has been placed on the market for sale because it does not directly relate to our core business.

INTELLECTUAL PROPERTY

The Company owns or licenses a number of patents and holds a number of trademarks for its digital display equipment and considers such patents, licenses and trademarks important to its business.

EMPLOYEES

The Company has approximately 137 employees as of March 20, 2012.  Approximately 26% of the employees are unionized.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THE GLOBAL ECONOMIC CRISIS HAS NEGATIVELY IMPACTED OUR BUSINESS

The continuing global economic crisis has adversely affected our customers, suppliers and other businesses such as ours.  As a result, it has had a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for uncollectible accounts receivable and/or write-offs of accounts receivable.  This economic crisis has also impaired our ability to access credit markets and finance our operations and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

OPERATING LOSSES

The Company has incurred operating losses for the past several years.  During the years 2011 and 2010, the Company incurred losses from continuing operations of $1.2 million and $7.1 million, respectively.  2011 includes an $8.8 million gain on debt extinguishment, a $3.7 million charge for a warrant valuation adjustment and a $0.2 million additional restructuring charge.  2010 includes a $1.1 million restructuring charge and a $0.5 million charge to write-off engineering software.  The Company is dependent upon future operating performance to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our sales and lease and maintenance bases.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

DEFAULT ON INDEBTEDNESS

As of December 31, 2011, the Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At December 31, 2011, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheets.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1.2 million outstanding.  The Common Stock offered in exchange for the Notes have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

As of December 31, 2011, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  At December 31, 2011, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $0.3 million outstanding.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

In the event that the holders of the Notes or the Debentures or either of the trustees thereunder declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital display division assets.

PENSION PLAN WAIVERS FILED

On March 12, 2010 and March 11, 2011, the Company submitted to the Internal Revenue Service requests for waivers of the 2009 and 2010 minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers, if granted, will defer payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions for the 2012 plan year; however there is no assurance that the Company will be able to make all payments.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have under the Credit Agreement.  In the event that we request waivers to defer payments in an amount greater than or equal to $1.0 million, the Pension Benefit Guaranty Corporation may place a lien on the Company’s assets for the amount owed.  This could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

LEVERAGE

As of December 31, 2011, the Company’s total long-term debt (including current portion) is $5.0 million.  We expect we may incur indebtedness in connection with new rental leases and working capital requirements.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RELIANCE ON KEY SUPPLIERS

We design certain of our materials to match components furnished by suppliers.  If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources.  In particular, we purchase most of the LEDs and LED module blocks used in our digital displays and lighting from three suppliers.  We do not have long-term supply contracts with these suppliers.  A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components.  We believe there are presently other qualified vendors of these components.  Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

COMPETITION

Our digital displays compete with a number of competitors, both larger and smaller than us, and with products based on different forms of technology.  In addition, there are several competitors whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future.  Our success is, to some extent, dependent upon our ability to anticipate technological changes in the industry and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements.  There can be no assurance that competitors will not market new products which have perceived advantages over our products or which, because of pricing strategies, render the products currently sold by us less marketable or would otherwise adversely affect our operating margins.

NATURE OF LEASING AND MAINTENANCE REVENUES

We derive a substantial percentage of our revenues from the leasing of our digital displays, generally pursuant to leases that have an average term of one to five years.  Consequently, our future success is, at a minimum, dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire.  We also derive a significant percentage of our revenues from maintenance agreements relating to our digital display products.

The average term of such agreements is generally one to five years. A portion of the maintenance agreements are cancelable upon 30 days notice. There can be no assurance that we will be successful in obtaining the renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

DEPENDENCE ON KEY PERSONNEL

We believe that our President and Chief Executive Officer, Jean-Marc Allain, plays a significant role in the success of the Company and the loss of his services could have an adverse effect on the Company.  There can be no assurance that the Company would be able to find a suitable replacement for Mr. Allain.  The Company has an employment agreement with Mr. Allain that expires in 2015.  The Company believes that in addition to Mr. Allain, there is a core group of executives that also plays a significant role in the success of the Company.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.  Our Restated Certificate of Incorporation also contains a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an “Interested Person” or “Acquiring Person.”

Additionally, we are authorized to issue 500,000 shares of Preferred Stock, of which 416,500 shares of Series A Convertible Preferred Stock are outstanding as of December 31, 2011.  The Preferred Stock contains such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

As of December 31, 2011, 10 stockholders who are executive officers and/or directors of the Company beneficially own approximately 11.23% of the Common Stock.

LIMITED TRADING VOLUME AND VOLATILITY OF STOCK PRICE

Our Common Stock is not widely held and the volume of trading has been relatively low and sporadic.  Accordingly, the Common Stock is subject to increased price volatility and reduced liquidity.  There can be no assurance that a more active trading market for the Common Stock will develop or be sustained if it does develop.  The limited public float of our Common Stock could cause the market price for the Common Stock to fluctuate substantially.  In addition, stock markets have experienced wide price and volume fluctuations in recent periods and these fluctuations often have been unrelated to the operating performance of the specific companies affected.  Any of these factors could adversely affect the market price of the Company’s Common Stock.

A SINGLE STOCKHOLDER OWNS THE VAST MAJORITY OF OUR PREFERRED STOCK.  THIS STOCKHOLDER CAN INFLUENCE THE OUTCOME OF MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL AND COULD HAVE A SERIOUS IMPACT ON OUR STOCK PRICE

Gabelli Funds, LLC (“Gabelli”) and its affiliates own the vast majority of our Preferred Stock and can, therefore, influence the outcome of matters submitted to our stockholders for approval.  Currently, the Series A Convertible Preferred Stock held by Gabelli votes on a 50 to 1 basis with the Common Stock.  Based on information known to us as of March 30, 2012, Gabelli owns in excess of 75% of our outstanding Common Stock upon conversion of its holdings of our Preferred Stock.  As a result, Gabelli has the ability to influence the outcome of matters submitted to our stockholders for approval, including certain proposed amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets.  Gabelli may support proposals and actions with which you may disagree.  The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our Common Stock.  Furthermore, a sale by Gabelli of any portion of its investment in us could adversely affect the market price of the Company’s Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

Future sales of Common Stock in the public market by current stockholders of the Company could adversely affect the market price for the Common Stock. 585,420 shares of Common Stock may be sold in the public market by executive officers and directors, subject to the limitations contained in Rule 144 under the Securities Act of 1933, as amended.  Sales of substantial amounts of the shares of Common Stock in the public market, or even the potential for such sales, could adversely affect the prevailing market price of our Common Stock.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO POTENTIAL FLUCTUATIONS IN EXCHANGE RATES BETWEEN THE UNITED STATES DOLLAR AND FOREIGN CURRENCIES, AS WELL AS INTERNATIONAL LEGAL REQUIREMENTS, WHICH COULD IMPACT OUR PROFITABILITY

Our financial condition, operating results and future growth could be significantly impacted by risks associated with our international activities, including specifically changes in the value of the U.S. dollar relative to foreign currencies and international tax rules.  Because a significant portion of the Company’s business is done in Canada, fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could seriously impact our manufacturing and other costs, as well as overall profitability.  The risks to our business related to fluctuations in currency exchange rates is further magnified by the volatility in the currency markets that are characteristic of financial markets, and currency markets in particular, today.

Compliance with U.S. and foreign laws and regulations that apply to our international operations, including import and export requirements, anti-corruption laws, including the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls, anti-money laundering and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation.  We have not implemented formal policies and procedures designed to ensure compliance with these laws and regulations.  Any such violations could individually or in the aggregate materially adversely affect our reputation, financial condition or operating results.

OUR SIGNIFICANT MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products, are produced in China by third-party manufacturers.  Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital.  Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner.  Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law.  Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable, and that all debts owing to us, whether in the form of cash or product, will be collectable.  While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have a material adverse effect on our future operating results if China experiences financial or political volatility.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 26 Pearl Street, Norwalk, Connecticut, which is used for administration, engineering and sales.  The Company owns a facility in Des Moines, Iowa where its manufacturing operations are maintained.  In 2010, the Company consolidated its manufacturing and assembly functions, previously located in Stratford, Connecticut, into its facility in Des Moines, Iowa.

In addition, the Company owns an income-producing real estate property in Santa Fe, New Mexico and land in Silver City, New Mexico.  Both of these properties have been placed on the market for sale because they do not directly relate to our core business.  The Company leases four other premises throughout North America for use as sales, service and/or administrative operations.  The aggregate rent expense was $290,000 and $395,000 for the years ended December 31, 2011 and 2010, respectively.

ITEM 3.                 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position or operations of the Company.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 The Company’s Common Stock is traded on the OTCQB under the symbol “TNLX.”  Prior to November 17, 2010, the Company’s Common Stock was traded on the NYSE Amex under the symbol “TLX.”  Sales prices are set forth in Item 5(d) below.

            On November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of common stock), and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consists of 1,000 shares of the Company’s Preferred Stock (convertible into 50,000 shares of common stock) and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s common stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the common stock to an amount equal to or less than $0.10).  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the common stock to an amount equal to or less than $0.10).

R.F. Lafferty & Co., Inc., (the “Placement Agent”) a FINRA registered broker-dealer, was engaged as Placement Agent in connection with the Offering.  The Placement Agent was paid fees based upon a maximum of an $8,000,000 raise.  Such fees consisted of a cash fee in the amount of $200,000, a one year note for $200,000 at a 4.00% rate of interest and three-year warrants to purchase 24 Units (the “Placement Agent Warrants”).  The A Warrants issuable upon exercise of the Placement Agent Warrants and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be substantially the same as the A Warrants and B Warrants sold in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of three years from the Closing Date or one year from the date or exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the A Warrants and $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold in the Offering.

In addition to the foregoing, on November 14, 2011, the Company completed an exchange offer with the holders of the Company’s 8¼ Limited convertible subordinated notes (the “Notes”) pursuant to which such holders received $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  Pursuant to such exchange offer, $8,976,000 principal amount of the Notes were exchanged for an aggregate of $2,019,600 in cash and 2,244,000 shares of the Company’s Common Stock.

The securities sold in the private placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.  Specifically, the Preferred Stock was issued pursuant to exemptions under Section 4(2) and Regulation D (Rule 506) of the Securities Act.  The Common Stock issued in exchange for the Notes was issued pursuant only to an exemption under Section 4(2) of the Securities Act.  The Company believes its reliance on Section 4(2) was justified because (a) all of the offerees involved in the offering had a prior relationship with the Company by virtue of having held debt securities of the Company prior to the offering, (b) the Company restricted the offering to a small group of investors who, in addition to their prior relationship with the Company, certified that they did not intend to distribute any of the securities issued pursuant to the offering but intended to participate in the offering for investment purposes only, (c) the Company provided sufficient information to the investors involved in the offering by virtue of its SEC filings, press releases, website content and responses to personal inquiries from individual investors participating in the offering and (d) made certain, by use of a questionnaire and other means, that all of the offerees involved in the offering were sophisticated and understood the terms of the offering and the risks involved.

(b)           The Company had approximately 877 holders of record of its Common Stock as of March 29, 2012.

(c)           The Board of Directors did not declare any cash dividends for Common Stock during 2011.  Management and the Board of Directors will continue to review payment of quarterly cash dividends.

(d)           The following table sets forth the range of Common Stock prices on the OTCQB or NYSE Amex.

	2011		2010
	High	Low	High	Low
First Quarter	$0.31	$0.11	$1.90	$0.57
Second Quarter	$0.20	$0.05	$0.88	$0.40
Third Quarter	$0.15	$0.05	$0.86	$0.31
Fourth Quarter	$0.78	$0.15	$0.84	$0.10

(e)                 The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2011.

ITEM 6.                 SELECTED FINANCIAL DATA

(a)                 Not applicable.

(b)                 Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a leading supplier of LED technology for high resolution video displays and lighting applications.  The essential elements of these systems are the real-time, programmable digital displays we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  In 2010 the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that will feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company also owns and operates an income-producing rental property.  The Company operates in three reportable segments: Digital display sales, Digital display lease and maintenance and Real estate rentals.

The Digital display sales segment includes worldwide revenues and related expenses from the sales of both indoor and outdoor digital display signage and LED lighting solutions.  This segment includes the financial, government/private, gaming, scoreboards and outdoor advertising markets.  The Digital display lease and maintenance segment includes worldwide revenues and related expenses from the lease and maintenance of both indoor and outdoor digital display signage.  This segment includes the lease and maintenance of digital display signage across all markets.  The Real estate rentals segment includes the operations of an income-producing real estate property.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities.  See Liquidity and Capital Resources for further details.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectible accounts receivable, slow-moving and obsolete inventories, goodwill and intangible assets, income taxes, warranty obligations, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.

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

Uncollectible Accounts Receivable:  The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments.  Should non-payment by customers differ from the Company’s estimates, a revision to increase or decrease the allowance for uncollectible accounts receivable may be required.

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

Goodwill and Intangible Assets:  The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 3.0%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 0.5% or more the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2011 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 5.7%; therefore there was no impairment of goodwill related to our catalog sports reporting unit. Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future. During 2011, the Company wrote off the goodwill associated with the older LED technology and recorded a goodwill impairment charge of $66,000.

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

Warranty Obligations:  The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates.  The Company recorded an after tax charge in unrecognized pension liability in other comprehensive loss of $1.4 million and $0.4 million during 2011 and 2010, respectively.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  At December 31, 2011, plan assets were invested 38.3% in guaranteed investment contracts, 60.9% in equity and index funds and 0.8% in money market funds.  The investment return assumption takes the asset mix into consideration.

The assumed discount rate reflects the rate at which the pension benefits could be settled.  At December 31, 2011, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.80%.  Net periodic cost for 2012 will be based on the December 31, 2011 valuation.  The defined benefit plan periodic cost was $499,000 and $429,000 in 2011 and 2010, respectively.  At December 31, 2011, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $50,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $136,000.  As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2011 and 2010.  In March 2010 and 2011, the Company submitted to the Internal Revenue Service requests for waivers of the 2009 and 2010 minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers, if granted, will defer payment of the minimum funding standard for the 2009 and 2010 plan years.  The Company has not remitted $242,000 and $358,000 of payment contributions for 2009 and 2010, respectively.  At this time, the Company is expecting to make its required contributions for the 2012 plan year; however there is no assurance that we will be able to make all payments.  In the event the Company requests waivers to defer payments in an amount greater than or equal to $1.0 million, the Pension Benefit Guaranty Corporation may place a lien on the Company’s assets for the amount owed.

Results of Operations

2011 Compared to 2010

Total revenues for the year ended December 31, 2011 decreased 1.9% to $23.8 million from $24.3 million for the year ended December 31, 2010, principally due to a decrease in Digital display lease and maintenance revenues, offset by an increase in Digital display sales revenues.

Digital display sales revenues increased $475,000 or 3.1%, primarily due to an increase in sales from the gaming and catalog scoreboard markets, principally due to the Company’s introduction of the new TLVision product line.  LED lighting is a start-up business and had not yet generated revenues for the year ended December 31, 2011, but is now accepting orders and has had it first installation in the first quarter of 2012.

Digital display lease and maintenance revenues decreased $794,000 or 9.3%, primarily due to disconnects and non-renewals of equipment on lease on existing contracts in the financial services market and the continued expected revenue decline in the older equipment on lease and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Real estate rentals revenues decreased $139,000 or 60.2%, primarily due to the termination of tenant leases.  The Santa Fe, New Mexico real estate market is experiencing a decline in real estate rentals due to the economy.

Total operating loss for the year ended December 31, 2011 decreased $565,000 to $5.0 million from $5.5 million for the year ended December 31, 2010, principally due to a decline in general and administrative expenses and restructuring costs, offset by the decline in revenues and an increase in the reserve for obsolete inventory.

Digital display sales operating loss increased $474,000 to $3.0 million in 2011 compared to $2.5 million in 2010, primarily as a result of the increase in the reserve for obsolete inventory and start-up costs for the new LED lighting business, offset by a decrease in general and administrative expenses.  The cost of Digital display sales represented 87.4% of related revenues in 2011 compared to 83.2% in 2010.  The cost of Digital display sales increased $1.1 million or 8.2%, primarily due to the increase in revenues and an increase in the reserve for obsolete inventory related to the older technology that has been replaced by our new TLVision product line.  Digital display sales general and administrative expenses decreased $116,000 or 2.3%, primarily due to the 2010 charge to write-off engineering software of $456,000 and a $66,000 reduction in restructuring costs in 2011, offset by an increase of $300,000 in LED lighting start-up expenses and an increase of $121,000 in bad debt expense.

Digital display lease and maintenance operating income increased $132,000 to $215,000 in 2011 compared to $83,000 in 2010, primarily as a result of a reduction in depreciation expense and general and administrative expenses, offset by the decrease in revenues.

The cost of Digital display lease and maintenance represented 84.8% of related revenues in 2011 compared to 85.3% in 2010.  Digital display cost of lease and maintenance decreased $715,000 or 9.8%, primarily due to a $676,000 decrease in depreciation expense and a $38,000 decrease in field service costs to maintain the equipment.  Digital display lease and maintenance general and administrative expenses decreased $211,000 or 18.0%, primarily due to an $846,000 reduction in restructuring costs, offset by a $280,000 increase in bad debt expense, a $66,000 goodwill impairment charge and an increase in certain administrative costs.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment leases and maintenance, but as lease and maintenance revenues have declined, it is difficult to reduce the cost of field service proportionately.  Cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.

Real estate rentals operating income (loss) decreased $204,000 to a loss of $39,000 in 2011 compared to income of $165,000 in 2010, primarily due to the reduction in revenues due to softness in the real estate rental market in Santa Fe, New Mexico.  The cost of Real estate rentals represented 71.7% of related revenues in 2011 compared to 24.2% in 2010.  Real estate rentals general and administrative expenses increased primarily due to an increase in the bad debt expense.

Corporate general and administrative expenses decreased $1.1 million or 34.2%.  The 2011 corporate general and administrative expenses include a positive change of $311,000 in the Canadian currency exchange gain (loss) compared to 2010.  Reductions in audit, consulting, insurance, payroll and benefits also contributed to the decrease this year, partly due to the outsourcing of the human resources department and benefits.  The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs.

Net interest expense decreased $209,000 or 13.1%, primarily due to the reduction in long-term debt.

The gain on debt extinguishment is attributable to the exchange of the 8¼% Notes and 9½% Debentures.  See Note 12 to the Consolidated Financial Statments– Long Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the Offering.  See Note 11 to the Consolidated Financial Statements– Warrant Liabilities.

The effective tax rate benefit for the years ended December 31, 2011 and 2010 was 0.6% and 0.3%, respectively.  Both the 2011 and 2010 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

The loss from discontinued operations relates to an impairment in the fair market value of the land held for sale located in Silver City, New Mexico.

Liquidity and Capital Resources

The Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  $8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 2,244,000 shares of Common Stock in exchange for the Notes, which have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The Company recorded an $8.8 million gain ($3.21 per share, basic and diluted) on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).

These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consisted of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $3.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at December 31, 2011), which matures November 1, 2012.  The senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $3.0 million.  As of December 31, 2011, the Company has drawn $0.5 million against the revolving loan facility, of which $2.5 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.00 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of December 31, 2011, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $11.5 million ($3.9 million at December 31, 2011), which the senior lender waived.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital display assets.

The Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1.2 million outstanding.

The Common Stock offered in exchange for the Notes have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  As part of the Company’s restructuring plan,  the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $0.3 million outstanding.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

On March 1, 2010, the Company refinanced its existing mortgage on its facility located in Des Moines, Iowa.  The refinancing was for $650,000 at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015.  The Company used proceeds of $390,000 to settle the prior debt and used the $260,000 balance for working capital needs.

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2011, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a mortgage on the land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010.  The financing was for $100,000 at a fixed rate of interest of 7.80%, payable in monthly interest only payments, which was due to mature on February 25, 2012.

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $1.2 million in 2011 and has a working capital deficiency of $11.3 million as of December 31, 2011.  The 2011 results include an $8.8 million gain on debt extinguishment offset by a $3.6 million charge for marking the warrants to market.  See Note 2 to the Consolidated Financial Statements – Plan of Restructuring.  As further discussed in Note 12 to the Consolidated Financial Statements– Long-Term Debt, the Company had not remitted the December 1, 2009, 2010 and 2011 required sinking fund payments of $105,700 each, and had not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 interest payments of $50,200 each on its 9½% Subordinated debentures (the “Debentures”).  In addition, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million on its 8¼% Limited convertible senior subordinated notes (the “Notes”).  Under the terms of the indenture agreements that govern the Debentures and the Notes, the non-payments constitute events of default; accordingly, the trustees or the holders of 25% of the outstanding Debentures and Notes have the right to declare the outstanding principal and interest due and payable immediately.  In the event that the Company receives such notice, the senior lender has the right to demand payment on outstanding amounts on the Credit Agreement.  All outstanding debt has been classified as Current portion of long-term debt in the Consolidated Balance Sheets.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our sales and lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  The Company’s objective in regards to loan commitments is to obtain additional funds from external sources through additional equity or debt financing prior to the maturity of the Credit Agreement on November 1, 2012, and the Company is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such senior lenders or others with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives.  If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on November 1, 2012, the senior lender has the right to declare all amounts outstanding thereunder due and payable.  Without the availability under the revolving loan, the Company would have difficulties meeting its obligations in the normal course of business.  Management believes that based on its actions taken, current cash resources and cash provided by continuing operations should be sufficient to fund its anticipated current and near term cash requirements.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash in operating activities of continuing operations of $0.5 million and generated cash provided by operations of $1.7 million for the years ended December 31, 2011 and 2010, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including the consolidation of the Stratford, Connecticut manufacturing facility into its Des Moines, Iowa facility, reducing head count and outsourcing its human resources department.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waiver of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the current business hardship that the Company experienced.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits; such as termination of the plan and require the Company to make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2012 plan year; however there is no assurance that the Company will be able to make all payments.  In the event the Company request waivers to defer payments in an amount greater than or equal to $1.0 million, the Pension Benefit Guaranty Corporation may place a lien on the Company’s assets for the amount owed.

Cash and cash equivalents increased $711,000 in 2011.  The increase is primarily attributable to the $7.9 million net proceeds from issuance of Preferred Stock and Warrants and the $0.7 million proceeds from mortgage borrowings, offset by $6.8 million in payments of long-term debt, $0.4 million investment in equipment manufactured for rental, $0.1 million investment in property, plant and equipment and cash used in operating activities of $0.5 million.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continues to be favorable.  Cash and cash equivalents decreased $143,000 in 2010.  The decrease was primarily attributable to the investment in equipment for rental of $1.3 million, the investment in property, plant and equipment of $0.2 million and scheduled payments of long-term debt of $0.8 million, offset by cash provided by operating activities of $1.7 million, the net proceeds from mortgage borrowings of $0.3 million and borrowing on the revolving loan facility of $0.1 million.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2011 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of December 31, 2011 over the next five fiscal years:

In thousands	2012	2013	2014	2015	2016
Long-term debt, including interest	$4,669	$ 89	$89	$400	$ -
Employment and consulting agreement obligations	31	-	-	-	-
Operating lease payments	262	72	-	-	-
Total	$4,962	$161	$89	$400	$ -

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the consolidated financial statements.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $14,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $356,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

In thousands, except per share data	Years ended December 31	2011	2010
	Revenues:
	Digital display sales	$ 15,990	$ 15,515
	Digital display lease and maintenance	7,767	8,561
	Real estate rentals	92	231
	Total revenues	23,849	24,307
	Cost of revenues:
	Cost of digital display sales	13,977	12,912
	Cost of digital display lease and maintenance	6,589	7,304
	Cost of real estate rentals	66	56
	Total cost of revenues	20,632	20,272
	Gross profit from operations	3,217	4,035
	General and administrative expenses	(7,948)	(8,483)
	Restructuring costs	(164)	(1,078)
	Goodwill impairment	(66)	-
	Operating loss	(4,961)	(5,526)
	Interest expense, net	(1,382)	(1,591)
	Gain on debt extinguishment	8,796	-
	Change in warrant liabilities	(3,655)	-
	Loss from continuing operations before income taxes	(1,202)	(7,117)
	Income tax benefit	8	19
	Loss from continuing operations	(1,194)	(7,098)
	(Loss) income from discontinued operations	(224)	62
	Net loss	$ (1,418)	$ (7,036)
	Loss per share continuing operations - basic and diluted	$ (0.44)	$ (2.91)
	(Loss) earnings per share discontinued operations - basic and diluted	(0.08)	0.02
	Total loss per share - basic and diluted	$ (0.52)	$ (2.89)

	Weighted average common shares outstanding - basic and diluted	2,738	2,437
The accompanying notes are an integral part of these consolidated financial statements.

	Consolidated Statements of Comprehensive Loss

In thousands	Years ended December 31	2011	2010

	Net loss	$ (1,418)	$ (7,036)
	Other comprehensive (loss) income:
	Unrealized foreign currency translation (loss) gain	(82)	184
	Change in unrecognized pension costs	(1,396)	(433)
	Total other comprehensive loss, net of tax	(1,478)	(249)
	Comprehensive loss	$ (2,896)	$ (7,285)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

In thousands, except share data	December 31	2011	2010
	ASSETS
	Current assets:
	Cash and cash equivalents	$ 1,109	$ 398
	Receivables, less allowance of $884 - 2011 and $1,326 - 2010	2,060	2,970
	Unbilled receivables	63	11
	Inventories	2,875	4,852
	Prepaids and other	729	532
	Total current assets	6,836	8,763
	Rental equipment	43,252	50,229
	Less accumulated depreciation	27,060	30,173
		16,192	20,056
	Property, plant and equipment	4,381	6,840
	Less accumulated depreciation	2,316	4,571
		2,065	2,269
	Asset held for sale	696	920
	Goodwill	744	810
	Other assets	926	624
	TOTAL ASSETS	$ 27,459	$ 33,442
	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	Current liabilities:
	Accounts payable	$ 1,589	$ 2,459
	Accrued liabilities	6,719	7,555
	Current portion of long-term debt	4,444	16,378
	Warrant liabilities	5,408	-
	Total current liabilities	18,160	26,392
	Long-term debt:
	Notes payable	512	2,335
	Deferred pension liability and other	4,930	4,685
	Total liabilities	23,602	33,412
	Redeemable convertible preferred stock:
	Preferred - $1 par value - 500,000 authorized,
	416,500 Series A convertible preferred shares issued in 2011	6,138	-
	Stockholders' equity (deficit):
	Common - $1 par value - 5,500,000 shares authorized,
	5,070,424 common shares issued in 2011 and 2,826,424 common shares issued in 2010	5,071	2,827
	Additional paid-in-capital	12,620	14,279
	Accumulated deficit	(13,443)	(12,025)
	Accumulated other comprehensive loss	(3,466)	(1,988)
	Treasury stock - at cost – 383,596 common shares in 2011 and 2010	(3,063)	(3,063)
	Total stockholders' equity (deficit)	(2,281)	30
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 27,459	$ 33,442

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands	Years ended December 31	2011	2010
	Cash flows from operating activities
	Net loss	$ (1,418)	$ (7,036)
	(Loss) income from discontinued operations	(224)	62
	Loss from continuing operations	(1,194)	(7,098)
	Adjustment to reconcile loss from continuing operations
	to net cash (used in) provided by operating activities:
	Depreciation and amortization	4,615	5,303
	Stock compensation expense	24	22
	Gain on debt extinguishment	(8,796)	-
	Change in warrant liabilities	3,655	-
	Non-cash restructuring costs	-	480
	Write-off of engineering software, net	-	456
	Changes in operating assets and liabilities:
	Receivables	858	(1,209)
	Inventories	1,977	297
	Prepaids and other assets	(508)	248
	Accounts payable and accrued liabilities	(1,081)	2,821
	Deferred pension liability and other	(83)	400
	Net cash (used in) provided by operating activities of continuing operations	(533)	1,720
	Cash flows from investing activities
	Equipment manufactured for rental	(408)	(1,264)
	Purchases of property, plant and equipment	(64)	(161)
	Net cash used in investing activities of continuing operations	(472)	(1,425)
	Cash flows from financing activities
	Payments of long-term debt	(6,784)	(1,300)
	Proceeds from long-term debt	650	830
	Net proceeds from issuance of preferred stock and warrants	7,850	-
	Net cash provided by (used in) financing activities of continuing operations	1,716	(470)
	Cash flows from discontinued operations
	Cash provided by operating activities of discontinued operations	-	32
	Net cash provided by discontinued operations	-	32
	Net increase (decrease) in cash and cash equivalents	711	(143)
	Cash and cash equivalents at beginning of year	398	541
	Cash and cash equivalents at end of year	$ 1,109	$ 398
	Supplemental disclosure of cash flow information:
	Interest paid	$ 460	$ 538
	Supplemental non-cash financing activities:
	Exchange of 8¼% Notes for Common Stock	561	-

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

									Total
							Accumulated		Stock-
					Add'l		Other		holders
In thousands, except share data	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Equity
For the two years ended December 31, 2011	Shares	Amt	Shares	Amt	Capital	Deficit	Loss	Stock	(Deficit)
Balance January 1, 2010	-	$ -	2,826,424	$2,827	$14,657	$ (4,989)	$(1,739)	$(3,463)	$ 7,293
Net loss	-	-	-	-	-	(7,036)	-	-	(7,036)
Issuance of restricted Common Stock (50,000 shares)	-	-	-	-	(400)	-	-	400	-
Stock compensation expense	-	-	-	-	22	-	-	-	22
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	184	-	184
Change in unrecognized pension costs	-	-	-	-	-	-	(433)	-	(433)
Balance December 31, 2010	-	-	2,826,424	2,827	14,279	(12,025)	(1,988)	(3,063)	30
Net loss	-	-	-	-	-	(1,418)	-	-	(1,418)
Issuance of Common Stock (2,244,000 shares)	-	-	2,244,000	2,244	(1,683)	-	-	-	561
Issuance of Series A Convertible Preferred Stock (416,500 shares)	416,500	6,138	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	24	-	-	-	24
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	(82)	-	(82)
Change in unrecognized pension costs	-	-	-	-	-	-	(1,396)	-	(1,396)
Balance December 31, 2011	416,500	$6,138	5,070,424	$5,071	$12,620	$(13,443)	$(3,466)	$(3,063)	$ (2,281)
The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading designer and manufacturer of digital signage displays, LED lighting solutions and owner/operator of a rental property.

Principles of consolidation:  The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable:  Receivables are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2011	2010
Balance at beginning of year	$1,326	$1,393
Provisions	434	92
Deductions	(876)	(159)
Balance at end of year	$ 884	$1,326

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.

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

Years
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

Goodwill and intangibles:  Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired.  Identifiable intangible assets are recorded at cost and amortized over their estimated useful life on a straight line basis and deferred financing costs are amortized over the life of the related debt of one to two years.  The goodwill of $744,000 relates to the Digital display sales segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.

The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s goodwill relates to our catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 3.0%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 0.5% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy).  During 2011, the Company wrote off the goodwill associated with the older LED technology and recorded a goodwill impairment charge of $66,000.  There was no impairment of goodwill in 2010.

The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist.  There were no impairments of other intangibles in 2011 or 2010.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.  There were no impairments of long-lived assets in 2011 or 2010.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2011, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2019 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $12,563,000 was as follows:  $6,010,000 – 2012, $3,721,000 – 2013, $1,485,000 – 2014, $832,000 – 2015, $394,000 – 2016 and $121,000 thereafter.  The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to complete, using the percentage of completion method.  The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer.  Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.  The determination of the estimated total costs is susceptible to change on these sales contracts.  Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2011, the future accounts receivables due to the Company under installment sales agreements aggregated $328,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.  Real estate rentals revenue is recognized monthly on a straight-line basis during the term of the respective lease agreements.

Warranty obligations:  The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Taxes on income:  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse and for operating loss carryforwards.  The temporary differences are primarily attributable to operating loss carryforwards and depreciation.  The Company records a valuation allowance against net deferred income tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred income tax assets will not be realized.

The Company considers whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense.  To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Foreign currency:  The functional currency of the Company’s Canadian business operation is the Canadian dollar.  The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange.  The resulting translation adjustment is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss.  Gains and losses related to the settling of transactions not denominated in the functional currency are recorded as a component of General and administrative expenses in the Consolidated Statements of Operations.

Share-based compensation plans:  The Company measures share-based payments to employees and directors at the grant date fair value of the instrument.  The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate.  For details on the accounting effect of share-based compensation, see Note 16 – Share-Based Compensation.

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2011 through the date these consolidated financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.  No recognizable events or transactions were identified; see Note 20 – Subsequent Events for non-recognizable events or transactions identified for disclosure.

Recent accounting pronouncement:  In June 2011, FASB issued new authoritative guidance on the presentation of comprehensive income. The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years beginning after December 15, 2011. In December 2011, FASB amended this guidance to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company elected for early adoption of the requirements to present a separate, consecutive comprehensive income statement in 2011. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements, as the guidance impacted presentation only.

In September 2011, FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more-likely-than-not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We plan to adopt the provisions of this update at the beginning of our 2012 fourth quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite lived intangible assets.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

2.  Plan of Restructuring

The Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

$8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 2,244,000 shares of Common Stock in exchange for the Notes, which have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The Company recorded an $8.8 million gain ($3.21 per share, basic and diluted) on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consisted of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10)  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

R.F. Lafferty & Co., Inc., (the “Placement Agent”) a FINRA registered broker-dealer, was engaged as placement agent in connection with the Offering.  The Placement Agent was paid fees based upon a maximum of an $8,000,000 raise.  Such fees consisted of a cash fee in the amount of $200,000, a one year note for $200,000 at a 4.00% rate of interest and three-year warrants to purchase 24 Units (the “Placement Agent Warrants”).  The A Warrants issuable upon exercise of the Placement Agent Warrants and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be substantially the same as the A Warrants and B Warrants sold in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of three years from the Closing Date or one year from the date or exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the A Warrants and $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold in the Offering.

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

The investors, who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of December 31, 2011, the investors have 8,330,000 warrants to purchase shares of our Common Stock issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes.

In the second quarter of 2010, the Company began its restructuring plan by reducing operating costs.  The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 results included a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.

The 2011 actions include the elimination of approximately 30 additional positions.  The 2011 results include an additional restructuring charge of $164,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2011 and the remaining accrued balance of restructuring costs as of December 31, 2011, which is included in Accrued liabilities in the Consolidated Balance Sheets.

In thousands	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance December 31, 2011
Severance costs (1)	$ -	$ 83	$ 40	$43
Facility closing costs (2)	215	(30)	185	-
Other fees	94	111	175	30
	$309	$164	$400	$73

(1)    Represents salaries for employees separated from the Company.

(2)    Represents costs associated with the closing of the Stratford, Connecticut facility (primarily lease termination costs) and leasehold improvement and equipment write-offs.

The following table shows by reportable segment, the restructuring costs incurred during 2011 and the remaining accrued balance of restructuring costs as of December 31, 2011.

In thousands	Balance December 31, 2010	Provision	Payments and Other Adjustments	Balance December 31, 2011
Digital display sales	$ -	$ 25	$ 25	$ -
Digital display lease and maintenance	309	139	375	73
	$309	$164	$400	$73

3.  Discontinued Operations

On July 15, 2008, substantially all of the assets of the Entertainment Division were sold for a purchase price of $24.5 million, of which $7.4 million was paid in cash, $0.4 million in escrow and $16.7 million of debt was assumed by the purchaser, including $0.3 million of debt of the joint venture, MetroLux Theatres.  Of the $0.4 million cash in escrow, $0.1 million was released to the buyer and $0.3 million was released to the Company.  The escrow settlement resulted in a $62,000 gain in 2010, which is in a separate line item, Income from discontinued operations, in the Consolidated Statements of Operations.  During 2011, the Company recorded a $224,000 write-down on the land held for sale located in Silver City, New Mexico.  The Company accounted for sale of the assets of the Entertainment Division as discontinued operations.

4.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $261,000 and $70,000 at December 31, 2011, respectively, and $5,000 and $71,000 at December 31, 2010, respectively.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012  and 9½% Subordinated debentures due 2012 using observable inputs, was $259,000 and $34,000 at December 31, 2011, respectively, and $1.2 million and $0.1 million at December 31, 2010, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $3.5 million and $7.5 million at December 31, 2011 and 2010, respectively.

5.  Inventories

Inventories consist of the following:

In thousands	2011	2010
Raw materials	$1,826	$3,948
Work-in-progress	449	152
Finished goods	600	752
	$2,875	$4,852

6.  Rental Equipment

Rental equipment consists of the following:

In thousands	2011	2010
Rental equipment	$43,252	$50,229
Less accumulated depreciation	27,060	30,173
Net rental equipment	$16,192	$20,056

All the rental equipment is pledged as collateral under the Company’s credit facility.

7.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	2011	2010
Land, buildings and improvements	$2,638	$2,843
Machinery, fixtures and equipment	1,714	3,885
Leaseholds and improvements	29	112
	4,381	6,840
Less accumulated depreciation	2,316	4,571
Net property, plant and equipment	$2,065	$2,269

Land, buildings and equipment having a net book value of $2.1 million and $2.3 million at December 31, 2011 and 2010, respectively, are pledged as collateral under various mortgage and other financing agreements.

8.  Other Assets

Other assets consist of the following:

In thousands	2011	2010
Spare parts	$175	$295
Deferred financing costs, net of accumulated amortization of $92-2011 and $495-2010	21	201
Prepaids	70	76
Deposits and other	660	52
	$926	$624

  Deferred financing costs relate to the issuance of the Notes, Debentures, mortgages and other financing agreements and are being amortized over the terms of the respective agreements.

9. Taxes on Income

The components of income tax (expense) benefit are as follows:

In thousands	2011	2010
Current:
Federal	$ 56	$ 51
State and local	-	-
Foreign	(48)	(32)
	8	19
Deferred:
Federal	-	-
State and local	-	-
	-	-
Income tax benefit	$ 8	$ 19

Loss from continuing operations before income taxes from the United States operations is $1.4 million and $6.9 million for the years ended December 31, 2011 and 2010, respectively.  Income (loss) from continuing operations before income taxes from Canada operations is $0.2 million and ($0.2) million for the years ended December 31, 2011 and 2010, respectively.

Income tax benefits for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

	2011	2010
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	4.1	3.8
Federal tax credit refund	(4.0)	(0.7)
Foreign income taxed at different rates	0.3	(1.5)
Deferred tax asset valuation allowance	(31.6)	(35.2)
Other	(2.2)	(0.1)
Effective income tax rate	0.6%	0.3%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2011	2010
Deferred income tax asset :
Tax credit carryforwards	$ 926	$ 983
Operating loss carryforwards	10,240	11,200
Net pension costs	3,364	2,550
Warrant liabilities	1,462	-
Accruals	351	307
Allowance for bad debts	313	434
Other	411	211
Valuation allowance	(11,945)	(10,524)
	5,122	5,161
Deferred income tax liability:
Depreciation	4,113	4,765
Other	1,009	396
	5,122	5,161
Net deferred income taxes	$ -	$ -

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.9 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $25.6 million, which begin to expire in 2019. The Company’s restructuring plan, see Note 2 – Plan of Restructuring for further details, could result in an ownership change as defined by section 382 of the Internal Revenue Code, which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards.  Management is undergoing a section 382 evaluation to determine if there has been ownership change.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any material uncertain tax positions in 2011 and 2010.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal or state or provincial income tax returns are under examination.  The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions and the 2006 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2011	2010
Deferred revenues	$1,258	$1,979
Current portion of pension liability
(see Note 15)	1,152	84
Compensation and employee benefits	1,051	1,188
Taxes payable	738	561
Interest payable	315	1,259
Warranty obligations	274	291
Restructuring costs	73	309
Other	1,858	1,884
	$6,719	$7,555

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.  A summary of the warranty liabilities for each of the two years ended December 31, 2011 is as follows:

In thousands	2011	2010
Balance at beginning of year	$ 291	$ 389
Provisions	125	16
Deductions	(142)	(114)
Balance at end of year	$ 274	$ 291

11.  Warrant Liabilities

As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring for further details, the Company issued 4,165,000 one-year warrants (the “A Warrants”).  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  The aggregate number of A Warrants and B Warrants the holders are entitled to is 8,330,000.

In connection with the Offering, the Company issued 1,200,000 warrants (the “Placement Agent Warrants”), 240,000 A Warrants issuable upon exercise of the Placement Agent Warrants, and 240,000 B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants.  The aggregate number of Placement Agent Warrants, A Warrants and B Warrants the Placement Agent is entitled to is 1,680,000.

In connection with a private placement of $650,000 of 4.00% notes, see Note 12  Long Term Debt, the Company issued 1,000,000 warrants to the subscriber.

All the warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded a $3.7 million non-cash expense in 2011 related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Consolidated Statements of Operations.

12.  Long-Term Debt

Long-term debt consists of the following :

In thousands	2011	2010
8¼% Limited convertible senior subordinated notes due 2012	$1,153	$10,129
9½% Subordinated debentures due 2012	339	1,057
Term loan bank secured, due in monthly installments through 2011	-	971
Revolving loan bank secured	500	4,100
Real estate mortgages secured, due in monthly installments through 2012	2,964	2,444
Other	-	12
	4,956	18,713
Less portion due within one year	4,444	16,378
Long-term debt	$ 512	$ 2,335

Payments of long-term debt due for the next five years are :

In thousands	2012	2013	2014	2015	2016
	$4,444	$57	$61	$394	$ -

As of December 31, 2011, the Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At December 31, 2011, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $8,976,000 principal amount of the Notes were exchanged, leaving $1.2 million outstanding.

As of December 31, 2011, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which are due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000 and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.

At December 31, 2011, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 Plan of Restructuring, the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $718,000 principal amount of the Debentures were exchanged, leaving $339,000 outstanding.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

As part of the Company’s restructuring plan, the Company recorded an $8.8 million gain ($3.21 per share, basic and diluted) on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $3.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at December 31, 2011), which matures November 1, 2012.  As part of the Company’s restructuring plan, see Note 2  Plan of Restructuring, the Company paid $1.3 million of the outstanding term and revolving loan. The senior lender modified the Credit Agreement to reduce the availability under the revolving loan from $5.0 million to $3.0 million.  As of December 31, 2011, the Company has drawn $0.5 million against the revolving loan facility, of which $2.5 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.00 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of December 31, 2011, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $11.5 million ($3.9 million at December 31, 2011), which the senior lender waived.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Display division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.01 per share).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.

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

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2011, payable in monthly installments, which matures December 12, 2012.

On February 25, 2010, the Company took out a mortgage on the land held for sale located in Silver City, New Mexico and repaid it on August 27, 2010.  The financing was for $100,000 at a fixed rate of interest of 7.80%, payable in monthly interest only payments, which was due to mature on February 25, 2012.

13.  Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The Company’s Board of Directors approved a comprehensive restructuring plan, see Note 2 – Plan of Restructuring for further details.

During 2011 and 2010, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

Shares of Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 16,039,000 and 26,000 at December 31, 2011 and 2010, respectively.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of Series A Convertible Preferred Stock, see Note 2 – Plan of Restructuring for further details.

On February 16, 2010, the Board granted Mr. J.M. Allain, the Company’s new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% after two years.  The Company recorded stock compensation expense over the vesting period of $24,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively.

Accumulated other comprehensive loss is comprised of $4,368,000 and $2,971,000 of unrecognized pension costs at December 31, 2011 and 2010, respectively and $901,000 and $983,000 of unrealized foreign currency translation gain at December 31, 2011 and 2010, respectively.

14.  Engineering Development

Engineering development expense was $187,000 and $670,000 for the years ended 2011 and 2010, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations.  The 2010 engineering development expense included a $456,000 charge to write-off engineering software in the second quarter of 2010.

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2011.  On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2011 and 2010, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance.  The Company’s pension obligations for this plan exceeded plan assets by $5.9 million at December 31, 2011.

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

At December 31, 2011 and 2010, the Company’s pension plan weighted average asset allocations by asset category are as follows:

	2011	2010
Guaranteed investment contracts	38.3%	36.1%
Equity and index funds	60.9	63.2
Bonds	-	0.4
Money market funds	0.8	0.3
	100.0%	100.0%

At December 31, 2010, bonds include $18,000 of the Company’s Debentures.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair value of these assets are determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds and mutual stock funds using quoted market prices, a Level 1 or an observable input, the guaranteed investment contracts and equity and index funds, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2011:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$2,053	$ -	$2,053
Mutual stock funds	925	-	-	925
Equity and index funds	-	2,342	-	2,342
Money market funds	41	-	-	41
	$966	$4,395	$ -	$5,361

The funded status of the plan as of December 31, 2011 and 2010 is as follows:

In thousands	2011	2010
Change in benefit obligation: Projected benefit obligation at beginning of year	$ 9,912	$ 9,252
Interest cost	548	539
Actuarial loss	1,193	662
Benefits paid	(377)	(541)
Projected benefit obligation at end of year	11,276	9,912

Change in plan assets: Fair value of plan assets at beginning of year	5,287	5,441
Actual return on plan assets	(153)	340
Company contributions	604	47
Benefits paid	(377)	(541)
Fair value of plan assets at end of year	5,361	5,287

Funded status (underfunded)	$ (5,915)	$ (4,625)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$ 5,852	$ 4,456
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.80%	5.75%
Benefit obligations	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2012, the Company expects to amortize $484,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2011 and 2010 was $11.3 million and $9.9 million, respectively.  The minimum required contribution for 2012 is expected to be $1.2 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $4.8 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits; such as termination of the plan and require the Company to make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2012 plan year; however there is no assurance that the Company will be able to make all payments.

Expected projected benefit payments due for the next five years are:

In thousands	2012	2013	2014	2015	2016
	$893	$613	$435	$637	$667

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2011:

In thousands	2011	2010
Interest cost	$ 548	$ 539
Expected return on plan assets	(396)	(416)
Amortization of net actuarial loss	347	306
Net periodic pension cost	$ 499	$ 429

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2011 and 2010:

In thousands	2011	2010
Balance at beginning of year	$4,456	$4,023
Net actuarial loss	1,743	738
Recognized loss	(347)	(305)
Balance at end of year	$5,852	$4,456

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which has not yet been paid.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

 16.  Share-Based Compensation

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

Changes in the stock option plans are as follows:

Number of Shares

				Weighted Average Exercise
	Authorized	Granted	Available	Price
Balance January 1, 2010	39,000	26,000	13,000	$4.57
Expired	-	(3,000)	3,000	5.03
Granted	-	-	-	-
Balance December 31, 2010	39,000	23,000	16,000	4.51
Expired	(10,000)	(11,000)	1,000	3.97
Granted	-	-	-	-
Balance December 31, 2011	29,000	12,000	17,000	4.99

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2011, options for 7,500 shares with exercise prices ranging from $6.10 to $7.00 per share were outstanding, all of which were exercisable.  During 2011 and 2010, no options were exercised, granted or expired.  No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2011, options for 4,500 shares with exercise prices ranging from $0.65 to $5.95 per share were outstanding, all of which were exercisable.  During 2011, no options were granted and options for 1,000 shares expired; no options were exercised.  During 2010, no options were granted and options for 3,000 shares expired; no options were exercised.

Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant.  At December 31, 2011, no options were outstanding.  During 2011, the option for 10,000 shares expired and no options were exercised or granted.  During 2010, no options were exercised, granted or expired.

The following table summarize information about stock options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Number Outstanding and Exercisable

Weighted Average Remaining Contractual Life

Weighted Average Exercise Price

				Aggregate Intrinsic Value
$0.65 - $1.99	3,000	3.6	$0.92	-
2.00 - 5.99	1,500	1.9	4.55	-
6.00 - 6.99	2,500	0.5	6.10	-
7.00 - 7.99	5,000	2.3	7.00	-
	12,000	2.2	4.99	-

All outstanding option prices are over the current market price.  As of December 31, 2011, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

No options were granted in 2011 and 2010.  The fair value of options granted under the Company’s stock option plans will be estimated on dates of grant using the Black-Scholes model using the weighted average assumptions for dividend yield, expected volatility, risk free interest rate and expected lives of options granted.

17.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method. At December 31, 2011, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.  At December 31, 2011 and 2010, there were outstanding stock options to purchase 12,000 and 23,000 shares of Common Stock, respectively, which were also excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Commitments and Contingencies

Commitments:  The Company has an employment agreement with its Chief Executive Officer, which expires in February 2015.  The aggregate commitment for future salaries, excluding bonuses, was approximately $0.9 million.  Contractual salaries expense was $255,000 and $939,000 for the years ended December 31, 2011 and 2010, respectively.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that it believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2013.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  Future minimum lease payments due under operating leases at December 31, 2011 aggregating $333,000 are as follows: $262,000 - 2012, $71,000 - 2013, $0 – 2014 through 2016.  Rent expense was $290,000 and $395,000 for the years ended December 31, 2011 and 2010, respectively.

19.  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income.  The Company’s operations are managed in three reportable business segments.  The Digital Display Division comprises two operating segments: Digital display sales and Digital display lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital displays and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital display sales segment sells equipment and the Digital display lease and maintenance segment leases and maintains equipment.  The Real estate rentals segment owns and operates an income-producing property.  Segment operating (loss) income is shown after cost of revenues and sales, general and administrative expenses directly associated with the segment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% for 2011 and 11% for 2010 of the Company’s revenues and are presented in the following table.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s continuing operations in its three business segments for the two years ended December 31, 2011 and as of December 31, 2011 and 2010 is as follows:

In thousands	2011	2010
Revenues:
Digital display sales	$ 15,990	$ 15,515
Digital display lease & maintenance	7,767	8,561
Real estate rentals	92	231
Total revenues	$ 23,849	$ 24,307
Operating (loss) income:
Digital display sales	$ (3,003)	$ (2,529)
Digital display lease & maintenance	215	83
Real estate rentals	(39)	165
Corporate general and administrative expenses	(2,134)	(3,245)
Total operating loss	(4,961)	(5,526)
Interest expense, net	(1,382)	(1,591)
Gain on debt extinguishment	8,796	-
Change in warrant liabilities	(3,655)	-
Loss from continuing operations before income taxes	(1,202)	(7,117)
Income tax benefit	8	19
Net loss from continuing operations	$ (1,194)	$ (7,098)

In thousands	2011	2010
Assets:
Digital display sales	$ 7,460	$ 8,875
Digital display lease & maintenance	17,386	22,394
Real estate rentals	802	849
Discontinued operations	702	926
Total identifiable assets	26,350	33,044
General corporate	1,109	398
Total assets	$ 27,459	$ 33,442
Depreciation and amortization:
Digital display sales	$ 179	$ 187
Digital display lease & maintenance	4,302	4,945
Real estate rentals	68	43
General corporate	66	128
Total depreciation and amortization	$ 4,615	$ 5,303
Capital expenditures:
Digital display sales	$ 37	$ 85
Digital display lease & maintenance	430	1,329
Real estate rentals	-	-
General corporate	5	11
Total capital expenditures	$ 472	$ 1,425
Geographic revenues:
United States	$ 21,630	$ 21,578
Canada	1,619	1,769
Elsewhere	600	960
Total revenues	$ 23,849	$ 24,307

20.  Subsequent Events

The Company has not remitted the March 1, 2012 semi-annual interest payment and principal payment on the Notes to the trustee.  See Note 12 – Long-Term Debt.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trans-Lux Corporation

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive loss, statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011,  in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Melville, NY

April 16, 2012

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2011.

(b)           Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management assessed its internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           The information required by this Item with respect to directors is incorporated herein by reference to the Section entitled “Election of Directors” in the Company’s Proxy Statement.

(b)           The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Jean-Marc (J.M.) Allain	President and Chief Executive Officer	42
Angela D. Toppi	Executive Vice President, Chief Financial Officer and Assistant Secretary	56
Kostas Ktistakis	Executive Vice President	54
Andrew Aldrich	Senior Vice President and Chief Strategy Officer	28
Kristin A. Kreuder	Vice President, General Counsel and Secretary	41

Mr. Allain became the President and CEO of Trans-Lux Corporation on February 16, 2010.  Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009 and Vice President of Duos Technologies from August 2007 through June 2008.  Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Ms. Toppi has been associated in an executive capacity with the Company for more than five years.  Mr. Ktistakis started with Trans-Lux Corporation on January 23, 2012 and became Executive Vice President on March 6, 2012.  Mr. Ktistakis was independently employed from February 2009 through January 2012, served as Vice President of Program and Product & Project Management of HiTech Electronics from August 2008 through January 2009, Vice President of Program and Product & Management of Santech from August 2007 through July 2008 and Director of Program, Product & Project Management of Optec Digital Displays Inc. from January 2007 through July 2007.  Mr. Aldrich started with Trans-Lux Corporation on January 3, 2011 and became Senior Vice President and Chief Strategy Officer on June 22, 2011.  Mr. Aldrich served as a director of Visium from September 2010 through December 2010, Chief Executive Officer of CalendarFly.com from October 2008 through August 2010 and an analyst with Standard & Poor’s New Assets Group Structured Finance Division from January 2007 through September 2008.  Ms. Kreuder became Corporate Counsel of Trans-Lux Corporation on February 14, 2011 and became Vice President, General Counsel and Secretary on March 6, 2012.  Ms. Kreuder served as Associate General Counsel, Assistant Corporate Secretary and Member of Disclosure Committee of MXenergy Inc. from September 2007 through September 2009 and Associate General Counsel, Assistant Corporate Secretary and Corporate Compliance Officer of Competitive Technologies, Inc. from January 2006 through August 2007.

The information required by Items 405, 406 and 407 of Regulation S-K is incorporated herein by reference to the Sections entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics” and “Corporate Governance” in the Company’s Proxy Statement.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Section entitled “Executive Compensation and Transactions with Management” in the Company’s Proxy Statement.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Company’s Proxy Statement.

Equity Compensation Plan Information

December 31, 2011
	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	12,000	$4.99	17,000

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Section entitled “Executive Compensation and Transactions with Management” in the Company’s Proxy Statement.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Section entitled “Ratification of the Selection of Independent Registered Accounting Firm” in the Company’s Proxy Statement.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for  the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2              Financial Statement Schedules:  Not applicable.

3              Exhibits:

3(a)         Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Registration No. 333-15481).

 (b)         Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K dated March 9, 2012).

 (c)         Form of Subscription Agreement dated as of September 28, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

                               4(a)         Statement of Designation, Powers, Preferences and Rights of Series A Convertible Preferred Stock, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

 (b)         Form of Class A Warrant, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

 (c)         Form of Class B Warrant, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

 (d)         Form of Subscription Agreement between the registrant and Hackel Family Associates LLC, (incorporated by reference to Exhibit 10.1 of Form 8-K dated June 23, 2011).

 (e)         Form of Common Stock Purchase Warrant between the registrant and Hackel Family Associates LLC, (incorporated by reference to Exhibit 10.2 of Form 8-K dated June 23, 2011).

  (f)         Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of Schedule 13E-4 Amendment No. 2 dated December 23, 1994).

 (g)         Indenture dated as of March 1, 2004 (form of said indenture is incorporated by reference to Exhibit 12(d) of Schedule TO dated March 2, 2004).

10.1        Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2        Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3        Amended and Restated Pension Plan dated January 1, 2011, (incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2010).

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

                                       (b)   1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

10.6        Amended and Restated Commercial Loan and Security Agreement with People’s Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K filed December 28, 2004).  Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2006).  Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2006).  Amendment No. 5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007).  Amendment No. 9 dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008).  Amendment No. 13 dated September 4, 2009 and

                Amendment No. 14 dated April 2, 2010, (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2009).  Amendment No. 15 dated as of August 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2010).  Amendment No. 16 to the Amended and Restated Commercial Loan and Security Agreement with People’s United Bank dated as of May 1, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2011). Amendment No. 18 to the Amended and Restated Commercial Loan and Security Agreement with People’s United Bank dated as of November 1, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2011).  Amendment No. 19 dated as of December 31, 2011, filed herewith.

10.7        Employment Agreement with Jean-Marc Allain dated February 15, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 9, 2012).

10.8        Restricted Stock Agreement with Jean-Marc Allain dated February 16, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K dated February 18, 2010).

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

101          The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2011 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011 and 2010, (iii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010 and (vi) Notes Consolidated Financial Statements.*

*                                             Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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

Todd Dupee

                              Vice President and Controller

Dated:  April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George W. Schiele	April 16, 2012
George W. Schiele, Chairman of the Board

/s/ Salvatore Zizza	April 16, 2012
Salvatore Zizza, Vice Chairman of the Board

/s/ J.M. Allain	April 16, 2012
J.M. Allain, Director

/s/ Jean Firstenberg	April 16, 2012
Jean Firstenberg, Director

/s/ Richard Nummi	April 16, 2012
Richard Nummi, Director

/s/ Elliot Sloyer	April 16, 2012
Elliot Sloyer, Director