Form 10-K/A
period 2011-12-31
TRANS LUX CORP
filed 2012-04-30
CIK 99106

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

TRANS-LUX CORPORATION

2011 Form 10-K/A Cover Page Continued

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes    X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, par value $1.00 per share, as of the latest practicable date, on April 23, 2012, was 4,686,828 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on April 16, 2012 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 – 14 to reflect the inclusion of the information required by Form 10-K.  The Original Filing contemplated the incorporation by reference of such information from the Corporation’s definitive proxy statement relating to the Corporation’s 2012 Annual Meeting of Shareholders.  The Corporation’s definitive proxy statement will not be filed within the requisite 120 days after the Corporation’s 2011 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 – 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K.  The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted in this Amendment.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION

2011 Form 10-K/A Annual Report

Amendment No. 1

                   Table of Contents

		Page

	PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	1
ITEM 11.	Executive Compensation	5
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	11
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	12
ITEM 14.	Principal Accountant Fees and Services	12

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	14

Signatures		14

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

Name	Age
Jean-Marc (J.M.) Allain ………………	42
Jean Firstenberg ………………………	76
Richard Nummi ……………………….	53
George W. Schiele ……………………	80
Elliot Sloyer …………………………..	47
Salvatore J. Zizza ……………………..	66

Directors:

J.M. Allain has served as a director since June 22, 2011.  Mr. Allain became the President and Chief Executive Officer of Trans-Lux Corporation on February 16, 2010.  Previously, Mr. Allain was President of Panasonic, based in Secaucus, New Jersey, and Vice President of Duos Technologies.  Mr. Allain has spent his entire career in the high technology field, beginning in the telecommunications and datacom industry with an early adopter of voice over data network technology.  The company was later acquired by telecom giant Alcatel where he took on key roles over several years, both domestically and internationally.  Mr. Allain’s experience in manufacturing spans multiple industries and regions.  Mr. Allain is an expert in outsourcing and has managed operations, marketing and sales for enterprises ranging from start-ups to multi-national companies.  Mr. Allain is also a recognized industry leader in the Electronic and Physical Security fields.  Mr. Allain is an expert in anti-terrorism and the protection of high risk targets and has led deployments of leading-edge integrated systems in high-profile public and private projects.  Mr. Allain’s experience and deep understanding of the operations of the Corporation allow him to make valuable contributions to the Board.

Jean Firstenberg has served as a director since 1989 when she was elected an independent director.  Ms. Firstenberg is President Emerita and a member of the Board of Trustees of the American Film Institute.  She was President and Chief Executive Officer of the American Film Institute from 1980 to 2007.  She is Chairperson of the Citizen’s Stamp Advisory Committee; a member of the Board of Trustees of Women’s Sports Foundation; and was formerly a Trustee of Boston University. Ms. Firstenberg’s more than twenty years of experience as a director of the Corporation and her prior role as Chairman of the Audit Committee gives her a deep understanding of the operations of the Corporation and allows her to make valuable contributions to the Board.

Richard Nummi has served as a director since March 6, 2012 and is an attorney and is currently responsible for legal oversight and compliance with security industry rules and regulations as Managing Partner of Nummi & Associates, P.A.  Previously, Mr. Nummi was Chief Compliance Officer at INVEST Financial Corporation; Chief Compliance Officer at Jefferson-Pilot Financial; President, Executive Vice President, Chief Compliance Officer, General Counsel and Business Analyst for several top wall street firms; a securities regulator with the U.S. Securities and Exchange Commission; and served in the U.S. Navy in Naval Aviation and Naval Intelligence for 12 years.  Mr. Nummi’s extensive experience in compliance allows him to make valuable contributions to the Board.

George W. Schiele has served as a director since 2009 when he was elected an independent director.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Schiele is currently President of George W. Schiele, Inc., a trust management and private investment company; he is also President of four other private companies; a Director of Connecticut Innovations, Inc., the nation’s fourth most active venture capital firm, and Chairman of its Investment Advisory and Investment Committees; Trustee of seven private Trusts; President of one and an Officer and Director of two other private Charitable Foundations; the Managing Partner of two private Investment partnerships; and a Director and Executive Board member of The Yankee Institute.  Mr. Schiele was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allows him to make valuable contributions to the Board.  Mr. Schiele was a participating investor in the Company’s recent restructuring.

Elliot Sloyer has served as a director since March 6, 2012 and is currently a Managing Member and Portfolio Manager of WestLane Capital Management, LLC, which was founded in 2005, and a Director of Arotech Corporation, a worldwide provider of defense and security products to the military and law enforcement.  Mr. Sloyer was a founder and Managing Director of Harbor Capital Management LLC where he managed portfolios of convertible and distressed securities including bonds, preferred stocks and warrants for 13 years.  Previously, Mr. Sloyer was Director of Convertible Arbitrage Trading at R.F. Lafferty & Company.  Mr. Sloyer’s extensive experience and service to other boards of directors allows him to make valuable contributions to the Board.

Salvatore J. Zizza has served as a director since 2009 when he was elected an independent director.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Zizza is currently the Chairman of Zizza & Co. Ltd.; Chairman of Metropolitan Paper Recycling; Chairman of Bethlehem Advanced Materials; a Director of Hollis-Eden Pharmaceuticals; and a Director of several of the Gabelli open and closed-end funds, including The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund, The Gabelli Convertible and Income Securities Fund, The Gabelli Utility Trust Fund, The Gabelli Global Multimedia Trust, The Gabelli Equity Series Fund, The Gabelli Dividend and Income Trust, The Gabelli Gold Fund, The Gabelli International Growth Fund, The Gabelli Global Gold & Natural Resources Fund, and the GAMCO Westwood Funds.  Previously, Mr. Zizza was a Director of Earl Scheib, Inc.  Mr. Zizza was elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allows him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held five meetings during 2011.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the Board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended and $500 for telephonic meetings, while employee directors are not entitled to receive any fees.  Mr. George Schiele and Mr. Salvatore Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each as well as $1,500 for each meeting of the Board attended and $750 for telephonic meetings.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2010 and 2011, certain Board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock which shall contain a legend under the Securities Act of 1933 and which shall not be transferable unless and until registered.

Corporate Governance Policies and Procedures

The Board of Directors has adopted a Code of Business Conduct and Ethics Guidelines (the “Ethics Code”) that applies specifically to Board Members and Executive Officers.  The Ethics Code is designed to promote compliance with applicable laws and regulations, to promote honest and ethical conduct, including full, fair, accurate and timely disclosure in reports and communications with the public.  The Ethics Code is available for viewing on the Corporation’s website at www.trans-lux.com.  Any amendments to, or waivers from, the Ethics Code will be posted on the website.  In addition, the Board of Directors adopted a Whistle Blowing policy, which provides procedures for the receipt, retention and treatment of complaints received by the Corporation regarding accounting, internal accounting controls and auditing matters, as well as the confidential, anonymous submission of concerns regarding questionable accounting or auditing practices.

Corporate Leadership Structure

Two separate individuals serve as the Corporation’s Chairman of the Board and Chief Executive Officer.  The Chairman is not an executive officer.  The Chairman provides leadership to the Board in the fulfillment of its responsibilities in presiding over Board meetings; he also presides over all meetings of the stockholders. The Chief Executive Officer is responsible for directing the operational activities of the Corporation.

Risk Management

Our Board and Audit Committee are actively involved in risk management.  Both the Board and Audit Committee regularly review the financial position of the Corporation and operations of the Corporation and other relevant information, especially cash management and risks associated with the Corporation’s financial position and operations.

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation’s Corporate Secretary at the Corporation’s headquarters in Norwalk, Connecticut.  The Corporate Secretary will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Ms. Firstenberg and Messrs. Sloyer and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held one meeting in 2011.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairperson, Ms. Firstenberg, will receive an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Zizza, Nummi and Sloyer.  The Audit Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Board of Directors had determined that Mr. Zizza meets the definition of “audit committee financial expert” set forth in Item 407 of Regulation S-K, as promulgated by the SEC.  The Audit Committee held three meetings in 2011.  The responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and material aspects thereof with the Corporation’s independent registered public accounting firm, and compliance with the Corporation’s policies and applicable laws and regulations.  Members of said Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and $100 for each quarterly telephonic meeting with the independent auditors.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Ms. Firstenberg and Mr. Zizza, each of who is independent in accordance with the Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee had one meeting in 2011 to discuss, among other things, nominating the directors for election by our stockholders at the Annual Meeting of Stockholders held March 6, 2012.

The Nominating Committee does not have a separate policy regarding diversity of the Board.  George W. Schiele and Salvatore J. Zizza (the “Gamco Nominees”) were elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders.  If either of them or their replacements is unwilling or unable to serve as a director prior to the 2012 Annual Meeting of Stockholders, the Corporation, consistent with duties and obligations under Delaware law, shall use its best efforts to replace said director with a nominee suggested by the Gabelli parties: the Settlement Group, consisting of Gabelli Funds, LLC, Gamco Asset Management, Inc., Gabelli Cap Growth Fund, Gabelli Global Multimedia Trust, Inc., Gabelli Dividend and Income Trust and Gabelli Convertible Fund.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 30,000 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows: a minimum of 500 stock options are granted for each director; an additional 500 stock options are granted if a director has served for five years or more; an additional 500 stock options are granted if a director has served for ten years or more; and an additional 1,000 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date. The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2011, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements, with the exception of two Form 3s filed late due to a delay in obtaining a Securities and Exchange Commission CIK code in order to electronically file the report, although timely requested.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis:  All matters concerning executive compensation for the Chief Executive Officer and other executive officers whose salaries are over $200,000 per year are considered by the Corporation’s Compensation Committee.  Our compensation structure for our executives is designed to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals for successful performance over time, and to retain those executives who continue to perform at or above our expectations, without incurring risk-taking incentives that may adversely affect the Corporation.  Our executives’ compensation has three primary components: a base salary and stock option/restricted stock awards.

Base Salary.  We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals.  We also take into account the base salaries paid by similarly sized companies and the base salaries of other companies with which we believe we compete for talent.  To this end, we subscribe to certain executive compensation surveys and other databases and review them at least annually; but also when making crucial executive hiring decisions, or at the end of the term of any employment agreements into which we enter.

Cash Incentive Bonus:  We design the cash incentive bonuses for our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.  Our President and Chief Executive Officer, J.M. Allain, receives a cash incentive bonus as a primary component of his compensation package.

Stock Option/Restricted Stock Awards.  We occasionally grant stock options or restricted stock relating to employment agreements and/or to reward long-term performance.  We believe that such compensation incentivizes each executive to create value for the Corporation, and ties executive performance directly to the financial performance of the Corporation as a whole. We take into consideration the executives tenure with the Corporation, as well as the availability of options, in addition to the executive’s performance in determining grants of options and restricted stock awards.

We view the three primary components of our executive compensation as related but distinct.  Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the survey data referred to above.  We believe that salary and cash incentive bonuses are primary considerations and that stock options/restricted stock awards are secondary considerations.  Except as described below, we have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.  This is due to the small size of our executive team, and our need to remain flexible and to tailor each executive’s award to attract and retain that executive.  For example, the Corporation, as an inducement to Mr. Allain to enter into his initial employment contract, granted him 50,000 restricted shares of Common Stock which vested 50% on the one year anniversary and the remaining 50% after two years; this sort of inducement granting of restricted stock was unprecedented at the time, but our flexible compensation structure allowed us to reach this mutually beneficial arrangement.

In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees.  These benefits include health and medical benefits, flexible spending plans, life insurance and short and long-term disability.  We also may provide our executives with severance, as described in more detail below.

No stock options were awarded during 2011 to any employees, and therefore, the Corporation did not record any related compensation expense.  There are no stock option plans currently in effect providing for the grant of new options to employees.

Cash Incentive Bonus.  Cash incentive bonuses for our executives are established as part of their respective individual employment agreements, as applicable.  Currently, J.M. Allain, our President and Chief Executive Officer, is the only executive officer of the Corporation entitled to a cash incentive bonus; his cash incentive bonus is determined in accordance with the terms of his employment agreement with the Company.  As a general matter, the Compensation Committee is responsible for determining all criteria for the provision of any cash incentive bonuses awarded by the Corporation, and any such decisions by the Compensation Committee must be approved by the Board of Directors at the time any employment agreement contemplating a cash incentive bonus is entered into.  Based on the financial standing of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2011.

Supplemental Executive Retirement Agreement.  In accordance with the former President and Chief Executive Officer’s agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Other Benefits.  Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, and our 401(k) plan, in each case on the same basis as our other employees.  There were no special benefits or perquisites provided to any executive officer in 2011.

Compensation Consultants.  The Corporation has not engaged the services of any outside compensation consultant for 2011.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A..

This report is submitted by the Compensation Committee.  Its members are:

Jean Firstenberg, Chairperson

Elliot Sloyer

Salvatore Zizza

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation.

Summary Compensation Table

Annual Compensation

Name and
Principal Position

                                       Year
		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

J.M. Allain President and Chief Executive Officer	2011	254,808	-	-	-	-	-	18,640	273,448
	2010	215,145	-	48,500	-	-	-	15,000	278,645

Angela D. Toppi Executive Vice President, Chief Financial Officer and Assistant Secretary	2011	173,269	-	-	-	-	-	4,180	177,449
	2010	173,535	-	-	-	-	-	3,244	176,779

Kostas Ktistakis (2)Executive Vice President	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Andrew Aldrich (3) Senior Vice President and Chief Strategy Officer	2011	120,000	-	-	-	-	-	-	120,000
	2010	-	-	-	-	-	-	-	-

Kristin A. Kreuder (4) Vice President, General Counsel and Secretary	2011	93,473	-	-	-	-	-	-	93,473
	2010	-	-	-	-	-	-	-	-

(1)    See “All Other Compensation” below for further details.

(2)    Elected an Executive Officer on March 6, 2012.

(3)    Elected an Executive Officer on June 22, 2011.

(4)    Elected an Executive Officer on March 6, 2012.  Ms. Kreuder began employment on February 14, 2011 and the data above represents payment for work on a part-time basis for a portion of the year.

All Other Compensation

During 2011 and 2010, “All Other Compensation” consisted of director and/or trustee fees, insurance premiums and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Insurance Premiums ($)	Other ($) (1)	Total All Other Compensation ($)
J.M. Allain …………….	2011	640	-	18,000	18,640
	2010	-	-	15,000	15,000
Angela D. Toppi ………	2011	2,400	1,780	-	4,180
	2010	1,360	1,884	-	3,244
Kostas Ktistakis ……….	2011	-	-	-	-
	2010	-	-	-	-
Andrew Aldrich ……….	2011	-	-	-	-
	2010	-	-	-	-
Kristin A. Kreuder …….	2011	-	-	-	-
	2010	-	-	-	-

(1)     Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Through 2005, the Company had a long-term incentive plan (the “Expired Long-Term Incentive Plan”) and had the ability to grant stock options, to employees, which provided for the grant of incentive stock options at fair market value on the date of grant.  Any awards made pursuant to the Expired Long-Term Incentive Plan became exercisable upon the first anniversary of the grant date, expire on the tenth anniversary of the grant date, and survive the expiration of the Expired Long-Term Incentive Plan, so long as the option holder remains employed with the Corporation as of the exercise date.

The following table sets forth information as to the named executive officers with respect to the value realized on exercise of stock options and fiscal year end option values.

Aggregate Option Exercises in Last Fiscal

Year And Fiscal Year End Option Values

	Option Exercises		Number of Unexercised Options at Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
J.M. Allain ………………………………….	None	-	-/-	-/-
Angela D. Toppi ……………………………	None	-	5,000/-	-/-
Kostas Ktistakis…………………………….	None	-	-/-	-/-
Andrew Aldrich …………………………….	None	-	-/-	-/-
Kristin A. Kreuder………………………….	None	-	-/-	-/-

(1)   Market value of underlying securities at fiscal year-end, minus the exercise price.

The following table sets forth information as to the named executive officers with respect to unexercised options and equity incentive plan awards as of the end of the fiscal year.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Angela D. Toppi…..	5,000	-	7.00	03/24/14	-	-	-	-

Retirement Plan

The Company made a cash contribution of $605,000 during 2011, which was less than the minimum required contribution, to the Company’s retirement plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has filed requests for waivers of the 2009 and 2010 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company's retirement plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $250,000 is the legislated annual cap on determining the final average salary and $195,000 is the maximum legislated annual benefit payable from a qualified pension plan.

As of January 1, 2012, Ms. Toppi had 17 years of credited service.  As of December 31, 2003, the benefit service under the pension plan had been frozen, and, accordingly, no further years of credited service have been allowed, and as of April 30, 2009, the benefit under the pension plan has been frozen, and, accordingly, there is no further increase in benefit being accrued.  The normal annual retirement benefit for Ms. Toppi is approximately $36,000.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Certain Transactions

During the year 2011, there were no transactions requiring disclosure.

Employment Agreement

The Corporation executed an employment agreement with J.M. Allain on February 16, 2010 (the “First Allain Agreement”) which expired on February 16, 2012.  Mr. Allain was appointed as President and Chief Executive Officer of the Corporation at that time.  After the First Allain Agreement expired, the Corporation entered into a new employment agreement with Mr. Allain (the “Second Allain Agreement”) with a term of three years and under which Mr. Allain was to remain the President and Chief Executive Officer of the Corporation. The Second Allain Agreement provides for compensation at the annual rate of $275,000 per annum, with a minimum raise of 6% per annum if the Corporation has a positive level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during a given year.  Mr. Allain is entitled under the Second Allain Agreement to receive an annual bonus based on the Corporations yearly EBITDA.  The Second Allain Agreement further provides that, on its effective date, Mr. Allain became entitled to a grant of warrants to purchase 2,000,000 shares of the Corporation’s Common Stock, 50% of which are exercisable at $0.40 per share and 50% of which are exercisable at $0.60 per share.  The Second Allain Agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including membership at the Core Club in New York City), and certain employee benefits generally available to employees of the Corporation.  The Second Allain Agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the Second Allain Agreement.  The Second Allain Agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.

The foregoing is merely a summary of the Second Allain Agreement and is qualified in its entirety by reference to the text of the Second Allain Agreement as filed with the SEC as Exhibit 10.2 to the Form 8-K filed by the Corporation on March 12, 2012.

Director Compensation

Non-Employee Director Stock Option Plan

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

Compensation of Directors

The following table represents director compensation for 2011.

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J.M. Allain (1)..............	2011	640	-	-	-	-	-	640
Glenn Angiolillo (2)....	2011	4,000	-	-	-	-	-	4,000
Jean Firstenberg...........	2011	4,320	-	-	-	-	-	4,320
Howard S. Modlin (3)..	2011	6,000	-	-	-	-	-	6,000
Michael R. Mulcahy (4)	2011	4,400	-	-	-	-	25,094	29,494
George W. Schiele.......	2011	34,720	-	-	-	-	-	34,720
Angela D. Toppi (5)......	2011	2,400	-	-	-	-	-	2,400
Salvatore J. Zizza.........	2011	36,700	-	-	-	-	-	36,700

(1)   Mr. Allain was appointed a director by the Board of Directors on June 22, 2011.

(2)   Mr. Angiolillo resigned from the Board of Directors on November 28, 2011.

(3)   Mr. Modlin retired from the Board of Directors on March 6, 2012.

(4)   All other compensation consists of medical insurance premiums paid and cash surrender value of all life insurance policy transferred to Mr. Mulcahy.  Mr. Mulcahy retired from the Board of Directors on March 6, 2012.

(5)   Ms. Toppi resigned from the Board of Directors on March 6, 2012.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 23, 2012 (or such other date specified) with respect to the beneficial ownership of Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table; and (iv) all persons as a group who are executive officers and directors of the Corporation, and as to the percentage of outstanding shares held by them on that date.

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Gabelli Funds, LLC …………………………………………………….. One Corporate Center Rye, NY 10580-1434	14,055,000	(1)	75.2

Henry Hackel ……………………………………………………………. 80 Broad Street New York, NY 10004-3303	425,750	(2)	9.1

Non-Employee Directors:
Jean Firstenberg …………………………………………………………	1,420	(3)	*
Richard Nummi ………………………………………………………….	-		*
Elliot Sloyer ……………………………………………………………..	350,000	(4)	2.3
George W. Schiele ………………………………………………………	175,500	(5)	1.1
Salvatore J. Zizza ………………………………………………………..	500	(6)	*

Named Executive Officers:
J.M. Allain ……………………………………………………………….	52,000	(7)	*
Angela D. Toppi …………………………………………………………	6,000	(8)	*
Kostas Ktistakis ………………………………………………………….	-		*
Andrew Aldrich ………………………………………………………….	-		*
Kristin A. Kreuder ……………………………………………………….	-		*
All directors and executive officers as a group ………………………....	585,420	(9)	3.8

*      Represents less than 1% of total number of outstanding shares.

(1)   Based on Schedule 13D dated November 21, 2011 by Mario J. Gabelli, GGCP, Inc., Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.  The amount includes 14,000,000 shares of Common Stock acquirable upon conversion of 200,000 shares of Preferred Stock, 2,000,000 A Warrants and 2,000,000 B Warrants.  In addition, on February 10, 2012, Gabelli Equity Series Funds, Inc. - The Gabelli Small Cap Growth Fund filed a Schedule 13G relating to the aforementioned 14,055,000 shares.

(2)   Based on Schedule 13D dated February 6, 2012 by Henry Hackel.  All securities included herein are held by Mr. Hackel individually in accounts managed by Mr. Hackel.  This table does not include a warrant to purchase 24 Units (each Unit consisting of (a) 50,000 shares of Common Stock, par value $1.00 per share, and (b) 10,000 warrants to purchase (i) one fully paid and nonassessable share of the Company’s Common Stock, and (ii) one warrant to purchase one fully paid and nonassessable share of the Common Stock) issued to RF Lafferty & Co., of which Mr. Hackel is President.  This table also does not include a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share issued to Hackel Family Associates LLC.  Mr. Hackel has voting and dispositive power over all shares held by RF Lafferty & Co. and Hackel Family Associates LLC.

(3)   The amount includes 1,000 shares of Common Stock acquirable upon exercises of stock options.

(4)   The amount includes 350,000 shares of Common Stock acquirable upon conversion of 5,000 shares of Preferred Stock, 50,000 A Warrants and 50,000 B Warrants, which are owned by WestLane Equity Income Fund LP, of which Mr. Sloyer exercises voting and investment control as fund manager and investor.

(5)   The amount includes 175,000 shares of Common Stock acquirable upon conversion of 2,500 shares of Preferred Stock, 25,000 A Warrants and 25,000 B Warrants and 500 shares of Common Stock acquirable upon exercise of stock options.

(6)   Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 500 shares of Common Stock acquirable on the exercise of stock options.

(7)   The amount includes 50,000 shares of restricted stock granted on February 16, 2010 which vested on the two-year anniversary date of grant.

(8)   The amount includes 5,000 shares of Common Stock acquirable upon exercise of stock options.

(9)   The amount includes 7,000 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire by exercise of stock options (including director stock options).

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

During the year 2011, there were no transactions requiring disclosure.

Independence of Non-Employee Directors

 `

A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain is an employee of the Corporation and, therefore, has been determined by the Board to fall outside the definition of “independent director.”  Messrs. Nummi, Schiele, Sloyer and Zizza  and Ms. Firstenberg are non-employee directors of the Corporation.  The Board of Directors has determined that Messrs. Nummi, Schiele, Sloyer and Zizza  and Ms. Firstenberg are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders.  The Board of Directors has determined that Messrs. Nummi and Sloyer are independent under the SEC’s audit committee independence standards.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, (“BDO”) has served as our independent registered public accounting firm since May 17, 2010, when the Audit Committee of the Corporation’s Board of Directors approved their engagement to audit the Corporation’s financial statements for the fiscal year ended December 31, 2010.  The Audit Committee of the Board of Directors has appointed BDO as our independent registered public accounting firm for the year ending December 31, 2012.

The ratification of the appointment by our Audit Committee of BDO as our independent registered public accounting firm for the fiscal year ending December 31, 2012 requires the affirmative vote of a majority of the shares of Common Stock and Preferred Stock of the Corporation voting in person or by proxy. Although stockholder approval of the appointment is not required by law and is not binding on the Audit Committee, the Committee will take the appointment under advisement if such appointment is not approved by the affirmative vote of a majority of the votes cast at the Meeting.

Representatives of BDO may not be present at the Annual Meeting; thus, to the extent they are not present, the Corporation does not anticipate that representatives of BDO will make a statement to our stockholders at the Annual Meeting, or respond to questions from our stockholders at the Annual Meeting.

The Audit Committee is not aware of any disagreements between management and BDO regarding accounting principles and their application or otherwise.

Change in Auditors:  UHY LLP (“UHY”) had served as our independent registered public accounting firm when the Audit Committee of the Corporation’s Board of Directors approved their engagement to audit the Corporation’s financial statements for the fiscal year ended December 31, 2008.  On April 16, 2010, UHY merged its New England practice into Marcum, LLP.  As a result of the merger, UHY declined reappointment as our independent registered public accountant firm for the fiscal year ended December 31, 2010.  There were no disagreements with UHY on any matter of accounting principles and their application or otherwise.  As a result of the aforementioned merger, UHY issued a letter dated April 20, 2010, addressed to the Securities and Exchange Commission, stating that UHY agrees that there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

UHY reported on the Corporation’s financial statements for the year ended December 31, 2009.  There were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to UHY’s satisfaction, would have caused them to make a reference to the subject matter in conjunction with their report on the Corporation’s consolidated financial statements or such year; and there were no reportable events, as listed in Item 304 (a) (1) (v) of Regulation S-K.

During the year ended December 31, 2009 and through the date of the Audit Committee’s decision to engage BDO, the Corporation did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, or any other matter or reportable events listed in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by BDO for 2010 and 2011 were approved by the Audit Committee in advance of the work being performed.

Audit Fees:  BDO audit fees were $160,000 in 2011 and $166,000 in 2010.  BDO audit fees for both 2011 and 2010 included, but were not limited to, fees associated with the annual audit of the Corporation’s financial statements, reviews of the Corporation’s quarterly reports on Form 10‑Q and reviews of the Corporation’s proxy statements.  UHY audit fees were $5,000 in 2010.  UHY audit fees for 2010 included fees associated with the review of the Corporation’s 2010 Form 10‑K.

Audit-Related Fees:  There were no audit-related services provided by BDO in 2011 or in 2010.

Tax Fees:  BDO did not provide any tax services during 2011 or in 2010.

All Other Fees:  BDO did not provide any non-audit related services during 2011 or in 2010.

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

Dated:  April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George W. Schiele                                                                                                                         April 30, 2012

George W. Schiele, Chairman of the Board

/s/ Salvatore Zizza                                                                                                                               April 30, 2012

Salvatore Zizza, Vice Chairman of the Board

/s/ J.M. Allain                                                                                                                                      April 30, 2012

J.M. Allain, Director

/s/ Jean Firstenberg                                                                                                                            April 30, 2012

Jean Firstenberg, Director

/s/ Richard Nummi                                                                                                                              April 30, 2012

Richard Nummi, Director

/s/ Elliot Sloyer                                                                                                                                    April 30, 2012

Elliot Sloyer, Director