Form 10-Q
period 2012-03-31
TRANS LUX CORP
filed 2012-06-11
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                No      X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Date                                                                Class                                                  Shares Outstanding

06/08/12                                      Common Stock - $1.00 Par Value                                            5,070,424

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
In thousands, except share data	2012	2011
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 690	$ 1,109
Receivables, less allowance of $923 - 2012 and $884 - 2011	2,409	2,060
Unbilled receivables	65	63
Inventories	2,874	2,875
Prepaids and other	838	729
Total current assets	6,876	6,836
Rental equipment	43,491	43,252
Less accumulated depreciation	28,001	27,060
	15,490	16,192
Property, plant and equipment	4,429	4,381
Less accumulated depreciation	2,376	2,316
	2,053	2,065
Asset held for sale	689	696
Goodwill	744	744
Other assets	873	926
TOTAL ASSETS	$ 26,725	$ 27,459
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,503	$ 1,589
Accrued liabilities	8,041	6,719
Current portion of long-term debt	4,044	4,444
Warrant liabilities	5,300	5,408
Total current liabilities	18,888	18,160
Long-term debt:
Notes payable	499	512
Deferred pension liability and other	5,068	4,930
Total liabilities	24,455	23,602
Redeemable convertible preferred stock:
Preferred - $1 par value – 500,000 shares authorized,
416,500 Series A convertible preferred shares issued in 2012 and 2011	6,138	6,138
Stockholders' equity (deficit):
Common Stock - $1 par value - 5,500,000 shares authorized,
5,070,424 shares issued in 2012 and 2011	5,071	5,071
Additional paid-in-capital	12,624	12,620
Accumulated deficit	(15,113)	(13,443)
Accumulated other comprehensive loss	(3,387)	(3,466)
Less treasury stock - at cost - 383,596 common shares in 2012 and 2011	(3,063)	(3,063)
Total stockholders' deficit	(3,868)	(2,281)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 26,725	$ 27,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share data	2012	2011
Revenues:
Digital display sales	$ 3,837	$ 2,848
Digital display lease and maintenance	1,768	2,046
Real estate rentals	18	23
Total revenues	5,623	4,917
Cost of revenues:
Cost of digital display sales	3,190	2,335
Cost of digital display lease and maintenance	1,461	1,632
Cost of real estate rentals	16	17
Total cost of revenues	4,667	3,984
Gross profit from operations	956	933
General and administrative expenses	(2,601)	(2,165)
Restructuring costs	(10)	(70)
Operating loss	(1,655)	(1,302)
Interest expense, net	(113)	(361)
Gain on debt extinguishment	4	-
Change in warrant liabilities	108	-
Loss from continuing operations before income taxes	(1,656)	(1,663)
Income tax expense	(7)	(7)
Loss from continuing operations	(1,663)	(1,670)
Loss from discontinued operations	(7)	-
Net loss	$ (1,670)	$ (1,670)
Loss per share continuing operations – basic and diluted	$ (0.35)	$ (0.68)
Loss per share discontinued operations – basic and diluted	-	-
Total loss per share - basic and diluted	$ (0.35)	$ (0.68)

Weighted average common shares outstanding - basic and diluted	4,687	2,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31
In thousands	2012	2011
Net loss	$ (1,670)	$ (1,670)
Other comprehensive income:
Unrealized foreign currency translation gain	79	99
Total other comprehensive income, net of tax	79	99
Comprehensive loss	$ (1,591)	$ (1,571)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31
In thousands	2012	2011
Cash flows from operating activities
Net loss	$ (1,670)	$ (1,670)
Loss from discontinued operations	7	-
Loss from continuing operations	(1,663)	(1,670)
Adjustment to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,031	1,147
Stock compensation expense	4	6
Gain on debt extinguishment	(4)	-
Change in warrant liabilities	(108)	-
Changes in operating assets and liabilities:
Receivables	(351)	586
Inventories	1	564
Prepaids and other assets	(86)	(85)
Accounts payable and accrued liabilities	1,335	(14)
Deferred pension liability and other	138	114
Net cash provided by operating activities	297	648
Cash flows from investing activities
Equipment manufactured for rental	(239)	(218)
Purchases of property, plant and equipment	(48)	(17)
Net cash used in investing activities	(287)	(235)
Cash flows from financing activities
Payments of long-term debt	(429)	(377)
Net cash used in financing activities	(429)	(377)
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	-	1
Net (decrease) increase in cash and cash equivalents	(419)	37
Cash and cash equivalents at beginning of year	1,109	398
Cash and cash equivalents at end of period	$ 690	$ 435
Supplemental disclosure of cash flow information:
Interest paid	$ 51	$ 125
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1 –  Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the March 31, 2012 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet at December 31, 2011 is derived from the December 31, 2011 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on the presentation of comprehensive income.  The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years beginning after December 15, 2011.  In December 2011, FASB amended this guidance to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications.  The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Company elected early adoption of the requirements to present a separate, consecutive comprehensive income statement in 2011.  Adoption of the new guidance did not have an impact on the Company’s condensed consolidated financial statements, as the guidance impacted presentation only.

In September 2011, FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more-likely-than-not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We plan to adopt the provisions of this update at the beginning of our 2012 fourth quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite lived intangible assets.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Reclassifications:  Certain reclassifications of prior years amounts have been made to conform to the current year presentation.

Note 2 - Plan of Restructuring

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

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consists of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

R.F. Lafferty & Co., Inc. (the “Placement Agent”), a FINRA registered broker-dealer, was engaged as Placement Agent in connection with the Offering.  The Placement Agent was paid fees based upon a maximum of an $8,000,000 raise.  Such fees consisted of a cash fee in the amount of $200,000, a one-year note for $200,000 at a 4.00% rate of interest and three-year warrants to purchase 24 Units (the “Placement Agent Warrants”).  The A Warrants issuable upon exercise of the Placement Agent Warrants and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be substantially the same as the A Warrants and B Warrants sold in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of three years from the closing date of the restructuring transaction or one year from the date of exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50 per share, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the A Warrants and $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10) in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold in the Offering.

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) a payment on the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) a payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after the payments to the holders of the Notes and the Debentures and to the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

The investors, who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of March 31, 2012, the investors have 8,330,000 warrants to purchase shares of our Common Stock issued in connection with the their investment in the Preferred Stock, which does not include the 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes.

The Company began its restructuring plan in 2010 by reducing operating costs.  The actions included the elimination of approximately 80 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  Total restructuring costs to date have been $1.3 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The March 31, 2012 results include an additional restructuring charge of $10,000 consisting of other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2012 and the remaining accrued balance of restructuring costs as of March 31, 2012, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31, 2011	Provision	Payments and Other Adjustments	Balance March 31, 2012
Severance costs (1)	$43	$ -	$24	$19
Other fees	30	10	-	40
	$73	$10	$24	$59

(1) Represents salaries for employees separated from the Company.

All of the restructuring costs incurred during the three months ended March 31, 2012 and the remaining accrued balance of restructuring costs as of March 31, 2012 relate to the Company’s Digital display lease and maintenance segment.

Note 3 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $10,000 and $70,000 at March 31, 2012, respectively, and $261,000 and $70,000 at December 31, 2011, respectively.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $259,000 and $33,000 at March 31, 2012, respectively, and $259,000 and $34,000 at December 31, 2011, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $3.1 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively.

Note 4 – Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	March 31 2012	December 31 2011
Raw materials	$1,654	$1,826
Work-in-progress	481	449
Finished goods	739	600
	$2,874	$2,875

Note 5 – Warrant Liabilities

As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company issued 4,165,000 one-year warrants (the “A Warrants”).  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  The aggregate number of A Warrants and B Warrants the holders are entitled to is 8,330,000.

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

In connection with a private placement of $650,000 of 4.00% notes, see Note 6 – Long-Term Debt, the Company issued 1,000,000 five-year warrants to the subscriber.  Each warrant entitles the subscriber to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

All the warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded a $0.1 million non-cash gain in 2012 related to changes in the value of the warrants issued in the Offering, to the Placement Agent and to the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Condensed Consolidated Statements of Operations.

Note 6 – Long-Term Debt

As of March 31, 2012, the Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At March 31, 2012, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $9.0 million principal amount of the Notes were exchanged, leaving $1.2 million outstanding.  The Company continues to consider further exchanges of the Notes on the same terms as previously offered and subsequent to the end of the quarter, $27,000 principal amount of the Notes were exchanged.

As of March 31, 2012, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  At March 31, 2012, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $0.7 million principal amount of the Debentures were exchanged, leaving $0.3 million outstanding.  The Company continues to consider further exchanges of the Debentures on the same terms as previously offered and $5,000 principal amount of the Debentures were exchanged. The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

As part of the Company’s restructuring plan, the Company recorded a $4,000 and $8.8 million gain on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged in the first quarter of 2012 and in the fourth quarter of 2011, respectively.

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $1.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at March 31, 2012), which matures November 1, 2012.  Subsequent to the end of the quarter, the senior lender reduced the revolving loan from $3.0 million to $1.0 million. As of March 31, 2012, the Company has drawn $0.1 million against the revolving loan facility, of which $0.9 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a minimum tangible net worth ratio of not less than $6.5 million, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of March 31, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the senior debt coverage ratio of not less than 1.75 to 1.00 (-6.7 to 1.00  at March 31, 2012), which the senior lender waived subsequent to the end of the quarter.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The senior lender has also waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital Display Division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.  Subsequent to the end of the quarter, the land has been sold and the notes have been satisfied.

The Company has a $552,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at March 31, 2012, payable in monthly installments, which matures December 12, 2012.

Note 7 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments have been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2012	2011
Interest cost	$ 130	$ 137
Expected return on plan assets	(110)	(99)
Amortization of net actuarial loss	121	87
Net periodic pension cost	$ 141	$ 125

As of March 31, 2012, the Company has recorded a current pension liability of $1.0 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.9 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2012 is expected to be $1.2 million.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair values of these assets are determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds and mutual stock funds using quoted market prices, a Level 1 or an observable input, and the guaranteed investment contracts and equity and index funds, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of March 31, 2012:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$2,009	$ -	$2,009
Mutual stock funds	1,062	-	-	1,062
Equity and index funds	-	2,700	-	2,700
Money market funds	41	-	-	41
Total pension plan assets	$1,103	$4,709	$ -	$5,812

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits, such as termination of the plan and require the Company to remit the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2011 and 2012 plan years; however there is no assurance that the Company will be able to make all payments.  In the event the Company requests waivers to defer payments in an amount greater than or equal to $1.0 million, the Pension Benefit Guaranty Corporation may place a lien on the Company’s assets for the amount owed.

Note 8 – Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Condensed Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate.  The Company applies an estimated forfeiture rate in calculating the period expense.  The Company has not experienced any forfeitures that would need to be taken into consideration in its calculations.

The Company did not issue any stock options during the three months ended March 31, 2012 and 2011.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	12,000	4.99
Granted	-	-
Exercised	-	-
Terminated	2,500	2.17
Outstanding at end of period	9,500	5.73	1.7
Vested and expected to vest at end of period	9,500	5.73	1.7	-
Exercisable at end of period	9,500	5.73	1.7	-

On February 16, 2010, the Board granted Mr. Jean-Marc (J.M.) Allain, the Company’s President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% after two years.  The Company has recorded stock compensation expense over the vesting period and recorded $4,000 of stock compensation expense for the period ended March 31, 2012.

Note 9 –  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At March 31, 2012, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.  At March 31, 2012 and 2011, there were outstanding stock options to purchase 9,500 and 23,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

Note 10 –  Legal Proceedings and Claims

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that management believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Note 11 –  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance and allocates resources based upon operating income. The Company’s operations are managed in three reportable business segments.  The Digital Display Division comprises two operating segments: Digital display sales and Digital display lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital displays and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital display sales segment sells equipment and the Digital display lease and maintenance segment leases and maintains equipment.  The Real estate rentals segment owns and operates an income-producing property.  Segment operating (loss) income is shown after cost of revenues and sales, and general and administrative expenses directly associated with the segment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues and therefore are not separately disclosed.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s continuing operations in its three business segments for the three months ended March 31, 2012 and 2011 is as follows:

In thousands	2012	2011
Revenues:
Digital display sales	$ 3,837	$ 2,848
Digital display lease and maintenance	1,768	2,046
Real estate rentals	18	23
Total revenues	$ 5,623	$ 4,917
Operating (loss) income:
Digital display sales	$(1,141)	$ (744)
Digital display lease and maintenance	216	180
Real estate rentals	(12)	3
Corporate general and administrative expenses	(718)	(741)
Total operating loss	(1,655)	(1,302)
Interest expense, net	(113)	(361)
Gain on debt extinguishment	4	-
Change in warrant liabilities	108	-
Loss from continuing operations before income taxes	(1,656)	(1,663)
Income tax expense	(7)	(7)
Loss from continuing operations	$(1,663)	$(1,670)

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

The Digital display sales segment includes worldwide revenues and related expenses from the sales of both indoor and outdoor digital display signage and LED lighting solutions.  This segment includes the sales of digital signage across all markets, such as financial, gaming, government/private, transportation, scoreboards and advertising markets.  The Digital display lease and maintenance segment includes worldwide revenues and related expenses from the lease and maintenance of both indoor and outdoor digital display signage.  This segment includes the lease and maintenance of digital display signage across all markets.  The Real estate rentals segment includes the operations of an income-producing real estate property.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012 increased $706,000 or 14.4% to $5.6 million from $4.9 million for the three months ended March 31, 2011, primarily due to an increase in Digital display sales offset by a decrease in Digital display lease and maintenance revenues.

Digital display sales revenues increased $989,000 or 34.7%, primarily in the LED lighting and catalog scoreboard markets, offset by a decrease in the custom commercial sales market.

Digital display lease and maintenance revenues decreased $278,000 or 13.6%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues as well.

Real estate rentals revenues decreased $5,000 or 21.7%, due to the termination of a tenant lease in the first quarter of 2012 in our Santa Fe, New Mexico rental property.

Total operating loss for the three months ended March 31, 2012 increased $353,000 to $1.7 million from $1.3 million for the three months ended March 31, 2011, principally due to an increase in general and administrative expenses, offset by the increase in revenues.

Digital display sales operating loss increased $397,000 or 53.4%, primarily as a result of a decrease in the gross profit margins and an increase in general and administrative expenses, offset by the increase in revenues. The cost of Digital display sales increased $854,000 or 36.6%, primarily due to the increase in revenues and an increase in freight costs.  The cost of Digital display sales represented 83.1% of related revenues in 2012 compared to 82.0% in 2011.  Digital display sales general and administrative expenses increased $532,000 or 42.3%, primarily due to the limited sponsorship agreement entered into with Joe Gibbs Racing and other consultant marketing expenses.

Digital display lease and maintenance operating income increased $36,000 or 20.0%, primarily as a result of a decrease in general and administrative expenses, offset by the reduction in revenues.  The cost of Digital display lease and maintenance decreased $170,000 or 10.4%, primarily due to a $134,000 decrease in depreciation expense and a $36,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 82.7% of related revenues in 2012 compared to 79.8% in 2011.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $144,000 or 61.5%, primarily due a reduction in payroll and benefits.

Real estate rentals operating (loss) income decreased $15,000 to a loss of ($12,000) in 2012 compared to income of $3,000 in 2011, primarily due to the reduction of revenues and an increase in general and administrative expenses.  The cost of Real estate rentals represented 88.9% of related revenues in 2012 compared to 73.9% in 2011. Real estate rentals general and administrative expenses increased $11,000 to $14,000 in 2012 compared to $3,000 in 2011, primarily due to an increase in bad debt expense.

Corporate general and administrative expenses decreased $23,000 or 3.1%, primarily due to a decrease in payroll and benefits.  The 2012 corporate general and administrative expenses include a reduction of $10,000 in the Canadian currency exchange loss.

Net interest expense decreased $248,000 or 68.7%, primarily due to the reduction in long-term debt as a result of the restructuring plan, see Note 2 to the condensed consolidated financial statements – Plan of Restructuring, as well as a reduction in amortization of prepaid financing costs.

The gain on debt extinguishment is attributable to an exchange of the 9½% Debentures.  See Note 6 to the condensed consolidated financial statements – Long-Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  See Note 5 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the three months ended March 31, 2012 and 2011 was 0.4% and 0.4%, respectively.  Both the 2012 and 2011 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

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

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $1.00 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consists of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $1.00 per share (subject to adjustment to $0.20 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share (subject to adjustment to $0.50 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2,019,600; (2) a cash settlement to holders of the Debentures in the amount of $71,800; (3) a payment on the Company’s outstanding term loan with the senior lender in the amount of $320,833 and (4) a payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after the payments to the holders of the Notes and the Debentures and to the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

We may require additional financing in the future in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $1.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at March 31, 2012), which matures November 1, 2012. Subsequent to the end of the quarter, the senior lender reduced the revolving loan from $3.0 million to $1.0 million. As of March 31, 2012, the Company has drawn $0.1 million against the revolving loan facility, of which $0.9 million was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a minimum tangible net worth ratio of not less than $6.5 million, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of March 31, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the senior debt coverage ratio of not less than 1.75 to 1.00 (-6.7 to 1.00  at March 31, 2012), which the senior lender waived subsequent to the end of the quarter.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The senior lender has also waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital Display Division assets.

The Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $9.0 million principal amount of the Notes were exchanged, leaving $1.2 million outstanding.  The Company continues to consider further exchanges of the Notes on the same terms as previously offered and subsequent to the end of the quarter, $27,000 principal amount of the Notes were exchanged.  The Common Stock offered in exchange for the Notes have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $0.7 million principal amount of the Debentures were exchanged, leaving $0.3 million outstanding.  The Company continues to consider further exchanges of the Debentures on the same terms as previously offered and $5,000 principal amount of the Debentures were exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (subject to adjustment to $0.10 per share at such time as the Certificate of Incorporation of the Company is amended to reduce the par value of the Common Stock to an amount equal to or less than $0.10).  The financing is collateralized by the land held for sale located in Silver City, New Mexico.  Subsequent to the end of the quarter, the land has been sold and the notes have been satisfied.

The Company has a $552,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

The Company has a $1.8 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at March 31, 2012, payable in monthly installments, which matures December 12, 2012.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in the lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on November 1, 2012, and is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in the lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  The Company’s objective in regards to the Credit Agreement is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on November 1, 2012, and is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such senior lenders or others with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives.  If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on November 1, 2012, the senior lender has the right to declare all amounts outstanding thereunder due and payable.  Without the availability under the revolving loan, the Company would have difficulties meeting its obligations in the normal course of business.  Management believes that based on its actions taken, current cash resources and cash provided by continuing operations should be sufficient to fund its anticipated current and near term cash requirements.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

The Company has generated cash provided by operating activities from operations of $297,000 and $648,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company continues to explore initiatives to improve operational results and cash flows over future periods.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits, such as termination of the plan and require the Company to make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2011 and 2012 plan years; however, there is no assurance that the Company will be able to make all payments.  In the event the Company requests waivers to defer payments in an amount greater than or equal to $1.0 million, the Pension Benefit Guaranty Corporation may place a lien on the Company’s assets for the amount owed.

Cash and cash equivalents decreased $419,000 for the three months ended March 31, 2012 compared to an increase of $37,000 for the three months ended March 31, 2011.  The decrease in 2012 is primarily attributable to $400,000 of payments on the revolving credit facility, investment in equipment for rental of $239,000, investment in property, plant and equipment of $48,000 and scheduled payments of long-term debt of $29,000, offset by cash provided by operating activities of $297,000.  The increase in 2011 is primarily attributable to cash provided by operating activities of $648,000, offset by investment in equipment for rental of $218,000, investment in property, plant and equipment of $17,000, scheduled payments of long-term debt of $187,000 and $190,000 of payments on the revolving credit facility.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, employment agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2012 for the remainder of 2012 and the next four years:

	Remainder of
In thousands	2012	2013	2014	2015	2016
Long-term debt, including interest	$4,171	$ 89	$ 89	$400	$ -
Employment agreement obligations	206	275	275	34	-
Operating lease payments	188	72	-	-	-
Total	$4,565	$436	$364	$434	$ -

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 3 to the condensed consolidated financial statements – Fair Value.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $19,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $351,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At March 31, 2012, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2012.

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting, that occurred in the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance that management believes individually and in the aggregate will not have a material adverse effect on the consolidated financial position or operations of the Company.

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the condensed consolidated financial statements – Long-Term Debt, the Company has $1.2 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest is payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  When such notice is received by the Company, no payment shall be made by the Company to the holders or trustee until the earlier of such non-payment event of default is cured or waived or 179 days since receipt by the trustee of notice of such event, unless the holder of Senior Indebtedness has accelerated the due date thereof. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  At March 31, 2012, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 6 to the condensed consolidated financial statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010 and 2011 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such events of default have not been waived.  At March 31, 2012, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Item 4.             Mine Safety Disclosures

Not applicable.

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

Date:  June 11, 2012