Form 10-Q
period 2012-09-30
TRANS LUX CORP
filed 2012-11-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No     ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).  Yes     X       No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                No      X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/13/2012	Common Stock - $0.001 Par Value	25,895,424

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
In thousands, except share data	2012	2011
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$853	$1,109
Receivables, less allowance of $502 - 2012 and $884 - 2011	2,450	2,060
Unbilled receivables	54	63
Inventories	2,909	2,875
Prepaids and other	294	729
Total current assets	6,560	6,836
Rental equipment	43,779	43,252
Less accumulated depreciation	29,885	27,060
	13,894	16,192
Property, plant and equipment	4,439	4,381
Less accumulated depreciation	2,496	2,316
	1,943	2,065
Asset held for sale	-	696
Goodwill	744	744
Other assets	488	926
TOTAL ASSETS	$23,629	$27,459
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,796	$1,589
Accrued liabilities	6,431	6,719
Current portion of long-term debt	4,206	4,444
Warrant liabilities	2,132	5,408
Total current liabilities	14,565	18,160
Long-term debt:
Notes payable	472	512
Deferred pension liability and other	5,341	4,930
Total liabilities	20,378	23,602
Redeemable convertible preferred stock:
Preferred - $0.001 par value - 500,000 shares authorized,
416,500 Series A convertible preferred shares issued in 2011	-	6,138

Stockholders' equity (deficit):
Common - $0.001 par value - 60,000,000 shares authorized, 25,895,424
shares issued in 2012 and 5,071,424 shares issued in 2011	26	5,071
Additional paid-in-capital	23,804	12,620
Accumulated deficit	(14,178)	(13,443)
Accumulated other comprehensive loss	(3,338)	(3,466)
Treasury stock - at cost - 383,596 common shares in 2012 and 2011	(3,063)	(3,063)
Total stockholders' equity (deficit)	3,251	(2,281)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,629	$27,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per share data	2012	2011	2012	2011
Revenues:
Digital display sales	$4,250	$5,185	$13,101	$11,152
Digital display lease and maintenance	1,671	1,908	5,261	5,903
Real estate rentals	5	24	36	69
Total revenues	5,926	7,117	18,398	17,124

Cost of revenues:
Cost of digital display sales	3,166	4,911	10,176	9,874
Cost of digital display lease and maintenance	1,510	1,727	4,467	4,976
Cost of real estate rentals	16	16	47	49
Total cost of revenues	4,692	6,654	14,690	14,899

Gross profit from operations	1,234	463	3,708	2,225
General and administrative expenses	(2,112)	(1,950)	(7,093)	(6,205)
Restructuring costs	(178)	(16)	(351)	(86)
Operating loss	(1,056)	(1,503)	(3,736)	(4,066)
Interest expense, net	(120)	(416)	(307)	(1,140)
Gain on debt extinguishment	-	-	60	-
Change in warrant liabilities	1,379	-	3,276	-
Income (loss) before income taxes	203	(1,919)	(707)	(5,206)
Income tax expense	(7)	(7)	(21)	(21)
Income (loss) from continuing operations	196	(1,926)	(728)	(5,227)
Loss from discontinued operations	-	(224)	(7)	(224)
Net income (loss)	$196	$(2,150)	$(735)	$(5,451)

Income (loss) per share continuing operations - basic and diluted	$0.01	$(0.79)	$(0.06)	$(2.14)
Loss per share discontinued operations - basic and diluted	-	(0.09)	-	(0.09)
Total income (loss) per share - basic and diluted	$0.01	$(0.88)	$(0.06)	$(2.23)

Weighted average common shares outstanding - basic and diluted	25,512	2,443	12,059	2,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2012	2011	2012	2011
Net income (loss)	$196	$(2,150)	$(735)	$(5,451)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	110	(299)	128	(177)
Total other comprehensive income (loss), net of tax	110	(299)	128	(177)
Comprehensive income (loss)	$306	$(2,449)	$(607)	$(5,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30
In thousands	2012	2011
Cash flows from operating activities
Net loss	$(735)	$(5,451)
Loss from discontinued operations	7	224
Loss from continuing operations	(728)	(5,227)
Adjustment to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,102	3,492
Stock compensation expense	3	18
Gain on debt extinguishment	(60)	-
Change in warrant liabilities	(3,276)	-
Changes in operating assets and liabilities:
Receivables	(381)	(499)
Inventories	(34)	1,171
Prepaids and other assets	776	46
Accounts payable and accrued liabilities	79	1,330
Deferred pension liability and other	409	239
Net cash (used in) provided by operating activities	(110)	570
Cash flows from investing activities
Equipment manufactured for rental	(527)	(296)
Purchases of property, plant and equipment	(58)	(48)
Net cash used in investing activities	(585)	(344)
Cash flows from financing activities
Payments of long-term debt	(750)	(644)
Proceeds from long-term debt	500	800
Net cash (used in) provided by financing activities	(250)	156
Cash flows from discontinued operations
Cash provided by sale of asset of discontinued operations	689	-
Net (decrease) increase in cash and cash equivalents	(256)	382
Cash and cash equivalents at beginning of year	1,109	398
Cash and cash equivalents at end of period	$853	$780
Supplemental disclosure of cash flow information:
Interest paid	$220	$358
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Note 1 –  Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the September 30, 2012 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet at December 31, 2011 is derived from the December 31, 2011 audited financial statements.

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and they are disclosed in Note 12 – Subsequent Events.

Recent Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on the presentation of comprehensive income.  The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance was effective for fiscal years beginning after December 15, 2011.  In December 2011, FASB amended this guidance to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications.  The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Company elected early adoption of the requirements to present a separate, consecutive comprehensive income statement in 2011.  Adoption of the new guidance did not have an impact on the Company’s condensed consolidated financial statements, as the guidance impacted presentation only.

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

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $0.001 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until February 12, 2013.These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consists of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

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

At the Annual Meeting of Stockholders on June 26, 2012, among other things the stockholders approved proposals to (a) increase the authorized shares of Common Stock to 60,000,000, (b) reduce the par value of Common Stock to $0.001, (c) reduce the par value of Preferred Stock to $0.001, (d) remove Class A Stock from authorized capital stock and (e) remove Class B Stock from authorized capital stock, and on July 2, 2012, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware containing these provisions, which is reflected in the September 30, 2012 Condensed Consolidated Balance Sheet.  Pursuant to the filing of the Amended and Restated Certificate of Incorporation, the Company’s 416,500 issued and outstanding shares of Preferred Stock automatically converted into an aggregate of 20,825,000 shares of Common Stock in accordance with the terms of the Preferred Stock, the exercise price of the A Warrants was reduced from $1.00 per share to $0.20 per share in accordance with the terms of the A Warrants, the exercise price of the B Warrants was reduced from $1.00 per share to $0.50 share in accordance with the terms of the B Warrants, the exercise price of the Placement Agent Warrants was reduced from $1.00 per share to $0.50 per share and the exercise price of the warrants associated with the $650,000 of 4.00% secured notes was reduced from $1.00 per share to $0.10 per share in accordance with the terms of those warrants.

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

The investors, who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of September 30, 2012, the investors have 8,330,000 warrants to purchase shares of our Common Stock issued in connection with their investment in the Preferred Stock, which does not include the 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes.

The Company began its restructuring plan in 2010 by reducing operating costs.  The actions included the elimination of approximately 90 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  Total restructuring costs to date have been $1.6 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The three months ending September 30, 2012 results include an additional restructuring charge of $178,000 consisting of severance directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 30, 2012 and the remaining accrued balance of restructuring costs as of September 30, 2012, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31,2011	Provision	Payments and Other Adjustments	Balance September 30, 2012
Severance costs (1)	$43	$341	$161	$223
Other fees	30	10	40	-
	$73	$351	$201	$223

(1) Represents salaries for employees separated from the Company.

The following table shows, by reportable segment, the restructuring costs incurred for the nine months ended September 30, 2012 and the remaining accrued balance of restructuring costs as of September 30, 2012:

	Balance December 31, 2011	Provision	Payments and Other Adjustments	Balance September 30, 2012
Digital display sales	$ -	$330	$135	$195
Digital display lease and maintenance	73	21	66	28
	$73	$351	$201	$223

Note 3 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $210,000 and $70,000 at September 30, 2012, respectively, and $261,000 and $70,000 at December 31, 2011, respectively.  The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $247,000 and $33,000 at September 30, 2012, respectively, and $259,000 and $34,000 at December 31, 2011, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $3.2 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively.

Note 4 - Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	September 30 2012	December 31 2011
Raw materials	$1,834	$1,826
Work-in-progress	515	449
Finished goods	560	600
	$2,909	$2,875

Note 5 - Warrant Liabilities

As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company issued 4,165,000 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until February 12, 2013.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.  The aggregate number of A Warrants and B Warrants to which the holders are entitled is 8,330,000.

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

At the Annual Meeting of Stockholders on June 26, 2012, among other things the stockholders approved proposals to (a) increase the authorized shares of Common Stock to 60,000,000, (b) reduce the par value of Common Stock to $0.001, (c) reduce the par value of Preferred Stock to $0.001, (d) remove Class A Stock from authorized capital stock and (e) remove Class B Stock from authorized capital stock, and on July 2, 2012, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware containing these provisions, which is reflected in the September 30, 2012 Condensed Consolidated Balance Sheet.  Pursuant to the filing of the Amended and Restated Certificate of Incorporation, the Company’s 416,500 issued and outstanding shares of Preferred Stock automatically converted into an aggregate of 20,825,000 shares of Common Stock in accordance with the terms of the Preferred Stock, the exercise price of the A Warrants was reduced from $1.00 per share to $0.20 per share in accordance with the terms of the A Warrants, the exercise price of the B Warrants was reduced from $1.00 per share to $0.50 share in accordance with the terms of the B Warrants, the exercise price of the Placement Agent Warrants was reduced from $1.00 per share to $0.50 per share and the exercise price of the warrants associated with the $650,000 of 4.00% secured notes was reduced from $1.00 per share to $0.10 per share in accordance with the terms of those warrants.

All the warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded non-cash gains of $1.4 million and $3.3 million for the three and nine months ended September 30, 2012, respectively, related to changes in the value of the warrants issued in the Offering, to the Placement Agent and to the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Condensed Consolidated Statements of Operations.

Note 6 – Long-Term Debt

As of September 30, 2012, the Company had $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  At September 30, 2012, the total amount outstanding under the Notes was classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $9.0 million principal amount of the Notes were exchanged, leaving $1.2 million outstanding.  The Company continues to consider further exchanges of the Notes on the same terms as previously offered and an additional $57,000 principal amount of the Notes have been exchanged.

As of September 30, 2012, the Company had $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company had not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement and no payment can be made to such trustee or the holders at this time as such defaults have not been waived.  At September 30, 2012, the total amount outstanding under the Debentures was classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.  As part of the Company’s restructuring plan, see Note 2 – Plan of Restructuring, the Company offered the holders of the Debentures to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011.  $0.7 million principal amount of the Debentures were exchanged, leaving $0.3 million outstanding.  The Company continues to consider further exchanges of the Debentures on the same terms as previously offered and an additional $5,000 principal amount of the Debentures have been exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.

As part of the Company’s restructuring plan, the Company recorded gains of $0 and $60,000 for the three and nine months ended September 30, 2012, respectively, on debt extinguishment of principal and accrued interest on the Notes and Debentures that have been exchanged.

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $1.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at September 30, 2012), which matures January 1, 2013.  In June 2012, the senior lender reduced the revolving loan from $3.0 million to $1.0 million.  In October 2012, the senior lender agreed to modify the maturity date of the Credit Agreement from November 1, 2012 to January 1, 2013.  As of September 30, 2012, the Company has drawn the full balance of the revolving loan facility in the amount of $1 million.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25%, and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of September 30, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $6.5 million ($4.6 million at September 30, 2012), which the senior lender waived subsequent to the end of the quarter.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The senior lender has also waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital Display Division assets.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $0.10 per share.  The financing was collateralized by the land held for sale located in Silver City, New Mexico, which has been sold, and the notes have been satisfied.

The Company has a $525,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

The Company has a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at September 30, 2012, payable in monthly installments, which matures December 12, 2012.

Note 7 - Pension Plan

The pension plan is frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

	Three months ended September 30		Nine months ended September 30
In thousands	2012	2011	2012	2011
Interest cost	$130	$137	$390	$411
Expected return on plan assets	(110)	(99)	(329)	(297)
Amortization of net actuarial loss	121	86	363	260
Net periodic pension cost	$141	$124	$424	$374

As of September 30, 2012, the Company has recorded a current pension liability of $0.6 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.2 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2012 is expected to be $0.9 million.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of September 30, 2012:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$2,097	$ -	$2,097
Mutual stock funds	1,092	-	-	1,092
Equity and index funds	-	2,885	-	2,885
Money market funds	41	-	-	41
Total pension plan assets	$1,133	$4,982	$ -	$6,115

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits, such as termination of the plan and require the Company to remit the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2011 and 2012 plan years; however there is no assurance that the Company will be able to make all payments.  In the event the Company misses payments in an amount greater than or equal to $1.0 million to the Pension Benefit Guaranty Corporation, a lien automatically arises against the Company’s assets for the amount owed. The Pension Benefit Guaranty Corporation has the discretion to subordinate such lien to the liens of other creditors.

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

The Company did not issue any stock options during the nine months ended September 30, 2012 and 2011.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	12,000	4.99
Granted	-	-
Exercised	-	-
Terminated	5,500	4.30
Outstanding at end of period	6,500	5.57	1.9
Vested and expected to vest at end of period	6,500	5.57	1.9	-
Exercisable at end of period	6,500	5.57	1.9	-

On February 16, 2010, the Board granted Mr. Jean-Marc (J.M.) Allain, the Company’s President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% after two years.  The Company has recorded stock compensation expense over the vesting period and recorded $3,000 of stock compensation expense for the nine months ended September 30, 2012.

Note 9 –  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earning (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At September 30, 2012, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted earnings (loss) per share because their impact would have been anti-dilutive.  At September 30, 2012 and 2011, there were outstanding stock options to purchase 7,000 and 12,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted earnings (loss) per share because their impact would have been anti-dilutive.

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

Information about the Company’s continuing operations in its three business segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2012	2011	2012	2011
Revenues:
Digital display sales	$ 4,250	$ 5,185	$ 13,101	$ 11,152
Digital display lease and maintenance	1,671	1,908	5,261	5,903
Real estate rentals	5	24	36	69
Total revenues	$ 5,926	$ 7,117	$ 18,398	$ 17,124
Operating (loss) income:
Digital display sales	$ (67)	$ (1,004)	$ (1,577)	$ (2,402)
Digital display lease and maintenance	88	(39)	456	238
Real estate rentals	(14)	(42)	(40)	(36)
Corporate general and administrative expenses	(1,063)	(418)	(2,575)	(1,866)
Total operating loss	(1,056)	(1,503)	(3,736)	(4,066)
Interest expense, net	(120)	(416)	(307)	(1,140)
Gain on debt extinguishment	-	-	60	-
Change in warrant liabilities	1,379	-	3,276	-
Income (loss) from continuing operations before income taxes	203	(1,919)	(707)	(5,206)
Income tax expense	(7)	(7)	(21)	(21)
Income (loss) from continuing operations	$ 196	$ (1,926)	$ (728)	$ (5,227)

Note 12 –  Subsequent Events

As previously reported, Ms. Angela D. Toppi resigned from her positions as Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company, effective October 5, 2012 (the “Separation Date”).  Pursuant to a Separation Agreement and General Release executed by Ms. Toppi and the Company, Ms. Toppi will receive, as consideration for a general and full release of all claims, (1) severance in the amount of $170,000, payable in biweekly installments, (2) reimbursement for the cost of the premium for Ms. Toppi’s COBRA health coverage beginning on the Separation Date and ending on the earlier of (A) the date of Ms. Toppi’s final bi-weekly installment in connection with the severance payment described above or (B) the first date Ms. Toppi shall become eligible for medical coverage under another plan in connection with new employment or otherwise, and (3) certain job placement services subject to a maximum expense cap of $10,000.  Effective October 8, 2012, Mr. Sami Sassoun was elected by the Company’s Board of Directors to serve as the Company’s Senior Vice President and Chief Financial Officer.  Currently, Mr. Sassoun will receive compensation of $150,000 per annum and it is anticipated that Mr. Sassoun will receive equity compensation as determined by the Compensation Committee of the Board of Directors of the Company.

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

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 increased $1.3 million or 7.4% to $18.4 million from $17.1 million for the nine months ended September 30, 2011, primarily due to an increase in Digital display sales offset by a decrease in Digital display lease and maintenance revenues.

Digital display sales revenues increased $1.9 million or 17.5%, primarily in the LED lighting, catalog scoreboard and custom commercial sales markets.

Digital display lease and maintenance revenues decreased $642,000 or 10.9%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues as well.

Real estate rentals revenues decreased $33,000 or 47.8%, as a result of the termination of a tenant lease in the first quarter of 2012 in our Santa Fe, New Mexico rental property due to the softness in the real estate market in Santa Fe, New Mexico.

Total operating loss for the nine months ended September 30, 2012 decreased $330,000 to $3.7 million from $4.1 million for the nine months ended September 30, 2011, principally due to the increase in revenues, offset by an increase in general and administrative expenses.

Digital display sales operating loss decreased $825,000 or 34.3%, primarily as a result of the increase in revenues, offset by an increase in general and administrative expenses.  The cost of Digital display sales increased $302,000, primarily due to the increase in revenues.  The cost of Digital display sales represented 77.7% of related revenues in 2012 compared to 88.5% in 2011.  Digital display sales general and administrative expenses increased $822,000 or 22.3%, primarily due to certain consultant marketing expenses.

Digital display lease and maintenance operating income decreased $218,000 or 91.6%, primarily due the reduction in revenues offset by the decrease in general and administrative expenses.  The cost of Digital display lease and maintenance decreased $509,000 or 10.2%, primarily due to a $405,000 decrease in depreciation expense and a $104,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 84.9% of related revenues in 2012 compared to 84.3% in 2011.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $351,000 or 50.9%, primarily due to a decrease in bad debt expense.

Real estate rentals operating loss increased $4,000 or 11.1%, primarily due to the reduction in revenues, offset by a decrease in general and administrative expenses.  The cost of Real estate rentals represented 130.6% of related revenues in 2012 compared to 71.0% in 2011, primarily due to the reduction in revenues.  Real estate rentals general and administrative expenses decreased $27,000 or 48.2%, primarily due to a decrease in bad debt expense.

Corporate general and administrative expenses increased $709,000 or 38.0%, primarily due to an increase in severance related restructuring costs, legal and audit expenses and a reduction of $325,000 in the Canadian currency exchange gain.

Net interest expense decreased $833,000 or 73.1%, primarily due to the reduction in long-term debt as a result of the restructuring plan, see Note 2 to the condensed consolidated financial statements – Plan of Restructuring, as well as a reduction in the amortization of prepaid financing costs.

The gain on debt extinguishment is attributable to exchanges of the 8¼% Notes and the 9½% Debentures.  See Note 6 to the condensed consolidated financial statements – Long-Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  The fair market value decreased primarily due to a reduction of the market price of the Company’s Common Stock underlying the warrants and the reduced exercisable period of the warrants as time has passed.  See Note 5 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the nine months ended September 30, 2012 and 2011 was 2.9% and 0.4%, respectively.  Both the 2012 and 2011 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 decreased $1.2 million or 16.7% to $5.9 million from $7.1 million for the three months ended September 30, 2011, primarily due to decreases in Digital display sales and Digital display lease and maintenance revenues.

Digital display sales revenues decreased $935,000 or 18.0%, primarily in the catalog scoreboard and custom commercial sales markets.

Digital display lease and maintenance revenues decreased $237,000 or 12.4%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues as well.

Real estate rentals revenues decreased $19,000 or 79.2%, primarily as a result of the termination of a tenant lease in the first quarter of 2012 in our Santa Fe, New Mexico rental property due to the softness in the real estate market in Santa Fe, New Mexico.

Total operating loss for the three months ended September 30, 2012 decreased $447,000 to $1.1 million from $1.5 million for the three months ended September 30, 2011, principally due to a reduction in cost of sales and general and administrative expenses, offset by the decrease in revenues.

Digital display sales operating loss decreased $937,000 to $67,000 during the third quarter of 2012 from $1.0 million in the third quarter of 2011, primarily as a result of the reduction in cost of sales, offset by the decrease in revenues.  The cost of Digital display sales decreased $1.7 million or 35.5%, primarily due to a decrease in the reserve for obsolete inventory and the decrease in revenues.  The cost of Digital display sales represented 74.5% of related revenues during the third quarter of 2012 compared to 94.7% during the third quarter of 2011, primarily as a result of the reduction in the reserve for obsolete inventory.  Digital display sales general and administrative expenses decreased $127,000 or 9.9%, primarily due to a decrease in sales and marketing expenses.

Digital display lease and maintenance operating income (loss) increased $127,000 to income of $88,000 during the third quarter of 2012 compared to a loss of ($39,000) during the third quarter of 2011, primarily as a result of a decrease in general and administrative expenses, offset by the reduction in revenues.  The cost of Digital display lease and maintenance decreased $217,000 or 12.6%, primarily due to a $134,000 decrease in depreciation expense and an $82,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 90.4% of related revenues during the third quarter of 2012 compared to 90.5% during the third quarter of 2011.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $147,000 or 66.8%, primarily due to a decrease in bad debt expense.

Real estate rentals operating loss decreased $28,000 or 66.7%, primarily due to a decrease in general and administrative expenses, offset by the reduction in revenues.  The cost of Real estate rentals represented 320.0% of related revenues during the third quarter of 2012 compared to 66.7% during the third quarter of 2011. Real estate rentals general and administrative expenses decreased $47,000 or 94.0%, primarily due to a decrease in bad debt expense.

Corporate general and administrative expenses increased $645,000 or 154.3%, primarily due to an increase in severance related restructuring costs, legal and audit expenses and a reduction of $410,000 in the Canadian currency exchange gain.

Net interest expense decreased $296,000 or 71.2%, primarily due to the reduction in long-term debt as a result of the restructuring plan, see Note 2 to the condensed consolidated financial statements – Plan of Restructuring, as well as a reduction in the amortization of prepaid financing costs.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  The fair market value decreased primarily due to a reduction of the market price of the Company’s Common Stock underlying the warrants.  See Note 5 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the three months ended September 30, 2012 and 2011 was 3.4% and 0.3%, respectively.  Both the 2012 and 2011 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

The Company underwent a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  On November 14, 2011, $8,976,000 principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 2,244,000 shares of Common Stock in exchange for the Notes, which have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In 2012, an additional $57,000 principal amount of the Notes and $5,000 principal amount of the Debentures were exchanged.

As part of the restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”) having a stated value of $20.00 per share and convertible into 50 shares of the Company’s Common Stock, par value $0.001 per share (or an aggregate of 20,825,000 shares of Common Stock) and 4,165,000 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until February 12, 2013.  These securities were issued at a purchase price of $20,000 per unit (the “Unit”).  Each Unit consists of 1,000 shares of Preferred Stock, which are convertible into 50,000 shares of Common Stock and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

At the Annual Meeting of Stockholders on June 26, 2012, among other things the stockholders approved proposals to (a) increase the authorized shares of Common Stock to 60,000,000, (b) reduce the par value of Common Stock to $0.001, (c) reduce the par value of Preferred Stock to $0.001, (d) remove Class A Stock from authorized capital stock and (e) remove Class B Stock from authorized capital stock, and on July 2, 2012, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware containing these provisions, which is reflected in the September 30, 2012 Condensed Consolidated Balance Sheet.  Pursuant to the filing of the Amended and Restated Certificate of Incorporation, the Company’s 416,500 issued and outstanding shares of Preferred Stock automatically converted into an aggregate of 20,825,000 shares of Common Stock in accordance with the terms of the Preferred Stock, the exercise price of the A Warrants was reduced from $1.00 per share to $0.20 per share in accordance with the terms of the A Warrants, the exercise price of the B Warrants was reduced from $1.00 per share to $0.50 share in accordance with the terms of the B Warrants, the exercise price of the Placement Agent Warrants was reduced from $1.00 per share to $0.50 per share and the exercise price of the warrants associated with the $650,000 of 4.00% secured notes was reduced from $1.00 per share to $0.10 per share in accordance with the terms of those warrants.

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

The Company has a bank Credit Agreement, as amended, which provides for a revolving loan of up to $1.0 million, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at September 30, 2012), which matures January 1, 2013.  In June 2012, the senior lender reduced the revolving loan from $3.0 million to $1.0 million.  In October 2012, the senior lender agreed to modify the maturity date of the Credit Agreement from November 1, 2012 to January 1, 2013.  As of September 30, 2012, the Company has drawn $1.0 million against the revolving loan facility, of which none was available for additional borrowing.  The Credit Agreement requires an annual facility fee on the unused commitment of 0.25% and requires compliance with certain financial covenants, as defined in the Credit Agreement, which include a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of Sept 30, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $6.5 million ($4.6 million at September 30, 2012), which the senior lender waived subsequent to the end of the quarter.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The senior lender has also waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  The amounts outstanding under the Credit Agreement are collateralized by all of the Digital Display Division assets.

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011.  $9.0 million principal amount of the Notes were exchanged, leaving $1.2 million outstanding.  The Company continues to consider further exchanges of the Notes on the same terms as previously offered and an additional $57,000 principal amount of the Notes have been exchanged.  The Common Stock offered in exchange for the Notes have not been registered under the Securities Exchange Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Company has a $525,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

The Company has a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at September 30, 2012, payable in monthly installments, which matures December 12, 2012.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in the lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  The Company’s near term objective with respect to immediate liquidity is to obtain additional funds from external sources through equity or additional debt financing prior to the maturity of the Credit Agreement on January 1, 2013, and is in discussions with senior lenders and others, but has no agreements, commitments or understanding from such senior lenders or others with respect to obtaining any additional funds, and the current global credit environment has been and continues to be a challenge in accomplishing these objectives.  If the Company is unable to obtain replacement financing before the maturity of the Credit Agreement on January 1, 2013, the senior lender has the right to declare all amounts outstanding thereunder due and payable.  Without the availability under the revolving loan, the Company would have difficulties meeting its obligations in the normal course of business.  Management believes that based on its actions taken, current cash resources and cash provided by continuing operations should be sufficient to fund its anticipated current and near term cash requirements.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements.

The Company used $110,000 more cash than was provided by operating activities and generated cash provided by operating activities of $570,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company continues to explore initiatives to improve operational results and cash flows over future periods.  The Company also continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the equipment on rental and maintenance.

In March 2011 and 2010, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers, if granted, will defer payment of $559,000 and $285,000 of the minimum funding standard for the 2010 and 2009 plan years, respectively.  If the waivers are not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies they can implement to protect the participant’s benefits, such as termination of the plan and requiring that the Company make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2011 and 2012 plan years; however, there is no assurance that the Company will be able to make all payments.  In the event the Company misses payments in an amount greater than or equal to $1.0 million to the Pension Benefit Guaranty Corporation, a lien automatically arises against the Company’s assets for the amount owed. The Pension Benefit Guaranty Corporation has the discretion to subordinate such lien to the liens of other creditors.

Cash and cash equivalents decreased $256,000 for the nine months ended September 30, 2012 compared to an increase of $382,000 for the nine months ended September 30, 2011.  The decrease in 2012 is primarily attributable to the investment in equipment for rental of $527,000, investment in property, plant and equipment of $58,000, scheduled payments of long-term debt of $86,000, the $650,000 pay down of the mortgage related to the Silver City land which was sold and the cash used in operating activities of $110,000, offset by $500,000 of borrowings on the revolving credit facility. The increase in 2011 is primarily attributable to cash provided by operating activities of $570,000 and $150,000 of borrowings on the revolving credit facility, offset by investment in equipment for rental of $296,000, investment in property, plant and equipment of $48,000, scheduled payments of long-term debt of $544,000 and an additional payment on the term loan portion of the Credit Agreement of $100,000.  In addition, the Company obtained a mortgage on its land held for sale located in Silver City, New Mexico for $650,000 and repaid the loan in full during 2012.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2012 for the remainder of 2012 and the next four years:

	Remainder of
In thousands	2012	2013	2014	2015	2016
Long-term debt, including interest	$3,218	$1,089	$ 89	$400	$ -
Employment agreement obligations	116	465	386	34	-
Operating lease payments	55	107	-	-	-
Total	$3,389	$1,661	$475	$434	$ -

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 3 to the condensed consolidated financial statements – Fair Value.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $27,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $345,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At September 30, 2012, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting, that occurred in the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the condensed consolidated financial statements – Long-Term Debt, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually and the Notes may be redeemed, in whole or in part, at par.  The Company has not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  At September 30, 2012, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 6 to the condensed consolidated financial statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually and the Debentures may be redeemed, in whole or in part, at par.  The Company has not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  At September 30, 2012, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On July 26, 2012, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933 to register 31,835,000 shares of the Company’s Common Stock, par value $0.001 per share.  The Company has received a comment letter from the SEC and is in the process of preparing a response.

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

101*    The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011 and (v) the Notes to Condensed Consolidated Financial Statements detailed tagged.

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

    Senior Vice President and

    Chief Financial Officer

                                                                        by  /s/  Todd Dupee

    Todd Dupee

    Vice President and Controller

Date:  November 14, 2012

