Form 10-K
period 2012-12-31
TRANS LUX CORP
filed 2013-07-02
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Title of each class                                                                                                                                                                                               Name of each exchange on which registered

Common Stock, $0.001 par value                                                                                                                                                                      None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes                  No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes                  No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes                  No       X

CONTINUED

TRANS-LUX CORPORATION

2012 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No      X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2012, was approximately $11,912,000.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on July 1, 2013, was 25,895,424 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2012 Form 10-K Annual Report

PART I

ITEM 1.                 BUSINESS

SUMMARY

Unless the context otherwise requires, the term “Company” as used herein refers to Trans-Lux Corporation and its subsidiaries. The Company is a leading designer and manufacturer of digital signage display solutions.  The essential elements of these systems are the real-time, programmable digital displays the Company designs, manufactures, distributes and services. These display systems utilize LED (light emitting diode) technologies.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these display products include full color text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications. In 2010, the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

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

The scoreboard sector includes digital displays used by high schools, college sports stadiums, sports venues, municipal sports playing fields, entertainment facilities and recreational facilities to disseminate pertinent game information and advertising to the audience.  This sector generally sells through dealers and distributors.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2012 and 2011 was approximately $2.2 million and $2.9 million, respectively.  The December 31, 2012 backlog is expected to be recognized in 2013. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

In 2010, the Company introduced TLVisionTM, our new generation of LED Large Screen Systems that feature the latest digital display technologies and capabilities, available in various pitch design, including the industry’s first 3mm LED display solution.  This new line of products consists of full color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video. The pixel pitches of the products range from 3mm for very close distance viewing and up to 127mm for very long distance viewing. The Company also recently expanded its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products. Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff of 8 people who are responsible for product development and support. The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.  Engineering expense and product enhancement and development costs amounted to $696,000 and $843,000 in 2012 and 2011, respectively.

MARKETING AND DISTRIBUTION

In North America, the Company markets its digital display products in the United States and Canada using a combination of distribution channels, including 9 direct sales representatives, one telemarketer and a network of independent dealers and distributors. By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 12 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States. The Company has existing relationships with approximately 20 independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia. Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2012 and 2011, respectively.

Headquartered in Norwalk, Connecticut, the Company has sales and service offices in Des Moines, Iowa, Cartersville, Georgia and Burlington, Ontario as well as approximately 17 satellite offices in the United States and Canada.

The Company’s revenues in 2012 and 2011 did not include any single customer that accounted for more than 10% of total revenues.

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

The Company has the ability to rapidly modify its product lines.  The Company’s displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum amount of lead-time. The Company designs certain of its materials to match components furnished by suppliers.  If such suppliers were unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources.  Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components. The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs.  The Company also believes that there are presently other qualified vendors of these components.  Other than the LEDs and LED modules which are manufactured by foreign sources, the Company does not acquire significant amounts of components directly from foreign suppliers. The Company’s products are third-party certified as complying with applicable safety, electromagnetic emissions and susceptibility requirements worldwide.

SERVICE AND SUPPORT

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company’s equipment on lease and maintenance bases and other types of customer-owned equipment.  The Company believes that the quality and timeliness of its on-site service personnel are important components for the Company’s ongoing and future success. The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada. The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues.  The Company provides installation and service to those who purchase and lease equipment. Additionally, the Company’s dealers and distributors offer support for the products they sell in the market segments they cover.

Personnel based in regional and satellite service locations throughout the United States and Canada provide high quality and timely on-site service for the installed equipment on lease and maintenance bases and other types of customer-owned equipment.  Purchasers or lessees of the Company’s larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily for scheduled events. The Company operates its National Technical Services and Repair Center from its Des Moines, Iowa facility.  Equipment repairs are performed in Des Moines and service technicians are dispatched nationwide from the Norwalk facility. The Company’s field service division is augmented by various service companies in the United States, Canada and overseas.  From time to time, the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

COMPETITION

The Company’s availability of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the digital display business.  The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming digital displays in the United States, as well as one of the larger digital display and service organizations in the country.

The Company competes with a number of competitors, both larger and smaller than itself, with products based on different forms of technology.  There are several competitors whose current products utilize similar technology to the Company’s and who possess the resources necessary to develop competitive and more sophisticated products in the future.

LED LIGHTING

In 2010, the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

DISCONTINUED OPERATIONS

The Company owned an income-producing real estate property located in Santa Fe, New Mexico, which was sold in 2013 because it did not directly relate to our core business.  The Company also owned land in Silver City, New Mexico, which was sold in 2012 because it did not directly relate to our core business.

INTELLECTUAL PROPERTY

The Company holds a number of trademarks for its products and considers such trademarks important to its business.

EMPLOYEES

The Company has approximately 94 employees as of June 24, 2013. Approximately 27% of the employees are unionized. The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the ability to make the required minimum funding contributions to the pension plan as well as the sinking fund payments on the Debentures and the principal and interest payments on the Notes and the Debentures raises substantial doubt about our ability to continue as a going concern.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan and (iii) make the required principal and interest payments on the Notes and Debentures, there would be a significant adverse impact on the financial position and the operating results of the Company.

THE OPERATING LOSSES

The Company has incurred operating losses for the past several years.  During the years 2012 and 2011, the Company incurred losses from continuing operations of $1,129,000 and $974,000, respectively.  The year ended December 31, 2012 includes a $4.0 million gain on a warrant valuation adjustment, a $0.4 million additional restructuring charge and a $0.1 million gain on debt extinguishment.  2011 includes an $8.8 million gain on debt extinguishment, a $3.7 million charge for a warrant valuation adjustment and a $0.2 million additional restructuring charge.  The Company is dependent upon future operating performance to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our sales and lease and maintenance bases.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

DEFAULT ON INDEBTEDNESS

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. The Notes are subordinate to all Senior Indebtedness of the Company. At December 31, 2012, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000. The Debentures are subordinate to all Senior Indebtedness of the Company. At December 31, 2012, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

In the event that the holders of the Notes or the Debentures or either of the trustees thereunder declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The amounts outstanding under the Credit Agreement are collateralized by all of the Digital display division assets. The Credit Agreement was paid in full in June 2013 and the liens held by the senior lender on the collateral in connection therewith have been terminated.

PENSION PLAN WAIVERS FILED

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009 and 2010 plan year waivers have been approved and granted subject to certain conditions, and defer payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  The March 2013 waiver request would defer $871,000 of the minimum funding standard for the 2012 plan year.  If this waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions. In 2012, the Company made $559,000 of contributions to the plan. At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $218,000 of contributions; however there is no assurance that we will be able to make any or all of  such remaining payments. The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have under the Credit Agreement. This could have a material adverse effect on our profits, results of operations, financial condition and future prospects.

LEVERAGE

As of December 31, 2012, the Company’s total long-term debt relating to continuing operations was $2.9 million.Of this amount, $2.5 million represented the current portion ,of which $1.0 million related to the Credit Agreement, which was satisfied when the Company financed the future receivables of certain lease contracts in June 2013. The Company’s long-term debt relating to discontinued operations of the former Real estate segment  was $1.7 million (all of which was current), which mortgage was satisfied when the related property was sold in February 2013.  We expect we may incur indebtedness in connection with new rental leases and working capital requirements. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

RELIANCE ON KEY SUPPLIERS

We design certain of our products to match components furnished by suppliers.  If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources.  In particular, we purchase most of the LEDs and LED module blocks used in our digital displays and lighting from three main suppliers.  We do not have long-term supply contracts with these suppliers.  A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components.  We believe that there are presently other qualified vendors of these components.  Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

COMPETITION

Our digital displays compete with a number of competitors, both larger and smaller than us, and with products based on different forms of technology.  In addition, there are several competitors whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future.  Our success is, to some extent, dependent upon our ability to anticipate technological changes in the industry and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements.  There can be no assurance that competitors will not market new products which may have perceived advantages over our products or which, because of pricing strategies, render the products currently sold by the Company less marketable or would otherwise adversely affect our operating margins.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Amended and Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares of our Common Stock.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.

Additionally, we are authorized to issue 500,000 shares of Preferred Stock, none of which are outstanding as of December 31, 2012.  The Preferred Stock contains such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

As of December 31, 2012, 9 stockholders who are executive officers and/or directors of the Company beneficially own approximately 7.7% of the Common Stock  and 1 stockholder who is neither an officer nor director of the Company beneficially owns approximately 46.7% of the Common Stock.

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

Our financial condition, operating results and future growth could be significantly impacted by risks associated with our international activities, including specifically changes in the value of the U.S. dollar relative to foreign currencies and international tax rules.  Because a significant portion of the Company’s business is done in Canada, fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could seriously impact our manufacturing and other costs, as well as overall profitability.  The risks to our business related to fluctuations in currency exchange rates is further magnified by the current volatility in the currency markets that are characteristic of financial markets, and currency markets in particular.

Compliance with U.S. and foreign laws and regulations that apply to our international operations, including import and export requirements, anti-corruption laws, including the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls, anti-money laundering and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and may subject us to additional costs which may arise in the future as a result of changes in these laws and regulations or in their interpretation.  We have not implemented formal policies and procedures designed to ensure compliance with all of these laws and regulations.  Any such violations could individually or in the aggregate materially adversely affect our reputation, financial condition or operating results.

OUR SIGNIFICANT MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products are produced in China by third-party manufacturers.  Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital.  Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner.  Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law.  Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable, and that all debts owing to us, whether in the form of cash or product, will be collectable.  While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have a material adverse effect on our future operating results if China experiences financial or political volatility.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 26 Pearl Street, Norwalk, Connecticut, which is used for administration, engineering and sales. The Company owns a facility in Des Moines, Iowa where its manufacturing operations are maintained.

The Company leases two other premises throughout North America for use as sales, service and/or administrative operations. The aggregate rent expense was $327,000 and $303,000 for the years ended December 31, 2012 and 2011, respectively.

ITEM 3.                 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company believes that it has accrued adequate reserves individually and in the aggregate, however unfavorable outcomes of certain of the legal proceedings could have a material adverse effect on the consolidated financial position and operations of the Company.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 Since November 17, 2010, the Company’s Common Stock has traded on the OTCQB under the symbol “TNLX.”  Prior to November 17, 2010, the Company’s Common Stock had traded on the NYSE Amex under the symbol “TLX”.  Sales price information is set forth in Item 5(d) below.

(b)           The Company had approximately 877 holders of record of its Common Stock as of July 1, 2013.

(c)           The Board of Directors did not declare any cash dividends for Common Stock during 2012.  Management and the Board of Directors will continue to review whether payment of quarterly cash dividends will be made.

(d)           The following table sets forth the range of Common Stock prices on the OTCQB.

	2012		2011
	High	Low	High	Low
First Quarter	$0.85	$0.45	$0.31	$0.11
Second Quarter	$0.70	$0.35	$0.20	$0.05
Third Quarter	$0.35	$0.24	$0.15	$0.05
Fourth Quarter	$0.45	$0.17	$0.78	$0.15

(e)                 The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2012.

ITEM 6.                 SELECTED FINANCIAL DATA

(a)                 Not applicable.

(b)                 Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a leading supplier of LED technology for high resolution video displays and lighting applications.  The essential elements of these systems are the real-time, programmable digital displays and lighting fixtures that we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  The Company’s LED lighting fixtures offer energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company operates in two reportable segments: Digital display sales and Digital display lease and maintenance.

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

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, our revenues have declined and we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.4 million at December 31, 2012 and the Company has a significant amount due to their pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan (iii) make the required sinking fund payments on the Debentures and (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however, the opinion further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s pension plan over the next 12 months, raises substantial doubt about our ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements - Going Concern.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, goodwill and intangible assets, income taxes, warranty obligations, warrant liabilities, pension plan obligations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these accounting estimates and the related disclosures with the audit committee of the Board of Directors.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2012 impairment analysis included renewal rate estimates of 75.5% for indoor equipment and 74.2% for outdoor equipment and a CPI rate change of 1.2%, which were the actual rates for 2012.  For every 1-percentage-point change in the renewal rate for indoor equipment, the valuation would change by approximately $139,000.  For every 1-percentage-point change in the renewal rate for the outdoor equipment, the valuation would change by approximately $52,000.  The CPI rate change used for our 2013 billings was the actual rate of 1.2% based on reports from the Department of Labor’s Bureau of Labor Statistics website.  For every 0.1-percentage point change in the CPI rate, the valuation would change by approximately $11,000.  Since the actual rates for each of these components has exceeded our previous estimates, the fair value estimate of the rental equipment assets would have a higher value now as compared to the last valuation period, indicating that no impairment charge would be required at this time.

Indoor rental equipment is comprised of installed digital displays on lease that are used for indoor trading applications and has an estimated useful life of 10 years.  Outdoor rental equipment is comprised of installed time and temperature and message digital displays that are used for outdoor advertising and messaging and has an estimated useful life of 15 years.  The reason for the longer estimated useful life of the outdoor equipment is because the Company typically enters into longer initial contract terms for the outdoor equipment of 5 years compared to 1 to 3 years for the indoor equipment.  In addition, historically, contracts for outdoor equipment generally are more likely to be renewed.  For example, the Company is party to contracts for outdoor equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as over 100 installations from the 1990’s that are still in operation.  Current outdoor contracts have an average age of 13.2 years from installation through the expiration of their current terms.  By comparison, the Company is party to numerous contracts for indoor equipment originally installed up to 20 years ago in the early 1990’s.  Current indoor contracts have an average age of 9.3 years from installation through the expiration of their current terms.
10

Goodwill and Intangible Assets:  The Company evaluates goodwill and intangible assets for possible impairment annually for goodwill and when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable for other intangible assets.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.3%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 1.9% or more the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2012 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 32.6%; therefore there was no impairment of goodwill related to our catalog sports reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

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

Warranty Obligations:The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Warrant Liabilities: The Company measures its warrant liabilities as of the end of each fiscal quarter.  The fair value is estimated using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, remaining life of the warrants and risk free interest rate.

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates.  The Company recorded an after tax charge in unrecognized pension liability in other comprehensive loss of $509,000 and $1.4 million during 2012 and 2011, respectively.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  At December 31, 2012, plan assets were invested 31.8% in guaranteed investment contracts and 68.2% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  At December 31, 2012, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.08%.  Net periodic cost for 2013 will be based on the December 31, 2012 valuation.  The defined benefit plan periodic cost was $566,000 and $499,000 in 2012 and 2011, respectively.  At December 31, 2012, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $54,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $192,000.  As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2012 and 2011.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers for the 2009 and 2010 were approved and granted subject to certain conditions and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively. The 2012 waiver, if granted, will defer payment of $871,000.  At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $218,000 of contributions; however there is no assurance that we will be able to make any or all of such remaining  payments. The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

Contingencies and Litigation: The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company has accrued reserves individually and in the aggregate. Our former outside legal counsel has brought a claim against us for $593,000, which we have included in Accrued liabilities on the Consolidated Balance Sheets.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.

Results of Operations

2012 Compared to 2011

Total revenues for the year ended December 31, 2012 decreased 3.1% to $23.0 million from $23.8 million for the year ended December 31, 2011, principally due to a decrease in Digital display lease and maintenance revenues.

Digital display sales revenues increased $75,000 or 0.5%, primarily due to an increase in sales from the LED lighting market, offset by a decrease in the gaming market.

Digital display lease and maintenance revenues decreased $811,000 or 10.4%, primarily due to disconnects and non-renewals of equipment on lease under existing contracts in the financial services market and the continued expected revenue decline in the older equipment on lease and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2012 remained level at $4.9 million in comparison to the year ended December 31, 2011, principally due to a decline in the reserve for obsolete inventory, offset by an increase in the general and administrative expenses.

Digital display sales operating loss increased $232,000 or 9.0% to $2.8 million for 2012 compared to $2.6 million for 2011, primarily as a result of an increase in general and administrative expenses, offset by the decline in the reserve for obsolete inventory.  The cost of Digital display sales represented 79.8% of related revenues in 2012 compared to 87.4% in 2011.  The cost of Digital display sales decreased $1.2 million or 8.3%, primarily due to reductions in the reserve for obsolete inventory related to the older technology that has been replaced by our new TLVisionTM product line.  Digital display sales general and administrative expenses increased $1.5 million or 32.0%, primarily due to certain consultant marketing expenses and an increase in restructuring costs.

Digital display lease and maintenance operating income increased $378,000 to $697,000 in 2012 compared to $319,000 in 2011, primarily as a result of a reduction in depreciation expense and general and administrative expenses, offset by the decrease in revenues.  The cost of Digital display lease and maintenance represented 83.2% of related revenues in 2012 compared to 84.8% in 2011.  Digital display cost of lease and maintenance decreased $801,000 or 12.2%, primarily due to a $549,000 decrease in depreciation expense and a $252,000 decrease in field service costs to maintain the equipment.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment leases and maintenance.  Cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $388,000 or 45.2%, primarily due to a decrease in certain administrative costs and a reduction in goodwill impairment charge.

Corporate general and administrative expenses increased $150,000 or 5.7%.  The 2012 corporate general and administrative expenses include a negative change of $217,000 in the Canadian currency exchange gain (loss) compared to 2011.  The Company continues to monitor and reduce certain overhead costs such as benefit and medical costs.

Net interest expense decreased $920,000 or 75.6%, primarily due to the reduction in long-term debt as a result of the restructuring plan, see Note 3 to the condensed consolidated financial statements – Plan of Restructuring, as well as a reduction in the amortization of prepaid financing costs.

The gain on debt extinguishment is attributable to the exchange of the 8¼% Notes and 9½% Debentures.  See Note 13 to the Consolidated Financial Statements – Long Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the Offering.  See Note 12 to the Consolidated Financial Statements – Warrant Liabilities.

The effective tax rate for the years ended December 31, 2012 and 2011 was 1.7% and 0.6%, respectively.  Both the 2012 and 2011 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $1,129,000 in 2012 and has a working capital deficiency of $7.7 million as of December 31, 2012.  The 2012 results include a $4.0 million benefit for marking the warrants to market value, see Note 3 to the Consolidated Financial Statements – Plan of Restructuring.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our sales and lease and maintenance bases. The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. Management believes that, its current cash resources and cash provided by continuing operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company generated cash from operating activities of continuing operations of $323,000 for the year ended December 31, 2012 and used cash for operating activities of continuing operations of $352,000 for the year ended December 31, 2011.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents increased $55,000 in 2012.  The increase is primarily attributable to cash provided by continuing operations of $323,000 and borrowing on the Revolving Credit facility of $500,000, offset by $484,000 of investment in equipment manufactured for rental, $72,000 of investment in property, plant and equipment, $66,000 of payments of long-term debt and $146,000 of cash used in discontinued operations. The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.  Cash and cash equivalents increased $711,000 in 2011.  The increase was primarily attributable to the $7.9 million net proceeds from issuance of Preferred Stock and Warrants, offset by $6.7 million in payments of long-term debt, $408,000 of investment in equipment manufactured for rental, $64,000 of investment in property, plant and equipment and cash used in operating activities of $352,000.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company’s long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2012 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of December 31, 2012 over the next five fiscal years:

In thousands	2013	2014	2015	2016	2017
Long-term debt, including interest	$4,629	$89	$400	$-	$-
Pension plan payments	1,445	1,110	784	571	266
Employment and consulting agreement obligations	275	275	34	-	-
Estimated warranty liability	102	74	53	34	18
Operating lease payments	207	10	-	-	-
Total	$6,658	$1,558	$1,271	$605	$284

Of the fixed cash obligations for debt for 2013, $1.0 million has been repaid on the Revolving Credit Facility through June 2013 as discussed below in the Receivable Financing and Revolving Credit Facility sections; $1.7 million of mortgage debt in discontinued operations was settled with a short sale in February 2013 as discussed in the Other Long-Term Debt section below; $1.8 million, including interest, of Notes and Debentures remain outstanding with consideration of an offer by the Company to settle in accordance with the Company’s restructuring offer made in November 2011 for $280,000 as discussed in the Restructuring Plan and Preferred Stock Offering section below.  The Company paid $218,000 of the 2013 pension obligation with a portion of the proceeds from the Receivable Financing as discussed in the Pension Plan Contributions section below.

Receivable Financing

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated. In connection with the Agreement, the Company has issued warrants to purchase 180,000 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $0.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Other Long-Term Debt

The Company has a $512,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

The Company had a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2012, payable in monthly installments, which matured December 12, 2012.  On February 26, 2013, the property was sold and the mortgage was satisfied.

June 2011 Note Offering

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1.0 million shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The financing was collateralized by the land held for sale located in Silver City, New Mexico, which has been sold, and the notes have been satisfied.

Revolving Credit Facility

As of December 31, 2012, the Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $1.0 million, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, (5.25% at December 31, 2012), which was due to mature on January 1, 2013.  Subsequent to the end of the year, the Company paid off the revolving loan  in full and the Credit Agreement has been satisfied. As of December 31, 2012, the Company had drawn $1.0 million against the revolving loan facility, leaving none available for additional borrowing.  The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures. As of December 31, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $6.5 million ($2.7 million at December 31, 2012), which the senior lender waived.  In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The Credit Agreement was settled in June 2013. The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

Restructuring Plan and Preferred Stock Offering

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived. Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The Notes are subordinate to all Senior Indebtedness of the Company.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constituted an event of default under the Indenture governing the Debentures. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The Debentures are subordinate to all Senior Indebtedness of the Company.

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011. The Company issued 2.2 million shares of Common Stock in exchange for the Notes. The Company recorded gains of $60,000 in the six months ended June 30, 2012 ($0.00 per share, basic and diluted) and $8.8 million ($3.21 per share, basic and diluted) in the year ended December 31, 2011, on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 20,825,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 50,000 shares of the Company’s Common Stock, and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

The net proceeds of the Offering  in  2011 were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2.0 million; (2) a cash settlement to holders of the Debentures in the amount of $72,000; (3) payment of the balance of the Company’s outstanding term loan with the senior lender in the amount of $321,000 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after payment to holders of the Notes and the Debentures and the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009 and 2010 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  The March 2013 waiver request would defer $871,000 of the minimum funding standard for the 2012 plan year.  If this waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2012, the Company made $559,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $218,000 of contributions; however there is no assurance that we will be able to make any or all of  such remaining payments. As of December 31, 2012, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the consolidated financial statements.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $10,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $355,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

In thousands, except share data	December 31	2012	2011
ASSETS
Current assets:
Cash and cash equivalents		$1,164	$1,109
Receivables, less allowance of $64 - 2012 and $884 - 2011		1,923	2,060
Unbilled receivables		51	63
Inventories		2,468	2,875
Prepaids and other		521	704
Assets associated with discontinued operations (Note 4)		735	1,503
Total current assets		6,862	8,314
Rental equipment		38,442	43,252
Less accumulated depreciation		25,532	27,060
		12,910	16,192
Property, plant and equipment		2,435	2,970
Less accumulated depreciation		1,264	1,679
		1,171	1,291
Goodwill		744	744
Other assets		395	918
TOTAL ASSETS		$22,082	$27,459
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$1,135	$1,589
Accrued liabilities		7,777	6,689
Current portion of long-term debt		2,487	2,045
Warrant liabilities		1,367	5,408
Liabilities associated with discontinued operations (Note 4)		1,767	2,445
Total current liabilities		14,533	18,176
Long-term debt:
Notes payable		455	512
Deferred pension liability and other		5,014	4,914
Total liabilities		20,002	23,602
Redeemable convertible preferred stock:
Preferred - $0.001 par value - 500,000 shares authorized,
416,500 Series A convertible preferred shares issued in 2011		-	6,138

Stockholders' equity (deficit):
Common - $0.001 par value - 60,000,000 shares authorized, 25,895,424 common
shares issued in 2012 and 5,070,424 common shares issued in 2011		26	5,071
Additional paid-in-capital		23,804	12,620
Accumulated deficit		(14,808)	(13,443)
Accumulated other comprehensive loss		(3,879)	(3,466)
Treasury stock - at cost - 383,596 common shares in 2012 and 2011		(3,063)	(3,063)
Total stockholders' equity (deficit)		2,080	(2,281)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$22,082	$27,459
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

In thousands, except per share data	Years ended December 31	2012	2011
Revenues:
Digital display sales		$16,065	$15,990
Digital display lease and maintenance		6,956	7,767
Total revenues		23,021	23,757
Cost of revenues:
Cost of digital display sales		12,811	13,977
Cost of digital display lease and maintenance		5,789	6,589
Total cost of revenues		18,600	20,566
Gross profit from operations		4,421	3,191
General and administrative expenses		(8,916)	(7,867)
Restructuring costs		(415)	(164)
Goodwill impairment		-	(66)
Operating loss		(4,910)	(4,906)
Interest expense, net		(297)	(1,217)
Gain on debt extinguishment		60	8,796
Change in warrant liabilities		4,041	(3,655)
Loss from continuing operations before income taxes		(1,106)	(982)
Income tax (expense) benefit		(23)	8
Loss from continuing operations		(1,129)	(974)
Loss from discontinued operations		(236)	(444)
Net loss		$(1,365)	$(1,418)
Loss per share continuing operations - basic and diluted		$(0.07)	$(0.36)
Loss per share discontinued operations - basic and diluted		(0.02)	(0.16)
Total loss per share - basic and diluted		$(0.09)	$(0.52)

Weighted average common shares outstanding - basic and diluted		15,441	2,738
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

In thousands	Years ended December 31	2012	2011

Net loss		$(1,365)	$(1,418)
Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)		96	(82)
Change in unrecognized pension costs		(509)	(1,396)
Total other comprehensive loss, net of tax		(413)	(1,478)
Comprehensive loss		$(1,778)	$(2,896)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)

									Total
							Accumulated		Stock-
					Add'l		Other		holders'
In thousands, except share data	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Equity
For the two years ended December 31, 2012	Shares	Amt	Shares	Amt	Capital	Deficit	Loss	Stock	(Deficit)
Balance January 1, 2011	-	$-	2,826,424	$2,827	$ 14,279	$(12,025)	$(1,988)	$(3,063)	$30
Net loss	-	-	-	-	-	(1,418)	-	-	(1,418)
Issuance of Common Stock (2,244,000 shares)	-	-	2,244,000	2,244	(1,683)	-	-	-	561
Issurance of Series A Convertible Preferred Stock (416,500 shares)	416,500	6,138	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	24	-	-	-	24
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	(82)	-	(82)
Change in unrecognized pension costs	-	-	-	-	-	-	(1,396)	-	(1,396)
Balance December 31, 2011	416,500	6,138	5,070,424	5,071	12,620	(13,443)	(3,466)	(3,063)	(2,281)
Net loss	-	-	-	-	-	(1,365)	-	-	(1,365)
Exchange of Series A Convertible Preferred Stock (416,500 shares) for Common Stock (20,825,000 shares)	(416,500)	(6,138)	20,825,000	20,825	(14,689)	-	-	-	6,136
Par value of Common Stock reduced to $0.001	-	-	-	(25,870)	25,870	-	-	-	-
Stock compensation expense	-	-	-	-	3	-	-	-	3
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	96	-	96
Change in unrecognized pension costs	-	-	-	-	-	-	(509)	-	(509)
Balance December 31, 2012	-	$-	25,895,424	$26	$ 23,804	$(14,808)	$(3,879)	$(3,063)	$2,080
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands	Years ended December 31	2012	2011
Cash flows from operating activities
Net loss		$(1,365)	$(1,418)
Loss from discontinued operations		(236)	(444)
Loss from continuing operations		(1,129)	(974)
Adjustment to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization		4,104	4,548
Disposal of assets		5	-
Stock compensation expense		3	24
Gain on debt extinguishment		(60)	(8,796)
Change in warrant liabilities		(4,041)	3,655
Changes in operating assets and liabilities:
Receivables		149	858
Inventories		407	1,977
Prepaids and other assets		555	(484)
Accounts payable and accrued liabilities		(111)	(1,077)
Deferred pension liability and other		441	(83)
Net cash provided by (used in) operating activities of continuing operations		323	(352)
Cash flows from investing activities
Equipment manufactured for rental		(484)	(408)
Purchases of property, plant and equipment		(72)	(64)
Net cash used in investing activities of continuing operations		(556)	(472)
Cash flows from financing activities
Payments of long-term debt		(66)	(6,724)
Proceeds from long-term debt		500	-
Net proceeds from issuance of preferred stock and warrants		-	7,850
Net cash provided by financing activities of continuing operations		434	1,126
Cash flows from discontinued operations
Cash provided by (used in) operating activities of discontinued operations		532	(181)
Cash (used in) provided by financing activities of discontinued operations		(678)	590
Net cash (used in) provided by discontinued operations		(146)	409
Net increase in cash and cash equivalents		55	711
Cash and cash equivalents at beginning of year		1,109	398
Cash and cash equivalents at end of year		$1,164	$1,109
Supplemental disclosure of cash flow information:
Interest paid		$219	$460
Supplemental non-cash financing activities:
Exchange of 8¼% Notes for Common Stock		-	561
The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading designer and manufacturer of digital signage displays and LED lighting solutions.

Principles of consolidation:  The consolidated financial statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, intangible assets, income taxes, warranty obligations, benefit plans, warrant liabilities, contingencies and litigation.

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

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2012	2011
Balance at beginning of year	$884	$1,326
Provisions	115	434
Deductions	(935)	(876)
Balance at end of year	$64	$884

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

The estimated useful lives are as follows:

Years
Indoor rental equipment	5-10
Outdoor rental equipment	15
Buildings and improvements	10 - 40
Machinery, fixtures and equipment	3 - 15
Leaseholds and improvements	5

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

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit. The Company’s goodwill relates to our catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.3%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 1.9% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy).  There was no impairment of goodwill in 2012.  During 2011, the Company wrote off the goodwill associated with the older LED technology and recorded a goodwill impairment charge of $66,000.

The Company also evaluates the value of its other intangible assets by comparing the carrying value with estimated future cash flows when indicators of possible impairment exist. There were no impairments of other intangibles in 2012 or 2011.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. There were no impairments of long-lived assets in 2012 or 2011.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2012, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2020 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $9,156,000 was as follows:  $5,278,000 – 2013, $2,004,000 – 2014, $991,000 – 2015, $555,000 – 2016, $239,000 – 2017 and $89,000 thereafter.  The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to be completed, using the percentage of completion method.  The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer.  Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.  The determination of the estimated total costs is susceptible to change on these sales contracts.  Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2012, the future accounts receivables due to the Company under installment sales agreements aggregated $278,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

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

Share-based compensation plans:  The Company measures share-based payments to employees and directors at the grant date fair value of the instrument.  The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option and risk free interest rate.  For details on the accounting effect of share-based compensation, see Note 17 – Share-Based Compensation.

Warrant Liabilities:  The Company measures its warrant liabilities as of the end of each fiscal quarter.  The fair value is estimated using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, remaining life of the warrants and risk free interest rate.

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2012 through the date these consolidated financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.  No recognizable events or transactions were identified.  See Note 21 – Subsequent Events for non-recognizable events or transactions identified for disclosure.

Recent accounting pronouncements:  In June 2011, FASB issued new authoritative guidance on the presentation of comprehensive income. The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years beginning after December 15, 2011.  In December 2011, FASB amended this guidance to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications.  The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Company adopted the requirements to present a separate, consecutive comprehensive income statement in 2011.  Adoption of this guidance did not have an impact on the Company’s consolidated financial statements, as the guidance impacted presentation only.

In September 2011, FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more-likely-than-not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted the provisions of this update at the beginning of our 2012 fourth quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite lived intangible assets.  The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.4 million at December 31, 2012 and the Company has a significant amount due to their pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes"). As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan (iii) make the required sinking fund payments on the Debentures and (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 14 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2013 using cash on hand and through raising cash from the financing of future receivables, the Company has paid off the $1.0 million balance due on the Credit Agreement and has made a $218,000 payment to the Company’s pension.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures on the same terms as previously offered in our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.

3.  Plan of Restructuring

The Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  $9.0 million principal amount of the Notes and $723,000 principal amount of the Debentures were exchanged.  The Company issued 2.2 million shares of Common Stock in exchange for the Notes.  The Company recorded gains of $60,000 in the six months ended June 30, 2012 ($0.00 per share, basic and diluted) and $8.8 million ($3.21 per share, basic and diluted)  in the year ended December 31, 2011, on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 20,825,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 50,000 shares of the Company’s Common Stock, and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

R.F. Lafferty & Co., Inc., (the “Placement Agent”) a FINRA registered broker-dealer, was engaged as Placement Agent in connection with the Offering.  The Placement Agent was paid fees based upon a maximum of an $8 million raise.  Such fees consisted of a cash fee in the amount of $200,000, a one year note for $200,000 at a 4.00% rate of interest and three-year warrants to purchase 24 Units (the “Placement Agent Warrants”).  The A Warrants issuable upon exercise of the Placement Agent Warrants and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants are substantially the same as the A Warrants and B Warrants sold in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of three years from the Closing Date or one year from the date of exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50 per share, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $0.20 per share in the case of the A Warrants and $0.50 per share in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold in the Offering.

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2.0 million; (2) a cash settlement to holders of the Debentures in the amount of $72,000; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $321,000 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  The net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender were used to pay the remaining $3.0 million outstanding under the revolving loan with the senior lender under the Credit Agreement and for working capital.

The investors who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of December 31, 2012, the investors have 4,165,000 warrants to purchase shares of our Common Stock issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 4,165,000 B Warrants underlying the A Warrants and 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes.

In the second quarter of 2010, the Company began its restructuring plan by reducing operating costs.  The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 results included a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The 2011 actions include the elimination of approximately 30 additional positions.  The 2011 results include an additional restructuring charge of $164,000 consisting of employee severance pay and other fees directly related to the restructuring plan. The 2012 actions include the elimination of approximately 8 additional positions. The 2012 results include an additional restructuring charge of $415,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2012 and the remaining accrued balance of restructuring costs as of December 31, 2012, which is included in Accrued liabilities in the Consolidated Balance Sheets.

In thousands	Balance December 31, 2011	Pro-vision	Payments and Other Adjust-ments	Balance December 31, 2012
Severance	$43	$349	$211	$181
costs (1)
Other fees	30	66	72	24
	$73	$415	$283	$205

(1)    Represents salaries for employees separated from the Company.

The following table shows by reportable segment, the restructuring costs incurred during 2012 and the remaining accrued balance of restructuring costs as of December 31, 2012.

In thousands	Balance December 31, 2011	Pro-vision	Payments and Other Adjust-ments	Balance December 31, 2012
Digital display sales	$-	$338	$180	$158
Digital display lease and maintenance	73	77	103	47

	$73	$415	$283	$205

4.  Discontinued Operations

The Company has accounted for the Real Estate Division as discontinued operations and, accordingly, has restated all prior period information.

On April 4, 2012, the Company sold its land located in Silver City, New Mexico since it did not relate to the core business of the Company.  An asset impairment charge of $224,000 was recorded in 2011 and an additional loss on the sale of assets of $5,000 was recorded in 2012.

On February 26, 2013, the Company completed a short sale of its real estate rental property located in Santa Fe, New Mexico for a purchase price of $1.6 million since it did not relate to the core business of the Company. As of December 31, 2012, the assets had a book value of $734,000 and the Company had a $1.7 million mortgage on the property at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2012, payable in monthly installments, which matured December 12, 2012.  As a result of the sale, the mortgage was satisfied and the Company will record a gain of $1.0 million in discontinued operations in the 1st quarter of 2013.

The assets and liabilities associated with discontinued operations and the related results of operations have been reclassified in the consolidated financial statements as discontinued operations.

The following table presents the financial results of the discontinued operations for the years ended December 31, 2012 and 2011:

In thousands,
except per share data	2012	2011
Revenues	$41	$92
Cost of revenues	63	66
Gross profit	(22)	26
General and administrative expenses	(55)	(81)
Operating loss	(77)	(55)
Interest expense, net	(154)	(165)
Asset impairment and loss on sale of division	(5)	(224)
Loss from discontinued operations	(236)	(444)
Loss per share discontinued operations – basic and diluted	$(0.02)	$(0.16)

The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

In thousands	2012	2011
Prepaids and other assets	$-	$25
Property and equipment, net	734	1,470
Other assets	1	8
Total assets associated with discontinued operations	$735	$1,503

Current liabilities	$1,764	$2,429
Long-term liabilities	3	16
Total liabilities associated with discontinued operations	$1,767	$2,445

5.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $210,000 and $55,000 at December 31, 2012, respectively, and $261,000 and $70,000 at December 31, 2011, respectively.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $247,000 and $33,000 at December 31, 2012, respectively, and $259,000 and $34,000 at December 31, 2011, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $1.5 million and $1.1 million at December 31, 2012 and 2011, respectively.

6.  Inventories

Inventories consist of the following:

In thousands	2012	2011
Raw materials	$1,644	$1,826
Work-in-progress	393	449
Finished goods	431	600
	$2,468	$2,875

7.  Rental Equipment

Rental equipment consists of the following:

In thousands	2012	2011
Rental equipment	$38,442	$43,252
Less accumulated depreciation	25,532	27,060
Net rental equipment	$12,910	$16,192

All the rental equipment was pledged as collateral under the Company’s credit facility as of December 31, 2012, which facility has been paid in full and satisfied subsequent to the end of the year and the liens held by the senior lender on the collateral in connection therewith have been terminated.

8.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	2012	2011
Land, buildings and improvements	$1,232	$1,240
Machinery, fixtures and equipment	1,180	1,710
Leaseholds and improvements	23	20
	2,435	2,970
Less accumulated depreciation	1,264	1,679
Net property, plant and equipment	$1,171	$1,291

Land, buildings and equipment having a net book value of $1.2 million and $1.3 million at December 31, 2012 and 2011, respectively, are pledged as collateral under various mortgage and other financing agreements.Subsequent to the end of the year, the Credit Agreement has been paid in full and satisfied, reducing the assets pledged as collateral to $0.8 million.

9.  Other Assets

Other assets consist of the following:

In thousands	2012	2011
Spare parts	$55	$175
Prepaids	55	70
Deposits and other	285	673
	$395	$918

10.  Taxes on Income

The components of income tax expense (benefit) are as follows:

In thousands	2012	2011
Current:
Federal	$-	$(56)
State and local	-	-
Foreign	23	48
	23	(8)
Deferred:
Federal	-	-
State and local	-	-
	-	-
Income tax expense (benefit)	$23	$(8)

Loss from continuing operations before income taxes from the United States operations is $1.0 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively.  (Loss) income from continuing operations before income taxes from Canada operations is $(0.1) million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Income tax benefits for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

	2012	2011
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6	4.1
Federal tax credit refund	-	(4.0)
Foreign income taxed at different rates	(4.8)	0.3
Deferred tax asset valuation allowance	(34.5)	(31.6)
Other	-	(2.2)
Effective income tax rate	(1.7)%	0.6%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2012	2011
Deferred income tax asset:
Tax credit carryforwards	$897	$926
Operating loss carryforwards	12,188	10,240
Net pension costs	3,366	3,364
Warrant liabilities	(169)	1,462
Accruals	399	351
Allowance for bad debts	(1)	313
Other	548	411
Valuation allowance	(12,377)	(11,945)
	4,851	5,122
Deferred income tax liability:
Depreciation	3,839	4,113
Other	1,012	1,009
	4,851	5,122
Net deferred income taxes	$-	$-

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.8 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $30.4 million, which begin to expire in 2019.  The Company’s restructuring plan, see Note 3 – Plan of Restructuring for further details, could result in an ownership change as defined by section 382 of the Internal Revenue Code, which establishes an annual limit on the deductibility of pre-ownership change net operating loss and credit carryforwards.  Management is undergoing a section 382 evaluation to determine if there has been ownership change.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any material uncertain tax positions in 2012 and 2011.  The Company does not believe that there will be any material uncertain tax positions in 2013.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.  The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions and the 2007 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

11.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2012	2011
Deferred revenues	$1,704	$1,811
Current portion of pension liability (see Note 16)	1,445	1,152
Compensation and employee benefits	1,104	1,051
Taxes payable	760	730
Legal fees payable	607	238
Interest payable	329	294
Warranty obligations	281	274
Restructuring costs	205	73
Other	1,342	1,066
	$7,777	$6,689

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.  A summary of the warranty liabilities for each of the two years ended December 31, 2012 is as follows:

In thousands	2012	2011
Balance at beginning of year	$274	$291
Provisions	72	125
Deductions	(65)	(142)
Balance at end of year	$281	$274

12.  Warrant Liabilities

As part of the Company’s restructuring plan, see Note 3 – Plan of Restructuring for further details, the Company issued 4,165,000 one-year warrants (the “A Warrants”). The expiration date of the A Warrants was subsequently extended until July 31, 2013. Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate number of A Warrants and B Warrants to which the holders are entitled is 8,330,000.

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

In connection with a private placement of $650,000 of 4.00% notes, see Note 13 –  Long-Term Debt, the Company issued 1,000,000 warrants to the subscriber.

All the warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded a $4.0 million non-cash gain in 2012 and a $3.7 million non-cash expense in 2011 related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Consolidated Statements of Operations.

13.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2012	2011
8¼% Limited convertible senior subordinated notes due 2012	$1,096	$1,153
9½% Subordinated debentures due 2012	334	339
Revolving loan – bank secured	1,000	500
Real estate mortgage – secured, due in monthly installments through 2015	512	565
	2,942	2,557
Less portion due within one year	2,487	2,045
Long-term debt	$455	$512

Payments of long-term debt due for the next five years are:

In thousands	2013	2014	2015	2016	2017
	$2,487	$61	$394	$ -	$ -

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.The Notes are subordinate to all Senior Indebtedness of the Company.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000.  The Credit Agreement was repaid in June 2013, see Note 21 – Subsequent Events. The Debentures are subordinate to all Senior Indebtedness of the Company.

As part of the Company’s restructuring plan, the Company recorded gains of $60,000 in the six months ended June 30, 2012 ($0.00 per share, basic and diluted) and $8.8 million ($3.21 per share, basic and diluted) in the year ended December 31, 2011, on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As of December 31, 2012, the Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $1.0 million, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, (5.25% at December 31, 2012), which was due to mature on January 1, 2013.  Subsequent to the end of the year, the Company paid off the revolving loan in full and the Credit Agreement has been satisfied. As of December 31, 2012, the Company had drawn $1.0 million against the revolving loan facility, leaving none available for additional borrowing.  The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures. As of December 31, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $6.5 million ($2.7 million at December 31, 2012) which the senior lender waived.  In addition, the senior lender has waived the defaults on the Notes and the Debentures.  In addition, the senior lender has waived the default of non-payment of certain pension plan contributions. The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

The Company has a $512,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share.  The financing was collateralized by the land held for sale located in Silver City, New Mexico., which has been sold, and the notes have been satisfied.

14.  Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The Company’s Board of Directors approved a comprehensive restructuring plan, see Note 3 – Plan of Restructuring for further details.

During 2012 and 2011, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 16,037,000 and 16,039,000 at December 31, 2012 and 2011, respectively.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of Series A Convertible Preferred Stock, see Note 3 – Plan of Restructuring for further details.  Upon the filing of our Amended and Restated Certificate of Incorporation subsequent to the authorization of additional shares of Common Stock by the Company’s stockholders at the 2012 Annual Meeting, these shares of Series A Convertible Preferred Stock converted into 20,825,000 shares of Common Stock.

On February 16, 2010, the Board granted Mr. J.M. Allain, the Company’s new President and Chief Executive Officer, 50,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% after two years.  The Company recorded stock compensation expense over the vesting period of $3,000 and $24,000 for the years ended December 31, 2012 and 2011, respectively.

Accumulated other comprehensive loss is comprised of $4,877,000 and $4,368,000 of unrecognized pension costs at December 31, 2012 and 2011, respectively and $998,000 and $901,000 of unrealized foreign currency translation gains at December 31, 2012 and 2011, respectively.

15.  Engineering Development

Engineering development expense was $273,000 and $215,000 for the years ended 2012 and 2011, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations.

16.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2012.  On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2012 and 2011, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance.  The Company’s obligations under its pension plan exceeded plan assets by $6.4 million at December 31, 2012.

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

At December 31, 2012 and 2011, the Company’s pension plan weighted average asset allocations by asset category are as follows:

	2012	2011
Guaranteed investment contracts	31.8%	38.3%
Mutual stock funds	17.2	17.3
Equity and index funds	51.0	43.6
Money market funds	0.0	0.8
	100.0%	100.0%

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

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2012:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$-	$1,914	$-	$1,914
Mutual stock funds	1,035	-	-	1,035
Equity and index funds	-	3,070	-	3,070

	$1,035	$4,984	$-	$6,019

The funded status of the plan as of December 31, 2012 and 2011 is as follows:

In thousands	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,276	$9,912
Interest cost	520	548
Actuarial loss	1,086	1,193
Benefits paid	(433)	(377)
Projected benefit obligation at end of year	12,449	11,276

Change in plan assets:
Fair value of plan assets at
beginning of year	5,361	5,287
Actual return on plan assets	532	(153)
Company contributions	559	604
Benefits paid	(433)	(377)
Fair value of plan assets at end of year	6,019	5,361

Funded status (underfunded)	$(6,430)	$(5,915)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$6,361	$5,852
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.08%	4.80%
Benefit obligations	4.80%	5.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2013, the Company expects to amortize $523,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2012 and 2011 was $12.4 million and $11.3 million, respectively.  The minimum required contribution for 2013 is expected to be $1.4 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $5.0 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009 and 2010 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  If the 2012 waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $218,000 of contributions; however there is no assurance that the Company will be able to make any or all such remaining payments.

Expected projected benefit payments due for the next five years are:

In thousands	2013	2014	2015	2016	2017
	$646	$500	$650	$719	$582

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2012:

In thousands	2012	2011
Interest cost	$520	$548
Expected return on plan assets	(438)	(396)
Amortization of net actuarial loss	484	347
Net periodic pension cost	$566	$499

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2012 and 2011:

In thousands	2012	2011
Balance at beginning of year	$5,852	$4,456
Net actuarial loss	993	1,743
Recognized loss	(484)	(347)
Balance at end of year	$6,361	$5,852

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which has not yet been paid.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

17.  Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option ,risk free interest rate and forfeiture rate.

The Company has three stock option plans.  During 2012, shareholders approved the 2012 Long-Term Incentive Plan authorizing 5,000,000 shares of Common Stock for grant to key employees and directors.  Under the 1995 Stock Option Plan, 125,000 shares of Common Stock were authorized for grant to key employees.  Under the Non-Employee Director Stock Option Plan, 30,000 shares of Common Stock were authorized for grant.  The Non-Statutory Stock Option Agreement expired in 2011, under which 10,000 shares of Common Stock had been authorized and issued to the former Chairman of the Board.

Changes in the stock option plans are as follows:

	Number of Shares			Weighted Average Exercise
	Authorized	Granted	Available	Price

Balance January 1, 2011	39,000	23,000	16,000	$4.51
Expired	(10,000)	(11,000)	1,000	3.97
Granted	-	-	-	-
Balance December 31, 2011	29,000	12,000	17,000	4.99
Authorized	5,000,000	-	5,000,000	-
Expired	(2,500)	(5,500)	3,000	4.30
Granted	-	-	-	-
Balance December 31, 2012	5,026,500	6,500	5,020,000	5.57

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2012, no options were outstanding or exercisable.  During 2012, no options were granted, exercised or expired.

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2012, options for 5,000 shares with exercise prices of $7.00 per share were outstanding, all of which were exercisable.  During 2012, no options were granted or exercised and 2,500 options expired.  During 2011, no options were granted, exercised or expired.  No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2012, options for 1,500 shares with exercise prices ranging from $0.65 to $1.05 per share were outstanding, all of which were exercisable.  During 2012, no options were granted or exercised and options for 3,000 shares expired.  During 2011, no options were granted or exercised and options for 1,000 shares expired.

Under the Non-Statutory Stock Option Agreement for the former Chairman of the Board, the option price must be at least 100% of the market value of the Common Stock at time of grant and the exercise period is for 10 years from date of grant.  At December 31, 2012, no options were outstanding and the plan had expired.  During 2012, no options were granted, exercised or expired.  During 2011, no options were granted or exercised and the option for 10,000 shares expired.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Number Out-standing and Exercis-able	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggre-gate Intrinsic Value
$0.65 - $1.99	1,500	2.8	$0.78	-
7.00 - 7.99	5,000	1.3	7.00	-
	6,500	1.6	5.57	-

All outstanding option prices are over the current market price.  As of December 31, 2012, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

No options were granted in 2012 and 2011.  The fair value of options granted under the Company’s stock option plans will be estimated on dates of grant using the Black-Scholes model using the weighted average assumptions for dividend yield, expected volatility, risk free interest rate and expected lives of options granted.

18.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method. At December 31, 2012, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive. At December 31, 2012 and 2011, there were outstanding stock options to purchase 6,500 and 12,000 shares of Common Stock, respectively, which were also excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

19.  Commitments and Contingencies

Commitments:  The Company has an employment agreement with its Chief Executive Officer, which expires in February 2015. The aggregate commitment for future salaries, excluding bonuses, was approximately $584,000. Contractual salaries expense was $351,000 and $255,000 for the years ended December 31, 2012 and 2011, respectively.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate. Our former outside legal counsel has brought a claim against us for $593,000, which we have included in Accrued liabilities on the Consolidated Balance Sheets.

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2013.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  Future minimum lease payments due under operating leases at December 31, 2012 aggregating $217,000 are as follows: $207,000 - 2013, $10,000 – 2014, $0 – 2015 through 2017.  Rent expense was $327,000 and $290,000 for the years ended December 31, 2012 and 2011, respectively.

20.  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance of the business.

The Company evaluates segment performance and allocates resources based upon operating income.  The Company’s operations are managed in two reportable business segments: Digital display sales and Digital display lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital displays and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital display sales segment sells equipment and the Digital display lease and maintenance segment leases and maintains equipment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues for 2012 and 2011.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s continuing operations in its two business segments for the two years ended December 31, 2012 and as of December 31, 2012 and 2011 is as follows:

In thousands	2012	2011
Revenues:
Digital display sales	$16,065	$15,990
Digital display lease & maintenance	6,956	7,767
Total revenues	23,021	$23,757
Operating income (loss):
Digital display sales	$(2,822)	$(2,590)
Digital display lease & maintenance	697	319
Corporate general and administrative expenses	(2,785)	(2,635)
Total operating loss	(4,910)	(4,906)
Interest expense, net	(297)	(1,217)
Gain on debt extinguishment	60	8,796
Change in warrant liabilities	4,041	(3,655)
Loss from continuing operations before income taxes	(1,106)	(982)
Income tax (expense) benefit	(23)	8
Loss from continuing operations	(1,129)	(974)
Loss from discontinued operations	(236)	(444)
Net loss	$(1,365)	$(1,418)
Assets:
Digital display sales	$6,504	$7,460
Digital display lease & maintenance	13,677	17,386
Total identifiable assets	20,181	24,846
General corporate	1,164	1,109
Total assets	$21,345	$25,955
Depreciation and amortization:
Digital display sales	$135	$179
Digital display lease & maintenance	3,804	4,303
General corporate	165	66
Total depreciation and amortization	$4,104	$4,548
Capital expenditures:
Digital display sales	$62	$37
Digital display lease & maintenance	487	430
General corporate	7	5
Total capital expenditures	$556	$472

21.  Subsequent Events

On February 7, 2013, the Company’s Form S-1 Registration Statement to register the resale of up to 27.2 million shares of Common Stock became effective, but the late filing of this Form 10-K has nullified the effectiveness of the registration.

On February 26, 2013, the Company sold its real estate rental property located in Santa Fe, New Mexico.  See Note 4 – Discontinued Operations.

On March 14, 2013, the Company submitted to the Internal Revenue Service a request for waiver of the minimum funding standard for its defined benefit plan.  See Note 17 – Pension Plan.

On April 8, 2013, the Board of Directors approved, the issuance to one board member, Jean Firstenberg, of warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share, subject to shareholder approval at the 2013 Annual Meeting.

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  In connection with the Agreement, the Company has issued warrants to purchase 180,000 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $0.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trans-Lux Corporation

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, statements of stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Further, the Company is in default of the indenture agreements governing its outstanding 9 ½% Subordinated debentures due 2012 (the "Debentures") and its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately.  Additionally, the Company has a significant amount due to their pension plan over the next 12 months.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, NY

July 2, 2013

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2012.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

Name	Age
Jean-Marc (J.M.) Allain	43
Marco Elser	54
Jean Firstenberg	77
Richard Nummi	54
George W. Schiele	81
Elliot Sloyer	48
Salvatore J. Zizza	67

Directors:

J.M. Allain became the President and CEO of Trans-Lux Corporation on February 16, 2010 and has served as a director since June 2011. Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009; Vice President of Duos Technologies from August 2007 through June 2008; General Manager of Netversant Solutions from October 2004 through June 2005; and Vice President of Adesta, LLC from May 2002 through September 2004. Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Mr. Allain’s experience and deep understanding of the operations of the Corporation allow him to make valuable contributions to the Board.

Marco M. Elser has served as a director since May 25, 2012. For over five years, Mr. Elser has been a partner with AdviCorp Plc, a London-based investment banking firm. Mr. Elser previously served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions from 1994 to 2001; he served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994. Mr. Elser is currently Chairman of the Board of Pine Brook Capital, a Shelton CT based engineering company and served that role for over five years; He is a also one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company. Mr. Elser is also the president of the Harvard Club of Italy, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984. He received his BA in Economics from Harvard College in 1981. Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Jean Firstenberg has served as a director since 1989. Ms. Firstenberg has been retired since 2007. Before her retirement she served from 1980 to 2007 as President and CEO of the American Film Institute (AFI). During her 27 years at the AFI she built it into a national organization with an acclaimed exhibition and cultural center in the Metropolitan Washington DC area, two major film festivals, an accredited film Conservatory ranked #1 in the world and the leading authority on America’s film heritage. She has served on the Trans-Lux board since 1989 and currently serves as the chair of the Compensation Committee. She was named in 2002 to the Citizen Stamp Advisory Committee by the Postmaster General of the US to recommend stamp subjects and images and was named chair in 2006. She was elected to the Women’s Sports Foundation in 2007 and was named Vice President of the Governance Committee and has served on the Executive Committee since 2010.  Ms. Firstenberg’s more than twenty years of experience as a director of the Corporation and her prior role as Chair of the Audit Committee gives her a deep understanding of the operations of the Corporation and allow her to make valuable contributions to the Board.

Richard Nummi has served as a director since March 6, 2012 when he was elected an independent director.  Mr. Nummi is an attorney and is currently responsible for legal oversight and compliance with security industry rules and regulations as Managing Partner of Nummi & Associates, P.A.  Previously, Mr. Nummi was Chief Compliance Officer at INVEST Financial Corporation; Chief Compliance Officer at Jefferson-Pilot Financial; President, Executive Vice President, Chief Compliance Officer, General Counsel and Business Analyst for several top wall street firms; a securities regulator with the U.S. Securities and Exchange Commission; and served in the U.S. Navy in Naval Aviation and Naval Intelligence for 12 years.  Mr. Nummi’s extensive experience in compliance allows him to make valuable contributions to the Board.

George W. Schiele has served as an independent director since 2009. Mr. Schiele was elected Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010. Mr. Schiele currently serves as President of George W. Schiele, Inc., a trust management and private investment company and has held such position since 1974. He is also President of four other private companies since 1999, 2005, 2006 and 2009, respectively; from 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s fifth most active venture capital firms, and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments. Mr Schiele additionally serves as Trustee of seven private Trusts since 1974, 1999, 2007, 2009, 2010, 2011 and  2012, respectively, serving as President of one since 2000, and as an Officer and Director of two others.  Mr. Schiele also serves as a Trustee to various other private Charitable Foundations since 2006, as the Managing Partner of two private Investment partnerships since 2008, and as a Director and Executive Board member of The Yankee Institute since 2000.  Mr. Schiele was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by the shareholders at the 2010/2011 Annual Meeting of Stockholders. Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Elliot Sloyer has served as a director since March 6, 2012 when he was elected an independent director.  Mr. Sloyer is currently a Managing Member and Portfolio Manager of WestLane Capital Management, LLC, which was founded in 2005, and a Director of Arotech Corporation, a worldwide provider of defense and security products to the military and law enforcement.  Mr. Sloyer was a founder and Managing Director of Harbor Capital Management LLC where he managed portfolios of convertible and distressed securities including bonds, preferred stocks and warrants for 13 years.  Previously, Mr. Sloyer was Director of Convertible Arbitrage Trading at R.F. Lafferty & Company.  Mr. Sloyer’s extensive experience and service to other boards of directors allows him to make valuable contributions to the Board. Mr. Sloyer informed the Board that he will be retiring from the Board at the end of his current term, which ends at the 2013 Annual Meeting.

Salvatore J. Zizza has served as an independent director since 2009. Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza has served as President and Chief Operating Officer of Bion Environmental Technologies Inc. since January 13, 2003 until December 31, 2005, and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009. He currently serves as the Chairman of Zizza & Associates, LLC.  Mr. Zizza serves as Chairman of Metropolitan Paper Recycling Inc. and as the Chairman of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009. Mr. Zizza was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by shareholders at the 2012 Annual Meeting of Shareholders.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held twelve (12) meetings during 2012.  All directors attended 75% or more of such meetings and, with exception of Mr. Nummi with respect to his service on the Audit Committee, of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. George W. Schiele and Mr. Salvatore J. Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, as well as $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2011 and 2012, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.

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

Corporate Leadership Structure

Two separate individuals serve as the Corporation’s Chairman of the Board and Chief Executive Officer.  The Chairman is not an executive officer.  The Chairman provides leadership to the Board in the fulfillment of his responsibilities in presiding over Board meetings.  The Chairman also presides over all meetings of the stockholders.  The Chief Executive Officer is responsible for directing the operational activities of the Corporation.

Risk Management

Our Board of Directors and its Audit Committee are actively involved in risk management.  Both the Board and Audit Committee regularly review the financial position of the Corporation and its operations, and other relevant information, including cash management and the risks associated with the Corporation’s financial position and operations.

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

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Ms. Firstenberg and Messrs. Elser, Sloyer and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held one meeting in 2012.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairperson, Ms. Firstenberg, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Zizza, Nummi and Sloyer.  The Audit Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors, a copy of which is available on the Corporation’s website at http://www.trans-lux.com/about/investor-information.  The Board of Directors has determined that Mr. Zizza meets the definition of “audit committee financial expert” set forth in Item 407 of Regulation S-K, as promulgated by the SEC.  The Audit Committee held three meetings in 2012.  The responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and the material aspects thereof with the Corporation’s independent registered public accounting firm, and compliance with the Corporation’s policies and applicable laws and regulations.  Members of said Committee receive a fee of $400 for each meeting of the Committee they attend (other than the quarterly telephonic meetings held with the independent auditors) and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and a fee of $100 for his participation in each quarterly telephonic meeting held with the independent auditors.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Each of the members of the Executive Committee is independent, exceeding the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee had two meetings in 2012.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Ms. Firstenberg and Messrs. Elser and Zizza, each of whom is independent in accordance with the Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors. A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain is an employee of the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Nummi, Schiele, Sloyer and Zizza and Ms. Firstenberg are non-employee directors of the Corporation.  The Board of Directors has determined that Messrs. Elser, Nummi, Schiele, Sloyer and Zizza and Ms. Firstenberg are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders.  The Board of Directors has determined that all of its Audit Committee members, Messrs. Nummi, Sloyer and Zizza, are “independent directors”.

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 30,000 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 500 stock options are granted for each director; an additional 500 stock options are granted if a director has served for five years or more; an additional 500 stock options are granted if a director has served for ten years or more; and an additional 1,000 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the Corporation is seeking shareholder approval of a proposal to grant warrants to purchase 500,000, 500,000 and 50,000 shares to Salvatore J. Zizza, George W. Schiele and Jean Firstenberg, respectively.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2012, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Jean-Marc (J.M.) Allain	President and Chief Executive Officer	43
Todd Dupee	Vice President and Chief Financial Officer	41
Kristin A. Kreuder	Vice President, General Counsel and Secretary	42

Mr. Allain became the President and Chief Executive Officer of Trans-Lux Corporation on February 16, 2010.  Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009 and Vice President of Duos Technologies from August 2007 through June 2008.  Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Mr. Dupee became Chief Financial Officer of Trans-Lux Corporation on April 8, 2013 and has been Vice President since 2009.  Mr. Dupee had been Interim Chief Financial Officer since December 3, 2012, had been Controller since 2004 and has been with the Company since 1994.  Ms. Kreuder became Corporate Counsel of Trans-Lux Corporation on February 14, 2011 and became Vice President, General Counsel and Secretary on March 6, 2012.  Ms. Kreuder served as Associate General Counsel, Assistant Corporate Secretary and Member of Disclosure Committee of MXenergy Inc. from September 2007 through September 2009 and Associate General Counsel, Assistant Corporate Secretary and Corporate Compliance Officer of Competitive Technologies, Inc. from January 2006 through August 2007.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

Compensation Discussion and Analysis.  All matters concerning executive compensation for the Chief Executive Officer and other executive officers whose annual base salaries are over $200,000 per year are considered by the Corporation’s Compensation Committee.  Our compensation structure for our executives is designed to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals for successful performance over time, and to retain those executives who continue to perform at or above our expectations, without incurring risk-taking incentives that may adversely affect the Corporation.  Our executives’ compensation has three primary components:  a base salary, cash incentive bonuses and equity awards.

Base Salary.  We fix the base salary of each of our executives at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals.  We also take into account the base salaries paid by similarly sized companies and the base salaries of other companies with which we believe we compete for talent.  Named executive officer compensation currently reflects amounts of cash consistent with periods of economic stress and lower earnings, as we focus on actions to stabilize the Company and to position it for a continued recovery.

Cash Incentive Bonus.  We design the cash incentive bonuses for our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.  Cash incentive bonuses for our executives are established as part of their respective individual employment agreements, as applicable.  Currently, J.M. Allain, our President and Chief Executive Officer, is the only executive officer of the Corporation entitled to a cash incentive bonus; his cash incentive bonus is determined in accordance with the terms of his employment agreement with the Company.  As a general matter, the Compensation Committee is responsible for determining all criteria for the provision of any cash incentive bonuses awarded by the Corporation, and any such decisions by the Compensation Committee must be approved by the Board of Directors at the time any employment agreement contemplating a cash incentive bonus is entered into.  Based on the financial standing of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2012.

Equity Awards.  We occasionally grant stock options, restricted stock or warrants relating to employment agreements and/or to reward long-term performance.  We believe that such compensation incentivizes each executive to create value for the Corporation, and ties executive performance directly to the financial performance of the Corporation as a whole.  We take into consideration the executives’ tenure with the Corporation, as well as the availability of equity awards, in addition to the executive’s performance in determining grants of equity awards.

We view the three primary components of our executive compensation as related but distinct.  Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant.  We believe that salary and cash incentive bonuses are primary considerations and that equity awards are secondary considerations.  Except as described below, we have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.  This is due to the small size of our executive team, and our need to remain flexible and to tailor each executive’s award to attract and retain that executive.  For example, the Corporation, as an inducement to Mr. Allain to enter into his initial employment contract, granted him 50,000 restricted shares of Common Stock which vested 50% on the one year anniversary and the remaining 50% after two years; this sort of inducement granting of restricted stock was unprecedented at the time, but our flexible compensation structure allowed us to reach this mutually beneficial arrangement.

Other Benefits.  In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees.  Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, flexible spending plans, and our 401(k) plan, in each case on the same basis as our other employees.  Additionally, as a special perquisite for our executives we provide additional life insurance benefits which are paid for the Company.  We also may provide our executives with severance, as described in more detail below.

Supplemental Executive Retirement Agreement.  In accordance with the former President and Chief Executive Officer’s agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Compensation Consultants.  The Corporation has not engaged the services of any outside compensation consultant for 2012.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the Compensation Committee.  Its members are:

Jean Firstenberg, Chairperson

Marco Elser

Elliot Sloyer

Salvatore J. Zizza

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
J.M. Allain	2012	264,922	-	-	-	-	-	18,000	282,922
President and Chief Executive Officer	2011	254,808	-	-	-	-	-	18,640	273,448

Todd Dupee (2)	2012	60,204	-	-	-	-	-	-	60,204
Vice President and Chief Financial Officer	2011	63,563	-	-	-	-	-	-	63,563

Kristin A. Kreuder (3)	2012	163,799	-	-	-	-	-	-	163,799
Vice President, General Counsel and Secretary	2011	93,473	-	-	-	-	-	-	93,473

Sami Sassoun (4)	2012	17,788	-	-	-	-	-	-	17,788
Senior Vice President and Chief Financial Officer	2011	-	-	-	-	-	-	-	-

Angela D. Toppi	2012	165,941	-	-	-	-	-	-	165,941
Executive Vice President, Chief Financial Officer and Assistant Secretary	2011	173,269	-	-	-	-	-	4,180	177,449

(1) See “All Other Compensation” below for further details.
(2) Elected an Executive Officer on April 8, 2013.

(3)       Elected an Executive Officer on March 6, 2012.  Ms. Kreuder began employment on February 14, 2011 and the data above represents payment for work on a part-time basis for a portion of the year 2011.
(4)       Elected an Executive Officer on October 8, 2012.  Terminated on November 30, 2012.
(5)       Resigned on October 5, 2012.

All Other Compensation

During 2012 and 2011, “All Other Compensation” consisted of director and/or trustee fees, insurance premiums and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Insurance Premiums ($)	Other ($) (1)	Total All Other Compensation($)
J.M. Allain	2012	-	-	18,000	18,000
	2011	640	-	18,000	18,640
Todd Dupee	2012	-	-	-	-
	2011	-	-	-	-
Kristin A. Kreuder	2012	-	-	-	-
	2011	-	-	-	-

Sami Sassoun(2)	2012	-	-	-	-
	2011	-	-	-	-
Angela D. Toppi(3)	2012	-	-	-	-
	2011	2,400	1,780	-	4,180

(1) Other consists of vehicle allowance.
(2) Terminated November 30, 2012.
(3) Resigned October 5, 2012.

Stock Option Plans and Stock Options

Expired Long-Term Incentive Plan

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

2012 Long-Term Incentive Plan

The Company has adopted the 2012 Long-Term Incentive Plan to allow for an aggregate of 5,000,000 shares of Common Stock that may be issued under the 2012 Long-Term Incentive Plan.  The 2012 Long-Term Incentive Plan was adopted by the Corporation’s Board of Directors on July 2, 2010, with amendments adopted by the Corporation’s Board of Directors on December 21, 2011, and approved by the Corporation’s stockholders at the 2012 Annual Meeting of Stockholders held on June 26, 2012.   No awards have been issued to any employees under the 2012 Long-Term Incentive Plan.

Non-Employee Director Stock Option Plan

The Company also had a Non-Employee Director Stock Option Plan, which as amended, covers a maximum of 30,000 shares for grant and which provided for the grant of incentive stock options priced at fair market value as of the date of grant. Options are for a period of six years from date of grant, are granted at fair market value on date of grant, may be exercised at any time after one year from date of grant while a director and are based on years of service, with a minimum of 500 stock options for each director, an additional 500 stock options based on five or more years of service, another 500 stock options based on 10 or more years of service and an additional 1,000 stock options based on 20 or more years of service. Additional stock options are granted upon the expiration or exercise of any such option, which is no earlier than four years after date of grant, in an amount equal to such exercised or expired options. The plan has expired. 1,500 options are currently outstanding, which, became exercisable on the first anniversary of the grant date, and will expire on the sixth anniversary of the grant date, so long as the grantee remains a director of the Corporation before the exercise date.

There were no stock options granted in fiscal 2012 to the named executive officers or any directors, and no stock options were exercised in fiscal 2012.

There have been no stock options issued to the named executive officers so there have been no values realized relating to the exercise of stock options, there are no fiscal year end option values and there are no unexercised option or equity incentive plan awards as of the end of the fiscal year:

Retirement Plan

The Company made a cash contribution of $559,000 during 2012, which was less than the minimum required contribution, to the Company’s retirement plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has been granted, subject to certain conditions, its requests for waivers of the 2009 and 2010 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company’s retirement plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $250,000 is the legislated annual cap on determining the final average salary and $195,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

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

Director Compensation

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 30,000 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 500 stock options are granted for each director; an additional 500 stock options are granted if a director has served for five years or more; an additional 500 stock options are granted if a director has served for ten years or more; and an additional 1,000 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the Corporation is seeking shareholder approval of a proposal to grant warrants to purchase 500,000, 500,000 and 50,000 shares to Salvatore J. Zizza, George W. Schiele and Jean Firstenberg, respectively.

Compensation of Directors

The following table represents director compensation for 2012:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
J.M. Allain	2012	-	-	-	-	-	-	-
Marco Elser (1)	2012	16,320	-	-	-	-	-	16,320
Jean Firstenberg	2012	18,020	-	-	-	-	-	18,020
Howard Modlin (2)	2012	-	-	-	-	-	-	-
Michael Mulcahy (3)	2012	-	-	-	-	-	13,112	13,112
Richard Nummi (4)	2012	17,000	-	-	-	-	-	17,000
George W. Schiele	2012	30,500	-	-	-	-	-	30,500
Elliot Sloyer (5)	2012	17,320	-	-	-	-	-	17,320
Angela D. Toppi (6)	2012	-	-	-	-	-	-	-
Salvatore J. Zizza	2012	33,620	-	-	-	-	-	33,620

(1)	Mr. Elser was appointed a director by the Board of Directors on May 25, 2012.
(2)	Mr. Modlin retired from the Board of Directors on March 6, 2012.
(3)	All other compensation consists of medical insurance premiums paid and cash surrender value of all life insurance policy transferred to Mr. Mulcahy. Mr. Mulcahy retired from the Board of Directors on March 6, 2012.
(4)	Mr. Nummi was appointed a director by the Board of Directors on March 6, 2012.
(5)	Mr. Sloyer was appointed a director by the Board of Directors on March 6, 2012.
(6)	Ms. Toppi resigned from the Board of Directors on March 6, 2012.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 15, 2013 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation or a nominee for director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Gabelli Funds, LLC	14,340,600	(1)	46.7
One Corporate Center
Rye, NY 10580-1434

Non-Employee Directors:
Marco Elser	1,515,000	(2)	5.6
Jean Firstenberg	920	(3)	*
Richard Nummi	-		*
George W. Schiele	176,500	(4)	*
Elliot Sloyer	350,000	(5)	1.3
Salvatore J. Zizza	500	(6)	*

Named Executive Officers:
J.M. Allain	52,000	(7)	*
Todd Dupee	-		*
Kristin A. Kreuder	-		*
Sami Sassoun (8)	-		*
Angela D. Toppi (9)	1,000		*
All directors and executive officers as a group	2,095,920	(10)	7.7

*Represents less than 1% of total number of outstanding shares.

(1)             Based on Schedule 13D, as amended,  dated October 9, 2012 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.  The amount includes 4,000,000 shares of Common Stock acquirable upon conversion of 2,000,000 A Warrants and 2,000,000 B Warrants.  In addition, on January 23, 2013, Gabelli Equity Series Funds, Inc. – The Gabelli Small Cap Growth Fund filed a Schedule 13G relating to 14,107,500 of the aforementioned 14,340,600 shares.

(2)    The amount includes 615,000 shares of Common Stock owned by Carlisle Investments, Elser & Co. and AdviCorp plc, and 900,000 shares of Common Stock acquirable upon conversion of 450,000 A Warrants and 450,000 B Warrants which are owned by Carlisle Investments and Elser & Co., of which Mr. Elser exercises voting and dispositive power as investment manager.

(3)     The amount includes 500 shares of Common Stock acquirable upon exercises of stock options.

(4)     The amount includes 50,000 shares of Common Stock acquirable upon conversion of 25,000 A Warrants and 25,000 B Warrants and 500 shares of Common Stock acquirable upon exercise of stock options.

48

(5)     The amount includes 100,000 shares of Common Stock acquirable upon conversion of 50,000 A Warrants and 50,000 B Warrants, which are owned by WestLane Equity Income Fund LP, of which Mr. Sloyer exercises voting and investment control as fund manager and investor.

(6)     Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 500 shares of Common Stock acquirable on the exercise of stock options.

(7)     The amount includes 50,000 shares of restricted stock granted on February 16, 2010 which vested on the two-year anniversary date of grant.

(8)     Terminated November 30, 2012.

(9)     Resigned October 5, 2012.

(10)    The amount includes 1,500 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire by exercise of stock options (including director stock options).

Equity Compensation Plan Information
	Securities	Weighted	Securities
	to be issued	average	available for
December 31, 2012	upon exercise	exercise price	future issuance
Equity compensation plans approved by stockholders	6,500	$5.57	5,020,000

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

During the year 2012, there were no transactions requiring disclosure.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain is an employee of the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Nummi, Schiele, Sloyer and Zizza and Ms. Firstenberg are non-employee directors of the Corporation.  The Board of Directors has determined that Messrs. Elser, Nummi, Schiele, Sloyer and Zizza and Ms. Firstenberg are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders. The Board of Directors has determined that all of its Audit Committee members, Messrs. Nummi, Sloyer and Zizza are, " independent directors”.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP, (“BDO”) has served as our independent registered public accounting firm since May 17, 2010, when the Audit Committee of the Corporation’s Board of Directors approved their engagement to audit the Corporation’s financial statements for the fiscal year ended December 31, 2010.  The Audit Committee has appointed BDO as our independent registered public accounting firm for the year ending December 31, 2013.

The ratification of the appointment by our Audit Committee of BDO as our independent registered public accounting firm for the fiscal year ending December 31, 2013 requires the affirmative vote of a majority of the votes cast affirmatively or negatively of Common Stock of the Corporation voting in person or by proxy.  Although stockholder approval of the appointment is not required by law and is not binding on the Audit Committee, the Committee will take the appointment under advisement if such appointment is not approved by the affirmative vote of a majority of the votes cast at the Meeting.

Representatives of BDO may be present at the Annual Meeting to answer appropriate questions and to make a statement if they wish.

There are no disagreements between management and BDO regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by BDO for 2012 and 2011 were approved by the Audit Committee in advance of the work being performed.

Audit Fees:  BDO audit fees were $246,563 in 2012 and $160,000 in 2011.  BDO audit fees for both 2012 and 2011 included, but were not limited to, fees associated with the annual audit of the Corporation’s financial statements, reviews of the Corporation’s quarterly reports on Form 10-Q and reviews of the Corporation’s proxy statements.

Audit-Related Fees:  There were no audit-related services provided by BDO in 2012 or in 2011.

Tax Fees:  BDO did not provide any tax services during 2012 or in 2011.

All Other Fees:  BDO did not provide any non-audit related services during 2012 or in 2011

PART IV

ITEM 15.              EXHIBITS

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2              Financial Statement Schedules:  Not applicable.

3              Exhibits:

3(a)         Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Form 8-K dated July 2, 2012).

  (b)         Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K dated March 9, 2012).

4(a)         Form of Subscription Agreement dated as of September 28, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

 (b)          Form of Class A Warrant, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011).

51

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

10.5        1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

10.6        Amended and Restated Commercial Loan and Security Agreement with People’s Bank dated December 23, 2004 (incorporated by reference to Exhibit 10(a) of Form 8-K dated December 28, 2004).  Amendment No. 1 dated as of December 31, 2005 (incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2006).  Letter amendments dated as of September 30, 2006 and December 31, 2006 (incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2006).  Amendment No. 5 dated August 9, 2007 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007).  Amendment No. 9 dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008).  Amendment No. 13 dated September 4, 2009 and Amendment No. 14 dated April 2, 2010, (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2009).  Amendment No. 15 dated as of August 1, 2010 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2010).  Amendment No. 16 to the Amended and Restated Commercial Loan and Security Agreement with People’s United Bank dated as of May 1, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2011).  Amendment No. 18 to the Amended and Restated Commercial Loan and Security Agreement with People’s United Bank dated as of November 1, 2011, (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2011).  Amendment No. 19 dated as of December 31, 2011 (incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2011).  Amendment No. 21 dated October 25, 2012 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012).  Amendment No. 22 dated January 30, 2013 (incorporated by reference to Exhibit 4.01 of Form 8-K dated February 4, 2013). Amendment No. 23???

10.7        Employment Agreement with Jean-Marc Allain dated February 15, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 9, 2012).

52

10.8        Restricted Stock Agreement with Jean-Marc Allain dated February 16, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K dated February 18, 2010).

10.9      Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.10      Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

 21           List of Subsidiaries, filed herewith.

31.1        Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2        Certification of Todd Dupee, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1        Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2        Certification of Todd Dupee, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2012 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and (vi) Notes Consolidated Financial Statements. *

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

53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

By:   /s/  Todd Dupee

   Todd Dupee

   Vice President and Chief Financial Officer

By:   /s/  Jay Forlenzo

   Jay Forlenzo

   Vice President and Controller

Dated:  July 2, 2013

54

Trans-Lux Corporation, and each of the undersigned, do hereby appoint J.M. Allain and Todd Dupee, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                /s/ George W. Schiele                                                                                                          July 2, 2013

George W. Schiele, Chairman of the Board

                /s/ Salvatore J. Zizza                                                                                                            July 2, 2013

Salvatore J. Zizza, Vice Chairman of the Board

                /s/ J.M. Allain                                                                                                                       July 2, 2013

J.M. Allain, Director, President and Chief Executive Officer

(Principal Executive Officer)

                /s/ Marco Elser                                                                                                                     July 2, 2013

Marco Elser, Director

                /s/ Jean Firstenberg                                                                                                             July 2, 2013

Jean Firstenberg, Director

                /s/ Richard Nummi                                                                                                               July 2, 2013

Richard Nummi, Director

                /s/ Elliot Sloyer                                                                                                                     July 2, 2013

Elliot Sloyer, Director

                /s/ Todd Dupee                                                                                                                    July 2, 2013

Todd Dupee, Vice President and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

55