Form 10-Q
period 2013-03-31
TRANS LUX CORP
filed 2013-07-02
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
07/1/13	Common Stock - $0.001 Par Value	25,895,424

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information

 TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
In thousands, except share data	2013	2012
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$ 207	$ 1,164
Receivables, less allowance of $193 - 2013 and $64 - 2012	1,817	1,923
Unbilled receivables	51	51
Inventories	2,779	2,468
Prepaidsand other	761	521
Assets associated with discontinued operations (see Note 4)	-	735
Total current assets	5,615	6,862
Rental equipment	38,419	38,442
Less accumulated depreciation	26,369	25,532
	12,050	12,910
Property, plant and equipment	2,528	2,435
Less accumulated depreciation	1,309	1,264
	1,219	1,171
Goodwill	744	744
Other assets	374	395
TOTAL ASSETS	$ 20,002	$ 22,082
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,129	$ 1,135
Accrued liabilities	7,963	7,777
Current portion of long-term debt	2,187	2,487
Warrant liabilities	1,435	1,367
Liabilities associated with discontinued operations (see Note 4)	-	1,767
Total current liabilities	12,714	14,533
Long-term debt:
Notes payable	441	455
Deferred pension liability and other	5,156	5,014
Total liabilities	18,311	20,002
Stockholders' equity (deficit):
Common - $0.001 par value - 60,000,000 shares authorized, 25,895,424
shares issued in 2013 and 2012	26	26
Additional paid-in-capital	23,804	23,804
Accumulated deficit	(15,112)	(14,808)
Accumulated other comprehensive loss	(3,964)	(3,879)
Treasury stock - at cost - 383,596 common shares in 2013 and 2012	(3,063)	(3,063)
Total stockholders' equity (deficit)	1,691	2,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 20,002	$ 22,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share data	2013	2012
Revenues:
Digital display sales	$ 2,451	$ 3,837
Digital display lease and maintenance	1,645	1,768
Total revenues	4,096	5,605

Cost of revenues:
Cost of digital display sales	2,079	3,190
Cost of digital display lease and maintenance	1,265	1,461
Total cost of revenues	3,344	4,651

Gross profit from operations	752	954
General and administrative expenses	(1,911)	(2,586)
Restructuring costs	(50)	(10)
Operating loss	(1,209)	(1,642)
Interest expense, net	(41)	(51)
Gain on debt extinguishment	-	4
Change in warrant liabilities	(68)	108
Loss from continuing operations before income taxes	(1,318)	(1,581)
Income tax expense	(8)	(7)
Loss from continuing operations	(1,326)	(1,588)
Income (loss) from discontinued operations	1,022	(82)
Net loss	$ (304)	$ (1,670)

Loss per share continuing operations - basic and diluted	$ (0.05)	$ (0.33)
Income (loss) per share discontinued operations - basic and diluted	0.04	(0.02)
Total loss per share - basic and diluted	$ (0.01)	$ (0.35)

Weighted average common shares outstanding - basic and diluted	25,512	4,687
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31
In thousands	2013	2012

Net loss	$ (304)	$ (1,670)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(85)	79
Total other comprehensive (loss) income, net of tax	(85)	79
Comprehensive loss	$ (389)	$ (1,591)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
In thousands	2013	2012
Cash flows from operating activities
Net loss	$ (304)	$ (1,670)
(Income) loss from discontinued operations	(1,022)	82
Loss from continuing operations	(1,326)	(1,588)
Adjustment to reconcile net loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	902	996
Stock compensation expense	-	4
Gain on debt extinguishment	-	(4)
Change in warrant liabilities	68	(108)
Changes in operating assets and liabilities:
Receivables	106	(351)
Inventories	(288)	1
Prepaidsand other assets	(239)	(81)
Accounts payable and accrued liabilities	95	1,305
Deferred pension liability and other	142	141
Net cash (used in) provided by operating activities	(540)	315
Cash flows from investing activities
Equipment manufactured for rental	-	(239)
Purchases of property, plant and equipment	(93)	(48)
Net cash used in investing activities	(93)	(287)
Cash flows from financing activities
Payments of long-term debt	(314)	(414)
Net cash used in financing activities	(314)	(414)
Cash flows from discontinued operations
Cash used in operating activities of discontinued operations	(53)	(55)
Cash provided by investing activities of discontinued operations	1,766	17
Cash (used in) provided by financing activities of discontinued operations	(1,723)	5
Net cash used in discontinued operations	(10)	(33)
Net decrease in cash and cash equivalents	(957)	(419)
Cash and cash equivalents at beginning of year	1,164	1,109
Cash and cash equivalents at end of period	$ 207	$ 690
Supplemental disclosure of cash flow information:
Interest paid	$ 38	$ 51
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Note 1 –  Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the March 31, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Condensed Consolidated Balance Sheet at December 31, 2012 is derived from the December 31, 2012 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and they are disclosed in Note 14 – Subsequent Events.

Recent Accounting Pronouncements:  In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill Impairment” (“ASU 2011-08”).  ASU 2011-08 is intended to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more-likely-than-not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted the provisions of this update at the beginning of our 2012 fourth quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite lived intangible assets. The adoption of ASU 2011-08 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations. Further, the Company’s obligations under its pension plan exceeded plan assets by $6.4 million at March 31, 2013 and the Company has $1.7 million due under its pension plan over the next 12 months. Additionally, if the Company is unable to cure the defaults on the Debentures and the Notes, the Debentures and the Notes could be called and be immediately due. If the Debentures and Notes are called, the Company would need to obtain new financing.  There can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company.  If the debt is called and new financing cannot be arranged, it is unlikely that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 8 - Long-Term Debt for further details.

Of these fixed cash obligations, subsequent to the end of the quarter, using cash on hand and through raising cash from the financing of future receivables, the Company has paid off the $700,000 balance due on the Credit Agreement and has made a $218,000 payment to the Company’s pension.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures on the same terms as previously offered in our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.

Note 3 - Plan of Restructuring

The Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  In November 2011, $9.0 million principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged, the Company issued 2.2 million shares of Common Stock in exchange for the Notes and the Company recorded a gain of $8.8 million on debt extinguishment of principal and accrued interest on the Notes and Debentures.  The offer expired in 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  No Notes or Debentures were exchanged in 2013.  In the three months ended March 31, 2012, the Company recorded a gain of $4,000 on debt extinguishment of principal and accrued interest on an additional $5,000 principal amount of the Debentures that were exchanged.

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

R.F. Lafferty & Co., Inc. (the “Placement Agent”), a FINRA registered broker-dealer, was engaged as Placement Agent in connection with the Offering.  The Placement Agent was paid fees based upon a maximum of an $8.0 million raise.  Such fees consisted of a cash fee in the amount of $200,000, a one year note for $200,000 at a 4.00% rate of interest and three-year warrants to purchase 24 Units (the “Placement Agent Warrants”).  The A Warrants issuable upon exercise of the Placement Agent Warrants and the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants are substantially the same as the A Warrants and B Warrants sold in the Offering, except that they have the following exercise periods: (i) the A Warrants issuable upon exercise of the Placement Agent Warrants shall be exercisable for a period of two years from the date of exercise of the Placement Agent Warrants; and (ii) the B Warrants issuable upon exercise of the A Warrants underlying the Placement Agent Warrants shall be exercisable for a period equal to the longer of three years from the Closing Date or one year from the date of exercise of the A Warrants underlying the Placement Agent Warrants.  The Placement Agent Warrants are exercisable at a price of $0.50 per share, and the A Warrants and B Warrants issuable upon exercise of the Placement Agent Warrants will be exercisable at a price of $0.20 per share in the case of the A Warrants and $0.50 per share in the case of the B Warrants, on the same terms as provided in the A Warrants and B Warrants sold in the Offering.

The net proceeds of the Offering were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2.0 million; (2) a cash settlement to holders of the Debentures in the amount of $72,000; (3) payment of the Company’s outstanding term loan with the senior lender in the amount of $321,000 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement.  Any net proceeds of the Offering remaining after payment to holders of the Notes, the Debentures and the senior lender were used for working capital and other general corporate purposes.

The investors who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of December 31, 2012, the investors have 4,165,000 warrants to purchase shares of our Common Stock issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 4,165,000 B Warrants underlying the A Warrants and 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes.  See Note 7 – Warrant Liabilities.

In the second quarter of 2010, the Company began its restructuring plan by reducing operating costs. The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 results included a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan. The 2011 actions included the elimination of approximately 30 additional positions. The 2011 results included an additional restructuring charge of $164,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The 2012 actions included the elimination of approximately 8 additional positions. The 2012 results included an additional restructuring charge of $415,000 consisting of employee severance pay and other fees directly related to the restructuring plan. The 2013 actions include the elimination of approximately 18 additional positions. The 2013 results include an additional restructuring charge of $50,000 consisting of employee severance pay and other fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations. We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2013 and the remaining accrued balance of restructuring costs as of March 31, 2013 which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31, 2012	Provision	Payments and Other Adjustments	Balance March 31, 2013
Severance costs (1)	$181	$40	$59	$162
Other fees	24	10	34	-
	$205	$50	$93	$162

(1) Represents salaries for employees separated from the Company.

The following table shows, by reportable segment, the restructuring costs incurred for the three months ended March 31, 2013 and the remaining accrued balance of restructuring costs as of March 31, 2013:

	Balance December 31, 2012	Provision	Payments and Other Adjustments	Balance March 31, 2013
Digital display sales	$158	$ 1	$54	$105
Digital display lease and maintenance	47	49	39	57
	$205	$50	$93	$162

Note 4 – Discontinued Operations

The Company has accounted for the Real Estate Division as discontinued operations and, accordingly, has restated all prior period information.

On February 26, 2013, the Company completed a short sale of its real estate rental property located in Santa Fe, New Mexico for a purchase price of $1.6 million since it did not relate to the core business of the Company. As of December 31, 2012, the assets had a book value of $734,000 and the Company had a $1.7 million mortgage on the property at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2012, payable in monthly installments, which matured December 12, 2012.  As a result of the sale, the mortgage was satisfied and a gain on the sale of assets of $1.1 million was recorded in the three months ended March 31, 2013.

On April 4, 2012, the Company sold its land located in Silver City, New Mexico since it did not relate to the core business of the Company.  An asset impairment charge of $224,000 was recorded in 2011 and an additional loss on the sale of assets of $7,000 was recorded in the three months ended March 31, 2012.

The assets and liabilities associated with discontinued operations and the related results of operations have been reclassified in the condensed consolidated financial statements as discontinued operations.

The following table presents the financial results of the discontinued operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31

In thousands, except per share data	2013	2012
Revenues	$ 3	$ 18
Cost of revenues	13	16
Gross profit	(10)	2
General and administrative expenses	(2)	(15)
Operating loss	(12)	(13)
Interest expense, net	(18)	(62)
Gain (loss) on sale of assets	1,052	(7)
Income (loss) from discontinued operations	1,022	(82)
Income (loss) per share discontinued operations – basic and diluted	$ 0.04	$ (0.02)

There are no remaining assets or liabilities to be reported as discontinued operations as of March 31, 2013.  The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2012:

In thousands	December 31 2012
Prepaids and other assets	$ -
Property and equipment, net	734
Other assets	1
Total assets associated with discontinued operations	$ 735

Current liabilities	$ 1,764
Long-term liabilities	3
Total liabilities associated with discontinued operations	$ 1,767

Note 5 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy. Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $84,000 and $55,000 at March 31, 2013, respectively, and $210,000 and $55,000 at December 31, 2012, respectively. The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $247,000 and $33,000, respectively, at March 31, 2013 and December 31, 2012. The fair value of the Company’s remaining long-term debt approximates its carrying value of $1.2 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively.

Note 6 –Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	March 31 2013	December 31 2012
Raw materials	$1,955	$1,644
Work-in-progress	376	393
Finished goods	448	431
	$2,779	$2,468

Note 7 –Warrant Liabilities

As part of the Company’s restructuring plan, see Note 3 – Plan of Restructuring, the Company issued 4,165,000 one-year warrants (the “A Warrants”). The expiration date of the A Warrants was subsequently extended until July 31, 2013.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share. Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share. The aggregate number of A Warrants and B Warrants to which the holders are entitled is 8,330,000.

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

In connection with a private placement of $650,000 of 4.00% notes in 2011, the Company issued 1,000,000 five-year warrants to the subscriber.  Each warrant entitles the subscriber to purchase one share of the Company’s Common Stock at an exercise price of $0.10 per share.

All the warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants. Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis. The Company recorded a non-cash charge of $68,000 in the three months ended March 31, 2013 and a non-cash gain of $108,000 in the three months ended March 31, 2012 related to changes in the value of the warrants issued in the Offering, to the Placement Agent and to the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Condensed Consolidated Statements of Operations.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.50 per share. In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share. Each of these warrant issuances is subject to shareholder approval at the 2013 Annual Meeting.

Note 8 – Long-Term Debt

As of March 31, 2013, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to all Senior Indebtedness of the Company.

As of March 31, 2013, the Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered. $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constituted an event of default under the Indenture governing the Debentures. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000. The Credit Agreement was repaid in June 2013, see Note 14 – Subsequent Events. The Debentures are subordinate to all Senior Indebtedness of the Company.

The Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $700,000, based on eligible accounts receivable and inventory, at a variable rate of interest of Prime plus 2.00%, (5.25% at March 31, 2013), which was due to mature on March 31, 2013. Subsequent to the end of the quarter, the Company paid off the revolving loan in full and the Credit Agreement has been satisfied. As of March 31, 2013, the Company has drawn $700,000 against the revolving loan facility, leaving none available for additional borrowing. The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures. As of December 31, 2012, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $6.5 million ($2.7 million at December 31, 2012) which the senior lender waived. In addition, the senior lender has waived the defaults on the Notes and the Debentures. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions. The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

The Company has a $498,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

Note 9 –Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2013	2012
Interest cost	$ 130	$ 130
Expected return on plan assets	(110)	(110)
Amortization of net actuarial loss	121	121
Net periodic pension cost	$ 141	$ 141

As of March 31, 2013, the Company has recorded a current pension liability of $1.4 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.1 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2013 is expected to be $1.4 million.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value.The fair values of these assets are determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its mutual stock funds using quoted market prices, a Level 1 or an observable input, and the guaranteed investment contracts and equity and index funds, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of March 31, 2013:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$1,764	$ -	$1,764
Mutual stock funds	1,135	-	-	1,135
Equity and index funds	-	3,281	-	3,281
Total pension plan assets	$1,135	$5,045	$ -	$6,180

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009 and 2010 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  If the 2012 waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  The senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have.  At this time, the Company is expecting to make its required contributions for the 2013 plan year; however there is no assurance that the Company will be able to make any or all of such payments.

Note 10 – Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Condensed Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black- Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and forfeiture rate.

The Company did not issue any stock options during the three months ended March 31, 2013 and 2012.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	6,500	5.57
Granted	-	-
Exercised	-	-
Terminated	5,000	7.00
Outstanding at end of period	1,500	0.78	2.8
Vested and expected to vest at end of period	1,500	0.78	2.8	-
Exercisable at end of period	1,500	0.78	2.8	-

Note 11 –  Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At March 31, 2013, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive. At March 31, 2013 and 2012, there were outstanding stock options to purchase 1,500 and 9,500 shares of Common Stock, respectively, which were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive.

Note 12 –  Legal Proceedings and Claims

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

Note 13 –  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance of the business.

The Company evaluates segment performance and allocates resources based upon operating income. The Company’s operations are managed in two reportable business segments: Digital display sales and Digital display lease and maintenance. Both design and produce large-scale, multi-color, real-time digital displays and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States. The Company also has operations in Canada.The Digital display sales segment sells equipment and the Digital display lease and maintenance segment leases and maintains equipment.Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues for 2013 and 2012. The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells. The foreign operation operates similarly to the domestic operation and has similar profit margins. Foreign assets are immaterial.

Information about the Company’s continuing operations in its two business segments for the three months ended March 31, 2013 and 2012 is as follows:

In thousands	2013	2012
Revenues:
Digital display sales	$ 2,451	$ 3,837
Digital display lease and maintenance	1,645	1,768
Total revenues	$ 4,096	$ 5,605
Operating (loss) income:
Digital display sales	$(1,008)	$(1,141)
Digital display lease and maintenance	262	217
Corporate general and administrative expenses	(463)	(718)
Total operating loss	(1,209)	(1,642)
Interest expense, net	(41)	(51)
Gain on debt extinguishment	-	4
Change in warrant liabilities	(68)	108
Loss from continuing operations before income taxes	(1,318)	(1,581)
Income tax expense	(8)	(7)
Loss from continuing operations	$(1,326)	$(1,588)

Note 14 - Subsequent Events

On April 8, 2013, the Board of Directors approved, the issuance to one board member, Jean Firstenberg, of warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share, subject to shareholder approval at the 2013 Annual Meeting.

On April 18, 2013, board member Elliot Sloyer informed the Board of Directors that he will be retiring from the board at the end of his current term, which ends at the 2013 Annual Meeting.

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

The Digital display sales segment includes worldwide revenues and related expenses from the sales of both indoor and outdoor digital display signage and LED lighting solutions. This segment includes the financial, government/private, gaming, scoreboards and outdoor advertising markets.The Digital display lease and maintenance segment includes worldwide revenues and related expenses from the lease and maintenance of both indoor and outdoor digital display signage. This segment includes the lease and maintenance of digital display signage across all markets.

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. As a result, our short-term business focus has been to preserve our liquidity position. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.4 million at December 31, 2012 and the Company has a significant amount due to their pension plan due over the next 12 months. In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200. In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan (iii) make the required sinking fund payments on the Debentures and (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues for the three months ended March 31, 2013 decreased $1.5 million or 26.9% to $4.1 million from $5.6 million for the three months ended March 31, 2012, primarily due to a decrease in Digital display sales.

Digital display sales revenues decreased $1.4 million or 36.1%, primarily in the LED lighting and catalog scoreboard markets.

Digital display lease and maintenance revenues decreased $123,000 or 7.0%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues as well. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2013 decreased $433,000 to $1.2 million from $1.6 million for the three months ended March 31, 2012, principally due to a decrease in general and administrative expenses, offset by the decrease in revenues.

Digital display sales operating loss decreased $133,000 or 11.7%, primarily as a result of a decrease in general and administrative expenses, offset by the decrease in revenues. The cost of Digital display sales decreased $1.1 million or 34.8%, primarily due to the decrease in revenues.  The cost of Digital display sales represented 84.8% of related revenues in 2013 compared to 83.1% in 2012.  Digital display sales general and administrative expenses decreased $408,000 or 22.8%, primarily due to a reduction of consultant marketing expenses.

Digital display lease and maintenance operating income increased $45,000 or 20.7%, primarily as a result of a decrease in the cost of Digital display lease and maintenance, offset by the decrease in revenues and an increase in general and administrative expenses. The cost of Digital display lease and maintenance decreased $196,000 or 13.4%, primarily due to a $110,000 decrease in depreciation expense and an $88,000 decrease in field service costs to maintain the displays. The cost of Digital display lease and maintenance revenues represented 76.9% of related revenues in 2013 compared to 82.6% in 2012. The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. Digital display lease and maintenance general and administrative expenses increased $28,000 or 31.1%, primarily due to an increase in bad debt expense.

Corporate general and administrative expenses decreased $255,000 or 35.5%, primarily due to an $80,000 gain on Canadian currency exchange in 2013 compared to a loss of $83,000 on Canadian currency exchange in 2012, as well as a decrease in payroll and benefits.

Net interest expense decreased $10,000 or 19.6%, primarily due to the reduction in long-term debt, offset by an increase in amortization of prepaid financing costs.

The gain on debt extinguishment in 2012 is attributable to an exchange of the 9½% Debentures. See Note 8 to the condensed consolidated financial statements – Long-Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan. See Note 7 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the three months ended March 31, 2013 and 2012 was 0.6% and 0.4%, respectively. Both the 2013 and 2012 tax rate are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses. The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $1.3 million in the three months ended March 31, 2013 and has a working capital deficiency of $7.1 million as of March 31, 2013. The 2013 results include a $68,000 charge for marking the warrants to market value.  See Note 3 to the Condensed Consolidated Financial Statements – Plan of Restructuring.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. As a result, we have experienced a decline in our sales and lease and maintenance bases. The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. Management believes that its current cash resources and cash provided by continuing operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of continuing operations of $540,000 for the three months ended March 31, 2013 and generated cash from operating activities of continuing operations of $315,000 for the three months ended March 31, 2012. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents decreased $1.0 million in the three months ended March 31, 2013.  The decrease is primarily attributable to cash used in operating activities of continuing operations of $540,000, payments on the Revolving Credit facility of $300,000 and investment in property, plant and equipment of $93,000.The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable. Cash and cash equivalents decreased $419,000 in the three months ended March 31, 2012.  The decrease was primarily attributable to payments on the Revolving Credit facility of $400,000, investment in equipment manufactured for rental of $239,000 and investment in property, plant and equipment of $48,000, offset by cash provided by operating activities of continuing operations of $315,000.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company’s long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2013 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2013 for the remainder of 2013 and over the next four fiscal years:

In thousands	Remainder of 2013	2014	2015	2016	2017 and thereafter
Long-term debt, including interest	$2,530	$ 89	$ 400	$ -	$ -
Pension plan payments	1,445	1,108	784	571	396
Employment agreement obligations	206	275	34	-	-
Estimated warranty liability	84	82	59	40	23
Operating lease payments	273	64	54	41	-
Total	$4,538	$1,618	$1,331	$652	$419

Of these fixed cash obligations for debt, subsequent to the end of the quarter, $700,000 has been repaid on the Revolving Credit Facility through June 2013 as discussed below in the Receivable Financing and Revolving Credit Facility sections and $1.8 million, including interest, of Notes and Debentures remain outstanding with consideration of an offer by the Company to settle in accordance with the Company’s restructuring offer made in November 2011 for $280,000 as discussed in the Restructuring Plan and Preferred Stock Offering section below.  The Company paid $218,000 of the 2013 pension obligation with a portion of the proceeds from the Receivable Financing as discussed in the Pension Plan Contributions section below.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.

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

Other Long-Term Debt

The Company has a $498,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

The Company had a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico, which matured December 12, 2012.  On February 26, 2013, the property was sold and the mortgage was satisfied.

Revolving Credit Facility

As of March 31, 2013, the Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $700,000, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, (5.25% at March 31, 2013), which was due to mature on March 31, 2013. Subsequent to the end of the quarter, the Company paid off the revolving loan in full and the Credit Agreement has been satisfied.  As of March 31, 2013, the Company had drawn $700,000 against the revolving loan facility, leaving none available for additional borrowing. The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  As of March 31, 2013, the Company was in compliance with the foregoing financial covenants, but was not in compliance with the minimum tangible net worth ratio of not less than $2.5 million ($2.4 million at March 31, 2013), which the senior lender waived. In addition, the senior lender has waived the defaults on the Notes and the Debentures, but in the event that the holders of the Notes or the Debentures or trustees declare a default and begin to exercise any of their rights or remedies in connection with the non-payment defaults, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. In addition, the senior lender has waived the default of non-payment of certain pension plan contributions, but in the event that any government agency takes any enforcement action or otherwise exercises any rights or remedies it may have, this shall constitute a separate and distinct event of default and the senior lender may exercise any and all rights or remedies it may have. The Credit Agreement was settled in June 2013. The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

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

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011. The Company issued 2.2 million shares of Common Stock in exchange for the Notes. The Company recorded gains of $60,000 in the six months ended June 30, 2012 ($0.00 per share, basic and diluted) and $8.8 million ($3.21 per share, basic and diluted) in the year ended December 31, 2011 on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

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

The net proceeds of the Offering in 2011 were used to fund the restructuring of the Company’s outstanding debt, which included: (1) a cash settlement to holders of the Notes in the amount of $2.0 million; (2) a cash settlement to holders of the Debentures in the amount of $72,000; (3) payment of the balance of the Company’s outstanding term loan with the senior lender in the amount of $321,000 and (4) payment of $1.0 million on the Company’s outstanding revolving loan with the senior lender under the Credit Agreement. The net proceeds of the Offering remaining after payment to holders of the Notes and the Debentures and the senior lender were used for working capital and other general corporate purposes.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan. The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced. The 2009 and 2010 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.The March 2013 waiver request would defer $871,000 of the minimum funding standard for the 2012 plan year. If this waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions. In 2012, the Company made $559,000 of contributions to the plan. At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $218,000 of contributions; however there is no assurance that the Company will be able to make any or all of such remaining payments. As of March 31, 2013, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company’s fixed rate long-term debt is disclosed in Note 5 to the condensed consolidated financial statements – Fair Value. A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $7,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $347,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. At March 31, 2013, the Company did not hold any derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting, that occurred in the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults upon Senior Securities

As disclosed in Note 8 to the condensed consolidated financial statements – Long-Term Debt, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered. $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The Notes are subordinate to all Senior Indebtedness of the Company. At March 31, 2013, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 8 to the condensed consolidated financial statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The Debentures are subordinate to all Senior Indebtedness of the Company. At March 31, 2013, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

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

TRANS-LUX CORPORATION

                 (Registrant)

by  /s/  Todd Dupee

Todd Dupee

Vice President and

Chief Financial Officer

by  /s/  Jay Forlenzo

Jay Forlenzo

Vice President and Controller

Date:  July 2, 2013