Form 10-Q
period 2013-06-30
TRANS LUX CORP
filed 2013-08-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                No      X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Date                                                                Class                                                  Shares Outstanding

08/13/13                                      Common Stock - $0.001 Par Value                                        25,920,424

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
In thousands, except share data	2013	2012
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$188	$1,164
Receivables, less allowance of $172 - 2013 and $64 - 2012	2,036	1,923
Inventories	2,737	2,468
Prepaids and other	1,004	572
Assets associated with discontinued operations (see Note 4)	0	735
Total current assets	5,965	6,862
Rental equipment	38,499	38,442
Less accumulated depreciation	27,205	25,532
	11,294	12,910
Property, plant and equipment	2,620	2,435
Less accumulated depreciation	1,353	1,264
	1,267	1,171
Goodwill	744	744
Other assets	421	395
TOTAL ASSETS	$19,691	$22,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,665	$1,135
Accrued liabilities	8,593	7,777
Current portion of long-term debt	1,489	2,487
Warrant liabilities	703	1,367
Liabilities associated with discontinued operations (see Note 4)	-	1,767
Total current liabilities	12,450	14,533
Long-term debt:
Notes payable	425	455
Deferred pension liability and other	5,957	5,014
Total liabilities	18,832	20,002
Stockholders' equity
Common - $0.001 par value - 60,000,000 shares authorized, 25,895,424 shares issued in 2013 and 2012	26	26
Additional paid-in-capital	23,804	23,804
Accumulated deficit	(15,835)	(14,808)
Accumulated other comprehensive loss	(4,073)	(3,879)
Treasury stock - at cost - 383,596 common shares in 2013 and 2012	(3,063)	(3,063)
Total stockholders' equity	859	2,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,691	$22,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share data	2013	2012	2013	2012
Revenues:
Digital display sales	$3,287	$5,014	$5,738	$8,851
Digital display lease and maintenance	1,500	1,822	3,145	3,590
Total revenues	4,787	6,836	8,883	12,441

Cost of revenues:
Cost of digital display sales	2,478	3,820	4,557	7,010
Cost of digital display lease and maintenance	1,248	1,496	2,513	2,957
Total cost of revenues	3,726	5,316	7,070	9,967

Gross profit from operations	1,061	1,520	1,813	2,474
General and administrative expenses	(2,120)	(2,368)	(4,031)	(4,954)
Restructuring costs	1	(163)	(49)	(173)
Operating loss	(1,058)	(1,011)	(2,267)	(2,653)
Interest expense, net	(42)	(43)	(83)	(94)
Loss on sale of receivables	(348)	-	(348)	-
Gain on debt extinguishment	-	56	-	60
Change in warrant liabilities	732	1,789	664	1,897
(Loss) income from continuing operations before income taxes	(716)	791	(2,034)	(790)
Income tax expense	(8)	(7)	(16)	(14)
(Loss) income from continuing operations	(724)	784	(2,050)	(804)
Income (loss) from discontinued operations	1	(45)	1,023	(127)
Net (loss) income	$(723)	$739	$(1,027)	$(931)

(Loss) income per share continuing operations - basic and diluted	$(0.03)	$0.13	$(0.08)	$(0.16)
Income (loss) per share discontinued operations - basic and diluted	-	-	0.04	(0.02)
Total (loss) income per share - basic and diluted	$(0.03)	$0.13	$(0.04)	$(0.18)

Weighted average common shares outstanding - basic and diluted	25,512	5,831	25,512	5,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands	2013	2012	2013	2012

Net (loss) income	$(723)	$739	$(1,027)	$(931)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(109)	(61)	(194)	18
Total other comprehensive (loss) income, net of tax	(109)	(61)	(194)	18
Comprehensive (loss) income	$(832)	$678	$(1,221)	$(913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30
In thousands	2013	2012
Cash flows from operating activities
Net loss	$(1,027)	$(931)
(Income) loss from discontinued operations	(1,023)	127
Loss from continuing operations	(2,050)	(804)
Adjustment to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,809	2,000
Loss on receivable financing	348	-
Stock compensation expense	-	3
Gain on debt extinguishment	-	(60)
Change in warrant liabilities	(664)	(1,897)
Changes in operating assets and liabilities:
Receivables	(88)	(570)
Inventories	(269)	21
Prepaids and other assets	(436)	237
Accounts payable and accrued liabilities	701	831
Deferred pension liability and other	65	283
Net cash (used in) provided by operating activities	(584)	44
Cash flows from investing activities
Equipment manufactured for rental	(57)	(369)
Purchases of property, plant and equipment	(185)	(62)
Net cash used in investing activities	(242)	(431)
Cash flows from financing activities
Payments of long-term debt	(1,028)	(38)
Proceeds from long-term debt	-	100
Proceeds from receivable financing	887	-
Net cash (used in) provided by financing activities	(141)	62
Cash flows from discontinued operations
Cash used in operating activities of discontinued operations	(779)	(127)
Cash provided by investing activities of discontinued operations	2,493	716
Cash used in financing activities of discontinued operations	(1,723)	(660)
Net cash used in discontinued operations	(9)	(71)
Net decrease in cash and cash equivalents	(976)	(396)
Cash and cash equivalents at beginning of year	1,164	1,109
Cash and cash equivalents at end of period	$188	$713
Supplemental disclosure of cash flow information:
Interest paid	$57	$114
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Note 1 –  Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the June 30, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Condensed Consolidated Balance Sheet at December 31, 2012 is derived from the December 31, 2012 audited financial statements.

There have been no material changes in our significant accounting policies during the six months ended June 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and they are disclosed in Note 14 – Subsequent Events.

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

Management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations.  Further, the Company’s obligations under its pension plan exceeded plan assets by $6.5 million at June 30, 2013 and the Company has $1.7 million due under its pension plan over the next 12 months.  Additionally, if the Company is unable to cure the defaults on the Debentures and the Notes, the Debentures and the Notes could be called and be immediately due.  If the Debentures and Notes are called, the Company would need to obtain new financing.  There can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company.  If the debt is called and new financing cannot be arranged, it is unlikely that the Company will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 8 - Long-Term Debt for further details.

Subsequent to the end of the quarter, using cash on hand and through raising cash from the sale of certain receivables, the Company has made a $218,000 payment to the Company’s pension plan.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures on the same terms as previously offered in our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.

Note 3 - Plan of Restructuring

In 2011, the Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes, among other senior claims.  In November 2011, $9.0 million principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 2.2 million shares of Common Stock in exchange for the Notes and the Company recorded a gain of $8.8 million on debt extinguishment of principal and accrued interest on the Notes and Debentures during the year ended December 31, 2011.  The offer expired in 2011, but the Company continues to consider further exchanges of the Notes and Debentures on the same terms as previously offered.  No Notes or Debentures have been exchanged in 2013.  In the six months ended June 30, 2012, the Company recorded gains of $56,000 and $4,000 on debt extinguishment of principal and accrued interest on an additional $57,000 principal amount of the Notes and $5,000 principal amount of the Debentures that were exchanged, respectively.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 20,825,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 50,000 shares of the Company’s Common Stock, and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  The expiration date of the A Warrants was subsequently extended until August 16, 2013.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

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

The investors who own a substantial number of warrants to purchase our Common Stock will have substantial influence over the vote on key matters requiring stockholder approval.  As of June 30, 2013, the investors have 4,165,000 warrants to purchase shares of our Common Stock issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 4,165,000 B Warrants underlying the A Warrants and 2,680,000 warrants held by the Placement Agent and the subscriber in connection with the sale of $650,000 of 4.00% secured notes.  See Note 7 – Warrant Liabilities.

In the second quarter of 2010, the Company began its restructuring plan by reducing operating costs. The 2010 actions included the elimination of approximately 50 positions from our operations and the closing of our Stratford, Connecticut manufacturing facility.  The 2010 results included a restructuring charge of $1.1 million consisting of employee severance pay, facility closing costs representing primarily lease termination and asset write-off costs, and other fees directly related to the restructuring plan.  The 2011 actions included the elimination of approximately 30 additional positions.  The 2011 results included an additional restructuring charge of $164,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The 2012 actions included the elimination of approximately 8 additional positions.  The 2012 results included an additional restructuring charge of $415,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The 2013 actions include the elimination of approximately 18 additional positions.  The 2013 results include an additional restructuring charge of $49,000 consisting of employee severance pay and other fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, Restructuring costs, in the Condensed Consolidated Statements of Operations.  We expect that the majority of these costs will be paid over the next 12 months.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 30, 2013 and the remaining accrued balance of restructuring costs as of June 30, 2013 which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31, 2012		Payments and Other Adjustments	Balance June 30, 2013
		Provision
Severance costs (1)	$181	$40	$133	$88
Other fees	24	9	33	-
	$205	$49	$166	$88

(1) Represents salaries for employees separated from the Company.

The following table shows, by reportable segment, the restructuring costs incurred for the six months ended June 30, 2013 and the remaining accrued balance of restructuring costs as of June 30, 2013:

	Balance December 31, 2012		Payments and Other Adjustments	Balance June 30, 2013
		Provision
Digital display sales	$158	$1	$94	$65
Digital display lease and maintenance	47	48	72	23
	$205	$49	$166	$88

Note 4 – Discontinued Operations

The Company has accounted for the Real Estate Division as discontinued operations and, accordingly, has restated all prior period information.

On February 26, 2013, the Company completed a short sale of its real estate rental property located in Santa Fe, New Mexico for a purchase price of $1.6 million since it did not relate to the core business of the Company.  As of December 31, 2012, the assets had a book value of $734,000 and the Company had a $1.7 million mortgage on the property at a variable rate of interest of Prime, with a floor of 6.75%, which was the interest rate in effect at December 31, 2012, payable in monthly installments, which matured December 12, 2012.  As a result of the sale, the mortgage was satisfied and a gain on the sale of assets of $1.1 million was recorded in the six months ended June 30, 2013.

On April 4, 2012, the Company sold its land located in Silver City, New Mexico for a purchase price of $725,000 since it did not relate to the core business of the Company.  An asset impairment charge of $224,000 was recorded in 2011 and an additional loss on the sale of assets of $7,000 was recorded in the six months ended June 30, 2012.

The assets and liabilities associated with these disposals and the related results of operations have been reclassified in the condensed consolidated financial statements as discontinued operations.

The following table presents the financial results of the discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30		Six months ended June 30
In thousands, except per share data	2013	2012	2013	2012
Revenues	$-	$13	$3	$31
Cost of revenues	(1)	15	12	31
Gross profit	1	(2)	(9)	-
General and administrative expenses	-	(12)	(2)	(27)
Operating income (loss)	1	(14)	(11)	(27)
Interest expense, net	-	(31)	(18)	(93)
Gain (loss) on sale of assets	-	-	1052	(7)
Income (loss) from discontinued operations	1	(45)	1023	(127)
Income (loss) per share discontinued operations – basic and diluted	$0.00	$0.00	$0.04	$(0.02)

There are no remaining assets or liabilities to be reported as discontinued operations as of June 30, 2013.  The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Condensed Consolidated Balance Sheet as of December 31, 2012:

In thousands	December 31 2012
Prepaids and other assets	$-
Property and equipment, net	734
Other assets	1
Total assets associated with discontinued operations	$735
Current liabilities	$1,764
Long-term liabilities	3
Total liabilities associated with discontinued operations	$1,767

Note 5 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $33,000 and $55,000 at June 30, 2013, respectively, and $210,000 and $55,000 at December 31, 2012, respectively.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes and Debentures, using observable inputs, was $247,000 and $33,000, respectively, at June 30, 2013 and December 31, 2012.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $484,000 and $1.5 million at June 30, 2013 and December 31, 2012, respectively.

Note 6 –  Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	June 30, 2013	December 31, 2013
Raw materials	$1,890	$1,644
Work-in-progress	377	393
Finished goods	470	431
	$2,737	$2,468

Note 7 –  Warrant Liabilities

As part of the Company’s restructuring plan, see Note 3 – Plan of Restructuring, the Company issued 4,165,000 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until August 16, 2013.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share.  Each B Warrant shall entitle the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.  The aggregate number of A Warrants and B Warrants to which the holders are entitled is 8,330,000.

In connection with the Offering, the Company issued 1,200,000 three-year warrants (the “Placement Agent Warrants”).  Upon the exercise of these Placement Agent Warrants, the Company will issue 240,000 A Warrants to the Placement Agent and upon the exercise of these A Warrants, the Company will issue 240,000 B Warrants to the Placement Agent.  The aggregate number of Placement Agent Warrants, A Warrants and B Warrants to which the Placement Agent is entitled is 1,680,000.  Each Placement Agent Warrant entitles the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share and a two-year A Warrant.  Each A Warrant entitles the Placement Agent to purchase one share of the Company’s Common Stock and a three-year B Warrant at an exercise price of $0.20 per share.  Each B Warrant shall entitle the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

In connection with a private placement of $650,000 of 4.00% notes in 2011, the Company issued 1,000,000 five-year warrants to the subscriber.  Each warrant entitles the subscriber to purchase one share of the Company’s Common Stock at an exercise price of $0.10 per share.

The foregoing warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, the warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded non-cash gains of $732,000 and $664,000 for the three and six months ended June 30, 2013, respectively, and non-cash gains of $1.8 million and $1.9 million for the three and six months ended June 30, 2012, respectively, related to changes in the fair market value of the warrants issued in the Offering, to the Placement Agent and to the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in Change in warrant liabilities in the Condensed Consolidated Statements of Operations.

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Agreement”) and financed the future receivables relating to certain lease contracts.  In connection with the Agreement, the Company issued warrants to purchase 180,000 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $0.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and are not accounted for on a liability basis.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per share.  Each of these warrant issuances is subject to shareholder approval at the Company’s 2013 Annual Meeting of Shareholders.

Note 8 – Long-Term Debt

As of June 30, 2013, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to all Senior Indebtedness of the Company.

As of June 30, 2013, the Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The Debentures are subordinate to all Senior Indebtedness of the Company.

The Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $599,000, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, which was due to mature on June 30, 2013.  On June 11, 2013, the Company paid off the balance on the revolving loan and the Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

The Company has a $484,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

Note 9 –  Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

	Three months ended June 30		Six months ended June 30
In thousands	2013	2012	2013	2012
Interest cost	$130	$130	$260	$260
Expected return on plan assets	(110)	(110)	(220)	(220)
Amortization of net actuarial loss	121	121	242	242
Net periodic pension cost	$141	$141	$282	$282

As of June 30, 2013, the Company has recorded a current pension liability of $1.4 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.1 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2013 is expected to be $1.4 million. Subsequent to the end of the quarter, the Company made its regularly scheduled $218,000 payment toward the 2013 pension obligation.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of June 30, 2013:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$-	$1,971	$-	$1,971
Mutual stock funds	1,154	-	-	1,154
Equity and index funds	-	3,212	-	3,212
Total pension plan assets	$1,154	$5,183	$-	$6,337

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

The Company did not issue any stock options during the six months ended June 30, 2013 and 2012.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the six months ended June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price ($)	Term (Yrs)	Value ($)
Outstanding at beginning of year	6,500	5.57
Granted	-	-
Exercised	-	-
Terminated	5,000	7.00
Outstanding at end of period	1,500	0.78	2.3
Vested and expected to vest at end of period	1,500	0.78	2.3	-
Exercisable at end of period	1,500	0.78	2.3	-

Note 11 –  Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At June 30, 2013, outstanding warrants convertible into 11,010,000 shares of Common Stock were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive.  At June 30, 2013 and 2012, there were outstanding stock options to purchase 1,500 and 7,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive.

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

Information about the Company’s continuing operations in its two business segments for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2013	2012	2013	2012
Revenues:
Digital display sales	$3,287	$5,014	$5,738	$8,851
Digital display lease and maintenance	1,500	1,822	3,145	3,590
Total revenues	$4,787	$6,836	$8,883	$12,441
Operating (loss) income:
Digital display sales	$(769)	$(369)	$(1,777)	$(1,510)
Digital display lease and maintenance	81	151	343	368
Corporate general and administrative expenses	(370)	(793)	(833)	(1,511)
Total operating loss	(1,058)	(1,011)	(2,267)	(2,653)
Interest expense, net	(42)	(43)	(83)	(94)
Loss on sale of receivables	(348)	-	(348)	-
Gain on debt extinguishment	-	56	-	60
Change in warrant liabilities	732	1,789	664	1,897
(Loss) income from continuing operations before income taxes	(716)	791	(2,034)	(790)
Income tax expense	(8)	(7)	(16)	(14)
(Loss) income from continuing operations	$(724)	$784	$(2,050)	$(804)

Note 14 - Subsequent Events

On July 12, 2013, the Company’s subsidiary, Trans-Lux Midwest Corporation (“Midwest”), entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”), in order to provide financing to the Company.  Under the Agreement, Midwest will sell certain account receivables (the “Accounts”) to Prestige.  Prestige will advance 75% of the face value of the Accounts to Midwest, up to a maximum advance of $2.5 million, with the remainder to be credited to Midwest upon final collection at a discount fee based on the number of days such Accounts remain outstanding.  Under the Agreement, Midwest has granted to Prestige a continuing security interest in and lien upon all accounts and property of Midwest at any time in Prestige’s possession.  The Agreement is for a one year term, and thereafter automatically extends for successive one year periods unless cancelled by either party upon 60 days notice.  The Agreement may also be terminated earlier by Prestige upon 60 days prior notice to Midwest, or by Prestige in the event of a breach of the Agreement or upon the insolvency of Midwest or the Company.  Upon the termination of the Agreement in the event of a breach or insolvency event, all of Midwest’s obligations to Prestige shall become immediately due and payable.  In the event Midwest wishes to terminate the Agreement during the term of the Agreement, Midwest must pay an early termination fee equal to $7,500 per month for each month remaining under any applicable term, however, Prestige has agreed to waive such termination fee in the event Midwest terminates the Agreement at any time after the initial six months of the term of the Agreement.  The Company has guaranteed Midwest’s obligations under the Agreement pursuant to a Guaranty executed by the Company as of July 12, 2013.  Net proceeds of approximately $658,000 and $184,000 were received from Prestige on July 12, 2013 and August 8, 2013, respectively.  The funds were used to make a payment to the Company’s Pension Plan and for working capital purposes.

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

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s pension plan over the next 12 months,  raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Consolidated Financial Statements - Going Concern.

Results of Operations

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total revenues for the six months ended June 30, 2013 decreased $3.6 million or 28.6% to $8.9 million from $12.4 million for the six months ended June 30, 2012, primarily due to a decrease in Digital display sales.

Digital display sales revenues decreased $3.1 million or 35.2%, primarily in the LED lighting and catalog scoreboard markets.

Digital display lease and maintenance revenues decreased $445,000 or 12.4%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues as well. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the six months ended June 30, 2013 decreased $387,000 to $2.3 million from $2.7 million for the six months ended June 30, 2012, principally due to a decrease in general and administrative expenses, offset by the decrease in revenues.

Digital display sales operating loss increased $267,000 or 17.7%, primarily as a result the decrease in revenues, offset by a decrease in general and administrative expenses.  The cost of Digital display sales decreased $2.5 million or 35.0%, primarily due to the decrease in revenues.  The cost of Digital display sales represented 79.4% of related revenues in 2013 compared to 79.2% in 2012.  Digital display sales general and administrative expenses decreased $393,000 or 11.7%, primarily due to a reduction of consultant marketing expenses.

Digital display lease and maintenance operating income decreased $25,000 or 6.8%, primarily as a result of the decrease in revenues and an increase in general and administrative expenses, offset by a decrease in the cost of Digital display lease and maintenance.  The cost of Digital display lease and maintenance decreased $444,000 or 15.0%, primarily due to a $219,000 decrease in depreciation expense and a $225,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 79.9% of related revenues in 2013 compared to 82.4% in 2012.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses increased $24,000 or 9.1%, primarily due to an increase in bad debt expense.

Corporate general and administrative expenses decreased $679,000 or 44.9%, primarily due to an $184,000 gain on Canadian currency exchange in 2013 compared to a loss of $22,000 on Canadian currency exchange in 2012, as well as decreases in payroll and benefits, consulting and restructuring expenses.

Net interest expense decreased $11,000 or 11.7%, primarily due to the reduction in long-term debt, offset by an increase in amortization of prepaid financing costs.

The loss on sale of receivables is attributable to the sale and assignment of certain leases to AXIS Capital, Inc.

The gain on debt extinguishment in 2012 is attributable to exchanges of the 8¼% Notes and 9½% Debentures.  See Note 8 to the condensed consolidated financial statements – Long-Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  See Note 7 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the six months ended June 30, 2013 and 2012 was 1.6% and 1.5%, respectively. Both the 2013 and 2012 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013 decreased $2.0 million or 30.0% to $4.8 million from $6.8 million for the three months ended June 30, 2012, primarily due to a decrease in Digital display sales.

Digital display sales revenues decreased $1.7 million or 34.4%, primarily in the gaming and LED lighting markets.

Digital display lease and maintenance revenues decreased $322,000 or 17.7%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s. The global recession has negatively impacted the lease and maintenance revenues as well. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended June 30, 2013 increased $46,000 to $1.1 million from $1.0 million for the three months ended June 30, 2012, principally due to the decrease in revenues, offset by a decrease in general and administrative expenses.

Digital display sales operating loss increased $400,000 to $769,000 from $369,000, primarily as a result of the decrease in revenues.  The cost of Digital display sales decreased $1.3 million or 35.1%, primarily due to the decrease in revenues.  The cost of Digital display sales represented 75.4% of related revenues in 2013 compared to 76.2% in 2012.  Digital display sales general and administrative expenses increased $15,000 or 1.0%.

Digital display lease and maintenance operating income decreased $70,000 or 46.4%, primarily as a result of the decrease in revenues, offset by a decrease in the cost of Digital display lease and maintenance.  The cost of Digital display lease and maintenance decreased $248,000 or 16.6%, primarily due to a $109,000 decrease in depreciation expense and a $137,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 83.2% of related revenues in 2013 compared to 82.1% in 2012.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $4,000 or 2.3%.

Corporate general and administrative expenses decreased $424,000 or 53.4%, primarily due to a $103,000 gain on Canadian currency exchange in 2013 compared to a gain of $60,000 on Canadian currency exchange in 2012, as well as a decrease in payroll and benefits, consulting and restructuring expenses.

Net interest expense decreased $1,000 or 2.3%, primarily due to the reduction in long-term debt, offset by an increase in amortization of prepaid financing costs.

The loss on sale of receivables is attributable to the sale and assignment of certain leases to AXIS Capital, Inc.

The gain on debt extinguishment in 2012 is attributable to exchanges of the 8¼% Notes.  See Note 8 to the condensed consolidated financial statements – Long-Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  See Note 7 to the condensed consolidated financial statements – Warrant Liabilities.

The effective tax rate for the three months ended June 30, 2013 and 2012 was 1.1% and 0.9%, respectively.  Both the 2013 and 2012 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency. The Company incurred a net loss from continuing operations of $2.0 million in the six months ended June 30, 2013 and has a working capital deficiency of $6.5 million as of June 30, 2013. The 2013 results include a $664,000 gain for marking warrants to market value.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Liabilities.

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

The Company used cash for operating activities of continuing operations of $581,000 for the six months ended June 30, 2013 and generated cash from operating activities of continuing operations of $44,000 for the six months ended June 30, 2012. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents decreased $1.0 million in the six months ended June 30, 2013.  The decrease is primarily attributable to cash used in operating activities of continuing operations of $581,000, payments on the Revolving Credit facility of $1.0 million, investment in equipment manufactured for rental of $57,000 and investment in property, plant and equipment of $185,000, offset by cash provided by proceeds from the receivables financing of $884,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.  Cash and cash equivalents decreased $396,000 in the six months ended June 30, 2012.  The decrease was primarily attributable to the investment in equipment for rental of $369,000, investment in property, plant and equipment of $62,000, scheduled payments of long-term debt of $38,000 and cash used in discontinued operations of $71,000, offset by $100,000 of borrowings on the Revolving Credit facilityfacilityand cash provided by operating activities of continuing operations of $44,000.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2013 for the remainder of 2013 and over the next four fiscal years:

In thousands	Remainder of 2013	2014	2015	2016	2017 and thereafter
Long-term debt, including interest	$1,796	$89	$400	$-	$-
Pension plan payments	1,227	1,108	784	571	396
Employment agreement obligations	138	275	34	-	-
Estimated warranty liability	60	89	66	46	31
Operating lease payments	97	64	54	41	-
Total	$3,318	$1,625	$1,338	$658	$427

Of these fixed cash obligations, the Company continues to consider further exchanges of the $1.8 million, including interest, of remaining Notes and Debentures on the same terms as previously offered in our 2011 financial restructuring for $280,000, as discussed in the Restructuring Plan and Preferred Stock Offering section below.  Subsequent to the end of the quarter, the Company made its regularly scheduled $218,000 payment toward the 2013 pension obligation.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.

Receivables Financing

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “AXIS Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  In connection with the AXIS Agreement, the Company issued warrants to purchase 180,000 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $0.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Other Long-Term Debt

The Company has a $484,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

The Company had a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico, which matured December 12, 2012.  On February 26, 2013, the property was sold and the mortgage was satisfied.

Revolving Credit Facility

The Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $599,000, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, which was due to mature on June 30, 2013.  On June 11, 2013, with the funds provided by the receivables financing agreement with AXIS Capital, Inc., the Company paid off the balance on the revolving loan and the Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

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

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to the Notes and to all Senior Indebtedness of the Company.

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

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 20,825,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 4,165,000 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 50,000 shares of the Company’s Common Stock, and 10,000 A Warrants.  Each A Warrant entitles the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $0.20 per share. The expiration date of the A Warrants was subsequently extended until August 16, 2013. Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per share.

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

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009 and 2010 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000 and $559,000 of the minimum funding standard for the 2009 and 2010 plan years, respectively.  The March 2013 waiver request would defer $871,000 of the minimum funding standard for the 2012 plan year.  If this waiver is not granted, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2012, the Company made $559,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions for the 2013 plan year and has already made $436,000 of contributions, including $218,000 subsequent to June 30, 2013; however there is no assurance that the Company will be able to make any or all of such remaining payments.  As of June 30, 2013, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 5 to the condensed consolidated financial statements – Fair Value.  At June 30, 2013, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $318,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At June 30, 2013, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2013 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to those previously disclosed risk factors.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 8 to the condensed consolidated financial statements – Long-Term Debt, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 250 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Notes are subordinate to all Senior Indebtedness of the Company.  At June 30, 2013 and December 31, 2012, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 8 to the condensed consolidated financial statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness. Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to the Notes and all Senior Indebtedness of the Company. At June 30, 2013 and December 31, 2012, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  In connection with the Agreement, the Company issued warrants to purchase 180,000 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $0.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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
Date: August 14, 2013

