Form 10-K
period 2013-12-31
TRANS LUX CORP
filed 2014-05-13
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

2013 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                  No      X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2013, was approximately $4,931,000.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on May 12, 2014, was  1,051,253 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2013 and 2012 was approximately $4.2 million and $2.2 million, respectively.  The December 31, 2013 backlog is expected to be recognized as sales in 2014.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

The Company maintains a staff of 6 people who are responsible for product development and support.  The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.  Engineering expense and product enhancement and development costs amounted to $730,000 and $693,000 in 2013 and 2012, respectively.

MARKETING AND DISTRIBUTION

In North America, the Company markets its digital display products in the United States and Canada using a combination of distribution channels, including 8 direct sales representatives, 1 telemarketer and a network of independent dealers and distributors.  By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at approximately 10 domestic and international trade shows annually.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with approximately 20 independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Headquartered in New York, New York, the Company has sales and service offices in Des Moines, Iowa, Cartersville, Georgia and Burlington, Ontario, as well as approximately 13 satellite offices in the United States and Canada.

The Company’s revenues in 2013 and 2012 did not include any single customer that accounted for more than 10% of total revenues.

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

EMPLOYEES

The Company had approximately 89 employees as of April 30, 2014. Approximately 29% of the employees are unionized. The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the ability to make the required minimum funding contributions to the pension plan, as well as the sinking fund payments on the Debentures and the principal and interest payments on the Notes and the Debentures, raises substantial doubt about our ability to continue as a going concern.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan and/or (iii) make the required principal and interest payments on the Notes and Debentures, there would be a significant adverse impact on the financial position and the operating results of the Company.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

The Company has incurred operating losses for the past several years. During the years ended December 31, 2013 and 2012, the Company incurred losses from continuing operations of $2.5 million and $1.2 million, respectively. The year ended December 31, 2013 includes a $1.1 million gain on a warrant valuation adjustment.  2012 includes a $4.0 million gain on a warrant valuation adjustment, a $0.4 million additional restructuring charge and a $0.1 million gain on debt extinguishment. The Company is dependent upon future operating performance to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. We have experienced a decline in our sales and lease and maintenance bases for the past several years.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

THE CURRENT GLOBAL ECONOMIC CRISIS HAS NEGATIVELY IMPACTED OUR BUSINESS AND HAS IMPAIRED OUR ABILITY TO ACCESS CREDIT MARKETS AND FINANCE OUR OPERATIONS, WHICH MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS

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

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to all Senior Indebtedness of the Company.  At December 31, 2013, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheet.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures on the same terms as previously offered.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The failure to make the sinking fund and interest payments are events of default under the Credit Agreement since it involves indebtedness over $500,000. The Debentures are subordinate to all Senior Indebtedness of the Company.  At December 31, 2013, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheet.

WE HAVE RECEIVED WAIVERS, SUBJECT TO CERTAIN CONDITIONS, OF THE 2009, 2010 AND 2012 MINIMUM FUNDING STANDARDS FOR OUR DEFINED BENEFIT PLAN, WHICH IF WE FAIL TO FULFILL THE REQUIRED CONDITIONS FOR, MAY RESULT IN THE TERMINATION OF THE PLAN OR REQUIRE US TO MAKE THE UNPAID CONTRIBUTIONS

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan. The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced. The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2013, the Company made $669,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions for 2014 and has already made $218,000 of such contributions; however there is no assurance that we will be able to make any or all of such remaining payments. The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

THE COMPANY HAS SIGNIFICANT LONG-TERM DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2013, the Company’s total long-term debt was $2.9 million. Of this amount, $2.5 million represented the current portion. We expect we may incur indebtedness in connection with new rental leases and working capital requirements.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

COMPETITORS MAY POSSESS SUPERIOR RESOURCES AND DELIVER MORE MARKETABLE PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR OPERATION MARGINS

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

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO OBTAIN THE RENEWAL OF EXISTING LEASES OR ENTER INTO NEW LEASES AS OUR CURRENT LEASES EXPIRE, WHICH MAY NOT BE FEASABLE.  THE INABILITY TO RENEW OR REPLACE OUR LEASES WOULD NEGATIVELY AFFECT OUR OPERATIONS

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

WE ARE DEPENDENT ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

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

OUR RELIANCE UPON THIRD PARTY MANUFACTURERS IN CHINA COULD SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products are produced in China by third-party manufacturers.  Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital.  Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner.  Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law.  Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable, and that all debts owing to us, whether in the form of cash or product, will be collectable.  While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations, as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors, could have a material adverse effect on our future operating results.

SUPPLIERS MAY BE UNABLE OR UNWILLING TO FURNISH US WITH REQUIRED COMPONENTS, WHICH MAY DELAY OR REDUCE OUR PRODUCT SHIPMENTS AND NEGATIVELY AFFECT OUR BUSINESS

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

Additionally, we are authorized to issue 500,000 shares of Preferred Stock, none of which are outstanding as of December 31, 2013.  The Preferred Stock contains such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

As of December 31, 2013, 8 stockholders who are executive officers and/or directors of the Company beneficially own approximately 4.3% of the Common Stock and 1 stockholder who is neither an officer nor director of the Company beneficially owns approximately 40.6% of the Common Stock.

LIMITED TRADING VOLUME AND VOLATILITY OF THE PRICE OF OUR COMMON STOCK

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 950 Third Avenue, Suite 2804, New York, New York, which is used for administration.  The Company owns a facility in Des Moines, Iowa where its manufacturing operations are maintained.

The Company leases two other premises throughout North America for use as sales, service and/or administrative operations.  The aggregate rent expense was $346,000 and $327,000 for the years ended December 31, 2013 and 2012, respectively.

ITEM 3.                 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000.  The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2013.  Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 Since November 17, 2010, the Company’s Common Stock has traded on the OTCQB under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below.

(b)           The Company had approximately 205 holders of record of its Common Stock as of May 12, 2014.

(c)           The Board of Directors did not declare any cash dividends for Common Stock during 2013.  Management and the Board of Directors will continue to review whether payment of quarterly cash dividends will be made.

(d)           The following table sets forth the range of Common Stock prices on the OTCQB, adjusted for the reverse and forward stock splits effected in 2013.

	2013		2012
	High	Low	High	Low
First Quarter	$8.00	$5.25	$21.25	$11.25
Second Quarter	$9.00	$3.75	$17.50	$ 8.75
Third Quarter	$6.75	$3.25	$ 8.75	$ 6.00
Fourth Quarter	$8.55	$4.56	$11.25	$ 4.25

(e)                 The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2013.

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

Going Concern

Our revenues have declined and we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.8 million at December 31, 2013 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s pension plan over the next 12 months, raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Consolidated Financial Statements - Going Concern.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to percentage of completion, uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, goodwill, income taxes, warranty obligations, warrant liabilities, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Board of Directors.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the carrying amount of such assets may not be recoverable. The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future. The December 31, 2013 impairment analysis included renewal rate estimates of 72.6% for indoor equipment and 67.7% for outdoor equipment and a CPI rate change of 1.0%, which were the actual rates for 2013.  For every 1-percentage-point change in the renewal rate for indoor equipment, the valuation would change by approximately $103,000.  For every 1-percentage-point change in the renewal rate for the outdoor equipment, the valuation would change by approximately $44,000.  The CPI rate change used for our 2014 billings was the actual rate of 1.0% based on reports from the Department of Labor’s Bureau of Labor Statistics website.  For every 0.1-percentage point change in the CPI rate, the valuation would change by approximately $28,000.
10

Indoor rental equipment is comprised of installed digital displays on lease that are used for indoor trading applications and has an estimated useful life of 10 years.  Outdoor rental equipment is comprised of installed time and temperature and message digital displays that are used for outdoor advertising and messaging and has an estimated useful life of 15 years.  The reason for the longer estimated useful life of the outdoor equipment is because the Company typically enters into longer initial contract terms for the outdoor equipment of 5 years compared to 1 to 3 years for the indoor equipment.  In addition, historically, contracts for outdoor equipment generally are more likely to be renewed.  For example, the Company is party to contracts for outdoor equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as over 100 installations from the 1990’s that are still in operation.  Current outdoor contracts have an average age of 12.2 years from installation through the expiration of their current terms.  By comparison, the Company is party to numerous contracts for indoor equipment originally installed up to 20 years ago in the early 1990’s.  Current indoor contracts have an average age of 9.3 years from installation through the expiration of their current terms.

Goodwill : The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach. Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.4%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value. The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 1.6% or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2013 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 30.7%; therefore there was no impairment of goodwill related to our catalog sports reporting unit. Changes in the assumptions used could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates.  The Company recorded an after tax gain in unrecognized pension liability in other comprehensive loss of $1.5 million during 2013 and a charge of $509,000 in 2012.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  At December 31, 2013, plan assets were invested 22.9% in guaranteed investment contracts and 77.1% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  At December 31, 2013, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.80%.  Net periodic cost for 2014 will be based on the December 31, 2013 valuation.  The defined benefit plan periodic cost was $520,000 and $566,000 in 2013 and 2012, respectively.  At December 31, 2013, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $62,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $73,000.  As of December 31, 2003, the benefit service under the defined benefit plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2013 and 2012.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standard for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  At this time, the Company is expecting to make its required contributions for 2014 and has already made $218,000 of contributions; however there is no assurance that we will be able to make any or all of such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

Contingencies and Litigation:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000. The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2013.  Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2013 and 2012:

	2013		2012
Revenues:
Digital display sales	$14,607	69.9%	$16,065	69.8%
Digital display lease and maintenance	6,300	30.1%	6,956	30.2%
Total revenues	20,907	100.0%	23,021	100.0%
Cost of revenues:
Cost of digital display sales	11,212	76.8%	12,811	79.7%
Cost of digital display lease and maintenance	5,070	80.5%	5,789	83.2%
Total cost of revenues	16,282	77.9%	18,600	80.8%
Gross profit from operations	4,625	22.1%	4,421	19.2%
General and administrative expenses	(8,072)	(38.6)%	(8,916)	(38.7)%
Restructuring costs	(49)	(0.2)%	(415)	(1.8)%
Operating loss	(3,496)	(16.7)%	(4,910)	(21.3)%
Interest expense, net	(333)	(1.6)%	(297)	(1.3)%
Other income	181	0.9%	-	- %
Loss on sale of receivables - financing expense	(348)	(1.7)%	-	- %
Gain on debt extinguishment	13	0.1%	60	0.3%
Change in warrant liabilities and other warrant expense	1,113	5.3%	4,041	17.5%
Loss from continuing operations before income taxes	(2,870)	(13.7)%	(1,106)	(4.8)%
Income tax benefit (expense)	370	1.8%	(112)	(0.5)%
Loss from continuing operations	(2,500)	(12.0)%	(1,218)	(5.3)%
Income (loss) from discontinued operations	631	3.0%	(147)	(0.6)%
Net loss	$(1,869)	(9.0)%	$(1,365)	(5.9)%

2013 Compared to 2012

Total revenues for the year ended December 31, 2013 decreased 9.2% to $20.9 million from $23.0 million for the year ended December 31, 2012, principally due to a decrease in Digital display sales and lease and maintenance revenues.

Digital display sales revenues decreased $1.5 million or 9.1% to $14.6 million from $16.1 million,  primarily due to a decrease in sales from the gaming market.

Digital display lease and maintenance revenues decreased $656,000 or 9.4%, primarily due to disconnects and non-renewals of equipment on lease under existing contracts in the financial services market and the continued expected revenue decline in the older equipment on lease and maintenance bases acquired in the early 1990s.  The global recession has negatively impacted the lease and maintenance revenues.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2013 decreased $1.4 million or 28.8% to $3.5 million from $4.9 million for the year ended December 31, 2012, principally due to a decline in general and administrative expenses.

Digital display sales operating loss decreased $782,000 or 27.6% to $2.0 million for 2013 compared to $2.8 million for 2012, primarily as a result of a decrease in general and administrative expenses.  The cost of Digital display sales represented 76.8% of related revenues in 2013 compared to 79.7% in 2012.  The cost of Digital display sales decreased $1.6 million or 12.5%, primarily due to the reduction in revenues.  Digital display sales general and administrative expenses decreased $641,000 or 10.5%, primarily due to a reduction of consultant marketing expenses.

Digital display lease and maintenance operating income increased $206,000 or 29.1% to $913,000 in 2013 compared to $707,000 in 2012, primarily as a result of a reduction in depreciation expense and general and administrative expenses. The cost of Digital display lease and maintenance represented 80.5% of related revenues in 2013 compared to 83.2% in 2012.  Digital display cost of lease and maintenance decreased $719,000 or 12.4%, primarily due to a $483,000 decrease in depreciation expense and a $236,000 decrease in field service costs to maintain the equipment. The Company periodically addresses the cost of field service to keep it in line with revenues from equipment leases and maintenance. Cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $143,000 or 31.1%, primarily due to a decrease in payroll and benefits.

Corporate general and administrative expenses decreased $426,000 or 15.3%. The 2013 corporate general and administrative expenses include a positive change of $346,000 in the Canadian currency exchange gain (loss) compared to 2012, as well as decreases in payroll and benefits, consulting and restructuring expenses due to the Company’s cost reduction initiatives.

Net interest expense increased $36,000 or 12.1%, primarily due to an accrual of interest on the 8¼% Notes and 9½% Debentures, offset by the reduction in long-term debt and a reduction in the amortization of prepaid financing costs.

The loss on sale of receivables - financing expense is attributable to the sale and assignment of certain leases to AXIS Capital, Inc.

The gain on debt extinguishment is attributable to the exchange of the 8¼% Notes and 9½% Debentures.  See Note 13 to the Consolidated Financial Statements – Long Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the Offering.  See Note 12 to the Consolidated Financial Statements – Warrant Liabilities.

The effective tax rate for the years ended December 31, 2013 and 2012 was 12.9% and 10.1%, respectively.  Both the 2013 and 2012 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $2.5 million in 2013 and has a working capital deficiency of $6.0 million as of December 31, 2013.  The 2013 results include a $1.1 million benefit for marking the warrants to market value, see Note 12 to the Consolidated Financial Statements – Warrant Liabilities.

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

The Company used cash from operating activities of continuing operations of $1.2 million for the year ended December 31, 2013 and generated cash for operating activities of continuing operations of $234,000 for the year ended December 31, 2012.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents decreased $1.1 million in 2013.  The decrease is primarily attributable to cash used by continuing operations of $1.2 million, payments of long-term debt of $1.1 million, investment in property and equipment of $199,000, investment in equipment manufactured for rental of $94,000 and cash used by discontinued operations of $401,000, offset by proceeds from long-term debt of $1.0 million and proceeds from the receivables financing of $887,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.  Cash and cash equivalents increased $55,000 in 2012.  The increase was primarily attributable to cash provided by continuing operations of $234,000 and borrowing on the Revolving Credit facility of $500,000, offset by $484,000 of investment in equipment manufactured for rental, $72,000 of investment in property, plant and equipment, $66,000 of payments of long-term debt and $57,000 of cash used in discontinued operations.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, payments to the Company’s pension plan, employment agreement payments, warranty liabilities and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2013 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of December 31, 2013 over the next five fiscal years:

In thousands	2014	2015	2016	2017	2018
Long-term debt, including interest	$3,113	$400	$-	$-	$-
Pension plan payments	1,380	920	862	699	482
Employment obligations	275	34	-	-	-
Estimated warranty liability	99	76	56	38	19
Operating lease payments	261	54	41	-	-
Total	$5,128	$1,484	$959	$737	$501

Of the fixed cash obligations for debt for 2014, $2.0 million, including interest, of Notes and Debentures remain outstanding with consideration of an offer by the Company to settle in accordance with the Company’s restructuring offer made in November 2011 for $277,000 as discussed in the Restructuring Plan and Preferred Stock Offering section below. The Company has already paid $218,000 of the 2014 pension obligation. The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital. However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Receivable Financing

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.  In connection with the Assignment Agreement, the Company has issued warrants to purchase 7,200 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $12.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013, the Company’s subsidiary, Trans-Lux Midwest Corporation (“Midwest”), entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”), in order to provide financing to the Company.  Under the Agreement, Midwest will sell certain account receivables (the “Accounts”) to Prestige.  Prestige will advance 75% of the face value of the Accounts to Midwest, up to a maximum advance of $2.5 million, with the remainder to be credited to Midwest upon final collection at a discount fee based on the number of days such Accounts remain outstanding.  Under the Agreement, Midwest has granted to Prestige a continuing security interest in and lien upon all accounts and property of Midwest at any time in Prestige’s possession.  The Agreement is for a one year term, and thereafter automatically extends for successive one year periods unless cancelled by either party upon 60 days notice.  The Agreement may also be terminated earlier by Prestige upon 60 days prior notice to Midwest, or by Prestige in the event of a breach of the Agreement or upon the insolvency of Midwest or the Company.  Upon the termination of the Agreement in the event of a breach or insolvency event, all of Midwest’s obligations to Prestige shall become immediately due and payable.  In the event Midwest wishes to terminate the Agreement during the term of the Agreement, Midwest must pay an early termination fee equal to $7,500 per month for each month remaining under any applicable term, however, Prestige has agreed to waive such termination fee in the event Midwest terminates the Agreement at any time after the initial six months of the term of the Agreement.  The Company has guaranteed Midwest’s obligations under the Agreement pursuant to a Guaranty executed by the Company as of July 12, 2013.  As of December 31, 2013, net proceeds of approximately $1.3 million were advanced from Prestige.  Subsequent to December 31, 2013, additional net proceeds of approximately $207,000 were advanced from Prestige. The funds were used to make payments to the Company’s Pension Plan and for working capital purposes.

Other Long-Term Debt

The Company has a $1.0 million loan from Carlisle Investments, Inc. ("Carlisle") at a fixed interest rate of 10.00%, which matures June 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  Mr. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the Loan, the Company has granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.

The Company has a $455,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

The Company had a $1.7 million mortgage on its real estate rental property located in Santa Fe, New Mexico at a variable rate of interest of Prime, with a floor of 6.75%, payable in monthly installments, which matured December 12, 2012.  On February 26, 2013, the property was sold and the mortgage was satisfied.

June 2011 Note Offering

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share, which has been accounted for as a liability. The financing was collateralized by the land held for sale located in Silver City, New Mexico, which has been sold, and the notes have been satisfied.

Revolving Credit Facility

As of December 31, 2012, the Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $1.0 million, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, which was due to mature on January 1, 2013.  In June 2013, the Company paid off the revolving loan in full and the Credit Agreement has been satisfied.  The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures.  The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

Restructuring Plan and Preferred Stock Offering

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations. The Notes are subordinate to all Senior Indebtedness of the Company.

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

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011.  The Company issued 90,000 shares of Common Stock in exchange for the Notes.  The Company recorded gains of $13,000 in 2013 ($0.01 per share, basic and diluted) and $60,000 ($0.10 per share, basic and diluted) in 2012 on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 833,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 166,600 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 2,000 shares of the Company’s Common Stock, and 400 A Warrants.  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share, which expire on November 11, 2014.

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

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2013, the Company made $669,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions for the 2014 plan year and has already made $218,000 of contributions; however there is no assurance that we will be able to make any or all of such remaining payments.  As of December 31, 2013, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company’s fixed rate long-term debt is disclosed in Note 13 to the Consolidated Financial Statements.  At December 31, 2013, none of the Company’s long-term debt is on a variable interest rate.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $304,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2013.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Board of Directors and Stockholders

Trans-Lux Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Further, the Company is in default of the indenture agreements governing its outstanding 9 ½ Subordinated debentures which was due in 2012 (the "Debentures") and its 8 1/4% Limited convertible senior subordinated notes which was due in 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately. Additionally, the Company has a significant amount due to their pension plan over the next 12 months. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, NY

May 9, 2014

Consolidated Balance Sheets

In thousands, except share data December 31	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$55	$1,164
Receivables, less allowance of $86 - 2013 and $64 - 2012	2,386	1,923
Inventories	2,523	2,468
Prepaids and other assets	1,585	572
Assets associated with discontinued operations (Note 4)	-	735
Total current assets	6,549	6,862
Rental equipment	33,579	38,442
Less accumulated depreciation	23,869	25,532
	9,710	12,910
Property, plant and equipment	2,129	2,435
Less accumulated depreciation	967	1,264
	1,162	1,171
Goodwill	744	744
Other assets	340	395
TOTAL ASSETS	$18,505	$22,082
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,446	$1,135
Accrued liabilities	8,354	7,777
Current portion of long-term debt	2,478	2,487
Warrant liabilities	229	1,367
Liabilities associated with discontinued operations (Note 4)	-	1,767
Total current liabilities	12,507	14,533
Long-term debt:
Notes payable	394	455
Deferred pension liability and other	4,103	5,014
Total liabilities	17,004	20,002
Stockholders' equity:
Common - $0.001 par value - 10,000,000 shares authorized, 1,051,253 common shares issued in 2013 and 1,035,817 common shares issued in 2012	26	26
Additional paid-in-capital	23,843	23,804
Accumulated deficit	(16,677)	(14,808)
Accumulated other comprehensive loss	(2,628)	(3,879)
Treasury stock - at cost - 15,344 common shares in 2013 and 2012	(3,063)	(3,063)
Total stockholders' equity	1,501	2,080
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,505	$22,082

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

In thousands, except per share data Years ended December 31	2013	2012
Revenues:
Digital display sales	$14,607	$16,065
Digital display lease and maintenance	6,300	6,956
Total revenues	20,907	23,021
Cost of revenues:
Cost of digital display sales	11,212	12,811
Cost of digital display lease and maintenance	5,070	5,789
Total cost of revenues	16,282	18,600
Gross profit from operations	4,625	4,421
General and administrative expenses	(8,072)	(8,916)
Restructuring costs	(49)	(415)
Operating loss	(3,496)	(4,910)
Interest expense, net	(333)	(297)
Other income	181	-
Loss on sale of receivables - financing expense	(348)	-
Gain on debt extinguishment	13	60
Change in warrant liabilities and other warrant expense	1,113	4,041
Loss from continuing operations before income taxes	(2,870)	(1,106)
Income tax benefit (expense)	370	(112)
Loss from continuing operations	(2,500)	(1,218)
Income (loss) from discontinued operations	631	(147)
Net loss	$(1,869)	$(1,365)
Loss per share continuing operations - basic and diluted	$(2.40)	$(1.97)
Income (loss) per share discontinued operations - basic and diluted	0.61	(0.24)
Total loss per share - basic and diluted	$(1.79)	$(2.21)

Weighted average common shares outstanding - basic and diluted	1,042	618

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

In thousands Years ended December 31	2013	2012

Net loss	$(1,869)	$(1,365)
Other comprehensive income (loss) :
Unrealized foreign currency translation (loss) gain	(225)	96
Change in unrecognized pension costs	1,476	(509)
Total other comprehensive income (loss), net of tax	1,251	(413)
Comprehensive loss	$(618)	$(1,778)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

									Total Stock- holders' Equity (Deficit)
					Add'l Paid-in Capital		Accumulated Other Comprehensive Loss
In thousands, except share data	Preferred Stock Shares		Common Stock Shares			Accumulated Deficit		Treasury Stock
For the two years ended December 31, 2013		Amt		Amt
Balance January 1, 2012	416,500	$6,138	207,040	$5,071	$12,620	$(13,443)	$(3,466)	$(3,063)	$(2,281)
Net loss	-	-	-	-	-	(1,365)	-	-	(1,365)
Exchange of Series A Convertible Preferred Stock (416,500 shares) for Common Stock (833,000 shares)	(416,500)	(6,138)	833,000	20,825	(14,689)	-	-	-	6,136
Par value of Common Stock reduced to $0.001	-	-	-	(25,870)	25,870	-	-	-	-
Stock compensation expense	-	-	-	-	3	-	-	-	3
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	96	-	96
Change in unrecognized pension costs	-	-	-	-	-	-	(509)	-	(509)
Balance December 31, 2012	-	-	1,040,040	26	23,804	(14,808)	(3,879)	(3,063)	2,080
Net loss	-	-	-	-	-	(1,869)	-	-	(1,869)
Reverse/forward stock split (1,000:1; 1:40)	-	-	-	-	(65)	-	-	-	(65)
Warrants exercised	-	-	5,400	-	30	-	-	-	30
Warrants issued	-	-	-	-	39	-	-	-	39
Restricted stock issued	-	-	5,813	-	35	-	-	-	35
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	(225)	-	(225)
Change in unrecognized pension costs	-	-	-	-	-	-	1,476	-	1,476
Balance December 31, 2013	-	$-	1,051,253	$26	$23,843	$(16,677)	$(2,628)	$(3,063)	$1,501
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

In thousands Years ended December 31	2013	2012
Cash flows from operating activities
Net Loss	$(1,869)	$(1,365)
Income (loss) from discontinued operations	631	(147)
Loss from continuing operations	(2,500)	(1,218)
Adjustment to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,538	4,104
Loss on receivable financing	348	-
Loss on disposal of assets	11	5
Stock compensation expense	-	3
Gain on debt extinguishment	(10)	(60)
Change in warrant liabilities	(1,134)	(4,041)
Changes in operating assets and liabilities:
Receivables	(463)	149
Inventories	(55)	407
Prepaids and other assets	(911)	555
Accounts payable and accrued liabilities	286	(111)
Deferred pension liability and other	(313)	441
Net cash (used in) provided by operating activities	(1,203)	234
Cash flows from investing activities
Equipment manufactured for rental	(94)	(484)
Purchases of property and equipment	(199)	(72)
Net cash used in investing activities	(293)	(556)
Cash flows from financing activities
Payments of long-term debt	(1,060)	(66)
Proceeds from long-term debt	1,000	500
Proceeds from receivable financing	887	-
Payments for reverse/forward stock split	(66)	-
Proceeds from exercise of warrants	27	-
Net cash provided by financing activities	788	434
Cash flows from discontinued operations
Cash provided by operating activities of discontinued operations	(1,171)	(103)
Cash provided by investing activities of discontinued operations	2,493	696
Cash used in financing activities of discontinued operations	(1,723)	(650)
Net cash used in discontinued operations	(401)	(57)
Net (decrease) increase in cash and cash equivalents	(1,109)	55
Cash and cash equivalents at beginning of year	1,164	1,109
Cash and cash equivalents at end of year	$55	$1,164
Supplemental disclosure of cash flow information:
Interest paid	$73	$219
Income taxes paid	-	-
Supplemental non-cash financing activities:
Exchange of 8¼% Notes for Common Stock	13	-

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

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, income taxes, warranty obligations, benefit plans, warrant liabilities, contingencies and litigation.

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

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2013	2012
Balance at beginning of year	$64	$884
Provisions	272	115
Deductions	(250)	(935)
Balance at end of year	$86	$64

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

The estimated useful lives are as follows:

Years
Indoor rental equipment	5-10
Outdoor rental equipment	15
Buildings and improvements	10 - 40
Machinery, fixtures and equipment	3 - 15
Leaseholds and improvements	4 - 5

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

Goodwill : Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired. The goodwill of $744,000 relates to the Digital display sales segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value. Changes in the assumptions used could materially impact the fair value estimates. Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s goodwill relates to our catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.4%.  If the Company were to reduce its revenue projections on the reporting unit by 1.3% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 1.6% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy). There was no impairment of goodwill in 2013 or 2012.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.  There were no impairments of long-lived assets in 2013 or 2012.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2013, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2021 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $7,921,000 was as follows:  $3,536,000 – 2014, $1,476,000 – 2015, $1,122,000 – 2016, $914,000 – 2017, $810,000 – 2018 and $63,000 thereafter.  The Company recognizes revenues on long-term equipment sales contracts, which require more than three months to be completed, using the percentage of completion method.  The Company records unbilled receivables representing amounts due under these long-term equipment sales contracts, which have not been billed to the customer.  Income is recognized based on the percentage of incurred costs to the estimated total costs for each contract.  The determination of the estimated total costs is susceptible to change on these sales contracts.  Revenues on equipment sales with long-term receivables are recorded on the installment basis. At December 31, 2013, the future accounts receivables due to the Company under installment sales agreements aggregated $228,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

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

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2013 through the date these Consolidated Financial Statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. See Note 21 – Subsequent Events for transactions identified for disclosure.

Recent accounting pronouncements: There are no recent accounting pronouncements that are expected to have a material impact on the Company's Consolidated Financial Statements.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

All of the share and per share amounts noted in these financial statements reflect the effect of the reverse and forward stock splits unless otherwise noted. See Note 14 – Redeemable Convertible Preferred Stock and Stockholders’ Equity for further details.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. The Company incurred a net loss from continuing operations of $2.5 million in 2013 and has a working capital deficiency of $6.0 million as of December 31, 2013. As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.8 million at December 31, 2013 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 13 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2014 using cash on hand and cash from operating activities, the Company has made $218,000 of payments to the Company’s pension plan.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures on the same terms as previously offered in our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

3.  Plan of Restructuring

In 2011, the Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes and the Company’s senior lender under the Credit Agreement, among other senior claims.  $9.0 million principal amount of the Notes and $723,000 principal amount of the Debentures were exchanged.  The Company issued 90,000 shares of Common Stock in exchange for the Notes. The Company recorded gains of $13,000 ($0.01 per share, basic and diluted) and $60,000 ($0.10 per share, basic and diluted) in 2013 and 2012, respectively, on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 833,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 166,600 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 2,000 shares of the Company’s Common Stock, and 400 A Warrants. Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants have been exercised and accordingly, 5,400 B Warrants have been issued. The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share.

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

As of December 31, 2013, the investors have purchased 5,400 shares of our Common Stock by exercising 5,400 A Warrants and are entitled to purchase an additional 5,400 of the 166,600 original shares of our Common Stock if they exercise their B Warrants, all of which were issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 107,200 warrants held or obtainable by the Placement Agent and the subscriber in connection with the sale of $650,000 of 4.00% secured notes.  See Note 12 – Warrant Liabilities.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2013 and the remaining accrued balance of restructuring costs as of December 31, 2013, which is included in Accrued liabilities in the Consolidated Balance Sheets.

In thousands	Balance December 31, 2012	Pro- vision	Payments and Other Adjustments	Balance December 31, 2013

Severance costs (1)	$181	$40	$198	$23
Other fees	24	9	33	-
	$205	$49	$231	$23

(1)    Represents salaries for employees separated from the Company.

The following table shows by reportable segment, the restructuring costs incurred during 2013 and the remaining accrued balance of restructuring costs as of December 31, 2013.

In thousands	Balance December 31, 2012	Pro-vision	Payments and Other Adjustments	Balance December 31, 2013
Digital display sales	$158	$1	$159	$-
Digital display lease and maintenance	47	48	72	23
	$205	$49	$231	$23

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

On February 26, 2013, the Company completed a short sale of its real estate rental property located in Santa Fe, New Mexico for a purchase price of $1.6 million since it did not relate to the core business of the Company.  As a result of the sale, the mortgage was satisfied and the Company recorded a gain of $1.0 million in discontinued operations in 2013.

The assets and liabilities associated with discontinued operations and the related results of operations have been reclassified in the Consolidated Financial Statements as discontinued operations.

The following table presents the financial results of the discontinued operations for the years ended December 31, 2013 and 2012:

In thousands, except per share data	2013	2012
Revenues	$3	$41
Cost of revenues	14	63
Gross profit (loss)	(11)	(22)
General and administrative expenses	-	(55)
Operating loss	(11)	(77)
Interest expense, net	(18)	(154)
Gain (loss) on sale of assets	1,052	(5)
Income (loss) from discontinued operations before income taxes	1,023	(236)
Income tax (benefit) expense	(392)	89
Net income (loss) from discontinued operations	631	(147)
Income (loss) per share discontinued operations – basic and diluted	$0.61	$(0.24)

There are no remaining assets or liabilities to be reported as discontinued operations as of December 31, 2013.  The following is a detail of the assets and liabilities reported as discontinued operations and classified as assets and liabilities associated with discontinued operations in the Consolidated Balance Sheet as of December 31, 2012:

In thousands	2012
Prepaids and other assets	$-
Property and equipment, net	734
Other assets	1
Total assets associated with discontinued operations	$735

Current liabilities	$1,764
Long-term liabilities	3
Total liabilities associated with discontinued operations	$1,767

5.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $2,000 and $55,000 at December 31, 2013, respectively, and $210,000 and $55,000 at December 31, 2012, respectively.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $244,000 and $33,000 at December 31, 2013, respectively, and $247,000 and $33,000 at December 31, 2012, respectively.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $1.5 million at December 31, 2013 and 2012.

6.  Inventories

Inventories consist of the following:

In thousands	2013	2012
Raw materials	$1,789	$1,644
Work-in-progress	398	393
Finished goods	336	431
	$2,523	$2,468

7.  Rental Equipment

Rental equipment consists of the following:

In thousands	2013	2012
Rental equipment	$33,579	$38,442
Less accumulated depreciation	23,869	25,532
Net rental equipment	$9,710	$12,910

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

All the rental equipment had been pledged as collateral under the Company’s credit facility as of December 31, 2012, which facility has been paid in full and satisfied in 2013 and the liens held by the senior lender on the collateral in connection therewith have been terminated.

8.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	2013	2012
Land, buildings and improvements	$1,250	$1,232
Machinery, fixtures and equipment	875	1,180
Leaseholds and improvements	4	23
	2,129	2,435
Less accumulated depreciation	967	1,264
Net property, plant and equipment	$1,162	$1,171

Land, buildings and equipment having a net book value of $1.1 million and $1.2 million at December 31, 2013 and 2012, respectively, are pledged as collateral under various mortgage and other financing agreements.

9.  Other Assets

Other assets consist of the following:

In thousands	2013	2012
Long-term receivables	$251	$227
Prepaids	55	55
Spare parts	-	55
Deposits and other	34	58
	$340	$395

10.  Taxes on Income

The components of income tax (benefit) expense  are as follows:

In thousands	2013	2012
Current:
Federal	$(348)	$80
State and local	(44)	9
Foreign	22	23
	$(370)	$112
Deferred:
Federal	-	-
State and local	-	-
	-	-
Income tax (benefit) expense	$(370)	$112

Loss from continuing operations before income taxes from the United States operations is $3.1 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.  Income (loss) from continuing operations before income taxes from Canada is $0.2 million and $(0.1) million for the years ended December 31, 2013 and 2012, respectively.

Income tax expense for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

	2013	2012
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	4.3	3.6
Federal tax credit refund	-	-
Foreign income taxed at different rates	2.6	(4.8)
Deferred tax asset valuation allowance	(52.8)	(22.7)
Other	(1.0)	-
Effective income tax rate	(12.9)%	(10.1)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2013	2012
Deferred income tax asset:
Tax credit carryforwards	$897	$897
Operating loss carryforwards	12,674	12,188
Net pension costs	3,426	3,366
Warrant liabilities	(624)	(169)
Accruals	314	399
Allowance for bad debts	9	(1)
Other	749	548
Valuation allowance	(13,069)	(12,377)
	4,376	4,851
Deferred income tax liability:
Depreciation	3,349	3,839
Other	1,027	1,012
	4,376	4,851
Net deferred income taxes	$-	$-

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.8 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $31.6 million, which begin to expire in 2019.  The Company’s restructuring plan, see Note 3 – Plan of Restructuring for further details, resulted in an ownership change during 2012 as defined under Section 382 of the Internal Revenue Code and the net operating loss carryforwards are subject to a deduction limitation.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any material uncertain tax positions in 2013 and 2012.  The Company does not believe that there will be any material uncertain tax positions in 2014.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.  The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions and the 2008 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

11.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2013	2012
Deferred revenues	$2,681	$1,704
Current portion of pension liability (see Note 16)	1,378	1,445
Compensation and employee benefits	766	1,104
Taxes payable	802	760
Legal fees payable	647	607
Interest payable	527	329
Warranty obligations	288	281
Restructuring costs (see Note 3)	23	205
Other	1,242	1,342
	$8,354	$7,777

Warranty obligations: The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates. Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.  A summary of the warranty liabilities for each of the two years ended December 31, 2013 and 2012 is as follows:

In thousands	2013	2012
Balance at beginning of year	$281	$274
Provisions	66	72
Deductions	(59)	(65)
Balance at end of year	$288	$281

12.  Warrant Liabilities

As part of the Company’s restructuring plan, see Note 3 – Plan of Restructuring, the Company issued 166,600 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  Each B Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share, which expire on November 11, 2014.

In connection with the Offering, the Company issued 48,000 three-year warrants to the Placement Agent (the “Placement Agent Warrants”).  Upon the exercise of these Placement Agent Warrants, the Company will issue 9,600 A Warrants to the Placement Agent and upon the exercise of these A Warrants, the Company will issue 9,600 B Warrants to the Placement Agent.  The aggregate number of Placement Agent Warrants, A Warrants and B Warrants to which the Placement Agent is entitled is 67,200.  Each Placement Agent Warrant entitles the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share and a two-year A Warrant.  Each A Warrant entitles the Placement Agent to purchase one share of the Company’s Common Stock and a three-year B Warrant at an exercise price of $5.00 per share.  Each B Warrant shall entitle the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share, which expire on November 11, 2016.

In connection with a private placement of $650,000 of 4.00% notes, see Note 13 – Long-Term Debt, the Company issued 40,000 warrants to the subscriber at an exercise price of $2.50 per share, which expire on June 17, 2016.

The foregoing warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, these warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded non-cash gains of $1.1 million and $4.0 million in 2013 and 2012, respectively, related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Consolidated Statements of Operations.

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  In connection with the Assignment Agreement, the Company issued warrants to purchase 7,200 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $12.50 per share.  The issuance of the warrants was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  Each of these warrant issuances was approved by shareholders at the Company’s 2013 Annual Meeting of Shareholders on October 2, 2013.  The warrants were issued effective October 2, 2013.

13.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2013	2012
8¼% Limited convertible senior subordinated notes due 2012	$1,083	$1,096
9½% Subordinated debentures due 2012	334	334
Term loan	1,000	-
Revolving loan – bank secured	-	1,000
Real estate mortgage – secured, due in monthly installments through 2015	455	512
	2,872	2,942
Less portion due within one year	2,478	2,487
Long-term debt	$394	$455

Payments of long-term debt due for the next five years are:

In thousands	2014	2015	2016	2017	2018
	$2,478	$394	$ -	$ -	$ -

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually. As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes on the same terms as previously offered.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to all Senior Indebtedness of the Company.

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

As part of the Company’s restructuring plan, the Company recorded gains of $13,000 ($0.01 per share, basic and diluted) and $60,000 ($0.10 per share, basic and diluted) in 2013 and 2012, respectively, on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As of December 31, 2012, the Company had a bank Credit Agreement, as amended, which provided for a revolving loan of up to $1.0 million, based on eligible accounts receivable, at a variable rate of interest of Prime plus 2.00%, which was due to mature on January 1, 2013.  In June 2013, the Company paid off the revolving loan in full and the Credit Agreement has been satisfied.  The Credit Agreement required an annual facility fee on the unused commitment of 0.25%, and required compliance with certain financial covenants, as defined in the Credit Agreement, which included a senior debt coverage ratio of not less than 1.75 to 1.00, a loan-to-value ratio of not more than 50% and a $1.0 million quarterly cap on capital expenditures. The amounts outstanding under the Credit Agreement were collateralized by all of the Digital display assets.

During 2013, the Company obtained a $1.0 million loan from Carlisle Investments, Inc. ("Carlisle") at a fixed interest rate of 10.00%, which matures June 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  Mr. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the Loan, the Company has granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.

The Company has a $455,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

On June 17, 2011, the Company entered into a subscription agreement for a private placement consisting of $650,000 of 4.00% secured notes of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.  In connection with the purchase of these notes, the subscriber received a five-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share.  The financing was collateralized by the land held for sale located in Silver City, New Mexico, which has been sold, and the notes have been satisfied.

14.  Redeemable Convertible Preferred Stock and Stockholders’ Equity

The Company’s Board of Directors approved a comprehensive restructuring plan, see Note 3 – Plan of Restructuring for further details.

During 2013 and 2012, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 361,860 and 641,560 at December 31, 2013 and 2012, respectively.

As part of the Company’s restructuring plan, on November 14, 2011 the Company completed the sale of an aggregate of $8.3 million of Series A Convertible Preferred Stock, see Note 3 – Plan of Restructuring for further details.  Upon the filing of our Amended and Restated Certificate of Incorporation subsequent to the authorization of additional shares of Common Stock by the Company’s stockholders at the 2012 Annual Meeting, these shares of Series A Convertible Preferred Stock converted into 833,000 shares of Common Stock.

At the Company’s annual meeting of stockholders held on October 2, 2013, the Company sought stockholder approval of, among other things, the approval of certain amendments to the Company’s amended and restated certificate of incorporation granting the Company’s board of directors the discretion to (a) effect a reverse stock split by a ratio of up to 1-for-1,000, with the exact ratio to be determined by our Board of Directors in its sole discretion, followed by a forward stock split by a ratio of up to 50-for-1, with the exact ratio to be determined by our Board of Directors in its sole discretion, and (b) reduce the Company’s authorized Common Stock.

On October 7, 2013, the Company disclosed that the above-referenced actions were approved by the requisite vote of the Company’s stockholders.  On October 18, 2013, the Company disclosed that the Company’s board of directors approved the filing of amendments to the Company’s amended and restated certificate of incorporation to effect a 1-for-1,000 reverse stock split of the Common Stock immediately followed by a 40-for-1 forward stock split of the Common Stock (the “Amendments”).

On October 25, 2013, the Company filed the Amendments with the office of the Delaware Secretary of State, which each have an effective date of October 29, 2013.  As a result, every 1,000 outstanding shares of Common Stock was exchangeable into 1 share of Common Stock.  Any stockholder who owned a fractional share of Common Stock after the reverse stock split was cashed out.  Immediately following the reverse stock split, the Company effected a 40 for 1 forward stock split.  As of the conclusion of the forward stock split, every 1 outstanding share of Common Stock became exchangeable into 40 shares of Common Stock.  As a result of the foregoing, stockholders with less than 1,000 shares of Common Stock in any one account immediately prior to the Effective Date have had these shares cancelled and converted to the right to receive cash based upon the closing market price of such shares at the end of business on Friday, October 25, 2013, which was $0.29 per share.  All of the share and per share amounts noted in these financial statements and Form 10-K reflect the effect of the reverse and forward stock splits unless otherwise noted.  Lastly, as a result of the filing of the Amendments, the Company’s authorized Common Stock was reduced to 10,000,000 shares as of the Effective Date.

During 2013 and 2012, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  Certain of these restricted shares were issued in December 2013.

On February 16, 2010, the Board granted Mr. J.M. Allain, the Company’s new President and Chief Executive Officer, 2,000 shares of restricted Common Stock from treasury shares which vested 50% after one year and the remaining 50% after two years.  The Company recorded stock compensation expense over the vesting period, including $3,000 for the year ended December 31, 2012.

Accumulated other comprehensive loss is comprised of $3,401,000 and $4,877,000 of unrecognized pension costs at December 31, 2013 and 2012, respectively, and $773,000 and $998,000 of unrealized foreign currency translation gains at December 31, 2013 and 2012, respectively.

15.  Engineering Development

Engineering development expense was $729,000 and $273,000 for the years ended December 31, 2013 and 2012, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations.

16.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary. The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2013 and 2012. On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2013 and 2012, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance.  The Company’s obligations under its pension plan exceeded plan assets by $4.8 million at December 31, 2013.

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

At December 31, 2013 and 2012, the Company’s pension plan weighted average asset allocations by asset category are as follows:

	2013	2012
Guaranteed investment contracts	22.9%	31.8%
Mutual stock funds	19.4	17.2
Equity and index funds	57.7	51.0
	100.0%	100.0%

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

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2013:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$-	$1,620	$-	$1,620
Mutual stock funds	1,371	-	-	1,371
Equity and index funds	-	4,086	-	4,086
	$1,371	$5,706	$-	$7,077

The funded status of the plan as of December 31, 2013 and 2012 is as follows:

In thousands	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,450	$11,276

Interest cost	495	520
Actuarial (gain) loss	(567)	1,086
Benefits paid	(495)	(433)
Projected benefit obligation at end of year	11,883	12,449

Change in plan assets:
Fair value of plan assets at beginning of year	6,019	5,361
Actual return on plan assets	884	532
Company contributions	669	559
Benefits paid	(495)	(433)
Fair value of plan assets at end of year	7,077	6,019

Funded status (underfunded)	$(4,806)	$(6,430)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$4,886	$6,361

Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.80%	4.08%
Benefit obligations	4.80%	4.80%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2014, the Company expects to amortize $378,000 of actuarial losses to pension expense. The accumulated benefit obligation at December 31, 2013 and 2012 was $11.9 million and $12.4 million, respectively. The minimum required contribution for 2014 is expected to be $1.4 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.4 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions for 2014 and has already made $218,000 of contributions; however there is no assurance that the Company will be able to make any or all such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 10 years:

In thousands
2014	2015	2016	2017	2018	2019 – 2023
$503	$670	$745	$593	$676	$4,182

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2013 and 2012:

In thousands	2013	2012
Interest cost	$495	$520
Expected return on plan assets	(498)	(438)
Amortization of net actuarial loss	523	484
Net periodic pension cost	$520	$566

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2013 and 2012:

In thousands	2013	2012
Balance at beginning of year	$6,361	$5,852
Net actuarial (gain) loss	(952)	993
Recognized loss	(523)	(484)
Balance at end of year	$4,886	$6,361

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which has not yet been paid.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

17.  Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and forfeiture rate.  All option amounts, share amounts and share prices noted are shown after effect of the reverse and forward stock splits that occurred in 2013 (see Note 14 - Redeemable Convertible Preferred Stock and Stockholders’ Equity).

The Company has three stock option plans.  During 2012, shareholders approved the 2012 Long-Term Incentive Plan authorizing 200,000 shares of Common Stock for grant to key employees and directors.  As of December 31, 2013, 200,000 shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan; 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan; and no shares of Common Stock were available for grant under the 1995 Stock Option Plan.

Changes in the stock option plans are as follows:

	Number of Shares			Weighted Average Exercise Price
	Authorized	Granted	Available
Balance January 1, 2012	1,160	480	680	$124.75
Authorized	200,000	-	200,000	-
Expired	(100)	(220)	120	107.50
Granted	-	-	-	-
Balance December 31, 2012	201,060	260	200,800	139.25
Authorized	-	-	-	-
Expired	(200)	(200)	-	175.00
Granted	-	-	-	-
Balance December 31, 2013	200,860	60	200,800	19.58

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2013, no options were outstanding or exercisable.  During 2013, no options were granted, exercised or expired.  During 2012, no options were granted, exercised or expired.

Under the 1995 Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2013, no options were outstanding.  During 2013, no options were granted or exercised and 200 options expired.  During 2012, no options were granted or exercised and 100 options expired.  No additional options can be granted under the 1995 Plan.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2013, options for 60 shares with exercise prices ranging from $16.25 to $26.25 per share were outstanding, all of which were exercisable.  During 2013, no options were granted, exercised or expired.  During 2012, no options were granted or exercised and options for 120 shares expired.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Exercise Prices	Number Out-standing and Exercis-able	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggre-gate Intrinsic Value
$16.25	40	2.0	$16.25	$ -
26.25	20	1.4	26.25	-
	60	1.8	19.58	-

All outstanding option prices are over the current market price.  As of December 31, 2013, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

No options were granted in 2013 and 2012.  The fair value of options granted under the Company’s stock option plans will be estimated on dates of grant using the Black-Scholes model using the weighted average assumptions for dividend yield, expected volatility, risk free interest rate and expected lives of options granted.

18.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At December 31, 2013 and 2012, outstanding warrants convertible into 161,800 and 440,400 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At December 31, 2013 and 2012, there were outstanding stock options to purchase 60 and 260 shares of Common Stock, respectively, which were also excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

19.  Commitments and Contingencies

Commitments: The Company has an employment agreement with its Chief Executive Officer, which expires in February 2015.  At December 31, 2013, the aggregate commitment for future salaries, excluding bonuses, was approximately $309,000.  Contractual salaries expense was $382,000 and $351,000 for the years ended December 31, 2013 and 2012, respectively.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000.  The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2013.  Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

Operating leases: Certain premises are occupied under operating leases that expire at varying dates through 2016.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  Future minimum lease payments due under operating leases at December 31, 2013 aggregating $356,000 are as follows: $261,000 - 2014, $54,000 – 2015, $41,000 – 2016.  Rent expense was $346,000 and $327,000 for the years ended December 31, 2013 and 2012, respectively.

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

Information about the Company’s continuing operations in its two business segments for the two years ended December 31, 2013 and 2012 and as of December 31, 2013 and 2012 is as follows:

In thousands	2013	2012
Revenues:
Digital display sales	$14,607	$16,065
Digital display lease & maintenance	6,300	6,956
Total revenues	$20,907	$23,021
Operating income (loss):
Digital display sales	$(2,050)	$(2,832)
Digital display lease & maintenance	913	707
Corporate general and administrative expenses	(2,359)	(2,785)
Total operating loss	(3,496)	(4,910)
Interest expense, net	(333)	(297)
Other income	181	-
Loss on sale of receivables - financing expense	(348)	-
Gain on debt extinguishment	13	60
Change in warrant liabilities	1,113	4,041
Loss from continuing operations before income taxes	(2,870)	(1,106)
Income tax benefit (expense)	370	(112)
Loss from continuing operations	(2,500)	(1,218)
Income (loss) from discontinued operations	631	(147)
Net loss	$(1,869)	$(1,365)
Assets:
Digital display sales	$7,370	$6,504
Digital display lease & maintenance	11,080	13,677
Total identifiable assets	18,450	20,181
General corporate	55	1,164
Total assets	$18,505	$21,345
Depreciation and amortization:
Digital display sales	$167	$135
Digital display lease & maintenance	3,315	3,804
General corporate	56	165
Total depreciation and amortization	$3,538	$4,104
Capital expenditures:
Digital display sales	$194	$62
Digital display lease & maintenance	96	487
General corporate	3	7
Total capital expenditures	$293	$556

21.  Subsequent Events

Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000, which liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2013.  Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

On March 17, 2014, the Registrant accepted the letter of resignation of Ms. Jean Firstenberg, effective immediately, as a Director of the Registrant.  Ms. Firstenberg’s current term would have expired in 2016.  Her decision to resign was not due to any disagreement with the Registrant

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2013.

(b)           Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management assessed its internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.              OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

Name	Age
Jean-Marc (J.M.) Allain	44
Marco Elser	55
Alan K. Greene	74
George W. Schiele	82
Alberto Shaio	65
Salvatore J. Zizza	68

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

Marco M. Elser has served as a director since May 25, 2012.  For over five years, Mr. Elser has been a partner with AdviCorp Plc, a London-based investment banking firm.  Mr. Elser previously served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions from 1994 to 2001; he served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994.  Mr. Elser is currently Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company and served that role for over five years.  He is a also one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company.  Mr. Elser is also the president of the Harvard Club of Italy, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Alan K. Greene has served as an independent director since October 2, 2013.  Mr. Greene has previously served as a Partner of Price Waterhouse from 1974 to 1995, acting at various times as Managing Partner for cross border transactions and as National Director of tax services for M&A, and in connection with foreign banks and mutual funds with respect to acquisition and investment strategies.  Currently, Mr. Greene serves on the board of directors of Intellicorp, Inc. (since 2001), RAVE, Inc. (since 2005) and Connecticut Innovations, Inc. (since 2005), serving as its vice chairman.  Previously, he was a director of the Connecticut Clean Energy Fund from 2007 until 2011, Metromedia International Group, Inc. from 2007 until 2011, Enduro Medical Technologies LLC from 2005 until 2013 and Greene Rees Technologies, LLC from 1995 until 2013..  Mr. Greene has also held prior board positions at Fortistar Capital, Oswego Hydro, Access Shipping and various other public and private companies through the years.  Mr. Greene’s experience serving as chairman of various audit committees of many of these organizations and strong aptitude for technologies allows him to provide valuable contributions to the Board.

George W. Schiele has served as an independent director since 2009.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Schiele currently serves as President of George W. Schiele, Inc., a trust management and private investment company and has held such position since 1974.  He is also President of four other private companies since 1999, 2005, 2006 and 2009, respectively; from 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms, and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments.  Mr. Schiele additionally serves as Trustee of seven private trusts since 1974, 1999, 2007, 2009, 2010, 2011 and 2012, respectively, serving as President of one since 2000, and as an Officer and Director of two others.  Mr. Schiele also serves as a Trustee to various other private charitable foundations since 2006, as the Managing Partner of two private investment partnerships since 2008, and as a Director and Executive Board member of The Yankee Institute since 2000.  Mr. Schiele was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by the shareholders at the 2010/2011 Annual Meeting of Stockholders.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio has served as an independent director since October 2, 2013.  Mr. Shaio became the President and CEO of Craftsmen Industries on January 1, 2011.  Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Columbia SA), and the Interamerican Investment Group.  He currently serves on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg, Freudenberg Maschinenbau GmbH (Germany).  Additionally, he presently serves on the Board of Advisors of Scorpion Capital.  Mr. Shaio’s extensive international experience and service to numerous other boards of directors allows him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since 2009.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005, and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009.  He currently serves as the Chairman of Zizza & Associates, LLC.  Mr. Zizza serves as Chairman of Metropolitan Paper Recycling Inc. and as the Chairman of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009.  Mr. Zizza was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by shareholders at the 2012 Annual Meeting of Shareholders.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held 7 meetings during 2013.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. George W. Schiele and Mr. Salvatore J. Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, as well as $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2013 and 2012, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  Certain of these restricted shares were issued in December 2013.

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
45

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

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation’s Corporate Secretary at the Corporation’s headquarters in New York, New York.  The Corporate Secretary will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held no meetings in 2013.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Elser, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Audit Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors, a copy of which is available on the Corporation’s website at http://www.trans-lux.com/about/investor-information.  The Board of Directors has determined that Mr. Zizza meets the definition of “audit committee financial expert” set forth in Item 407 of Regulation S-K, as promulgated by the SEC.  The Audit Committee held 2 telephonic meetings with the independent auditors in 2013.  The responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and the material aspects thereof with the Corporation’s independent registered public accounting firm, and compliance with the Corporation’s policies and applicable laws and regulations.  Members of said Committee receive a fee of $400 for each meeting of the Committee they attend (other than the quarterly telephonic meetings held with the independent auditors) and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and a fee of $100 for his participation in each quarterly telephonic meeting held with the independent auditors.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee had zero meetings in 2013.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Elser, Schiele and Shaio, each of whom is independent in accordance with the Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.
46

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain is an employee of the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Mr. Elser, via Carlisle Investments, Inc. over which he exercised voting and dispositive power as investment manager, has made a loan to the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Schiele, Shaio and Zizza are non-employee directors of the Corporation. The Board of Directors has determined that Messrs. Greene, Schiele, Shaio and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders.  The Board of Directors has determined that 2 of its 3 Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 1,200 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date. The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 20 stock options are granted for each director; an additional 20 stock options are granted if a director has served for five years or more; an additional 20 stock options are granted if a director has served for ten years or more; and an additional 40 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the shareholders approved a proposal to grant warrants to purchase 20,000, 20,000 and 2,000 shares to Messrs. Zizza and Schiele and Ms. Firstenberg, respectively, which warrants were granted in 2013.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2013, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Jean-Marc (J.M.) Allain	President and Chief Executive Officer	44
Todd Dupee	Vice President and Chief Financial Officer	41
Kristin A. Kreuder	Vice President, General Counsel and Secretary	43

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

47

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

Cash Incentive Bonus.  We design the cash incentive bonuses for our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.  Cash incentive bonuses for our executives are established as part of their respective individual employment agreements, as applicable.  Currently, J.M. Allain, our President and Chief Executive Officer, is the only executive officer of the Corporation entitled to a cash incentive bonus; his cash incentive bonus is determined in accordance with the terms of his employment agreement with the Company.  As a general matter, the Compensation Committee is responsible for determining all criteria for the provision of any cash incentive bonuses awarded by the Corporation, and any such decisions by the Compensation Committee must be approved by the Board of Directors at the time any employment agreement contemplating a cash incentive bonus is entered into.  Based on the financial standing of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2013.

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

We view the three primary components of our executive compensation as related but distinct.  Although we review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant.  We believe that salary and cash incentive bonuses are primary considerations and that equity awards are secondary considerations.  Except as described below, we have not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.  This is due to the small size of our executive team, and our need to remain flexible and to tailor each executive’s award to attract and retain that executive.  For example, the Corporation, as an inducement to Mr. Allain to enter into his initial employment contract, granted him 2,000 restricted shares of Common Stock which vested 50% on the one year anniversary and the remaining 50% after two years; this sort of inducement granting of restricted stock was unprecedented at the time, but our flexible compensation structure allowed us to reach this mutually beneficial arrangement.
48

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

Compensation Consultants.  The Corporation has not engaged the services of any outside compensation consultant for 2013.

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

Marco Elser, Chairperson

Alan K. Greene

Salvatore J. Zizza

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation:
49

Summary Compensation Table

Annual Compensation

							Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)
					Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (1)
Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards					Total ($)
	Year			($)
J.M. Allain	2013	275,001	-	-	-	-	-	18,000	293,001
President and Chief Executive Officer	2012	264,922	-		-	-	-	18,000	282,922

Todd Dupee (2)	2013	73,770	-	-	-	-	-	-	73,770
Vice President and Chief Financial Officer	2012	60,204	-	-	-	-	-	-	60,204

Kristin A. Kreuder (3)	2013	150,003	-	-	-	-	-	-	150,003
Vice President, General Counsel and Secretary	2012	163,799	-	-	-	-	-	-	163,799

(1)     See “All Other Compensation” below for further details.

(2)     Elected an Executive Officer on April 8, 2013.

(3)     Elected an Executive Officer on March 6, 2012.

All Other Compensation

During 2013 and 2012, “All Other Compensation” consisted of director and/or trustee fees, insurance premiums and other items.  The following is a table of amounts per named individual:

		Director and/or Trustee Fees ($)	Insurance Premiums ($)	Other ($) (1)	Total All Other Compensation ($)
Name	Year

J.M. Allain	2013	-	-	18,000	18,000
	2012	-	-	18,000	18,000
Todd Dupee	2013	-	-	-	-
	2012	-	-	-	-
Kristin A. Kreuder	2013	-	-	-	-
	2012	-	-	-	-

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

2012 Long-Term Incentive Plan

The Company has adopted the 2012 Long-Term Incentive Plan to allow for an aggregate of 200,000 shares of Common Stock that may be issued under the 2012 Long-Term Incentive Plan.  The 2012 Long-Term Incentive Plan was adopted by the Corporation’s Board of Directors on July 2, 2010, with amendments adopted by the Corporation’s Board of Directors on December 21, 2011, and approved by the Corporation’s stockholders at the 2012 Annual Meeting of Stockholders held on June 26, 2012.   No awards have been issued to any employees under the 2012 Long-Term Incentive Plan.

Non-Employee Director Stock Option Plan

The Company also had a Non-Employee Director Stock Option Plan, which as amended, covered a maximum of 1,200 shares for grant and which provided for the grant of incentive stock options priced at fair market value as of the date of grant.  Options are for a period of six years from date of grant, are granted at fair market value on date of grant, may be exercised at any time after one year from date of grant while a director and are based on years of service, with a minimum of 20 stock options for each director, an additional 20 stock options based on five or more years of service, another 20 stock options based on 10 or more years of service and an additional 40 stock options based on 20 or more years of service.  Additional stock options are granted upon the expiration or exercise of any such option, which is no earlier than four years after date of grant, in an amount equal to such exercised or expired options.  The plan has expired.  60 options are currently outstanding, which became exercisable on the first anniversary of the grant date and will expire on the sixth anniversary of the grant date, so long as the grantee remains a director of the Corporation before the exercise date.

There were no stock options granted in fiscal 2013 to the named executive officers or any directors, and no stock options were exercised in fiscal 2013.

There have been no stock options issued to the named executive officers so there have been no values realized relating to the exercise of stock options, there are no fiscal year end option values and there are no unexercised option or equity incentive plan awards as of the end of the fiscal year.

Retirement Plan

The Company made a cash contribution of $669,000 during 2013, which was less than the minimum required contribution, to the Company’s retirement plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has been granted, subject to certain conditions, its requests for waivers of the 2009, 2010 and 2012 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company’s retirement plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $255,000 is the legislated annual cap on determining the final average salary and $205,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Employment Agreement

The Corporation executed an employment agreement with J.M. Allain, President and Chief Executive Officer, on February 16, 2012 which expires on February 16, 2015.  The agreement provides for compensation at the annual rate of $275,000 per annum, with a minimum raise of 6% per annum if the Corporation has a positive level of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) during a given year.  Mr. Allain is entitled to receive an annual bonus based on the Corporations yearly EBITDA.  The agreement further provides that, on its effective date, Mr. Allain became entitled to a grant of warrants to purchase 80,000 shares of the Corporation’s Common Stock, 50% of which are exercisable at $10.00 per share and 50% of which are exercisable at $15.00 per share, but these warrants have not been granted.  The agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including membership at the Core Club in New York City), and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.

The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed with the SEC as Exhibit 10.2 to the Form 8-K filed by the Corporation on March 12, 2012.
52

Director Compensation

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 1,200 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 20 stock options are granted for each director; an additional 20 stock options are granted if a director has served for five years or more; an additional 20 stock options are granted if a director has served for ten years or more; and an additional 40 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the Corporation received shareholder approval of a proposal to grant warrants to purchase 20,000, 20,000 and 2,000 shares to Salvatore J. Zizza, George W. Schiele and Jean Firstenberg, respectively, which warrants were granted in 2013.

Compensation of Directors

The following table represents director compensation for 2013:

					Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)
							All Other Compensation ($)
		Fees Earned ($)	Stock Awards ($)	Option Awards ($)				Total ($)
Name	Year
J.M. Allain	2013	-	-	-	-	-	-	-
Marco Elser	2013	13,500	-	-	-	-	-	13,500
Jean Firstenberg (1)	2013	14,100	-	-	-	-	-	14,100
Alan K. Greene (2)	2013	2,500	-	-	-	-	-	2,500
Richard Nummi (3)	2013	11,000	-	-	-	-	-	11,000
George W. Schiele	2013	21,750	-	-	-	-	-	21,750
Alberto Shaio (4)	2013	2,500	-	-	-	-	-	2,500
Elliot Sloyer (5)	2013	11,500	-	-	-	-	-	11,500
Salvatore J. Zizza	2013	23,600	-	-	-	-	-	23,600

(1)     Ms. Firstenberg resigned from the Board effective March 17, 2014.

(2)     Mr. Greene was elected a director by shareholders on October 2, 2013.

(3)     Mr. Nummi was appointed a director by the Board of Directors on March 6, 2012 and his term expired October 2, 2013.

(4)         Mr. Shaio was elected a director by shareholders on October 2, 2013.

(5)     Mr. Sloyer was appointed a director by the Board of Directors on March 6, 2012 and retired from the Board effective October 2, 2013.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of May 12, 2014 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation or a nominee for director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Gabelli Funds, LLC	416,400	(1)	40.6
One Corporate Center
Rye, NY 10580-1434

Non-Employee Directors:
Marco Elser	33,945	(2)	3.3
Alan K. Greene	-		*
George W. Schiele	8,140	(3)	*
Alberto Shaio	-		*
Salvatore J. Zizza	20	(4)	*

Named Executive Officers:
J.M. Allain	2,144		*
Todd Dupee	-		*
Kristin A. Kreuder	-		*
All directors and executive officers as a group	44,249	(5)	4.3

*Represents less than 1% of total number of outstanding shares.

(1)     Based on Schedule 13D, as amended, dated September 17, 2013 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.  On January 27, 2014, Gabelli Equity Series Funds, Inc. – The Gabelli Small Cap Growth Fund filed a Schedule 13G relating to 405,000 of the aforementioned 416,400 shares.

(2)    The amount includes 28,200 shares of Common Stock owned by Carlisle Investments, Elser & Co. and Advicorp plc, and 3,600 shares of Common Stock acquirable upon conversion of 3,600 B Warrants which are owned by Carlisle Investments and Elser & Co., of which Mr. Elser exercises voting and dispositive power as investment manager.

(3)     The amount includes 1,000 shares of Common Stock acquirable upon conversion of 1,000 B Warrants and 20 shares of Common Stock acquirable upon exercise of stock options. This amount does not include 2,000 shares of Common Stock acquirable by exercise of warrants that are not yet exercisable.

(4)     Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 20 shares of Common Stock acquirable on the exercise of stock options. This amount does not include 2,000 shares of Common Stock acquirable by exercise of warrants that are not yet exercisable.

(5)    The amount includes 4,640 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire by exercise of stock options and warrants.  This amount does not include 4,000 shares of Common Stock acquirable by exercise of warrants that are not yet exercisable.

Equity Compensation Plan Information

December 31, 2013
	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	60	$19.58	200,800

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

On December 2, 2013, Trans-Lux Corporation (the “Company”) executed a promissory note (the “Note”) in favor of Carlisle Investments, Inc. (“Carlisle”), pursuant to which Carlisle has loaned $1,000,000 to the Company in order to provide the Company with temporary financing (the “Loan”).  Mr. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the Loan, the Company has granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.  The Note bears interest at the rate of ten percent per annum and has a maturity date of June 1, 2014, with a bullet payment of all principal and accrued interest due at such time; provided, however, that the parties may agree in writing to convert or exchange all or any part of the Note into a long term investment by Carlisle in Trans-Lux (a “Conversion Transaction”).  In the event the parties engage in a Conversion Transaction (of which there can be no assurance), all amounts due under the Note will be payable (or not, as the case may be) in accordance with the terms of the documentation executed by the parties in connection with such Conversion Transaction, if any.  On December 4, 2013, net proceeds in the amount of $1,000,000 were received from Carlisle.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain is an employee of the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Mr. Elser, via Carlisle Investments, Inc. over which he exercised voting and dispositive power as investment manager, has made a loan to the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Schiele, Shaio and Zizza are non-employee directors of the Corporation.  The Board of Directors has determined that Messrs. Greene, Schiele, Shaio and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors, and as stockholders.  The Board of Directors has determined that 2 of its 3 Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, (“BDO”) has served as our independent registered public accounting firm since May 17, 2010, when the Audit Committee of the Corporation’s Board of Directors approved their engagement to audit the Corporation’s financial statements for the fiscal year ended December 31, 2010.  The Audit Committee has appointed BDO as our independent registered public accounting firm for the year ending December 31, 2014.

The ratification of the appointment by our Audit Committee of BDO as our independent registered public accounting firm for the fiscal year ending December 31, 2014 requires the affirmative vote of a majority of the votes cast affirmatively or negatively of Common Stock of the Corporation voting in person or by proxy. Although stockholder approval of the appointment is not required by law and is not binding on the Audit Committee, the Committee will take the appointment under advisement if such appointment is not approved by the affirmative vote of a majority of the votes cast at the Meeting.
55

Representatives of BDO may be present at the Annual Meeting to answer appropriate questions and to make a statement if they wish.

There are no disagreements between management and BDO regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by BDO for 2013 and 2012 were approved by the Audit Committee in advance of the work being performed.

Audit Fees:  BDO audit fees were $181,356 in 2013 and $246,563 in 2012.  BDO audit fees for both 2013 and 2012 included, but were not limited to, fees associated with the annual audit of the Corporation’s financial statements, reviews of the Corporation’s quarterly reports on Form 10-Q and reviews of the Corporation’s proxy statements.

Audit-Related Fees:  There were no audit-related services provided by BDO in 2013 or in 2012.

Tax Fees:  BDO did not provide any tax services during 2013 or in 2012.

All Other Fees:  BDO did not provide any non-audit related services during 2013 or in 2012.

PART IV

ITEM 15.              EXHIBITS

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

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

10.5        1995 Stock Option Plan, as amended (incorporated by reference to Proxy Statement dated April 7, 2000).

10.6        Promissory Note in favor of Carlisle Investments, Inc. and Security Agreement between Trans-Lux Corporation and Carlisle Investments, Inc. (incorporated by reference to Exhibits 4.01 and 4.02 of Form 8-K dated December 2, 2013).

10.7        Employment Agreement with Jean-Marc Allain dated February 15, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K dated March 9, 2012).

10.8        Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.9        Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

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

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2013 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and (vi) Notes Consolidated Financial Statements. *

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

Dated:  May 13, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                /s/ George W. Schiele                                                                                                          May 13, 2014

George W. Schiele, Chairman of the Board

                /s/ Salvatore J. Zizza                                                                                                           May 13, 2014

Salvatore J. Zizza, Vice Chairman of the Board

                /s/ J.M. Allain                                                                                                                       May 13, 2014

J.M. Allain, Director, President and Chief Executive Officer

(Principal Executive Officer)

                /s/ Marco Elser                                                                                                                     May 13, 2014

Marco Elser, Director

                /s/ Alan K. Greene                                                                                                               May 13, 2014

Alan K. Greene, Director

                /s/ Alberto Shaio                                                                                                                  May 13, 2014

Alberto Shaio, Director

                /s/ Todd Dupee                                                                                                                    May 13, 2014

Todd Dupee, Vice President and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)