Form 10-Q
period 2014-03-31
TRANS LUX CORP
filed 2014-06-18
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

          (800) 243-5544

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

    Date

                         Class

         Shares Outstanding

06/17/14

  Common Stock - $0.001 Par Value

        1,051,253

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
In thousands, except share data	2014	2013
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$182	$55
Receivables, less allowance of $144 - 2014 and $86 - 2013	3,241	2,386
Inventories	2,358	2,523
Prepaids and other assets	1,543	1,585
Total current assets	7,324	6,549
Rental equipment	33,598	33,579
Less accumulated depreciation	24,590	23,869
	9,008	9,710
Property, plant and equipment	2,130	2,129
Less accumulated depreciation	1,029	967
	1,101	1,162
Goodwill	744	744
Other assets	303	340
TOTAL ASSETS	$18,480	$18,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,901	$1,446
Accrued liabilities	8,475	8,354
Current portion of long-term debt	2,857	2,478
Warrant liabilities	161	229
Total current liabilities	13,394	12,507
Long-term debt:
Notes payable	-	394
Deferred pension liability and other	3,852	4,103
Total liabilities	17,246	17,004
Stockholders' equity
Common - $0.001 par value - 10,000,000 shares authorized, 1,051,253
shares issued in 2014 and in 2013	26	26
Additional paid-in-capital	23,864	23,843
Accumulated deficit	(16,839)	(16,677)
Accumulated other comprehensive loss	(2,754)	(2,628)
Treasury stock - at cost - 15,344 common shares in 2014 and 2013	(3,063)	(3,063)
Total stockholders' equity	1,234	1,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,480	$18,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share data	2014	2013
Revenues:
Digital display sales	$5,209	$2,451
Digital display lease and maintenance	1,255	1,645
Total revenues	6,464	4,096

Cost of revenues:
Cost of digital display sales	3,823	2,079
Cost of digital display lease and maintenance	1,025	1,265
Total cost of revenues	4,848	3,344

Gross profit from operations	1,616	752
General and administrative expenses	(1,749)	(1,911)
Restructuring costs	-	(50)
Operating loss	(133)	(1,209)
Interest expense, net	(70)	(41)
Change in warrant liabilities and other warrant expense	47	(68)
Loss from continuing operations before income taxes	(156)	(1,318)
Income tax expense	(6)	(8)
Loss from continuing operations	(162)	(1,326)
Income from discontinued operations	-	1,022
Net loss	$(162)	$(304)

Loss per share continuing operations - basic and diluted	$(0.15)	$(1.30)
Income per share discontinued operations - basic and diluted	-	1.00
Total loss per share - basic and diluted	$(0.15)	$(0.30)

Weighted average common shares outstanding - basic and diluted	1,051	1,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31
In thousands	2014	2013

Net loss	$(162)	$(304)
Other comprehensive loss:
Unrealized foreign currency translation loss	(126)	(85)
Total other comprehensive loss, net of tax	(126)	(85)
Comprehensive loss	$(288)	$(389)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31
In thousands	2014	2013
Cash flows from operating activities
Net loss	$(162)	$(304)
Add back: Income from discontinued operations	-	(1,022)
Loss from continuing operations	(162)	(1,326)
Adjustment to reconcile net loss from continuing operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	783	902
Change in warrant liabilities	(68)	68
Changes in operating assets and liabilities:
Receivables	(855)	106
Inventories	165	(288)
Prepaids and other assets	79	(239)
Accounts payable and accrued liabilities	471	95
Deferred pension liability and other	(251)	142
Net cash provided by (used in) operating activities	162	(540)
Cash flows from investing activities
Equipment manufactured for rental	(19)	-
Purchases of property and equipment	(1)	(93)
Net cash used in investing activities	(20)	(93)
Cash flows from financing activities
Payments of long-term debt	(15)	(314)
Net cash used in financing activities	(15)	(314)
Cash flows from discontinued operations
Cash used in operating activities of discontinued operations	-	(53)
Cash provided by investing activities of discontinued operations	-	1,766
Cash used in financing activities of discontinued operations	-	(1,723)
Net cash used in discontinued operations	-	(10)
Net increase (decrease) in cash and cash equivalents	127	(957)
Cash and cash equivalents at beginning of year	55	1,164
Cash and cash equivalents at end of period	$182	$207
Supplemental disclosure of cash flow information:
Interest paid	$7	$38
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Note 1 – Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  It is suggested that the March 31, 2014 Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The Condensed Consolidated Balance Sheet at December 31, 2013 is derived from the December 31, 2013 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and they are disclosed in Note 14 – Subsequent Events.

Recent Accounting Pronouncements:  There are no recent accounting pronouncements that are expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.  As approved by shareholders at the Company’s Annual Meeting on October 2, 2013, the Company enacted a 1,000:1 reverse stock split followed immediately by a 1:40 forward stock split effective October 29, 2013.  As a result, on October 29, 2013, every 1,000 outstanding shares of Common Stock were exchanged into 1 share of Common Stock.  Any shareholders who owned fractional shares of Common Stock after the reverse stock split were cashed out at the closing market price of $0.29 on October 25, 2013.  At the conclusion of the forward stock split, every 1 outstanding share of Common Stock was exchanged into 40 shares of Common Stock.  Unless otherwise indicated, all share and per share information in this Form 10-Q has been adjusted for the reverse and forward stock splits.

Note 2- Going Concern

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

Management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations.  Further, the Company’s obligations under its pension plan exceeded plan assets by $4.7 million at March 31, 2014 and the Company had $1.4 million due under its pension plan over the next 12 months.  Additionally, if the Company is unable to cure the defaults on the Debentures and the Notes, the Debentures and the Notes could be called and be immediately due.  If the Debentures and Notes are called, the Company would need to obtain new financing.  There can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company.  If the debt is called and new financing cannot be arranged, it is unlikely that the Company will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 8 - Long-Term Debt for further details.

Subsequent to March 31, 2014, the Company has made its regularly scheduled quarterly contribution of $280,000 to the Company’s pension plan.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures which started as part of our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Note 3 - Plan of Restructuring

In 2011, the Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes, among other senior claims.  In November 2011, $9.0 million principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 80,800 shares of Common Stock in exchange for the Notes and the Company recorded a gain of $8.8 million on debt extinguishment of principal and accrued interest on the Notes and Debentures during the year ended December 31, 2011.  The offer expired in 2011, but the Company continues to consider further exchanges of the Notes and Debentures.  No Notes or Debentures have been exchanged in the three months ended March 31, 2014 or in the three months ended March 31, 2013.

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

As of March 31, 2014, the investors have purchased 5,400 shares of our Common Stock by exercising 5,400 A Warrants and are entitled to purchase an additional 5,400 shares of our Common Stock if they exercise their B Warrants, all of which were issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 107,200 warrants held or obtainable by the Placement Agent and the subscriber in connection with the sale of $650,000 of 4.00% secured notes.  See Note 7 – Warrant Liabilities.

The Company began a restructuring plan by reducing operating costs in 2010, and additional charges were required in subsequent years. We expect that the remainder of these costs will be paid over the next 12 months.

The following table shows the remaining accrued balance of restructuring costs as of March 31, 2014, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets:

	Balance December 31, 2013	Provision	Payments and Other Adjustments	Balance March 31, 2014
Severance costs (1)	$23	$ -	$ -	$23
Other fees	-	-	-	-
	$23	$ -	$ -	$23

(1) Represents salaries for employees separated from the Company.

The following table shows, by reportable segment, the remaining accrued balance of restructuring costs as of March 31, 2014:

	Balance December 31, 2013	Provision	Payments and Other Adjustments	Balance September 30, 2013
Digital display sales	$ -	$ -	$ -	$ -
Digital display lease and maintenance	23	-	-	23
	$23	$ -	$ -	$23

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

The results of operations related to this disposal have been reclassified in the Condensed Consolidated Financial Statements as discontinued operations.  There were no remaining assets or liabilities to be reported as discontinued operations as of March 31, 2014 or December 31, 2013. There were no discontinued operations for the three months ended March 31, 2014.

The following table presents the financial results of the discontinued operations for the three months ended March 31, 2013:

In thousands, except per share data
Revenues	$3
Cost of revenues	13
Gross profit (loss)	(10)
General and administrative expenses	(2)
Operating loss	(12)
Interest expense, net	(18)
Gain on sale of assets	1,052
Income from discontinued operations	1,022
Income per share discontinued operations – basic and diluted	$1.00

Note 5 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value. The fair value of these instruments is determined using a three-tier fair value hierarchy.Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $2,000 and $55,000, respectively, at both March 31, 2014 and December 31, 2013. The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items. The fair value, using observable inputs, of the Company’s Notes and Debentures was $244,000 and $33,000, respectively, at March 31, 2014 and December 31, 2013.  The fair value of the Company’s remaining long-term debt approximates its carrying value of $1.4 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively.

Note 6 – Inventories

Inventories are stated at the lower of cost or market and consist of the following:

In thousands	March 31 2014	December 31 2013
Raw materials	$1,554	$1,789
Work-in-progress	458	398
Finished goods	346	336
	$2,358	$2,523

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

In connection with the Offering, the Company issued 48,000 three-year warrants to the Placement Agent (the “Placement Agent Warrants”).  Upon the exercise of these Placement Agent Warrants, the Company will issue 9,600 A Warrants to the Placement Agent and upon the exercise of these A Warrants, the Company will issue 9,600 B Warrants to the Placement Agent. The aggregate number of Placement Agent Warrants, A Warrants and B Warrants to which the Placement Agent is entitled is 67,200.  Each Placement Agent Warrant entitles the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share and a two-year A Warrant.  Each A Warrant, which would expire on November 14, 2016 , would entitle the Placement Agent to purchase one share of the Company’s Common Stock and a three-year B Warrant at an exercise price of $5.00 per share.  Each B Warrant,which would expire on November 14,2017, shall entitle the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share.

In connection with a private placement of $650,000 of 4.00% notes, see Note 8 – Long-Term Debt, the Company issued 40,000 warrants to the subscriber at an exercise price of $2.50 per share, which expire on June 17, 2016.

The foregoing warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants. Therefore, these warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded a non-cash gain of $68,000 in the three months ended March 31, 2014 and a non-cash loss of $68,000 in the three months ended March 31, 2013, related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in Change in warrant liabilities in the Condensed Consolidated Statements of Operations.

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

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share. In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share. Each of these warrant issuances was approved by shareholders at the Company’s 2013 Annual Meeting of Shareholders on October 2, 2013.The warrants were issued effective October 2, 2013 and begin to vest after one year.The Company recorded a non-cash expense of $21,000 in the three months ended March 31, 2014 related to the value of the warrants issued, which is included in Change in warrant liabilities in the Condensed Consolidated Statements of Operations.These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants,so they are considered indexed to the Company's Common Stock and were accounted for as equity.

Note 8 – Long-Term Debt

As of March 31, 2014, the Company had $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to all Senior Indebtedness of the Company.

As of March 31, 2014, the Company had $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The Debentures are subordinate to all Senior Indebtedness of the Company.

As of March 31, 2014, the Company had a $440,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

As of March 31, 2014, the Company had a $1.0 million loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  Subsequent to the end of the quarter, the loan was extended to July 1, 2014.  The Company anticipates that this loan will be converted into shares of the Company’s Common Stock.  Mr. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the loan, the Company has granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.

Subsequent to the end of the quarter, the Company received a $200,000 loan from George Schiele at a fixed interest rate of 10.00%, which matures on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  The Company anticipates that this loan will be converted into shares of the Company’s Common Stock.  Mr. Schiele is a director of the Company.

Note 9 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2014	2013
Interest cost	$ 124	$ 130
Expected return on plan assets	(125)	(110)
Amortization of net actuarial loss	131	121
Net periodic pension cost	$ 130	$ 141

As of March 31, 2014, the Company recorded a current pension liability of $1.4 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.3 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution for 2014 is expected to be $1.4 million.

The pension plan asset information included below is presented at fair value.  ASC 820 establishes a framework for measuring fair value and required disclosures about assets and liabilities measured at fair value. The fair values of these assets are determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its mutual stock funds using quoted market prices, a Level 1 or an observable input, and the guaranteed investment contracts, a Level 2 based on observable inputs and quoted prices in markets that are not active.  The Company does not have any Level 3 pension assets, in which such valuation would be based on unobservable measurements and management’s estimates.

The following table presents the pension plan assets by level within the fair value hierarchy as of March 31, 2014:

In thousands	Level 1	Level 2	Level 3	Total
Guaranteed investment contracts	$ -	$1,709	$ -	$1,709
Mutual stock funds	5,632	-	-	5,632
Equity and index funds	-	-	-	-
Total pension plan assets	$5,632	$1,709	$ -	$7,341

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions for 2014 and has already made $498,000 of those contributions; however there is no assurance that the Company will be able to make any or all such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

The Company did not issue any stock options during the three months ended March 31, 2014 and 2013.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	60	19.58
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	60	19.58	1.6
Vested and expected to vest at end of period	60	19.58	1.6	-
Exercisable at end of period	60	19.58	1.6	-

Note 11 – Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At March 31, 2014 and 2013, there were outstanding warrants convertible into 161,800 and 440,400 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At both March 31, 2014 and 2013, there were outstanding stock options to purchase 60 shares of Common Stock, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

Note 12 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000.  The liability is included in Accrued liabilities on the Condensed Consolidated Balance Sheets at March 31,2014 and December 31, 2013. Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

Note 13 – Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance of the business.

The Company evaluates segment performance and allocates resources based upon operating income (loss). The Company’s operations are managed in two reportable business segments: Digital display sales and Digital display lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital displays and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada. The Digital display sales segment sells equipment and the Digital display lease and maintenance segment leases and maintains equipment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment. There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues for 2014 and 2013.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s continuing operations in its two business segments for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
In thousands	2014	2013
Revenues:
Digital display sales	$ 5,209	$ 2,451
Digital display lease and maintenance	1,255	1,645
Total revenues	$ 6,464	$ 4,096
Operating income (loss):
Digital display sales	$ 270	$(1,008)
Digital display lease and maintenance	230	262
Corporate general and administrative expenses	(633)	(463)
Total operating loss	(133)	(1,209)
Interest expense, net	(70)	(41)
Change in warrant liabilities	47	(68)
Loss from continuing operations before income taxes	(156)	(1,318)
Income tax expense	(6)	(8)
Loss from continuing operations	$ (162)	$(1,326)

Note 14 - Subsequent Events

On May 27, 2014, Trans-Lux Energy Corporation (“TL Energy”), a subsidiary of the Company, entered into an Asset Purchase Agreement (the “TL Energy Agreement”) with Advanced Custom Energy Solutions (“ACES”) pursuant to which TL Energy purchased all of the assets of ACES for a purchase price of $100.  In connection with the TL Energy Agreement, the Company has entered into an employment agreement dated May 27, 2014 with David Pavlik (the “Employment Agreement”), pursuant to which he will serve as the President of TL Energy.

On May 27, 2014, Trans-Lux Investment Corporation (“TL Investment”), a subsidiary of the Company, entered into an Asset Purchase Agreement with Ecostar Industries, Inc. (“Ecostar”) pursuant to which TL Investment purchased all of the assets of Ecostar for a purchase price of $100.

Effective May 29, 2014, Mr. Robert J. Conologue was elected by the Company’s Board of Directors to serve as the Company’s Chief Financial Officer.  Mr. Todd Dupee stepped down from his position as Chief Financial Officer of the Company and continues to be employed as a Vice President of the Company and has assumed the role of Controller.

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

Going Concern

In light of the unprecedented instability in the financial markets and the severe slowdown in the overall economy, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.7 million at March 31, 2014 and the Company has a significant amount due to their pension plan due over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm issued an opinion on our December 31, 2013 Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s pension plan over the next 12 months,  raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Condensed Consolidated Financial Statements - Going Concern.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2014 and 2013:

	2014		2013
Revenues:
Digital display sales	$ 5,209	80.6%	$ 2,451	59.8%
Digital display lease and maintenance	1,255	19.4%	1,645	40.2%
Total revenues	6,464	100.0%	4,096	100.0%
Cost of revenues:
Cost of digital display sales	3,823	73.4%	2,079	84.8%
Cost of digital display lease and maintenance	1,025	81.7%	1,265	76.9%
Total cost of revenues	4,848	75.0%	3,344	81.6%
Gross profit from operations	1,616	25.0%	752	18.4%
General and administrative expenses	(1,749)	(27.1)%	(1,911)	(46.7)%
Restructuring costs	-	- %	(50)	(1.2)%
Operating loss	(133)	(2.1)%	(1,209)	(29.5)%
Interest expense, net	(70)	(1.1)%	(41)	(1.0)%
Change in warrant liabilities and other warrant expense	47	0.8%	(68)	(1.7)%
Loss from continuing operations before income taxes	(156)	(2.4)%	(1,318)	(32.2)%
Income tax expense	(6)	(0.1)%	(8)	(0.2)%
Loss from continuing operations	(162)	(2.5)%	(1,326)	(32.4)%
Income from discontinued operations	-	- %	1,022	25.0%
Net loss	$ (162)	(2.5)%	$ (304)	(7.4)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues for the three months ended March 31, 2014 increased $2.4 million or 57.8% to $6.5 million from $4.1 million for the three months ended March 31, 2013, primarily due to an increase in sales in the digital display market, offset by a decrease in digital display lease and maintenance revenues.

Digital display sales revenues increased $2.8 million or 112.5%, primarily due to a large individual sale in the scoreboard market.

Digital display lease and maintenance revenues decreased $390,000 or 23.7%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s. The global recession has negatively impacted the lease and maintenance revenues as well. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2014 decreased $1.1 million to $133,000 from $1.2 million for the three months ended March 31, 2013, principally due to the increase in revenues and a decrease in general and administrative expenses.

Digital display sales operating income increased $1.3 million to income of $270,000 for the three months ended March 31, 2014 compared to a loss of $1.0 million for the three months ended March 31, 2013, primarily as a result of the increase in revenues and a decrease in general and administrative expenses.  The cost of Digital display sales increased $1.7 million or 83.9%, primarily due to the increase in revenues.  The cost of Digital display sales represented 73.4% of related revenues in 2014 compared to 84.8% in 2013.  Digital display sales general and administrative expenses decreased $264,000 or 19.1%, primarily due to a decrease in payroll and benefits.

Digital display lease and maintenance operating income decreased $32,000 or 12.2%, primarily as a result of the decrease in revenues, offset by a decrease in general and administrative expenses.  The cost of Digital display lease and maintenance decreased $240,000 or 19.0%, primarily due to a $112,000 decrease in depreciation expense and a $128,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 81.7% of related revenues in 2014 compared to 76.9% in 2013.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $118,000, primarily due to decreases in payroll and benefits and bad debt expense.

Corporate general and administrative expenses increased $170,000 or 36.7%, primarily due to an increase in payroll and benefits.

Net interest expense increased $29,000 or 70.7%, primarily due to higher borrowing rates on the long-term debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the restructuring plan.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Liabilities.

The effective tax rate for the three months ended March 31, 2014 and 2013 was 3.8% and 0.6%, respectively. Both the 2014 and 2013 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

While the Company has improved operations and reduced operating losses, in prior years the Company has incurred significant recurring losses from continuing operations and continues to have a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $162,000 in the three months ended March 31, 2014 and had a working capital deficiency of $6.1 million as of March 31, 2014. The 2014 results include a $68,000 gain for marking warrants to market value.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Liabilities.

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

The Company generated cash from operating activities of continuing operations of $162,000 for the three months ended March 31, 2014 and used cash for operating activities of continuing operations of $540,000 for the three months ended March 31, 2013.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market. The Company continues to explore ways to reduce operational and overhead costs.The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents increased $127,000 in the three months ended March 31, 2014. The increase is primarily attributable to cash provided by operating activities of continuing operations of $162,000, offset by investment in equipment manufactured for rental of $19,000, scheduled payments of long-term debt of $15,000 and investment in property and equipment of $1,000. The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.  Cash and cash equivalents decreased $957,000 in the three months ended March 31, 2013. The decrease was primarily attributable to cash  used for operating activities of continuing operations of $540,000, payments on the revolving credit facility of $300,000, investment in property and equipment of $93,000, scheduled payments of long-term debt of $14,000 and cash used in discontinued operations of $10,000.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company’s current and long-term debt agreements, employment and consulting agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2014 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2014 for the remainder of 2014 and over the next four fiscal years:

In thousands	Remainder of 2014	2015	2016	2017	2018 and thereafter
Current and long-term debt, including interest	$3,119	$400	$ -	$ -	$ -
Pension plan payments	1,160	920	862	699	482
Employment agreement obligations	291	184	61	-	-
Estimated warranty liability	78	81	62	44	28
Operating lease payments	184	172	129	-	-
Total	$4,832	$1,757	$1,114	$743	$510

Of these fixed cash obligations, the Company continues to consider further exchanges of the $1.8 million, including interest, of remaining Notes and Debentures for an aggregate amount of $280,000, as discussed in the Restructuring Plan and Preferred Stock Offering section below.  The Company anticipates that the $1.0 million Carlisle Investments Inc. loan will be converted into shares of the Company’s Common Stock. Subsequent to March 31, 2014, the Company has made its regularly scheduled quarterly contribution of $280,000 to the Company’s pension plan.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

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

On July 12, 2013, the Company’s subsidiary, Trans-Lux Midwest Corporation (“Midwest”), entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”), in order to provide financing to the Company.  Under the Agreement, Midwest will sell certain account receivables (the “Accounts”) to Prestige.  Prestige will advance 75% of the face value of the Accounts to Midwest, up to a maximum advance of $2.5 million, with the remainder to be credited to Midwest upon final collection at a discount fee based on the number of days such Accounts remain outstanding.  Under the Agreement, Midwest has granted to Prestige a continuing security interest in and lien upon all accounts and property of Midwest at any time in Prestige’s possession.  The Agreement is for a one year term, and thereafter automatically extends for successive one year periods unless cancelled by either party upon 60 days notice.  The Agreement may also be terminated earlier by Prestige upon 60 days prior notice to Midwest, or by Prestige in the event of a breach of the Agreement or upon the insolvency of Midwest or the Company.  Upon the termination of the Agreement in the event of a breach or insolvency event, all of Midwest’s obligations to Prestige shall become immediately due and payable.  In the event Midwest wishes to terminate the Agreement during the term of the Agreement, Midwest must pay an early termination fee equal to $7,500 per month for each month remaining under any applicable term, however, Prestige has agreed to waive such termination fee in the event Midwest terminates the Agreement at any time after the initial six months of the term of the Agreement.  The Company has guaranteed Midwest’s obligations under the Agreement pursuant to a Guaranty executed by the Company as of July 12, 2013.  As of March 31, 2014, net proceeds of approximately $1.5 million were advanced from Prestige.  Subsequent to March 31, 2014, additional net proceeds of approximately $59,000 were advanced from Prestige.  The funds were used to make payments to the Company’s Pension Plan and for working capital purposes.

Other Current and Long-Term Debt

As of March 31, 2014, the Company had a $1.0 million loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  Subsequent to the end of the quarter, the loan was extended to July 1, 2014.  The Company anticipates that this loan will be converted into shares of the Company’s Common Stock.  Mr. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the loan, the Company has granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.

The Company has a $440,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

Subsequent to the end of the quarter, the Company received a $200,000 loan from George Schiele at a fixed interest rate of 10.00%, which matures on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  The Company anticipates that this loan will be converted into shares of the Company’s Common Stock.  Mr. Schiele is a director of the Company.

Restructuring Plan and Preferred Stock Offering

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Notes are subordinate to all Senior Indebtedness of the Company.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to all Senior Indebtedness of the Company.

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011.  The Company issued 90,000 shares of Common Stock in exchange for the Notes.  No Notes or Debentures were exchanged in the three months ended March 31, 2014 or March 31, 2013.

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

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2014, the Company made $498,000 of contributions to the plan.  At this time, the Company is expecting to make the remainder of its required contributions for the 2014 plan year; however there is no assurance that we will be able to make any or all of such remaining payments.  As of March 31, 2014, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 5 to the Condensed Consolidated Financial Statements – Fair Value.  At March 31, 2014, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $311,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At March 31, 2014, the Company did not hold any derivative financial instruments.

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

Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2014 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company has accrued reserves individually and in the aggregate for such legal proceedings.Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled subsequent to the end of the year for $600,000. The liability is included in Accrued liabilities on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31,2013. Of the settlement, $275,000 was paid in April 2014, with the remainder due in monthly installments over the next 2 years.

Item 1A.

Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to those previously disclosed risk factors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults upon Senior Securities

As disclosed in Note 8 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Notes are subordinate to all Senior Indebtedness of the Company.  At March 31, 2014 and December 31, 2013, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 8 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to the Notes and all Senior Indebtedness of the Company.  At March 31, 2014 and December 31, 2013, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

31.1

Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Robert J. Conologue, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Robert J. Conologue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION

                 (Registrant)

by  /s/  Robert J. Conologue

Robert J. Conologue

Chief Financial Officer

by  /s/  Todd Dupee

Todd Dupee

Vice President and Controller

Date:  June 18, 2014