Form 10-Q
period 2014-09-30
TRANS LUX Corp
filed 2014-11-12
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission file number 1-2257

TRANS-LUX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		13-1394750
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

445 Park Avenue, Suite 2001, New York, NY		10022
(Address of principal executive offices)		(Zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                No      X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Date                                                                Class                                                  Shares Outstanding

11/10/14                                      Common Stock - $0.001 Par Value                                        1,700,429

Part I - Financial Information TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2014	December 31 2013
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$294	$55
Receivables, less allowance of $148 - 2014 and $86 - 2013	3,488	2,386
Inventories	2,460	2,523
Prepaids and other assets	1,040	1,585
Total current assets	7,282	6,549
Rental equipment	33,598	33,579
Less accumulated depreciation	26,031	23,869
	7,567	9,710
Property, plant and equipment	2,161	2,129
Less accumulated depreciation	1,153	967
	1,008	1,162
Goodwill	744	744
Restricted cash	212	-
Other assets	296	340
TOTAL ASSETS	$17,109	$18,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,135	$1,446
Accrued liabilities	7,517	8,354
Current portion of long-term debt	1,826	2,478
Warrant liabilities	549	229
Total current liabilities	12,027	12,507
Long-term debt:
Notes payable	-	394
Deferred pension liability and other	3,349	4,103
Total liabilities	15,376	17,004
Stockholders' equity
Common - $0.001 par value - 10,000,000 shares authorized, 1,660,429 shares issued in 2014 and 1,051,253 shares issued in 2013	2	1
Additional paid-in-capital	27,336	23,868
Accumulated deficit	(19,750)	(16,677)
Accumulated other comprehensive loss	(2,792)	(2,628)
Treasury stock - at cost - 15,344 common shares in 2014 and 2013	(3,063)	(3,063)
Total stockholders' equity	1,733	1,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,109	$18,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands, except per share data	2014	2013	2014	2013
Revenues:
Digital display sales	$4,861	$4,607	$14,639	$10,345
Digital display lease and maintenance	1,262	1,597	3,849	4,742
Total revenues	6,123	6,204	18,488	15,087

Cost of revenues:
Cost of digital display sales	3,324	3,221	11,339	7,778
Cost of digital display lease and maintenance	955	1,225	3,004	3,738
Total cost of revenues	4,279	4,446	14,343	11,516

Gross profit from operations	1,844	1,758	4,145	3,571
General and administrative expenses	(2,187)	(2,044)	(6,622)	(6,075)
Restructuring costs	-	-	-	(49)
Operating loss	(343)	(286)	(2,477)	(2,553)
Interest expense, net	(49)	(15)	(189)	(98)
Other income	-	181	-	181
Loss on sale of receivables	-	-	-	(348)
Change in warrant liabilities and other warrant expense	(7)	296	(383)	960
(Loss) income from continuing operations before income taxes	(399)	176	(3,049)	(1,858)
Income tax expense	(8)	(8)	(24)	(24)
(Loss) income from continuing operations	(407)	168	(3,073)	(1,882)
Income from discontinued operations	-	-	-	1,023
Net (loss) income	$(407)	$168	$(3,073)	$(859)

(Loss) income per share continuing operations - basic and diluted	$(0.25)	$0.16	$(2.43)	$(1.84)
Income per share discontinued operations - basic and diluted	-	-	-	1.00
Total (loss) income per share - basic and diluted	$(0.25)	$0.16	$(2.43)	$(0.84)

Weighted average common shares outstanding - basic and diluted	1,642	1,023	1,264	1,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands	2014	2013	2014	2013

Net (loss) income	$(407)	$168	$(3,073)	$(859)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(147)	66	(164)	(128)
Total other comprehensive (loss) income, net of tax	(147)	66	(164)	(128)
Comprehensive (loss) income	$(554)	$234	$(3,237)	$(987)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended September 30

In thousands	2014	2013
Cash flows from operating activities
Net loss	$(3,073)	$(859)
Add back: Income from discontinued operations	-	(1,023)
Loss from continuing operations	(3,073)	(1,882)
Adjustment to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,348	2,714
Loss on receivable financing	-	348
Loss on disposal of assets	-	11
Amortization of warrants	63	-
Change in warrant liabilities	320	(960)
Changes in operating assets and liabilities:
Receivables	(1,102)	(239)
Inventories	63	(542)
Prepaids and other assets	589	(799)
Restricted cash	(212)	-
Accounts payable and accrued liabilities	(261)	866
Deferred pension liability and other	(754)	(177)
Net cash used in operating activities	(2,019)	(660)
Cash flows from investing activities
Equipment manufactured for rental	(19)	(76)
Purchases of property and equipment	(32)	(198)
Net cash used in investing activities	(51)	(274)
Cash flows from financing activities
Payments of long-term debt	(46)	(1,043)
Proceeds from issuance of restricted stock and warrants	2,355	-
Proceeds from receivable financing	-	887
Proceeds from exercise of warrants	-	23
Net cash provided by (used in) financing activities	2,309	(133)
Cash flows from discontinued operations
Cash used in operating activities of discontinued operations	-	(779)
Cash provided by investing activities of discontinued operations	-	2,493
Cash used in financing activities of discontinued operations	-	(1,723)
Net cash used in discontinued operations	-	(9)
Net increase (decrease) in cash and cash equivalents	239	(1,076)
Cash and cash equivalents at beginning of year	55	1,164
Cash and cash equivalents at end of period	$294	$88
Supplemental disclosure of cash flow information:
Interest paid	$24	$65
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Note 1 –  Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  The September 30, 2014 Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The Condensed Consolidated Balance Sheet at December 31, 2013 is derived from the December 31, 2013 audited financial statements.

The Company entered into a sublease with Mizuho Securities USA Inc. dated as of August 6, 2014, which commenced September 15, 2014 and expires November 30, 2017, and has relocated its headquarters to 445 Park Avenue, Suite 2001, New York, NY  10022.  In accordance with the sublease, a letter of credit for $212,000 was provided as the security deposit, which is included in Restricted cash on the Condensed Consolidated Balance Sheets.

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements:  In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12 (“ASU 2014-12”), “Accounting for Share-Based Payments When Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which provides explicit guidance on how to account for share-based payments that require a specific performance target be achieved after an employee completes the requisite service period.  ASU 2014-12 is effective for periods beginning after December 15, 2015 and may be applied either prospectively or retrospectively.  ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes the most current revenue recognition guidance in FASB ASC 605 “Revenue Recognition,” including industry-specific guidance.  ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either: a full retrospective approach reflecting the application of the standard in each prior reporting period, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption as an adjustment to the opening balance of retained earnings for the adoption of the new standard.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the requirements for reporting discontinued operations.  Under the amendments in ASU 2014-08, the definition of discontinued operations has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted.  ASU 2014-08 is not expected to have a material impact on the Company’s financials statements.

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

Management cannot provide any assurance that the Company would have sufficient cash and liquid assets to fund normal operations.  Further, the Company’s obligations under its pension plan exceeded plan assets by $4.3 million at September 30, 2014 and at such date the Company had $1.3 million due under its pension plan over the next 12 months.  Additionally, if the Company is unable to cure the defaults on the Debentures (as hereinafter defined) and the Notes (as hereinafter defined), the Debentures and the Notes could be called and be immediately due.  If the Debentures and Notes are called, the Company would need to obtain new financing.  There can be no assurance that the Company will be able to do so and, even if it obtains such financing, how the terms of such financing will affect the Company.  If the Debentures and/or the Notes are called and new financing cannot be arranged, it is unlikely that the Company will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 8 - Long-Term Debt for further details.

Subsequent to September 30, 2014, the Company made a contribution of $180,000 to the Company’s pension plan.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures which started as part of our 2011 financial restructuring.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Note 3 - Plan of Restructuring

In 2011, the Company’s Board of Directors approved a comprehensive restructuring plan which included offers to the holders of the 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged and to the holders of the 9½% Subordinated debentures due 2012 (the “Debentures”) the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The Debentures are subordinate to the claims of the holders of the Notes, among other senior claims.  In November 2011, $9.0 million principal amount of the Notes and $718,000 principal amount of the Debentures were exchanged.  The Company issued 80,800 shares of Common Stock in exchange for the Notes and the Company recorded a gain of $8.8 million on debt extinguishment of principal and accrued interest on the Notes and Debentures during the year ended December 31, 2011.  The offer expired in 2011, but the Company continues to consider further exchanges of the Notes and Debentures.  No Notes or Debentures have been exchanged in the nine months ended September 30, 2014 or in the nine months ended September 30, 2013.

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

As of September 30, 2014, the investors have purchased 5,400 shares of our Common Stock by exercising 5,400 A Warrants and are now entitled to purchase an additional 11,250 shares (as a result of the Retop investment (see Note 10 – Securities Purchase Agreement for Common Stock) and the repricing clause in the B Warrant agreement) of our Common Stock if they exercise their B Warrants, all of which were issued in connection with the their investment in the Series A Convertible Preferred Stock, which does not include the 159,200 warrants held or obtainable by the Placement Agent and the subscriber in connection with the sale of $650,000 of 4.00% secured notes.  See Note 7 – Warrant Issuances.

The Company began a restructuring plan by reducing operating costs in 2010, and additional restructuring charges were required in subsequent years.  We expect that the remainder of these costs will be paid over the next 12 months.  As of September 30, 2014 and December 31, 2013, the Company had accrued restructuring costs of $23,000 included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

Note 4 – Discontinued Operations

The Company has accounted for the Real Estate Division as discontinued operations and, accordingly, has restated all prior period information relating to this division.

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

The results of operations related to this disposal have been reclassified in the Condensed Consolidated Financial Statements as discontinued operations.  There were no remaining assets or liabilities to be reported as discontinued operations as of September 30, 2014 or December 31, 2013.  There were no discontinued operations for the nine months ended September 30, 2014.

The following table presents the financial results of the discontinued operations for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
In thousands, except per share data
Revenues	$-	$3
Cost of revenues	2	14
Gross profit (loss)	(2)	(11)
General and administrative expenses	2	-
Operating income (loss)	-	(11)
Interest expense, net	-	(18)
Gain on sale of assets	-	1,052
Income from discontinued operations	-	1,023
Income per share discontinued operations – basic and diluted	$0.00	$1.00

Note 5 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at both September 30, 2014 and December 31, 2013.  The carrying amounts of cash equivalents, receivables and accounts payable approximate their fair value due to the short maturities of these items.  The fair value, using observable inputs, of the Company’s Notes and Debentures was $244,000 and $33,000, respectively, at both September 30, 2014 and December 31, 2013.  The fair value of the Company’s remaining long-term debt, including current portion, approximates its carrying value of $409,000 and $1.5 million at September 30, 2014 and December 31, 2013, respectively.

Note 6 –  Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	September 30, 2014	December 31, 2013
In thousands
Raw materials	$1,577	$1,789
Work-in-progress	435	398
Finished goods	448	336
	$2,460	$2,523

Note 7 –  Warrant Issuances

As part of the Company’s restructuring plan, see Note 3 – Plan of Restructuring, the Company issued 166,600 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  As a result of the Retop investment (see Note 10 – Securities Purchase Agreement for Common Stock) and the repricing clause in the B Warrant agreement, there were 11,250 B Warrants that each entitled the holder to purchase one share of the Company’s Common Stock at an exercise price of $6.00 per share, which expire on November 14, 2014.

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

In connection with a private placement of $650,000 of 4.00% notes, see Note 8 – Long-Term Debt, the Company issued 40,000 warrants to the subscriber at an exercise price of $2.50 per share, which expire on June 17, 2016.  Subsequent to the end of the quarter, these warrants were exercised.

The foregoing warrants include a potential adjustment of the strike price if the Company sells or grants any option or warrant at a price per share less than the strike price of the warrants.  Therefore, these warrants are not considered indexed to the Company’s Common Stock and are accounted for on a liability basis.  The Company recorded non-cash expenses of $7,000 and $383,000 in the three and nine months ended September 30, 2014, respectively, and non-cash gains of $296,000 and $960,000 in the three and nine months ended September 30, 2013, respectively, related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in Change in warrant liabilities and other warrant expense in the Condensed Consolidated Statements of Operations.

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

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  Each of these warrant issuances was approved by shareholders at the Company’s 2013 Annual Meeting of Shareholders on October 2, 2013.  The warrants were issued effective October 2, 2013 and began to vest after one year.  The Company recorded non-cash expenses of $21,000 and $63,000 in the three and nine months ended September 30, 2014, respectively, related to the value of the warrants issued, which is included in Change in warrant liabilities and other warrant expense in the Condensed Consolidated Statements of Operations.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Retop Industrial (Hong Kong) Limited (“Retop”), pursuant to which Retop purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company has issued warrants to purchase 33,333 shares of the Company’s Common Stock to Retop at an exercise price of $8.00 per share.  These warrants were part of a direct investment in our equity, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

Note 8 – Long-Term Debt

As of September 30, 2014, the Company had $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged. The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  The Notes are subordinate to any Senior Indebtedness of the Company.

As of September 30, 2014, the Company had $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  The Debentures are subordinate to any Senior Indebtedness of the Company.

As of September 30, 2014, the Company had a $409,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which matures March 1, 2015 and requires a compensating balance of $200,000.

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

During the three months ended June 30, 2014, the Company received a $200,000 loan from George W. Schiele, a director of the Company, at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.

Note 9 –  Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended September 30		Nine months ended September 30
In thousands	2014	2013	2014	2013
Interest cost	$140	$111	$422	$371
Expected return on plan assets	(150)	(154)	(449)	(374)
Amortization of net actuarial loss	90	151	268	393
Net periodic pension cost	$80	$108	$241	$390

As of September 30, 2014, the Company has recorded a current pension liability of $1.3 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.0 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2014 is expected to be $1.2 million, of which $229,000 still remains to be paid.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of September 30, 2014:

In thousands	Level 1	Level 2	Level 3	Total
Mutual stock funds	$7,859	$-	$-	$7,859
Total pension plan assets	$7,859	$-	$-	$7,859

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions in 2014 and has already made $958,000 of those contributions; however there is no assurance that the Company will be able to make any or all the remaining 2014 payments of $229,000.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

Note 10 – Securities Purchase Agreement for Common Stock

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Retop Industrial (Hong Kong) Limited (“Retop”), pursuant to which Retop purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Retop at an exercise price of $8.00 per share.

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

The Company did not issue any stock options during the nine month periods ended September 30, 2014 and 2013.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the nine months ended September 30, 2014:

		Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)
				Aggregate Intrinsic Value ($)

	Options
Outstanding at beginning of year	60	19.58
Granted	-	-
Exercised	-	-
Terminated	20	16.25
Outstanding at end of period	40	26.25	1.3
Vested and expected to vest at end of period	40	26.25	1.3	-
Exercisable at end of period	40	26.25	1.3	-

Note 12 – (Loss) Income Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period.  Diluted (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At September 30, 2014 and 2013, there were outstanding warrants convertible into 246,000 and 162,000 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At September 30, 2014 and 2013, there were outstanding stock options to purchase 60 and 40 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2014 and 2013.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins. Foreign assets are immaterial.

Information about the Company’s continuing operations in its two business segments for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2014	2013	2014	2013
Revenues:
Digital display sales	$4,861	$4,607	$14,639	$10,345
Digital display lease and maintenance	1,262	1,597	3,849	4,742
Total revenues	$6,123	$6,204	$18,488	$15,087
Operating (loss) income:
Digital display sales	$(11)	$(51)	$(945)	$(1,828)
Digital display lease and maintenance	292	430	446	773
Corporate general and administrative expenses	(624)	(665)	(1,978)	(1,498)
Total operating loss	(343)	(286)	(2,477)	(2,553)
Interest expense, net	(49)	(15)	(189)	(98)
Other income	-	181	-	181
Loss on sale of receivables	-	-	-	(348)
Change in warrant liabilities and other warrant expense	(7)	296	(383)	960
(Loss) income from continuing operations before income taxes	(399)	176	(3,049)	(1,858)
Income tax expense	(8)	(8)	(24)	(24)
(Loss) income from continuing operations	$(407)	$168	$(3,073)	$(1,882)

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

Going Concern

While the Company has improved operations and reduced operating losses, the Company has incurred significant recurring losses from continuing operations and continues to have a significant working capital deficiency.  As a result, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  Our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.3 million at September 30, 2014 and the Company has a significant amount due to their pension plan due over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2014 and 2013:

	2014		2013
Revenues:
Digital display sales	$4,861	79.4%	$4,607	74.3%
Digital display lease and maintenance	1,262	20.6%	1,597	25.7%
Total revenues	6,123	100.0%	6,204	100.0%
Cost of revenues:
Cost of digital display sales	3,324	68.4%	3,221	69.9%
Cost of digital display lease and maintenance	955	75.7%	1,225	76.7%
Total cost of revenues	4,279	69.9%	4,446	71.7%
Gross profit from operations	1,844	30.1%	1,758	28.3%
General and administrative expenses	(2,187)	(35.7)%	(2,044)	(32.9)%
Operating loss	(343)	(5.6)%	(286)	(4.6)%
Interest expense, net	(49)	(0.8)%	(15)	(0.2)%
Other income	-	- %	181	2.9%
Change in warrant liabilities and other warrant expense	(7)	(0.1)%	296	4.8%
(Loss) income from continuing operations before income taxes	(399)	(6.5)%	176	2.8%
Income tax expense	(8)	(0.1)%	(8)	(0.1)%
Net (loss) income	$(407)	(6.6)%	$168	2.7%

Total revenues for the three months ended September 30, 2014 decreased $81,000 or 1.3% to $6.1 million from $6.2 million for the three months ended September 30, 2013, primarily due to a decrease in digital display lease and maintenance revenues, offset by an increase in sales in the digital display market.

Digital display sales revenues increased $254,000 or 5.5%, primarily due to increases in the catalog scoreboard and LED lighting markets.

Digital display lease and maintenance revenues decreased $335,000 or 21.0%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended September 30, 2014 increased $57,000 to $343,000 from $286,000 for the three months ended September 30, 2013, principally due to an increase in general and administrative expenses.

Digital display sales operating loss decreased $40,000 to $11,000 for the three months ended September 30, 2014 compared to $51,000 for the three months ended September 30, 2013, primarily due to the increase in revenues, offset by an increase in general and administrative expenses.  The cost of Digital display sales increased $103,000 or 3.2%, primarily due to the increase in revenues.  The cost of Digital display sales represented 68.4% of related revenues in 2014 compared to 69.9% in 2013.    Digital display sales general and administrative expenses increased $111,000 or 7.7%, primarily due to an increase in payroll and benefits, consulting fees and sales expenses.

Digital display lease and maintenance operating income decreased $138,000, primarily as a result of the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital display lease and maintenance decreased $270,000 or 22.0%, primarily due to a $118,000 decrease in depreciation expense and a $152,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 75.7% of related revenues in 2014 compared to 76.7% in 2013.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses increased $73,000, primarily due to an increase in bad debt expense.

Corporate general and administrative expenses decreased $41,000, primarily due to a $122,000 gain on Canadian currency exchange in 2014 compared to a loss of $54,000 on Canadian currency exchange in 2013, offset by an increase in payroll and benefits.

Net interest expense increased $34,000 to $49,000 in 2014 from $15,000 in 2013, primarily due to higher borrowing rates on the long-term debt.

The change in warrant liabilities and other warrant expense is attributable mainly to the change in the fair market value of the warrants.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Issuances.

The effective tax rate for the three months ended September 30, 2014 and 2013 was 2.0% and 4.5%, respectively.  Both the 2014 and 2013 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2014 and 2013:

	2014		2013
Revenues:
Digital display sales	$14,639	79.2%	$10,345	68.6%
Digital display lease and maintenance	3,849	20.8%	4,742	31.4%
Total revenues	18,488	100.0%	15,087	100.0%
Cost of revenues:
Cost of digital display sales	11,339	77.5%	7,778	75.2%
Cost of digital display lease and maintenance	3,004	78.0%	3,738	78.8%
Total cost of revenues	14,343	77.6%	11,516	76.3%
Gross profit from operations	4,145	22.4%	3,571	23.7%
General and administrative expenses	(6,622)	(35.8)%	(6,075)	(40.3)%
Restructuring costs	-	- %	(49)	(0.3)%
Operating loss	(2,477)	(13.4)%	(2,553)	(16.9)%
Interest expense, net	(189)	(1.0)%	(98)	(0.6)%
Other income	-	- %	181	1.2%
Loss on sale of receivables	-	- %	(348)	(2.3)%
Change in warrant liabilities and other warrant expense	(383)	(2.1)%	960	6.4%
Loss from continuing operations before income taxes	(3,049)	(16.5)%	(1,858)	(12.3)%
Income tax expense	(24)	(0.1)%	(24)	(0.2)%
Loss from continuing operations	(3,073)	(16.6)%	(1,882)	(12.5)%
Income from discontinued operations	-	- %	1,023	6.8%
Net loss	$(3,073)	(16.6)%	$(859)	(5.7)%

Total revenues for the nine months ended September 30, 2014 increased $3.4 million or 22.5% to $18.5 million from $15.1 million for the nine months ended September 30, 2013, primarily due to an increase in sales in the digital display market, offset by a decrease in digital display lease and maintenance revenues.

Digital display sales revenues increased $4.3 million or 41.5%, primarily due to a large individual sale in the scoreboard market, as well as increases in the catalog scoreboard and LED lighting markets during 2014.

Digital display lease and maintenance revenues decreased $893,000 or 18.8%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2014 decreased $76,000 to $2.5 million from $2.6 million for the nine months ended September 30, 2013, principally due to the increase in revenues, offset by an increase in general and administrative expenses.

Digital display sales operating loss decreased $883,000 to $945,000 for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013, primarily as a result of the increase in revenues and a decrease in general and administrative expenses.  The cost of Digital display sales increased $3.6 million or 45.8%, primarily due to the increase in revenues.  The cost of Digital display sales represented 77.5% of related revenues in 2014 compared to 75.2% in 2013.  Digital display sales general and administrative expenses decreased $150,000 or 3.4%, primarily due to a decrease in payroll and benefits.

Digital display lease and maintenance operating income decreased $327,000 or 42.3%, primarily as a result of the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital display lease and maintenance decreased $734,000 or 19.6%, primarily due to a $361,000 decrease in depreciation expense and a $373,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 78.0% of related revenues in 2014 compared to 78.8% in 2013.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses increased $168,000, primarily due to an increase in bad debt expense, offset by a decrease in payroll and benefits.

Corporate general and administrative expenses increased $529,000 or 36.5%, primarily due to an increase in payroll and benefits and a $92,000 gain on Canadian currency exchange in 2014 compared to a gain of $130,000 on Canadian currency exchange in 2013.

Net interest expense increased $91,000 or 92.9%, primarily due to higher borrowing rates on the long-term debt.

The loss on sale of receivables in 2013 is attributable to the sale and assignment of certain leases to AXIS Capital, Inc.

The change in warrant liabilities and other warrant expense is attributable mainly to the change in the fair market value of the warrants.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Issuances.

The effective tax rate for the nine months ended September 30, 2014 and 2013 was 0.8% and 1.3%, respectively.  Both the 2014 and 2013 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

While the Company has improved operations and reduced operating losses, the Company has incurred significant recurring losses from continuing operations and continues to have a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $3.1 million in the nine months ended September 30, 2014 and had a working capital deficiency of $4.7 million as of September 30, 2014.  The 2014 results include a $383,000 expense for marking warrants to market value.  See Note 7 to the Condensed Consolidated Financial Statements – Warrant Issuances.

The Company is dependent on future operating performance in order to generate sufficient cash flows to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  Management believes that its current cash resources and cash provided by continuing operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash in operating activities of continuing operations of $2.0 million for the nine months ended September 30, 2014 and $660,000 for the nine months ended September 30, 2013.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents increased $239,000 in the nine months ended September 30, 2014.  The increase is primarily attributable to proceeds from the issuance of restricted stock and warrants of $2.4 million, offset by cash used in operating activities of continuing operations of $2.0 million, scheduled payments of long-term debt of $46,000, investment in equipment manufactured for rental of $19,000 and investment in property and equipment of $32,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Cash and cash equivalents decreased $1.1 million in the nine months ended September 30, 2013.  The decrease is primarily attributable to cash used in operating activities of continuing operations of $660,000, payments on the revolving loan with the senior lender under the Credit Agreement of $1.0 million, investment in equipment manufactured for rental of $76,000 and investment in property, plant and equipment of $198,000 and scheduled payments of long term debt of $43,000, offset by cash provided by proceeds from the receivables financing of $887,000.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2014 for the remainder of 2014 and over the next four fiscal years:

In thousands	Remainder of 2014	2015	2016	2017	2018 and thereafter
Current and long-term debt, including interest	$2,067	$400	$-	$-	$-
Pension plan payments	409	1,202	862	699	482
Employment agreement obligations	106	184	61	-	-
Estimated warranty liability	48	155	123	93	86
Operating lease payments	113	411	362	205	-
Total	$2,743	$2,352	$1,408	$997	$568

Of these fixed cash obligations, the Company continues to consider further exchanges of the $2.0 million, including interest, of remaining Notes and Debentures for an aggregate amount of $277,000, as discussed in the Restructuring Plan and Preferred Stock Offering section below.  Subsequent to September 30, 2014, the Company made a contribution of $180,000 to the Company’s pension plan.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

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

On July 12, 2013, the Company’s subsidiary, Trans-Lux Midwest Corporation (“Midwest”), entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”), in order to provide financing to the Company.  Under the Agreement, Midwest sold certain account receivables (the “Accounts”) to Prestige.  Prestige advanced 75% of the face value of the Accounts to Midwest, up to a maximum advance of $2.5 million, with the remainder to be credited to Midwest upon final collection at a discount fee based on the number of days such Accounts remain outstanding.  Under the Agreement, Midwest granted to Prestige a continuing security interest in and lien upon all accounts and property of Midwest at any time in Prestige’s possession.  The Agreement was for a one year term, and thereafter automatically extends for successive one year periods unless cancelled by either party upon 60 days notice.  The Agreement may also be terminated earlier by Prestige upon 60 days prior notice to Midwest, or by Prestige in the event of a breach of the Agreement or upon the insolvency of Midwest or the Company.  Upon the termination of the Agreement in the event of a breach or insolvency event, all of Midwest’s obligations to Prestige shall become immediately due and payable.  In the event Midwest wishes to terminate the Agreement during the term of the Agreement, Midwest must pay an early termination fee equal to $7,500 per month for each month remaining under any applicable term, however, Prestige has agreed to waive such termination fee in the event Midwest terminates the Agreement at any time after the initial six months of the term of the Agreement.  The Company has guaranteed Midwest’s obligations under the Agreement pursuant to a Guaranty executed by the Company as of July 12, 2013.  Net proceeds of approximately $1.5 million were advanced from Prestige.  The funds were used to make payments to the Company’s pension plan and for working capital purposes.  On July 14, 2014, the Agreement was terminated, all obligations have been satisfied and all liens have been dismissed.

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

During the three months ended June 30, 2014, the Company received a $200,000 loan from George W. Schiele, a director of the Company, at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.

The Company has a $409,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which matures March 1, 2015.

Restructuring Plan and Preferred Stock Offering

The Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Notes are subordinate to any Senior Indebtedness of the Company.

The Company has $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to any Senior Indebtedness of the Company.

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011.  The Company issued 90,000 shares of Common Stock in exchange for the Notes.  No Notes or Debentures were exchanged in the nine months ended September 30, 2014 or September 30, 2013.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which converted into 833,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 166,600 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 2,000 shares of the Company’s Common Stock, and 400 A Warrants.  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  As a result of the Retop investment (see Note 10 to the Condensed Consolidated Financial Statements – Securities Purchase Agreement for Common Stock) and the repricing clause in the B Warrant agreement, there were 11,250 B Warrants that each entitled the holder to purchase one share of the Company’s Common Stock at an exercise price of $6.00 per share, which expire on November 14, 2014.

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

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers were approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions in 2014 and has already made $958,000 of those contributions; however there is no assurance that the Company will be able to make any or all of the remaining 2014 payments of $229,000.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 5 to the Condensed Consolidated Financial Statements – Fair Value.  At September 30, 2014, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $284,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At September 30, 2014, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2014 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the three months ended June 30, 2014, the Company received a $200,000 loan from George W. Schiele, a director of the Company, at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.  The proceeds of this investment are being used for working capital and general corporate purposes.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 8 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares; interest was payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Notes the right to receive $225, without accrued interest, plus 10 shares of the Company’s Common Stock for each $1,000 Note exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Notes.  $9.0 million of the original $10.1 million of principal amount of the Notes have been exchanged, leaving $1.1 million outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $417,800 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment (including any required sinking fund payments) of principal, premium or interest shall be made on the Notes unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  If the holder of Senior Indebtedness accelerates the due date at any time, then no payment may be made until the default is cured or waived.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Notes are subordinate to any Senior Indebtedness of the Company.  At September 30, 2014 and December 31, 2013, the total principal amount outstanding under the Notes is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

As disclosed in Note 8 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has $0.3 million of 9½% Subordinated debentures due 2012 (the “Debentures”) which were due in annual sinking fund payments of $105,700 beginning in 2009, which payments have not been remitted by the Company, with the remainder due in 2012; interest is payable semi-annually.  As part of the Company’s restructuring plan, the Company offered the holders of the Debentures the right to receive $100, without accrued interest, for each $1,000 Debenture exchanged.  The offer expired on October 31, 2011, but the Company continues to consider further exchanges of the Debentures.  $723,000 of the original $1.1 million principal amount of the Debentures have been exchanged, leaving $334,000 outstanding.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the June 1, 2010, 2011 and 2012 and December 1, 2010 and 2011 semi-annual interest payments of $50,200 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures and the trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  During the continuation of any event which, with notice or lapse of time or both, would constitute a default under any agreement under which Senior Indebtedness is issued, if the effect of such default is to cause, or permit the holder of Senior Indebtedness to become due prior to its stated maturity, no payment of principal, premium or interest shall be made on the Debentures unless and until such default shall have been remedied, if written notice of such default has been given to the trustee by the Company or the holder of Senior Indebtedness.  Such actions could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The Debentures are subordinate to the Notes and any Senior Indebtedness of the Company.  At September 30, 2014 and December 31, 2013, the total principal amount outstanding under the Debentures is classified as Current portion of long-term debt in the Condensed Consolidated Balance Sheets.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

The Company entered into a sublease with Mizuho Securities USA Inc. dated as of August 6, 2014, which commenced September 15, 2014 and expires November 30, 2017, and has relocated its headquarters to 445 Park Avenue, Suite 2001, New York, NY  10022.  In accordance with the sublease, a letter of credit for $212,000 was provided as the security deposit, which is included in Cash on the Condensed Consolidated Balance Sheets.

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

Date: November 12, 2014

