Form 10-K
period 2014-12-31
TRANS LUX Corp
filed 2015-04-02
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

445 Park Avenue, Suite 2001, New York, NY  10022

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (800) 243-5544

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

2014 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2014, was approximately $7,381,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors.  Such exclusion should not be deemed a determination by the registrant that all of such individuals are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 31, 2015, was 1,700,429 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2014 Form 10-K Annual Report

PART I

ITEM 1.

  BUSINESS

SUMMARY

Unless the context otherwise requires, the terms “Company”, “Corporation”, “we”, “our” and “us” as used herein refer to Trans-Lux Corporation and its subsidiaries.  The Company is a leading designer and manufacturer of digital signage display solutions.  The essential elements of these systems are the real-time, programmable digital displays the Company designs, manufactures, distributes and services.  These display systems utilize LED (light emitting diode) technologies.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these display products include full color text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications.  In 2010, the Company started a business in the LED lighting market with energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

Unless otherwise indicated herein, all share information herein reflects a reverse stock split of 1-for-1,000 immediately followed by a 40-for-1 forward stock split effected in October 2013.

DIGITAL DISPLAY PRODUCTS

The Company’s new generation of LED large screen systems features the latest digital display technologies and capabilities.  The Company’s product line of high performance state-of-the art digital displays and controllers are used to show full color video and messages in virtually any configuration in a variety of indoor and outdoor applications.  Most of the Company’s digital display products include hardware components and sophisticated software.  In both the indoor and outdoor markets in which the Company serves, the Company adapts basic product types and technologies for specific use in various niche market applications.  The Company also operates a direct service network throughout the United States and parts of Canada, which performs on-site project management, installation, service and maintenance for its customers and others.

The Company employs a modular engineering design strategy, allowing basic “building blocks” of electronic modules to be easily combined and configured in order to meet the broad application requirements of the various industries it serves.  This approach ensures product flexibility, reliability, ease of service and minimum spare parts requirements.

The Company’s Digital display market is comprised of two distinct segments: the Digital display sales division and the Digital display lease and maintenance division.  Digital displays are used by sports arenas and stadiums; financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, race tracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.

Digital Display Sales Division:  The Digital display sales market is currently dominated by five categories of users: financial, government/private sector, gaming, sports and outdoor advertising.

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

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2014 and 2013 was approximately $3.1 million and $4.2 million, respectively.  The December 31, 2014 backlog is expected to be recognized as sales in 2015.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

LED LIGHTING

In 2010, the Company started a new business opportunity in the LED lighting market with energy-saving lighting solutions that features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

The Company has developed what it believes is a completely unique business model for the LED Lighting market as a source manufacturer and distributor that integrates energy efficiency as well as customer experience solutions into a seamless package that is delivered directly to the end customer.  The Company manufactures as well as distributes all lighting solutions from single watt vanity lights to 750-watt facility lighting.

The business model for the lighting sales team is ROI driven and focuses on maximizing rebates and energy incentives to subsidize upfront capital expenses.  We believe we provide our customers with the highest quality lights, widest array of financing options and world-class manufacturing with full product warranties and guarantees.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

In 2010, the Company introduced TLVisionTM, our new generation of LED Large Screen Systems that feature the latest digital display technologies and capabilities, available in various pitch design, including the industry’s first 1.5mm LED display solution.  TLVisionTM consists of full color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for very close distance viewing and up to 50mm for very long distance viewing.  The Company also recently expanded its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products.  Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff who are responsible for product development and support.  The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.

MARKETING AND DISTRIBUTION

In North America, the Company markets its digital display products in the United States and Canada using a combination of distribution channels, including direct sales representatives and a network of independent dealers and distributors.  By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital displays, we are able to offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at domestic and international trade shows annually.

Headquartered in New York, New York, the Company has sales and service offices in Des Moines, Iowa, Chicago, Illinois and Burlington, Ontario, as well as satellite offices in the United States and Canada.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2014 and 2013, respectively.

The Company’s revenues included one multinational customer that accounted for 10.8% of total revenues in 2014.  The Company’s revenues in 2013 did not include any single customer that accounted for more than 10% of total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facilities are located in Des Moines, Iowa.  The production facilities consist principally of the manufacturing, assembly and testing of digital display units and related components.  The Company performs most subassembly and most final assembly of its digital display products.

All product lines are design engineered by the Company and controlled throughout the manufacturing process.  The Company has the ability to produce very large sheet metal fabrications, cable assemblies and surface mount and through-hole designed assemblies.  Some of the subassembly processes are outsourced.  The Company’s production of many of the subassemblies and final assemblies gives the Company the control opportunity needed for on-time delivery to its customers.

The Company has the ability to rapidly modify its product lines.  The Company’s displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum amount of lead-time.  The Company designs certain of its materials to match components furnished by suppliers.  If such suppliers are unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources.  Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components.  The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs.  The Company also believes that there are presently other qualified vendors of these components.  Other than the LEDs and LED modules which are manufactured by foreign sources, the Company does not acquire significant amounts of components directly from foreign suppliers.  The Company’s products are third-party certified for compliance with applicable safety, electromagnetic emissions and susceptibility requirements worldwide.

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

EMPLOYEES

The Company had approximately 81 employees as of March 30, 2015.  Approximately 33% of the employees are unionized.  The Company believes its employee relations are good.

ITEM 1A.

  RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the ability to make the required minimum funding contributions to the defined benefit pension plan, as well as the sinking fund payments on the Debentures and the principal and interest payments on the Notes and the Debentures, raises substantial doubt about our ability to continue as a going concern.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the outstanding Notes and Debentures, there would be a significant adverse impact on the financial position and the operating results of the Company.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

The Company has incurred operating losses for the past several years.  During the years ended December 31, 2014 and 2013, the Company incurred losses from continuing operations of $4.6 million and $2.5 million, respectively.  The year ended December 31, 2013 includes a $1.1 million gain on a warrant valuation adjustment.  The Company is dependent upon future operating performance to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  Such Notes were not exchanged into cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.  At December 31, 2014, the total amount outstanding under the Notes is classified as Current portion of long-term debt in the Consolidated Balance Sheet.

The Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  Such Debentures were not exchanged into cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.  At December 31, 2014, the total amount outstanding under the Debentures is classified as Current portion of long-term debt in the Consolidated Balance Sheets.

WE HAVE RECEIVED WAIVERS, SUBJECT TO CERTAIN CONDITIONS, OF THE 2009, 2010 AND 2012 MINIMUM FUNDING STANDARDS FOR OUR DEFINED BENEFIT PENSION PLAN, WHICH, IF WE FAIL TO FULFILL THE REQUIRED CONDITIONS FOR, MAY RESULT IN THE TERMINATION OF THE PLAN OR REQUIRE US TO MAKE THE UNPAID CONTRIBUTIONS

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2014, the Company made $958,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions in 2015 of $1.4 million and has already made $229,000 of such contributions; however there is no assurance that we will be able to make any or all of such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

THE COMPANY HAS SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2014, the Company’s total debt was $1.8 million, all of which was current.  We expect we may incur indebtedness in connection with new rental leases and working capital requirements.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

COMPETITORS MAY POSSESS SUPERIOR RESOURCES AND DELIVER MORE MARKETABLE PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR OPERATING MARGINS

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

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO OBTAIN THE RENEWAL OF EXISTING LEASES OR ENTER INTO NEW LEASES AS OUR CURRENT LEASES EXPIRE, WHICH MAY NOT BE FEASIBLE.  THE INABILITY TO RENEW OR REPLACE OUR LEASES WOULD NEGATIVELY AFFECT OUR OPERATIONS

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

WE ARE DEPENDENT ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our President and Chief Executive Officer, Jean-Marc Allain, plays a significant role in the success of the Company and the loss of his services could have an adverse effect on the Company.  There can be no assurance that the Company would be able to find a suitable replacement for Mr. Allain.  The Company has an employment agreement with Mr. Allain that expires on February 16, 2018.  The Company believes that in addition to Mr. Allain, there is a core group of executives that also plays a significant role in the success of the Company.

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

OUR RELIANCE UPON THIRD PARTY MANUFACTURERS IN CHINA COULD SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products are produced in China by third-party manufacturers. Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital. Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner. Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law. Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable, and that all debts owing to us, whether in the form of cash or product, will be collectable. While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors could have a material adverse effect on our future operating results.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Amended and Restated Certificate of Incorporation contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares of our Common Stock.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.

Additionally, we are authorized to issue 500,000 shares of Preferred Stock, none of which are outstanding.  The Preferred Stock contains such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

As of February 13, 2015, 10 stockholders who are executive officers and/or directors of the Company beneficially own approximately 36.2% of our Common Stock and 2 stockholders who are neither officers nor directors of the Company beneficially own approximately 31.2% of our Common Stock.  Accordingly, such stockholders could exert significant control over any potential stockholder actions.

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

ITEM 1B.

  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

  PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 445 Park Avenue, Suite 2001, New York, New York, which is used for administration.  The Company owns a facility in Des Moines, Iowa where its manufacturing operations are maintained.

The Company leases two other premises throughout North America for use as sales, service and/or administrative operations.  The aggregate rent expense was $428,000 and $346,000 for the years ended December 31, 2014 and 2013, respectively.

ITEM 3.

  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled for $600,000.  Of the settlement, $383,000 was paid in 2014, with the remainder due in monthly installments through April 2016.  The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2014.

ITEM 4.

  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

The Company’s Common Stock trades on the OTCQB under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below

(b)

The Company had approximately 205 holders of record of its Common Stock as of March 30, 2015.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.

(c)

The Board of Directors did not declare any cash dividends for Common Stock during 2014 and the Company does not anticipate paying any cash dividends for the foreseeable future.

(d)

The following table sets forth the range of Common Stock prices on the OTCQB, adjusted for the reverse and forward stock splits effected in October 2013.

	2014		2013
	High	Low	High	Low
First Quarter	$ 5.45	$3.47	$8.00	$5.25
Second Quarter	$ 7.60	$3.55	$9.00	$3.75
Third Quarter	$11.00	$7.17	$6.75	$3.25
Fourth Quarter	$ 7.75	$5.55	$8.55	$4.56

(e)

The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2014.

ITEM 6.

  SELECTED FINANCIAL DATA

(a)

   Not applicable.

(b)

   Not applicable.

ITEM 7.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a leading supplier of LED technology for displays and lighting applications.  The essential elements of these systems are the real-time, programmable digital displays and lighting fixtures that we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  The Company’s LED lighting fixtures offer energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company operates in two reportable segments: Digital display sales and Digital display lease and maintenance.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $6.7 million at December 31, 2014 and the Company has a significant amount due to its defined benefit pension plan over the next 12 months.  The Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s defined benefit pension plan over the next 12 months, raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Consolidated Financial Statements - Going Concern.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, goodwill, income taxes, warranty reserve, warrant liabilities, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Board of Directors.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $6.5 million carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2014 impairment analysis included a renewal rate estimate of 67.0% and a CPI rate change of 1.4%, which were the actual average rates for the 2 year period ended December 31, 2014.  Based on these assumptions, the cash flow model determined a fair value of $7.3 million, exceeding its carrying value by 12.9%, therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $109,000.  For every 0.1-percentage point change in the CPI rate, the valuation would change by approximately $19,000.

Rental equipment is comprised of installed digital displays on lease that are primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s that are still in operation.  Current contracts have an average age of 11.8 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.3%.  If the Company were to reduce its revenue projections on the reporting unit by 2.6 percentage points within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 2.9 percentage points or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2014 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 58.1%; therefore there was no impairment of goodwill related to our catalog sports reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

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

Warranty Reserve:  The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

Warrant Liabilities:  The Company measures its warrant liabilities as of the end of each fiscal quarter.  The fair value is estimated using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, remaining life of the warrants and risk free interest rate.  As of December 31, 2014, there were no remaining warrants that were accounted for with the liability method.

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates.  The Company recorded an after tax charge in unrecognized pension liability in other comprehensive loss of $2.6 million during 2014 and a gain of $1.5 million in 2013.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and an updated mortality improvement scale, which both reflect improved longevity.  In determining the appropriate mortality assumptions as of December 31, 2014, we considered the SOA’s updated mortality tables, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates.  The change to the mortality rate assumptions resulted in an increase in the 2014 year-end pension obligation of approximately $1.5 million. At December 31, 2014, plan assets were invested 30.1% in fixed income contracts and 69.9% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  At December 31, 2014, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.00%.  Net periodic cost for 2015 will be based on the December 31, 2014 valuation.  The defined benefit pension plan periodic cost was $322,000 and $520,000 in 2014 and 2013, respectively.  At December 31, 2014, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $74,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $93,000.  As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2014 and 2013.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standard for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  In 2014, the Company made $958,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions in 2015 of $1.4 million and has already made $229,000 of such contributions; however there is no assurance that we will be able to make any or all of such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

Contingencies and Litigation:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled for $600,000.  Of the settlement, $383,000 was paid in 2014, with the remainder due in monthly installments through April 2016.  The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2014.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2014 and 2013:

In thousands	2014		2013
Revenues:
Digital display sales	$19,479	80.0%	$14,607	69.9%
Digital display lease and maintenance	4,880	20.0%	6,300	30.1%
Total revenues	24,359	100.0%	20,907	100.0%
Cost of revenues:
Cost of digital display sales	15,482	63.5%	11,212	53.6%
Cost of digital display lease and maintenance	3,965	16.3%	5,070	24.3%
Total cost of revenues	19,447	79.8%	16,282	77.9%
Gross profit from operations	4,912	20.2%	4,625	22.1%
General and administrative expenses	(9,164)	(37.7)%	(8,072)	(38.6)%
Restructuring costs	-	- %	(49)	(0.2)%
Operating loss	(4,252)	(17.5)%	(3,496)	(16.7)%
Interest expense, net	(240)	(1.0)%	(333)	(1.6)%
Other income	-	- %	194	0.9%
Loss on sale of receivables – financing expense	-	- %	(348)	(1.6)%
Change in warrant liabilities and other warrant expense	(107)	(0.4)%	1,113	5.3%
Loss from continuing operations before income taxes	(4,599)	(18.9)%	(2,870)	(13.7)%
Income tax (expense) benefit	(29)	(0.1)%	370	1.8%
Loss from continuing operations	(4,628)	(19.0)%	(2,500)	(11.9)%
Income from discontinued operations	-	- %	631	3.0%
Net loss	$(4,628)	(19.0)%	$(1,869)	(8.9)%

2014 Compared to 2013

Total revenues for the year ended December 31, 2014 increased 16.5% to $24.4 million from $20.9 million for the year ended December 31, 2013, principally due to an increase in digital display sales revenues, offset by a decrease in digital display lease and maintenance revenues.

Digital display sales revenues increased $4.9 million or 33.4% to $19.5 million, primarily due to a large individual sale in the scoreboard market, as well as increases in the catalog scoreboard and LED lighting markets during 2014.

Digital display lease and maintenance revenues decreased $1.4 million or 22.5%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2014 increased $756,000 or 21.6% to $4.3 million from $3.5 million for the year ended December 31, 2013, principally due to an increase in general and administrative expenses, offset by the increase in revenues.

Digital display sales operating loss increased $288,000 or 28.2% to $1.3 million for 2014 compared to $1.0 million for 2013, primarily as a result of an increase in general and administrative expenses, offset by the increase in revenues.  The cost of Digital display sales represented 79.5% of related revenues in 2014 compared to 76.8% in 2013.  The cost of Digital display sales increased $4.3 million or 38.1%, primarily due to the increase in revenues.  Digital display sales general and administrative expenses increased $890,000 or 20.1%, primarily due to increases in payroll and benefits and the allowance for bad debts.  At the current rate of gross profit and level of general and administrative expenses, an additional $6.5 million in revenues would be needed to achieve operating income.

Digital display sales operating loss increased $288,000 or 28.2% to $1.3 million for 2014 compared to $1.0 million for 2013, primarily as a result of an increase in general and administrative expenses, offset by the increase in revenues.  The cost of Digital display sales represented 79.5% of related revenues in 2014 compared to 76.8% in 2013.  The cost of Digital display sales increased $4.3 million or 38.1%, primarily due to the increase in revenues.  Digital display sales general and administrative expenses increased $890,000 or 20.1%, primarily due to increases in payroll and benefits and the allowance for bad debts. At the current rate of gross profit and level of general and administrative expenses, an additional $6.5 million in revenues would be needed to achieve operating income.

Digital display lease and maintenance operating income decreased $565,000 or 61.9% to $348,000 in 2014 compared to $913,000 in 2013, primarily as a result of the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital display lease and maintenance represented 81.3% of related revenues in 2014 compared to 80.5% in 2013.  Digital display cost of lease and maintenance decreased $1.1 million or 21.8%, primarily due to a $467,000 decrease in depreciation expense and a $638,000 decrease in field service costs to maintain the equipment.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment leases and maintenance.  Cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses increased $250,000 or 78.9%, primarily due to an increase in the allowance for bad debts.

Corporate general and administrative expenses decreased $97,000 or 2.9%, primarily due to a decrease in legal and pension expenses, offset by an increase in payroll and benefits and director fees.

Net interest expense decreased $93,000 or 27.9%, primarily due to the reduction in long-term debt.

The loss on sale of receivables – financing expense in 2013 is attributable to the sale and assignment of certain leases to AXIS Capital, Inc.

The gain on debt extinguishment in 2013 is attributable to the exchange of the 8¼% Notes and 9½% Debentures.  See Note 12 to the Consolidated Financial Statements – Long Term Debt.

The change in warrant liabilities is attributable to the change in the fair market value of the warrants issued in connection with the 2011 offering.  See Note 11 to the Consolidated Financial Statements – Warrant Issuances.

The effective income tax expense (benefit) rate for continuing operations for the years ended December 31, 2014 and 2013 was 0.6% and (12.9)%, respectively.  Both the 2014 and 2013 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The 2013 tax rate reflects the benefit of an allocation of income tax expense to discontinued operations in relation to the gain on the sale of land.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses from continuing operations and has a significant working capital deficiency.  The Company incurred a net loss from continuing operations of $4.6 million in 2014 and has a working capital deficiency of $5.4 million as of December 31, 2014.

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

The Company used cash for operating activities of continuing operations of $1.6 million for the year ended December 31, 2014 and used cash for operating activities of continuing operations of $1.2 million for the year ended December 31, 2013.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents increased $595,000 in 2014.  The increase is primarily attributable to proceeds from the issuance and exercise of restricted stock and warrants of $2.5 million, offset by cash used for continuing operations of $1.7 million, payments of long-term debt of $61,000, investment in property and equipment of $83,000, investment in equipment manufactured for rental of $44,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, payments to the Company’s pension plan, employment agreement payments, warranty liabilities and rental payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2014 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of December 31, 2014 over the next five fiscal years:

In thousands	2015	2016	2017	2018	2019
Long-term debt, including interest	$2,179	$89	$89	$89	$89
Pension plan payments	1,442	775	578	303	226
Employment obligations	447	361	300	38	-
Estimated warranty liability	109	89	69	49	29
Operating lease payments	497	401	287	83	21
Total	$4,674	$1,715	$1,323	$562	$365

Of the fixed cash obligations for debt for 2015, $2.1 million, including interest, of Notes and Debentures remain outstanding with consideration of an offer by the Company to settle in accordance with the Company’s restructuring offer made in November 2011 for $277,000 as discussed in the Restructuring Plan and Preferred Stock Offering section below.  Subsequent to the end of the year, the Company extended the $394,000 mortgage on the Des Moines property for 5 years.  The Company has already paid $229,000 of the 2015 pension obligations.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Receivables Financing

On June 11, 2013, the Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  As a result of the transaction, the Company received net proceeds of $887,000.  The funds were used to pay off the balance due on the Credit Agreement and to make a payment to the Company’s pension plan.  The Credit Agreement has been satisfied in full and the liens held by the senior lender on the collateral in connection therewith have been terminated.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.  In connection with the Assignment Agreement, the Company issued 1-year warrants to purchase 7,200 shares of the Company’s Common Stock, par value $0.001, to AXIS Capital, Inc. at an exercise price of $12.50 per share.  On June 11, 2014, these warrants expired unexercised.

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

Other Long-Term Debt

The Company had a $1.0 million loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time, which maturity date was subsequently extended to July 1, 2014.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 166,666 shares of Common Stock to Carlisle.  On September 3, 2014, the interest was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of interest, resulting in the issuance of 9,178 shares of Common Stock to Carlisle.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the loan, the Company had granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.  As a result of the conversion to Common Stock, the loan has been satisfied in full and the continuing security interest in and lien upon all assets of the Company have been terminated.

In the beginning of June 2014, the Company received a $200,000 loan from George W. Schiele, a director of the Company, at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.

The Company has a $394,000 mortgage on its facility located in Des Moines, Iowa at a fixed interest rate of 6.50% payable in monthly installments, which was due to mature on March 1, 2015 and requires a compensating balance of $200,000.  Subsequent to the end of the year, the mortgage was extended for 5 years, the fixed interest rate was adjusted to 5.95% and the compensating balance was adjusted to $100,000.

Restructuring Plan and Preferred Stock Offering

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  Such Notes were not exchanged for cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.

The Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  Such Debentures were not exchanged for cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.

The Company has implemented a comprehensive restructuring plan which included the offers to the holders of the Notes and Debentures noted above in 2011.  The Company issued 90,000 shares of Common Stock in exchange for the Notes.  The Company recorded a gain of $13,000 in 2013 ($0.01 per share, basic and diluted) on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

As part of the restructuring plan, on November 14, 2011, the Company completed the sale of an aggregate of $8.3 million of securities (the “Offering”) consisting of (i) 416,500 shares of the Company’s Series A Convertible Preferred Stock, par value $1.00 per share (the “Preferred Stock”), having a stated value of $20.00 per share, which subsequently were converted into 833,000 shares of the Company’s Common Stock, par value $0.001 per share, and (ii) 166,600 one-year warrants (the “A Warrants”).  These securities were organized into units, and were issued at a purchase price of $20,000 per unit (the “Units”).  Each Unit consisted of 1,000 shares of the Company’s Preferred Stock, which converted into 2,000 shares of the Company’s Common Stock, and 400 A Warrants.  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  As a result of the Retop investment (see Note 14 to the Consolidated Financial Statements – Securities Purchase Agreement for Common Stock) and the repricing clause in the B Warrant agreement, there were 11,250 B Warrants that each entitled the holder to purchase one share of the Company’s Common Stock at an exercise price of $6.00 per share.  On November 14, 2014, these warrants expired unexercised.

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

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2014, the Company made $958,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions in 2015 of $1.4 million and has already made $229,000 of such contributions; however there is no assurance that we will be able to make any or all of such remaining payments.  As of December 31, 2014, the Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

ITEM 7A.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 13 to the Consolidated Financial Statements – Long-Term Debt.  At December 31, 2014, none of the Company’s long-term debt is on a variable interest rate.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $273,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2014.

ITEM 8.

  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trans-Lux Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Further, the Company is in default of the indenture agreements governing its outstanding 9 ½% Subordinated debentures which were due in 2012 (the "Debentures") and its 8 1/4% Limited convertible senior subordinated notes which were due in 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately.  Additionally, the Company has a significant amount due to their pension plan over the next 12 months.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, NY

April 1, 2015

Consolidated Balance Sheets

In thousands, except share data	December 31	2014	2013
ASSETS
Current assets:
Cash and cash equivalents		$650	$55
Receivables, less allowance of $168 - 2014 and $86 - 2013		2,798	2,386
Inventories		1,811	2,523
Prepaids and other assets		805	1,585
Total current assets		6,064	6,549
Rental equipment		27,825	33,579
Less accumulated depreciation		20,935	23,869
		6,890	9,710
Property, plant and equipment		2,140	2,129
Less accumulated depreciation		1,034	967
		1,106	1,162
Goodwill		744	744
Restricted cash		212	-
Other assets		229	340
TOTAL ASSETS		$15,245	$18,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$1,798	$1,446
Accrued liabilities		7,857	8,354
Current portion of long-term debt		1,811	2,478
Warrant liabilities		-	229
Total current liabilities		11,466	12,507
Long-term debt:
Notes payable		-	394
Deferred pension liability and other		5,647	4,103
Total liabilities		17,113	17,004
Stockholders' equity (deficit):
Common - $0.001 par value - 10,000,000 shares authorized, 1,700,429 common
shares issued in 2014 and 1,051,253 common shares issued in 2013		2	1
Additional paid-in-capital		27,959	23,868
Accumulated deficit		(21,305)	(16,677)
Accumulated other comprehensive loss		(5,461)	(2,628)
Treasury stock - at cost - 15,344 common shares in 2014 and 2013		(3,063)	(3,063)
Total stockholders' equity (deficit):		(1,868)	1,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$15,245	$18,505

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

In thousands, except per share data Years ended December 31	2014	2013
Revenues:
Digital display sales	$19,479	$14,607
Digital display lease and maintenance	4,880	6,300
Total revenues	24,359	20,907
Cost of revenues:
Cost of digital display sales	15,482	11,212
Cost of digital display lease and maintenance	3,965	5,070
Total cost of revenues	19,447	16,282
Gross profit from operations	4,912	4,625
General and administrative expenses	(9,164)	(8,072)
Restructuring costs	-	(49)
Operating loss	(4,252)	(3,496)
Interest expense, net	(240)	(333)
Other income	-	194
Loss on sale of receivables - financing expense	-	(348)
Change in warrant liabilities and other warrant expense	(107)	1,113
Loss from continuing operations before income taxes	(4,599)	(2,870)
Income tax (expense) benefit	(29)	370
Loss from continuing operations	(4,628)	(2,500)
Income (loss) from discontinued operations	-	631
Net loss	$(4,628)	$(1,869)
Loss per share continuing operations - basic and diluted	$(3.38)	$(2.40)
Income per share discontinued operations - basic and diluted	-	0.61
Total loss per share - basic and diluted	$(3.38)	$(1.79)

Weighted average common shares outstanding - basic and diluted	1,371	1,042

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss

In thousands Years ended December 31	2014	2013

Net loss	$(4,628)	$(1,869)
Other comprehensive (loss) income:
Unrealized foreign currency translation loss	(269)	(225)
Change in unrecognized pension costs	(2,564)	1,476
Total other comprehensive (loss) income, net of tax	(2,833)	1,251
Comprehensive loss	$(7,461)	$(618)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)

							Total
					Accumulated		Stock-
			Add'l		Other		holders'
In thousands, except share data	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Equity
For the two years ended December 31, 2014	Shares	Amt	Capital	Deficit	Loss	Stock	(Deficit)
Balance January 1, 2013	1,040,040	$1	$23,829	$(14,808)	$(3,879)	$(3,063)	$2,080
Net loss	-	-	-	(1,869)	-	-	(1,869)
Reverse/forward stock split (1,000:1; 1:40)	-	-	(65)	-	-	-	(65)
Warrants exercised	5,400	-	30	-	-	-	30
Warrants issued to directors	-	-	39	-	-	-	39
Restricted stock issued	5,813	-	35	-	-	-	35
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	(225)	-	(225)
Change in unrecognized pension costs	-	-	-	-	1,476	-	1,476
Balance December 31, 2013	1,051,253	1	23,868	(16,677)	(2,628)	(3,063)	1,501
Net loss	-	-	-	(4,628)	-	-	(4,628)
Warrants exercised	40,000	-	286	-	-	-	286
Warrants issued to directors	-	-	150	-	-	-	150
Restricted stock issued	609,176	1	3,655	-	-	-	3,656
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	(269)	-	(269)
Change in unrecognized pension costs	-	-	-	-	(2,564)	-	(2,564)
Balance December 31, 2014	1,700,429	$2	$27,959	$(21,305)	$(5,461)	$(3,063)	$(1,868)
The accompanying notes are an integral part of these consolidated financial statements.

	Consolidated Statements of Cash Flows

In thousands	Years ended December 31	2014	2013
	Cash flows from operating activities
Net loss		$(4,628)	$(1,869)
	Add back: Income from discontinued operations	-	631
	Loss from continuing operations	(4,628)	(2,500)
	Adjustment to reconcile net loss from continuing operations to net cash used in operating activities:
	Depreciation and amortization	3,003	3,538
	Loss on receivable financing	-	348
	Loss on disposal of assets	-	11
	Amortization of warrants - stock compensation expense	150	-
	Gain on debt extinguishment	-	(10)
	Change in warrant liabilities	(43)	(1,134)
	Changes in operating assets and liabilities:
	Receivables	(412)	(463)
	Inventories	712	(55)
	Prepaids and other assets	891	(911)
	Restricted cash	(212)	-
	Accounts payable and accrued liabilities	(58)	286
	Deferred pension liability and other	(1,020)	(313)
	Net cash used in operating activities	(1,617)	(1,203)
	Cash flows from investing activities
	Equipment manufactured for rental	(44)	(94)
	Purchases of property and equipment	(83)	(199)
	Net cash used in investing activities	(127)	(293)
	Cash flows from financing activities
	Payments of long-term debt	(61)	(1,060)
	Proceeds from issuance of restricted stock and warrants	2,300	1,000
	Proceeds from receivable financing	-	887
	Payments for reverse/forward stock split	-	(66)
	Proceeds from exercise of warrants	100	27
	Net cash provided by financing activities	2,339	788
	Cash flows from discontinued operations
	Cash used in operating activities of discontinued operations	-	(1,171)
	Cash provided by investing activities of discontinued operations	-	2,493
	Cash used in financing activities of discontinued operations	-	(1,723)
	Net cash used in discontinued operations	-	(401)
	Net increase (decrease) in cash and cash equivalents	595	(1,109)
	Cash and cash equivalents at beginning of year	55	1,164
	Cash and cash equivalents at end of year	$650	$55
	Supplemental disclosure of cash flow information:
	Interest paid	$31	$73
	Income taxes paid	-	-
	Supplemental non-cash financing activities:
	Exchange of Debt for Common Stock	1,055	-
	Exchange of 8¼% Notes for Common Stock	-	13

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

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, income taxes, warranty reserve, benefit plans, warrant liabilities, contingencies and litigation.

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

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2014	2013
Balance at beginning of year	$86	$64
Provisions	841	272
Deductions	(759)	(250)
Balance at end of year	$168	$86

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

Goodwill:  Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired.  The goodwill of $744,000 relates to the Digital display sales segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s goodwill relates to its catalog sports reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate of 2.3%.  If the Company were to reduce its revenue projections on the reporting unit by 2.6% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 2.9% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy).  There was no impairment of goodwill in 2014 or 2013.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value.  There were no impairments of long-lived assets in 2014 or 2013.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2014, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2021 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $5,113,000 were as follows:  $2,286,000 – 2015, $1,081,000 – 2016, $878,000 – 2017, $797,000 – 2018, $41,000 – 2019 and $29,000 thereafter.

Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2014, the future accounts receivables due to the Company under installment sales agreements aggregated $177,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

Warranty reserve:  The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.

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

Consideration of Subsequent Events: The Company evaluated events and transactions occurring after December 31, 2014 through the date these Consolidated Financial Statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.  See Note 21 – Subsequent Events for transactions identified for disclosure.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the requirements for reporting discontinued operations.  Under the amendments in ASU 2014-08, the definition of discontinued operations has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted.  ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

All of the share and per share amounts noted in these financial statements reflect the effect of the reverse and forward stock splits unless otherwise noted.  See Note 13 – Stockholders’ Equity (Deficit) for further details.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  The Company incurred a net loss from continuing operations of $4.6 million in 2014 and has a working capital deficiency of $5.4 million as of December 31, 2014.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.7 million at December 31, 2014 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9 1/2% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8 1/4% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 12 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2015 using cash on hand and cash from operating activities, the Company has made $229,000 of payments to the Company’s pension plan.  The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures.  The Company is seeking additional financing in the form of debt and/or equity in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

3.  Discontinued Operations

The Company has accounted for the Real Estate Division as discontinued operations in 2013.

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

The following table presents the financial results of the discontinued operations for the year ended December 31, 2013:

In thousands, except per share data	2013
Revenues	$3
Cost of revenues	14
Gross profit (loss)	(11)
General and administrative expenses	-
Operating loss	(11)
Interest expense, net	(18)
Gain on sale of assets	1,052
Income from discontinued operations before income taxes	1,023
Income tax expense	(392)
Net income from discontinued operations	631
Income per share discontinued operations – basic and diluted	$0.61

There were no remaining assets or liabilities to be reported as discontinued operations as of December 31, 2014 or 2013.

4.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000 at December 31, 2014, respectively, and $2,000 and $55,000 at December 31, 2013, respectively.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $244,000 and $33,000, respectively, at December 31, 2014 and December 31, 2013.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $394,000 million at December 31, 2014 and $1.5 million at December 31, 2013.

5.  Inventories

Inventories consist of the following:

In thousands	2014	2013
Raw materials	$1,192	$1,789
Work-in-progress	399	398
Finished goods	220	336
	$1,811	$2,523

6.  Rental Equipment

Rental equipment consists of the following:

In thousands	2014	2013
Rental equipment	$27,825	$33,579
Less accumulated depreciation	20,935	23,869
Net rental equipment	$6,890	$9,710

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

7.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	2014	2013
Land, buildings and improvements	$1,250	$1,250
Machinery, fixtures and equipment	863	875
Leaseholds and improvements	27	4
	2,140	2,129
Less accumulated depreciation	1,034	967
Net property, plant and equipment	$1,106	$1,162

Land, buildings and equipment having a net book value of $1.0 million and $1.1 million at December 31, 2014 and 2013, respectively, are pledged as collateral under various mortgage and other financing agreements.

8.  Other Assets

Other assets consist of the following:

In thousands	2014	2013
Long-term receivables	$126	$251
Prepaids	56	55
Deposits and other	47	34
	$229	$340

9.  Taxes on Income

The components of income tax expense (benefit) are as follows:

In thousands	2014	2013
Current:
Federal	$-	$(348)
State and local	-	(44)
Foreign	29	22
	29	$(370)
Deferred:
Federal	-	-
State and local	-	-
	-	-
Income tax expense (benefit)	$29	$(370)

Loss from continuing operations before income taxes from the United States operations is $4.7 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively.  Income from continuing operations before income taxes from Canada is $0.1 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

Income tax expense for continuing operations differed from the expected federal statutory rate of 34.0% as follows:

	2014	2013
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	(12.9)	4.3
Federal tax credit refund	-	-
Foreign income taxed at different rates	(0.1)	2.6
Deferred tax asset valuation allowance	123.3	(52.8)
Net operating loss limitation	(156.9)	-
Other	12.0	(1.0)
Effective income tax rate	(0.6)%	(12.9)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2014	2013
Deferred income tax asset:
Tax credit carryforwards	$897	$897
Operating loss carryforwards	5,772	12,674
Net pension costs	3,052	3,426
Warrant liabilities	-	(624)
Accruals	259	314
Allowance for bad debts	41	9
Other	402	749
Valuation allowance	(7,401)	(13,069)
	3,022	4,376
Deferred income tax liability:
Depreciation	2,320	3,349
Other	702	1,027
	3,022	4,376
Net deferred income taxes	$-	$-

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.8 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $10.4 million, which begin to expire in 2019.  The operating loss carryforwards have been limited by a change in ownership of the Company in 2012 as defined under Section 382 of the Internal Revenue Code. This change in ownership as of June 26, 2012 had limited our operating loss carryforwards at that point to $295,000 per year aggregating $5.9 million.  Subsequent losses in the remainder of 2012 and in 2013 have increased our operating loss carryforward to its current level.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any material uncertain tax positions in 2014 and 2013.  The Company does not believe that there will be any material uncertain tax positions in 2015.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal or provincial income tax returns are under examination.  The state of Illinois is currently examining the 2011 and 2012 tax years.  We do not expect any adverse material outcome from this examination. The tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions and the 2009 tax year remains open to examination by some state and local taxing jurisdictions to which the Company is subject.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2014	2013
Deferred revenues	$1,721	$2,681
Current portion of pension liability (see Note 16)	1,442	1,378
Taxes payable	1,063	802
Compensation and employee benefits	678	766
Interest payable	640	527
Directors fees	532	229
Warranty reserve	345	288
Legal fees payable	242	647
Installation costs	197	-
Audit fees	194	180
Restructuring costs	-	23
Other	803	833
	$7,857	$8,354

Warranty reserve: The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.  A summary of the warranty liabilities for each of the two years ended December 31, 2014 and 2013 is as follows:

In thousands	2014	2013
Balance at beginning of year	$288	$281
Provisions	413	66
Deductions	(356)	(59)
Balance at end of year	$345	$288

11.  Warrant Issuances

As part of the Company’s debt restructuring plan in 2011, the Company issued 166,600 one-year warrants (the “A Warrants”).  The expiration date of the A Warrants was subsequently extended until September 13, 2013, at which time 161,200 unexercised A Warrants expired.  Each A Warrant entitled the holder to purchase one share of the Company’s Common Stock and a three-year warrant (the “B Warrants”), at an exercise price of $5.00 per share.  5,400 A Warrants were exercised before the expiration, resulting in the issuance of 5,400 B Warrants.  As a result of the Retop investment (see Note 14 – Securities Purchase Agreement for Common Stock) and the repricing clause in the B Warrant agreement, there were 11,250 B Warrants that each entitled the holder to purchase one share of the Company’s Common Stock at an exercise price of $6.00 per share, which expired unexercised on November 11, 2014.

In connection with an offering of Series A Convertible Preferred Stock in 2011, the Company issued 48,000 three-year warrants to the Placement Agent (the “Placement Agent Warrants”).  As a result of the Retop investment (see Note 14 – Securities Purchase Agreement for Common Stock) and the repricing clause in the Placement Agent Warrant agreement, the 48,000 warrants converted into 100,000 warrants exercisable at a price of $6.00 per share.  Upon the exercise of these Placement Agent Warrants, the Company would have issued 9,600 A Warrants to the Placement Agent and upon the exercise of these A Warrants, the Company would have issued 9,600 B Warrants to the Placement Agent.  The aggregate number of Placement Agent Warrants, A Warrants and B Warrants to which the Placement Agent was entitled was 119,200.  Each Placement Agent Warrant entitled the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $6.00 per share and a two-year A Warrant.  Each A Warrant, which, if issued, would have expired on November 14, 2016, would have entitled the Placement Agent to purchase one share of the Company’s Common Stock and a three-year B Warrant at an exercise price of $5.00 per share.  Each B Warrant, which, if issued, would have expired on November 14, 2017, would have entitled the Placement Agent to purchase one share of the Company’s Common Stock at an exercise price of $12.50 per share.  On November 14, 2014, the Placement Agent Warrants expired unexercised, and accordingly the underlying A and B Warrants were never issued.

In connection with a private placement of $650,000 of 4.00% notes, see Note 12 – Long-Term Debt, the Company issued 40,000 warrants to the subscriber at an exercise price of $2.50 per share, which would have expired on June 17, 2016.  These warrants were exercised in October 2014.

The foregoing warrants included potential adjustments of the strike prices if the Company sold or granted any option or warrant at a price per share less than the strike prices of the warrants.  Therefore, these warrants were not considered indexed to the Company’s Common Stock and were accounted for on a liability basis.  The Company recorded a non-cash charge of $107,000 in 2014 and a non-cash gain of $1.1 million in 2013 related to changes in the value of the warrants issued in the Offering, the Placement Agent and the subscriber in connection with the $650,000 of 4.00% secured notes, which is included in a separate line item, Change in warrant liabilities, in the Consolidated Statements of Operations.

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

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  Each of these warrant issuances was approved by shareholders at the Company’s 2013 Annual Meeting of Shareholders on October 2, 2013.  The warrants were issued effective October 2, 2013, began to vest after one year and expire on October 2, 2018.  The Company recorded non-cash expenses of $150,000 and $21,000 in the years ended December 31, 2014 and 2013, respectively, related to the value of the warrants issued, which is included in Change in warrant liabilities and other warrant expense in the Consolidated Statements of Operations.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Retop Industrial (Hong Kong) Limited (“Retop”), pursuant to which Retop purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Retop at an exercise price of $8.00 per share, which expire on June 27, 2016.  These warrants were part of a direct investment in our equity, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2014	2013
8¼% Limited convertible senior subordinated notes due 2012	$1,083	$1,083
9½% Subordinated debentures due 2012	334	334
Term loan	-	1,000
Real estate mortgage – secured, due in monthly installments through 2015	394	455
	1,811	2,872
Less portion due within one year	1,811	2,478
Long-term debt	$-	$394

Payments of long-term debt due for the next five years are:

In thousands	2015	2016	2017	2018	2019
	$1,811	$ -	$ -	$ -	$ -

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually.  Such Notes were not exchanged into cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.

The Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually.  Such Debentures were not exchanged into cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.

As part of the Company’s restructuring plan, the Company recorded a gain of $13,000 ($0.01 per share, basic and diluted) in 2013 on debt extinguishment of principal and accrued interest on the Notes and Debentures that were exchanged.

The Company has a $394,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which was due to mature on March 1, 2015 and requires a compensating balance of $200,000.  Subsequent to the end of the year, the mortgage was extended for 5 years, the fixed interest rate was adjusted to 5.95% and the compensating balance was adjusted to $100,000.

As of December 31, 2013, the Company had a $1.0 million term loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time, which maturity date was subsequently extended to July 1, 2014.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 166,666 shares of Common Stock to Carlisle.  On September 3, 2014, the interest was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of interest, resulting in the issuance of 9,178 shares of Common Stock to Carlisle.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  In connection with the loan, the Company had granted to Carlisle a first-priority (excluding the liens held by the Pension Benefit Guaranty Corporation, which are senior to the liens and security interest granted in connection with the Loan) continuing security interest in and lien upon all assets of the Company (excluding those assets subject to the security interest granted to AXIS Capital, Inc. by the Company pursuant to that certain Master Agreement for Sale and Assignment of Leases dated as of June 2013), in accordance with the terms of a security agreement entered into between the parties and dated as of December 2, 2013.  As a result of the conversion to Common Stock, the loan has been satisfied in full and the continuing security interest in and lien upon all assets of the Company have been terminated.

13.  Stockholders’ Equity (Deficit)

During 2014 and 2013, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

In connection with a private placement of $650,000 of 4.00% notes, see Note 12 –Long-Term Debt, the Company issued 40,000 warrants to the subscriber at an exercise price of $2.50 per share, which would have expired on June 17, 2016.  These warrants were exercised in October 2014.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 275,000 and 362,000 at December 31, 2014 and 2013, respectively.

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

During 2014 and 2013, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  Certain of these restricted shares were issued in December 2013.

Accumulated other comprehensive loss is comprised of $5,965,000 and $3,401,000 of unrecognized pension costs at December 31, 2014 and 2013, respectively, and $504,000 and $773,000 of unrealized foreign currency translation gains at December 31, 2014 and 2013, respectively.

14. Securities Purchase Agreement for Common Stock

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Retop Industrial (Hong Kong) Limited (“Retop”), pursuant to which Retop purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Retop at an exercise price of $8.00 per share, which expire on June 27, 2016.

15.  Engineering Development

Engineering development expense was $177,000 and $729,000 for the years ended December 31, 2014 and 2013, respectively, which are included in General and administrative expenses in the Consolidated Statements of Operations.

16.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost for each of the two years ended December 31, 2014 and 2013.  On April 30, 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2014 and 2013, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $6.7 million at December 31, 2014.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  On October 27, 2014, the Society of Actuaries ("SOA") published updated mortality tables and an updated mortality improvement scale, which both reflect improved longevity.  In determining the appropriate mortality assumptions as of December 31, 2014, we considered the SOA’s updated mortality tables to develop assumptions aligned with our expectation of future improvement rates.  The change to the mortality rate assumptions resulted in an increase in the 2014 year-end pension obligation of approximately $1.5 million.

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

At December 31, 2014 and 2013, the Company’s pension plan weighted average asset allocations by asset category are as follows:

	2014	2013
Equity and index funds	69.9%	57.7%
Fixed income funds	30.1	42.3
	100.0%	100.0%

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

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2014:

In thousands	Level 1	Level 2	Level 3	Total
Equity and index funds	$5,551	$-	$-	$5,551
Fixed income funds	2,395	-	-	2,395
	$7,946	$-	$-	$7,946

The funded status of the plan as of December 31, 2014 and 2013 is as follows:

In thousands	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,883	$12,450
Interest cost	562	495
Actuarial loss (gain)	2,764	(567)
Benefits paid	(530)	(495)
Projected benefit obligation at end of year	14,679	11,883
Change in plan assets:
Fair value of plan assets at beginning of year	7,077	6,019
Actual return on plan assets	441	884
Company contributions	958	669
Benefits paid	(530)	(495)
Fair value of plan assets at end of year	7,946	7,077

Funded status (underfunded)	$(6,733)	$(4,806)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,449	$4,886
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.00%	4.80%
Benefit obligations	4.80%	4.80%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2015, the Company expects to amortize $562,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2014 and 2013 was $14.7 million and $11.9 million, respectively.  The minimum required contribution in 2015 is expected to be $1.4 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $5.3 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit pension plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In 2014, the Company made $958,000 of contributions to the plan.  At this time, the Company is expecting to make its required contributions in 2015 of $1.4 million and has already made $229,000 of such contributions; however there is no assurance that the Company will be able to make any or all such remaining payments.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 10 years:

2015	2016	2017	2018	2019
$1,442	$775	$578	$303	$226

The following table presents the components of the net periodic pension cost for the two years ended December 31, 2014 and 2013:

In thousands	2014	2013
Interest cost	$562	$495
Expected return on plan assets	(598)	(498)
Amortization of net actuarial loss	358	523
Net periodic pension cost	$322	$520

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2014 and 2013:

In thousands	2014	2013
Balance at beginning of year	$4,886	$6,361
Net actuarial loss (gain)	2,921	(952)
Recognized loss	(358)	(523)
Balance at end of year	$7,449	$4,886

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which has not yet been paid.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

17.  Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and forfeiture rate.  All option amounts, share amounts and share prices noted are shown after effect of the reverse and forward stock splits that occurred in 2013 (see Note 13 - Stockholders’ Equity (Deficit)).

The Company has two stock option plans.  As of December 31, 2014, 200,000 shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan; and 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plans are as follows:

	Authorized	Number of Shares Granted	Available	Weighted Average Exercise Price
Balance January 1, 2013	201,060	260	200,800	$139.25
Authorized	-	-	-	-
Expired	(200)	(200)	-	175.00
Granted	-	-	-	-
Balance December 31, 2013	200,860	60	200,800	19.58
Authorized	-	-	-	-
Expired	(20)	(20)	-	-
Granted	-	-	-	-
Balance December 31, 2014	200,840	40	200,800	16.25

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2014, no options were outstanding or exercisable.  During 2014, no options were granted, exercised or expired.  During 2013, no options were granted, exercised or expired.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2014, options to purchase 40 shares at an exercise price of $16.25 per share were outstanding, all of which were exercisable.  During 2014, no options were granted or exercised and options for 20 shares expired.  During 2013, no options were granted, exercised or expired.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Exercise Prices	Number Out-standing and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$16.25	40	1.0	$16.25	$ -
	40	1.0	16.25	-

The outstanding stock options at December 31, 2013 and December 31, 2012 had no intrinsic value.

All outstanding option prices are over the current market price.  As of December 31, 2014, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

No options were granted in 2014 and 2013.  The fair value of options granted under the Company’s stock option plans will be estimated on dates of grant using the Black-Scholes model using the weighted average assumptions for dividend yield, expected volatility, risk free interest rate and expected lives of options granted.

18.  Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At December 31, 2014 and 2013, outstanding warrants convertible into 75,300 and 161,800 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At December 31, 2014 and 2013, there were outstanding stock options to purchase 40 and 60 shares of Common Stock, respectively, which were also excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

19.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and with the President of its subsidiary Trans-Lux Energy Corporation, which expire in February 2018 and May 2016, respectively.  At December 31, 2014, the aggregate commitment for future salaries, excluding bonuses, was approximately $1.1 million.  Contractual salaries expense was $348,000 and $382,000 for the years ended December 31, 2014 and 2013, respectively.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled for $600,000.  Of the settlement, $383,000 was paid in 2014, with the remainder due in monthly installments through April 2016.  The liability is included in Accrued liabilities on the Consolidated Balance Sheet at December 31, 2014.

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2019.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  Future minimum lease payments due under operating leases at December 31, 2014 aggregating $1.3 million are as follows: $497,000 - 2015, $401,000 – 2016, $287,000 – 2017, $83,000 – 2018 and $21,000 – 2019.  Rent expense was $428,000 and $346,000 for the years ended December 31, 2014 and 2013, respectively.

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

Information about the Company’s continuing operations in its two business segments for the two years ended December 31, 2014 and 2013 and as of December 31, 2014 and 2013 were as follows:

In thousands	2014	2013
Revenues:
Digital display sales	$19,479	$14,607
Digital display lease & maintenance	4,880	6,300
Total revenues	$24,359	$20,907
Operating income (loss):
Digital display sales	$(1,310)	$(1,022)
Digital display lease & maintenance	348	913

Corporate general and administrative expenses	(3,290)	(3,387)
Total operating loss	(4,252)	(3,496)
Interest expense, net	(240)	(333)
Other income	-	194
Loss on sale of receivables – financing expense	-	(348)
Change in warrant liabilities	(107)	1,113
Loss from continuing operations before income taxes	(4,599)	(2,870)
Income tax (expense) benefit	(29)	370
Loss from continuing operations	(4,628)	(2,500)
Income from discontinued operations	-	631
Net loss	$(4,628)	$(1,869)
Assets:
Digital display sales	$6,792	$7,370
Digital display lease & maintenance	7,802	11,080
Total identifiable assets	14,594	18,450
General corporate	651	55
Total assets	$15,245	$18,505
Depreciation and amortization:
Digital display sales	$122	$167
Digital display lease & maintenance	2,868	3,315
General corporate	13	56
Total depreciation and amortization	$3,003	$3,538
Capital expenditures:
Digital display sales	$8	$194
Digital display lease & maintenance	44	96
General corporate	75	3
Total capital expenditures	$127	$293

21.  Subsequent Events

As of December 31, 2014, the Company had a $394,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 6.50% payable in monthly installments, which was due to mature on March 1, 2015 and required a compensating balance of $200,000.  Subsequent to the end of the year, the mortgage was extended for 5 years, the fixed interest rate was adjusted to 5.95% and the compensating balance was adjusted to $100,000.

Subsequent to the end of the year, the Company executed an employment agreement with J.M. Allain, President and Chief Executive Officer, effective on February 16, 2015 which expires on February 16, 2018.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.

ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2014.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992).  Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

ITEM 9B.

  OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10.

  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Corporation and their ages are as follows:

Name	Age
Jean-Marc (J.M.) Allain	45
Marco Elser	56
Alan K. Greene	75
George W. Schiele	83
Alberto Shaio	66
Yaozhong Shi	46
Salvatore J. Zizza	69

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

Marco M. Elser has served as a director since May 25, 2012.  For over five years, Mr. Elser has been a partner with AdviCorp Plc, a London-based investment banking firm.  Mr. Elser also serves on the Board of Directors of Protalex, a Florham Park, NY-based biotechnology company, since 2014.  He is a also one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company.  Mr. Elser previously served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions from 1994 to 2001; he served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994.  Mr. Elser was formerly Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company and has served in that role for over five years.  Mr. Elser was also the president of the Harvard Club of Italy until 2014, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Alan K. Greene has served as an independent director since October 2, 2013.  Mr. Greene has previously served as a Partner of Price Waterhouse from 1974 to 1995, acting at various times as Managing Partner for cross border transactions and as National Director of tax services for M&A, and in connection with foreign banks and mutual funds with respect to acquisition and investment strategies.  Currently, Mr. Greene serves on the board of directors of Intellicorp, Inc. (since 2001) and RAVE, Inc. (since 2005).  Previously, he was a director of Connecticut Innovations, Inc. from 2005 until 2015, the Connecticut Clean Energy Fund from 2007 until 2011, Metromedia International Group, Inc. from 2007 until 2011, Enduro Medical Technologies LLC from 2005 until 2013 and Greene Rees Technologies, LLC from 1995 until 2013.  Mr. Greene has also held prior board positions at Fortistar Capital, Oswego Hydro, Access Shipping and various other public and private companies through the years.  Mr. Greene’s experience serving as chairman of various audit committees of many of these organizations and strong aptitude for technologies allow him to provide valuable contributions to the Board.

George W. Schiele has served as a director since 2009.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Schiele currently serves as President of George W. Schiele, Inc., a trust management and private investment company and has held such position since 1974.  He is also President of four other private companies since 1999, 2005, 2006 and 2009, respectively; from 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms, and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments.  Mr. Schiele additionally serves as Trustee of seven private trusts since 1974, 1999, 2007, 2009, 2010, 2011 and 2012, respectively, serving as President of one since 2000, and as an Officer and Director of two others.  Mr. Schiele also serves as a Trustee to various other private charitable foundations since 2006, as the Managing Partner of two private investment partnerships since 2008, and as a Director and Executive Board member of The Yankee Institute since 2000.  Mr. Schiele was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by the shareholders at the 2010/2011 Annual Meeting of Stockholders.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio became the Chief Operating Officer of Trans-Lux Corporation on October 6, 2014 and has served as a director since October 2, 2013.  He also serves on the Board of Advisors of Scorpion Capital.  Previously, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013.  Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Columbia SA), and the Interamerican Investment Group.  He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany).  Mr. Shaio’s extensive international experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.

Yaozhong Shi has served as a director since June 29, 2014.  Mr. Shi was appointed as a director of Trans-Lux Corporation pursuant to the terms of that certain Securities Purchase Agreement dated as of June 27, 2014 between the Company and Retop Industrial (Hong Kong) Limited.  Mr. Shi has served as a Director of Retop LED Display Co. Ltd. since April 2005 and Director of Retop Lighting Landscape Design Engineering Co., Ltd. since April 2013.  Mr. Shi has also served as a Vice President of Elec-Tech International Co. Ltd. since July 2009.  Previously, Mr. Shi served as General Manager and President of Retop Opto Electronic Co. Ltd. from January 2000 through March 2005.  Mr. Shi’s contributions to Retop have resulted in a successful, well-known brand in the LED display total solution industry that provides solutions for multiple indoor & outdoor applications primarily in the media, entertainment and sports sectors.  Mr. Shi’s strong business knowledge and extensive resources in the LED display arena, combined with his twenty years of experience in the LED industry, allows him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since 2009.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of Trans-Lux Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005, and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009.  He currently serves as the Chairman of Zizza & Associates, LLC.  Mr. Zizza serves as Chairman of Metropolitan Paper Recycling Inc. and as the Chairman of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl ScheibInc. from March 1, 2004 to April 2009.  Mr. Zizza was initially elected in accordance with a Settlement Agreement approved by the United States District Court for the Southern District of New York described in the Corporation’s proxy statement for the December 11, 2009 Annual Meeting of Stockholders and re-elected by shareholders at the 2012 Annual Meeting of Shareholders.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held 5 meetings during 2014.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. George W. Schiele  and Mr. Salvatore J. Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, monthly fees of $3,000 each, $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2014 and 2013, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  Certain of these restricted shares were issued in December 2013.

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

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation’s Chief Financial Officer at the Corporation’s headquarters in New York, New York.  The Chief Financial Officer will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2014.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Greene, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Greene and Zizza.  The Audit Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors, a copy of which is available on the Corporation’s website at http://www.trans-lux.com/about/investor-information.  The Board of Directors has determined that Messrs. Greene and Zizza, are “independent directors”.  The Board of Directors has determined that Mr. Zizza meets the definition of “audit committee financial expert” set forth in Item 407 of Regulation S-K, as promulgated by the SEC.  The Audit Committee held 5 telephonic meetings with the independent auditors in 2014.  The responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and the material aspects thereof with the Corporation’s independent registered public accounting firm, and compliance with the Corporation’s policies and applicable laws and regulations.  Members of said Committee receive a fee of $400 for each meeting of the Committee they attend (other than the quarterly telephonic meetings held with the independent auditors) and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and a fee of $100 for his participation in each quarterly telephonic meeting held with the independent auditors.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2014.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Elser, Schiele and Shaio.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain and Mr. Shaio are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Schiele, Shi and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. over which he exercised voting and dispositive power as investment manager, and Mr. Schiele have made loans to the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Mr. Shi is a Director of Retop Industrial (Hong Kong) Ltd. which is the Corporation’s main supplier of LED modules and therefore has been determined by the Board to fall outside the definition of “independent director.”  The Board of Directors has determined that Messrs. Greene and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its 2 Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 800 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 20 stock options are granted for each director; an additional 20 stock options are granted if a director has served for five years or more; an additional 20 stock options are granted if a director has served for ten years or more; and an additional 40 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the shareholders approved a proposal to grant warrants to purchase 20,000, 20,000 and 2,000 shares to Messrs. Zizza and Schiele and Ms. Firstenberg, respectively, which warrants were granted in 2013.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2014, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Jean-Marc (J.M.) Allain	President and Chief Executive Officer	45
Robert J. Conologue	Senior Vice President and Chief Financial Officer	66
Alberto Shaio	Senior Vice President and Chief Operating Officer	66
Alexandro Gomez	Senior Vice President and Chief Revenue Officer	45
Todd Dupee	Vice President and Controller	43

The biographical information for Mr. Allain and Mr. Shaio is provided at the beginning of Item 10.  Mr. Conologue became Senior Vice President and Chief Financial Officer of Trans-Lux Corporation on May 29, 2014.  Mr. Conologue has previously served as Chief Financial Officer for Utrecht Art Suppliesfrom June 2012 to November 2013.  Prior to that, he worked at Twinlab Corporation in the role of Executive Vice President and Chief Financial Officer from May 2005 to December 2011.  Mr. Gomez became Senior Vice President and Chief Revenue Officer of Trans-Lux Corporation on October 13, 2014.  Mr. Alex Gomez previously worked for xclr8 Media from 2011 to 2014, Van Wagner Sports and Entertainment form 2003 to 2011, One-On-One Sports Radio Networkfrom 2000 to 2001, Foot Locker Worldwide from 1998-2000 and News Corporation’s Fox Sports and Fox Video from 1992 to 1998.  Mr. Dupee became Vice President of Trans-Lux Corporation in 2009, has been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer between December 3, 2012 and May 29, 2014) and has been with the Company since 1994.

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

Cash Incentive Bonuses.  We design the cash incentive bonuses for our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.  Cash incentive bonuses for our executives are established as part of their respective individual employment agreements, as applicable.  Currently, J.M. Allain, our President and Chief Executive Officer, is the only executive officer of the Corporation entitled to a cash incentive bonus; his cash incentive bonus is determined in accordance with the terms of his employment agreement with the Company.  As a general matter, the Compensation Committee is responsible for determining all criteria for the provision of any cash incentive bonuses awarded by the Corporation, and any such decisions by the Compensation Committee must be approved by the Board of Directors at the time any employment agreement contemplating a cash incentive bonus is entered into.  Based on the financial standing of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2014.

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

Compensation Consultants. The Corporation has not engaged the services of any outside compensation consultant for 2014.

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

Alan L. Greene, Chairperson

Marco Elser

Salvatore J. Zizza

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
J.M. Allain	2014	285,576	-	-	-	-	-	18,000	303,576
President and Chief Executive Officer	2013	275,001	-	-	-	-	-	18,000	293,001

Robert J. Conologue(2)	2014	105,924	-	-	-	-	-	-	105,924
Senior Vice President and Chief Financial Officer	2013	-	-	-	-	-	-	-	-

Alberto Shaio(3)	2014	41,539	-	-	-	-	-	13,000	54,539
Senior Vice President and Chief Operating Officer	2013	-	-	-	-	-	-	2,500	2,500

Alexandro Gomez(4)	2014	31,732	-	-	-	-	-	-	31,732
Senior Vice President and Chief Revenue Officer	2013	-	-	-	-	-	-	-	-

Kristin Kreuder (5)	2014	118,164	-	-	-	-	-	34,616	152,780
Vice President and General Counsel and Secretary	2013	150,003	-	-	-	-	-	-	150,003

1)      See “All Other Compensation” below for further details.

(2)     Elected an Executive Officer on May 29, 2014.

(3)     Elected an Executive Officer on November 4, 2014.

(4)     Elected an Executive Officer on November 4, 2014.

(5)     Terminated on September 17, 2014.

All Other Compensation

During 2014 and 2013, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other ($)	Total All Other Compensation ($)
J.M. Allain (1)	2014	-	18,000	18,000
	2013	-	18,000	18,000
Robert J Conologue	2014	-	-	-
	2013	-	-	-
Alberto Shaio	2014	13,000	-	13,000
	2013	2,500	-	2,500
Alexandro Gomez	2014	-	-	-
	2013	-	-	-
Todd Dupee	2014	-	-	-
	2013	-	-	-
Kristin Kreuder (2)	2014	-	34,616	34,616
	2013	-	-	-

(1)  Other consists of vehicle allowance.

(2)  Other consists of severance.

Stock Option Plans and Stock Options

2012 Long-Term Incentive Plan

The Company has adopted the 2012 Long-Term Incentive Plan to allow for an aggregate of 200,000 shares of Common Stock that may be issued under the 2012 Long-Term Incentive Plan.  The 2012 Long-Term Incentive Plan was adopted by the Corporation’s Board of Directors on July 2, 2010, with amendments adopted by the Corporation’s Board of Directors on December 21, 2011, and approved by the Corporation’s stockholders at the 2012 Annual Meeting of Stockholders held on June 26, 2012.   No awards have been issued to any employees or directors under the 2012 Long-Term Incentive Plan.

Non-Employee Director Stock Option Plan

The Company also had a Non-Employee Director Stock Option Plan, which as amended, covered a maximum of 1,200 shares for grant and which provided for the grant of incentive stock options priced at fair market value as of the date of grant.  Options are for a period of six years from date of grant, are granted at fair market value on date of grant, may be exercised at any time after one year from date of grant while a director and are based on years of service, with a minimum of 20 stock options for each director, an additional 20 stock options based on five or more years of service, another 20 stock options based on 10 or more years of service and an additional 40 stock options based on 20 or more years of service.  Additional stock options are granted upon the expiration or exercise of any such option, which is no earlier than four years after date of grant, in an amount equal to such exercised or expired options.  The plan has expired.  40 stock options are currently outstanding, which became exercisable on the first anniversary of the grant date and will expire on the sixth anniversary of the grant date, so long as the grantee remains a director of the Corporation before the exercise date.

There were no stock options granted in fiscal 2014 to the named executive officers or any directors, and no stock options were exercised in fiscal 2014.

There have been no stock options issued to the named executive officers so there have been no values realized relating to the exercise of stock options, there are no fiscal year end option values and there are no unexercised option or equity incentive plan awards as of the end of the fiscal year.

Defined Benefit Pension Plan

The Company made a cash contribution of $958,000 during 2014, which was less than the minimum required contribution, to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has been granted, subject to certain conditions, its requests for waivers of the 2009, 2010 and 2012 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $260,000 is the legislated annual cap on determining the final average salary and $210,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Employment Agreement

The Corporation executed an employment agreement with J.M. Allain, President and Chief Executive Officer, effective on February 16, 2015 which expires on February 16, 2018.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.

The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed herewith as Exhibit 10.6.

Director Compensation

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 1,200 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 20 stock options are granted for each director; an additional 20 stock options are granted if a director has served for five years or more; an additional 20 stock options are granted if a director has served for ten years or more; and an additional 40 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the Corporation received shareholder approval of a proposal to grant warrants to purchase 20,000, 20,000 and 2,000 shares to Salvatore J. Zizza, George W. Schieleand Jean Firstenberg, respectively, which warrants were granted in 2013.

Compensation of Directors

The following table represents director compensation for 2014:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J.M. Allain	2014	-	-	-	-	-	-	-
Marco Elser	2014	16,600	-	-	-	-	-	16,600
Alan K. Greene	2014	15,000	-	-	-	-	-	15,000
George W. Schiele(1)	2014	133,500	-	-	-	-	-	133,500
Alberto Shaio	2014	13,000	-	-	-	-	-	13,000
Yaozhong Shi(2)	2014	11,500	-	-	-	-	-	11,500
Salvatore J. Zizza(1)	2014	135,650	-	-	-	-	-	135,650

(1) As of December 31, 2014, also holds warrants and stock options to purchase 20,020 shares of the Company’s Common Stock from prior year awards.

(2) Mr. Shi was appointed a director by the Board of Directors on June 29, 2014.

ITEM 12.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2015 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares acquirable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation or a nominee for director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned	Percent Of Class (%)
5% Stockholders:
Gabelli Funds, LLC One Corporate Center Rye, NY 10580-1434	425,860	(1)	25.0
Retop Industrial (Hong Kong) Limited	366,666	(2)	21.1
Unit 27, 13/F Shing Yip Industrial Building 19-21 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

Carlisle Investments Inc	180,366	(3)	10.6
Trident Chambers Wickhams Cay P.O. Box 146 Road Town, Tortola, British Virgin Islands

Bard Associates, Inc	104,480	(4)	6.1
135 South LaSalle Street, Suite 3700 Chicago, IL 60603
Non-Employee Directors:
Marco Elser	192,389	(5)	11.3
Alan K. Greene	8,333		*
George W. Schiele	47,073	(6)	2.8
Yaozhong Shi	366,666	(7)	21.1
Salvatore J. Zizza	6,620	(8)	*

Named Executive Officers:
J.M. Allain	2,144		*
Robert J. Conologue	-		*
Alberto Shaio	8,333		*
Alexandro Gomez	-		*
Todd Dupee	-		*
All directors and executive officers as a group	631,558	(9)	36.2

*Represents less than 1% of total number of outstanding shares.

(1)     Based on Schedule 13D, as amended, dated August 19, 2014 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has sole voting power and sole dispositive power over such shares.  On January 27, 2015, Gabelli Equity Series Funds, Inc. – The Gabelli Small Cap Growth Fund filed a Schedule 13G relating to 404,180 of the aforementioned 425,860 shares.

(2)     The amount includes 33,333 shares of Common Stock acquirable upon exercise of vested warrants.  Mr. Shi, a director of Trans-Lux Corporation, is a director of Retop Industrial (Hong Kong) Limited.

(3)     Based on Schedule 13D dated June 20, 2014.  Mr. Elser, a director of Trans-Lux Corporation, exercises voting and dispositive power as investment manager of Carlisle Investments Inc.

(4)     Based on Schedule 13G dated February 13, 2015.  Bard Associates, Inc. has sole voting power over 12,280 of such shares and sole dispositive power over all of such shares.

(5)     The amount includes 190,244 shares of Common Stock owned by Carlisle Investments, Elser & Co. and Advicorp plc, of which Mr. Elser exercises voting and dispositive power as investment manager.

(6)     The amount includes 6,620 shares of Common Stock acquirable upon exercise of 6,600 vested warrants and 20 stock options.  This amount does not include 13,400 shares of Common Stock acquirable upon exercise of warrants that are not yet vested or exercisable.

(7)     The amount includes 333,333 shares of Common Stock owned by Retop Industrial (Hong Kong) Limited and 33,333 shares of Common Stock acquirable upon exercise of vested warrants owned by Retop Industrial (Hong Kong) Limited.

(8)     Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 6,620 shares of Common Stock acquirable upon conversion of 6,600 vested warrants and 20 stock options.  This amount does not include 13,400 shares of Common Stock acquirable upon exercise of warrants that are not yet vested or exercisable.

(9)     The amount includes 46,573 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire upon exercise of stock options and warrants.  This amount does not include 26,800 shares of Common Stock acquirable upon exercise of warrants that are not yet exercisable.

Equity Compensation Plan Information
December 31, 2014	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	40	$16.25	200,800

ITEM 13.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Retop Industrial (Hong Kong) Limited (“Retop”), pursuant to which Retop purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Retop at an exercise price of $8.00 per share, which expire on June 27, 2016.  These warrants were part of a direct investment in our equity, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

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

In the beginning of June 2014, the Company received a $200,000 loan from George W. Schiele, a director of the Company, at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.

Independence of Non-Employee Directors

The Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain and Mr. Shaio are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Schiele, Shi and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. over which he exercised voting and dispositive power as investment manager, and Mr. Schiele have made loans to the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Mr. Shi is a Director of Retop Industrial (Hong Kong) Ltd. which is the Corporation’s main supplier of LED modules and therefore has been determined by the Board to fall outside the definition of “independent director.”  The Board of Directors has determined that Messrs. Greene and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

ITEM 14.

  PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP, (“BDO”) has served as our independent registered public accounting firm since May 17, 2010, when the Audit Committee of the Corporation’s Board of Directors approved their engagement to audit the Corporation’s financial statements for the fiscal year ended December 31, 2010.  The Audit Committee has appointed BDO as our independent registered public accounting firm for the year ending December 31, 2015.

The ratification of the appointment by our Audit Committee of BDO as our independent registered public accounting firm for the fiscal year ending December 31, 2015 requires the affirmative vote of a majority of the votes cast affirmatively or negatively of Common Stock of the Corporation voting in person or by proxy.  Although stockholder approval of the appointment is not required by law and is not binding on the Audit Committee, the Committee will take the appointment under advisement if such appointment is not approved by the affirmative vote of a majority of the votes cast at the Meeting.

Representatives of BDO may be present at the Annual Meeting to answer appropriate questions and to make a statement if they wish.

There are no disagreements between management and BDO regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by BDO for 2014 and 2013 were approved by the Audit Committee in advance of the work being performed.

Audit Fees:  BDO audit fees were $183,339 in 2014 and $202,525 in 2013.  BDO audit fees for both 2014 and 2013 included, but were not limited to, fees associated with the annual audit of the Corporation’s financial statements, reviews of the Corporation’s quarterly reports on Form 10-Q and reviews of the Corporation’s proxy statements.

Audit-Related Fees:  There were no audit-related services provided by BDO in 2014 or in 2013.

Tax Fees:  BDO did not provide any tax services during 2014 or in 2013.

All Other Fees:  BDO did not provide any non-audit related services during 2014 or in 2013.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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

10.5        Employment Agreement with Jean-Marc Allain dated February 15, 2015, filed herewith.

10.6        Employment Agreement with David Pavlik dated May 27, 2014 (incorporated by reference to Exhibit 4.02 of Form 8-K dated June 3, 2014).

10.7        Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.8        Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

10.9       Securities Purchase Agreement with Carlisle Investments Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 23, 2014) and the amendment thereto (incorporated by reference to Exhibit 4.01 of Form 8-K dated September 2, 2014).

10.10      Securities Purchase Agreement with George W. Schiele (incorporated by reference to Exhibit 4.02 of Form 8-K dated June 23, 2014) and the amendment thereto (incorporated by reference to Exhibit 4.02 of Form 8-K dated September 2, 2014).

10.11      Securities Purchase Agreement with Alan K. Greene (incorporated by reference to Exhibit 4.03 of Form 8-K dated September 2, 2014).

10.12      Securities Purchase Agreement with Alberto Shaio (incorporated by reference to Exhibit 4.04 of Form 8-K dated September 2, 2014).

21           List of Subsidiaries, filed herewith.

31.1        Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2        Certification of Robert J. Conologue, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1        Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2        Certification of Robert J. Conologue, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2014 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 and (vi) Notes Consolidated Financial Statements. *

*                                              Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended and is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

By:   /s/  Robert J. Conologue

   Robert J. Conologue

   Senior Vice President and Chief Financial Officer

By:   /s/  Todd Dupee

   Todd Dupee

   Vice President and Controller

Dated: April 1, 2015

Trans-Lux Corporation, and each of the undersigned, do hereby appoint J.M. Allain and Robert J. Conologue, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                         /s/ George W. Schiele

April 1, 2015

George W. Schiele, Chairman of the Board

                         /s/ Salvatore J. Zizza

April 1, 2015

Salvatore J. Zizza, Vice Chairman of the Board

                         /s/ J.M. Allain

April 1, 2015

J.M. Allain, Director, President and Chief Executive Officer

(Principal Executive Officer)

                         /s/ Marco Elser

April 1, 2015

Marco Elser, Director

                         /s/ Alan K. Greene

April 1, 2015

Alan K. Greene, Director

                         /s/ Alberto Shaio

April 1, 2015

Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

                         /s/ Yaozhong Shi

April 1, 2015

Yaozhong Shi, Director

                         /s/ Robert J. Conologue

April 1, 2015

Robert J. Conologue, Senior Vice President and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)