Form 10-Q
period 2015-03-31
TRANS LUX Corp
filed 2015-05-15
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/14/2015	Common Stock - $0.001 Par Value	1,685,085

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

March 31 2015		December 31 2014
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$173	$650
Receivables, less allowance of $226 - 2015 and $168 - 2014	2,767	2,798
Inventories	2,184	1,811
Prepaids and other assets	1,061	805
Total current assets	6,185	6,064
Rental equipment	27,886	27,825
Less accumulated depreciation	21,501	20,935
	6,385	6,890
Property, plant and equipment	2,139	2,140
Less accumulated depreciation	1,072	1,034
	1,067	1,106
Goodwill	744	744
Restricted cash	213	212
Other assets	202	229
TOTAL ASSETS	$14,796	$15,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,055	$1,798
Accrued liabilities	8,254	7,857
Current portion of long-term debt	1,485	1,811
Total current liabilities	11,794	11,466
Long-term debt:
Mortgage payable	316	-
Deferred pension liability and other	5,454	5,647
Total liabilities	17,564	17,113
Commitments and contingencies
Stockholders' equity
Common - $0.001 par value - 10,000,000 shares authorized, 1,700,429 shares issued in 2015 and in 2014	2	2
Additional paid-in-capital	27,976	27,959
Accumulated deficit	(21,986)	(21,305)
Accumulated other comprehensive loss	(5,697)	(5,461)
Treasury stock - at cost - 15,344 common shares in 2015 and 2014	(3,063)	(3,063)
Total stockholders' equity	(2,768)	(1,868)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,796	$15,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share data	2015	2014
Revenues:
Digital display sales	$3,406	$5,209
Digital display lease and maintenance	948	1,255
Total revenues	4,354	6,464

Cost of revenues:
Cost of digital display sales	2,560	3,823
Cost of digital display lease and maintenance	648	1,025
Total cost of revenues	3,208	4,848

Gross profit from operations	1,146	1,616
General and administrative expenses	(1,751)	(1,749)
Operating loss	(605)	(133)
Interest expense, net	(50)	(70)
Warrant expense and change in warrant liabilities	(18)	47
Loss before income taxes	(673)	(156)
Income tax expense	(8)	(6)
Net loss	$(681)	$(162)

Loss per share - basic and diluted	$(0.40)	$(0.15)

Weighted average common shares outstanding - basic and diluted	1,700	1,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31
In thousands	2015	2014

Net loss	$(681)	$(162)
Other comprehensive loss:
Unrealized foreign currency translation loss	(236)	(126)
Total other comprehensive loss, net of tax	(236)	(126)
Comprehensive loss	$(917)	$(288)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
	March 31
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(681)	$(162)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	606	783
Loss on disposal of assets	2	-
Amortization of warrants - stock compensation expense	17	21
Change in warrant liabilities	-	(89)
Changes in operating assets and liabilities:
Receivables	31	(855)
Inventories	(373)	165
Prepaids and other assets	(230)	79
Accounts payable and accrued liabilities	418	471
Deferred pension liability and other	(193)	(251)
Net cash (used in) provided by operating activities	(403)	162
Cash flows from investing activities
Equipment manufactured for rental	(61)	(19)
Purchases of property and equipment	(3)	(1)
Net cash used in investing activities	(64)	(20)
Cash flows from financing activities
Payments of long-term debt	(10)	(15)
Net cash used in financing activities	(10)	(15)
Net (decrease) increase in cash and cash equivalents	(477)	127
Cash and cash equivalents at beginning of year	650	55
Cash and cash equivalents at end of period	$173	$182
Supplemental disclosure of cash flow information:
Interest paid	$6	$7
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Note 1 –Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  The March 31, 2015 Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Company has evaluated subsequent events through the filing date of this Form 10-Q and they are disclosed in Note 11 – Subsequent Events.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes the most current revenue recognition guidance in FASB Accounting Standards Codification (“ASC”) 605 “Revenue Recognition,” including industry-specific guidance.  ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; early adoption is not permitted.  Entities have the option of using either: a full retrospective approach reflecting the application of the standard in each prior reporting period, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption as an adjustment to the opening balance of retained earnings for the adoption of the new standard.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the requirements for reporting discontinued operations.  Under the amendments in ASU 2014-08, the definition of discontinued operations has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted.  ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  The Company incurred a net loss of $681,000 in the three months ended March 31, 2015 and had a working capital deficiency of $5.6 million as of March 31, 2015.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.6 million at March 31, 2015 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 5 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2015 using cash on hand and cash from operating activities, the Company has made $469,000 of payments to the Company's pension plan. The Pension Benefit Guaranty Corporation has placed a lien on the Company's assets in respect of amounts owed under the plan.

The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures.  The Company is seeking additional financing in the form of debt and/or equity in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  Subsequent to the end of the quarter, the Company entered into a credit agreement for $1.5 million, of which $1.0 million has been borrowed to date.  See Note 11 – Subsequent Events for further details.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Note 3 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at March 31, 2015 and December 31, 2014.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $244,000 and $33,000, respectively, at March 31, 2015 and December 31, 2014.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $383,000 at March 31, 2015 and $394,000 at December 31, 2014.

The fair value of warrants is calculated using the Black-Scholes method at the time of issuance of the warrants.  At March 31, 2015 and December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.  If there were liability warrants outstanding, their carrying value would be adjusted to the current Black-Scholes valuation at the Condensed Consolidated Balance Sheet dates.  The Black-Scholes calculated values of the equity warrants issued to directors in 2013 are being amortized over their vesting periods of one, two and three years.  The equity warrants issued in 2014 were fully vested at the date of issuance, so their Black-Scholes calculated value was fully charged to the equity section at that time.

Note 4 –Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2015	December 31, 2014
In thousands
Raw materials	$1,270	$1,192
Work-in-progress	459	399
Finished goods	455	220
	$2,184	$1,811

Note 5 –Long-Term Debt

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Notes were not exchanged into cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.

The Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Debentures were not exchanged into cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.

The Company, through a subsidiary, has a $383,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000.  The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

Note 6 –Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2015	2014
Interest cost	$144	$124
Expected return on plan assets	(169)	(125)
Amortization of net actuarial loss	140	131
Net periodic pension cost	$115	$130

As of March 31,2015, the Company has recorded a current pension liability of $1.5 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.1 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2015 is expected to be $1.4 million, of which $469,000 has already been paid.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of March 31, 2015:

In thousands	Level 1	Level 2	Level 3	Total
Equity and index funds	$5,721	$-	$-	$5,721
Fixed income funds	2,541			2,541
Total pension plan assets	$8,262	$-	$-	$8,262

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the minimum funding standard for its defined benefit plan for the 2009, 2010 and 2012 plan years, respectively.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions in 2015 and has already made $469,000 of those contributions; however there is no assurance that the Company will be able to make any or all the remaining 2015 payments of $1.0 million.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

Note 7 – Share-Based Compensation

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

The Company did not issue any stock options during the three month periods ended March 31, 2015 and 2014.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the three months ended March 31, 2015:

			Weighted Average Remaining Contractual Term (Yrs)
		Weighted Average Exercise Price ($)
				Aggregate Intrinsic Value ($)

	Options
Outstanding at beginning of year	40	16.25
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	40	16.25	0.8
Vested and expected to vest at end of period	40	16.25	0.8	-
Exercisable at end of period	40	16.25	0.8	-

Note 8 – Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At March 31, 2015 and 2014, there were outstanding equity warrants convertible into 75,300 and 256,300 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At March 31, 2015 and 2014, there were outstanding stock options to purchase 40 and 60 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

Note 9 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled for $600,000.  Of the settlement, $424,000 has been paid as of March 31, 2015, with the remainder due in monthly installments through April 1, 2016.  The liability is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2015.

Note 10 –Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance of the business.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2015 and 2014.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31
In thousands	2015	2014
Revenues:
Digital display sales	$3,406	$5,209
Digital display lease and maintenance	948	1,255
Total revenues	$4,354	$6,464
Operating (loss) income:
Digital display sales	$(309)	$270
Digital display lease and maintenance	270	230
Corporate general and administrative expenses	(566)	(633)
Total operating loss	(605)	(133)
Interest expense, net	(50)	(70)
Warrant expense and change in warrant liabilities	(18)	47
Loss before income taxes	(673)	(156)
Income tax expense	(8)	(6)
Net loss	$(681)	$(162)

Note 11 –Subsequent Events

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”), pursuant to which the Company can borrow up to $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016,  which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.  The issuance of the warrant was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Going Concern

While the Company has attempted to improve operations and reduce operating losses, the Company has incurred significant recurring losses from operations and continues to have a significant working capital deficiency.  As a result, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  Our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.6 million at March 31, 2015 and the Company has a significant amount due to its pension plan due over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm issued an opinion on our December 31, 2014 Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern, however the opinion further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s pension plan over the next 12 months,  raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Condensed Consolidated Financial Statements - Going Concern.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2015 and 2014:

In thousands except percentages	2015		2014
Revenues:
Digital display sales	$3,406	78.2%	$5,209	80.6%
Digital display lease and maintenance	948	21.8%	1,255	19.4%
Total revenues	4,354	100.0%	6,464	100.0%
Cost of revenues:
Cost of digital display sales	2,560	58.8%	3,823	59.1%
Cost of digital display lease and maintenance	648	14.9%	1,025	15.9%
Total cost of revenues	3,208	73.7%	4,848	75.0%
Gross profit from operations	1,146	26.3%	1,616	25.0%
General and administrative expenses	(1,751)	(40.2)%	(1,749)	(27.1)%
Operating loss	(605)	(13.9)%	(133)	(2.0)%
Interest expense, net	(50)	(1.1)%	(70)	(1.1)%
Warrant expense and change in warrant liabilities	(18)	(0.4)%	47	0.7%
Loss before income taxes	(673)	(15.4)%	(156)	(2.4)%
Income tax expense	(8)	(0.2)%	(6)	(0.1)%
Net loss	$(681)	(15.6)%	$(162)	(2.5)%

Total revenues for the three months ended March 31, 2015 decreased $2.1 million or 32.6% to $4.4 million from $6.5 million for the three months ended March 31, 2014, primarily due to a decrease in Digital display sales.

Digital display sales revenues decreased $1.8 million or 34.6%, primarily due to a large individual sale in the scoreboard market in 2014 that did not recur in 2015.

Digital display lease and maintenance revenues decreased $307,000 or 24.5%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2015 increased $472,000 to $605,000 from $133,000 for the three months ended March 31, 2014, principally due to the reduction in revenues.

Digital display sales operating income (loss) decreased $579,000 to a loss of $309,000 for the three months ended March 31, 2015 compared to income of $270,000 for the three months ended March 31, 2014, primarily due to the decrease in revenues.  The cost of Digital display sales decreased $1.3 million or 33.0%, primarily due to the decrease in revenues.  The cost of Digital display sales represented 75.2% of related revenues in 2015 compared to 73.4% in 2014.  Digital display sales general and administrative expenses increased $39,000 or 3.5%, primarily due to an increase in payroll and benefits and expenses related to the process of consolidating our sales offices.

Digital display lease and maintenance operating income increased $40,000 or 17.4%, primarily as a result of a decrease in the cost of Digital display lease and maintenance, offset by the decrease in revenues and a decrease in general and administrative expenses.  The cost of Digital display lease and maintenance decreased $377,000 or 36.8%, primarily due to a $136,000 decrease in depreciation expense and a $241,000 decrease in field service costs to maintain the displays.  The cost of Digital display lease and maintenance revenues represented 68.4% of related revenues in 2015 compared to 81.7% in 2014.  The cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses increased $30,000, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses decreased $67,000 or 10.6%, primarily due to a $232,000 gain on Canadian currency exchange in 2015 compared to a $101,000 gain on Canadian currency exchange in 2014, offset by an increase in payroll and benefits and office expenses.

Net interest expense decreased $20,000 or 28.6%, primarily due to a reduction in long-term debt and lower borrowing rates.

The warrant expense and change in warrant liabilities in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the change in the fair market value of the warrants, as well as the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the three months ended March 31, 2015 and 2014 was 1.2% and 3.8%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $681,000 in the three months ended March 31, 2015 and had a working capital deficiency of $5.6 million as of March 31, 2015.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $403,000 for operating activities for the three months ended March 31, 2015 and generated cash from operating activities of $162,000 for the three months ended March 31, 2014.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents decreased $477,000 in the three months ended March 31, 2015.  The decrease is primarily attributable to cash used in operating activities of $403,000, investment in equipment manufactured for rental of $61,000, scheduled payments of long-term debt of $10,000 and investment in property and equipment of $3,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2015 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2015 for the remainder of 2015 and over the next four fiscal years:

In thousands	Remainder of 2015	2016	2017	2018	2019
Current and long-term debt, including interest	$2,172	$89	$89	$89	$89
Pension plan payments	1,202	775	578	303	226
Employment agreement obligations	338	361	300	38	-
Estimated warranty liability	74	99	78	57	35
Operating lease payments	325	400	287	83	21
Total	$4,111	$1,724	$1,332	$570	$371

Of these fixed cash obligations, the Company continues to consider further exchanges of the $2.1 million, including interest, of remaining Notes and Debentures for an aggregate amount of $277,000. The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  Subsequent to the end of the quarter, the Company made a contribution of $240,000 to the Company’s pension plan.  Also subsequent to the end of the quarter, the Company entered into a credit agreement for $1.5 million, of which $1.0 million has been borrowed to date.  See Note 11 to the Condensed Consolidated Financial Statements – Subsequent Events for further details.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Long-Term Debt

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Notes were not exchanged for cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constitute an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.

The Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Debentures were not exchanged for cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constitute an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.

The Company, through a subsidiary, has a $383,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000.  The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

At March 31, 2015 and December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”), pursuant to which the Company can borrow up to $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016,  which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.  The issuance of the warrant was completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers were approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  At this time, the Company is expecting to make its required contributions in 2015 and has already made $469,000 of those contributions; however there is no assurance that the Company will be able to make any or all of the remaining 2015 payments of $1.0 million.  The Pension Benefit Guaranty Corporation has placed a lien on the Company’s assets in respect of amounts owed under the plan.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 3 to the Condensed Consolidated Financial Statements – Fair Value.  At March 31, 2015, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $255,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At March 31, 2015, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2015 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  Our former outside legal counsel had brought a claim against us for $593,000 plus interest, which we have settled for $600,000.  Of the settlement, $424,000 has been paid as of March 31, 2015, with the remainder due in monthly installments through April 1, 2016.  The liability is included in Accrued liabilities on the Condensed Consolidated Balance Sheet at March 31, 2015.

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to those previously disclosed risk factors.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 5 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Notes were not exchanged into cash and the Company’s Common Stock as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee.  The non-payments constituted an event of default under the Indenture governing the Notes.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Notes would be subordinate to any Senior Indebtedness of the Company.

As disclosed in Note 5 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $334,000 of 9½% Subordinated debentures due 2012 (the “Debentures”) which matured on December 1, 2012; interest was payable semi-annually and interest expense continues to be accrued.  Such Debentures were not exchanged into cash as part of an exchange offer in 2011.  Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee.  The non-payments constituted an event of default under the Indenture governing the Debentures.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  The Company currently does not have any Senior Indebtedness.  If the Company subsequently incurs any Senior Indebtedness, the Debentures would be subordinate to any Senior Indebtedness of the Company.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”), pursuant to which the Company can borrow up to $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016,  which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.

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
Date: May 15, 2015