Form 10-Q
period 2015-06-30
TRANS LUX Corp
filed 2015-08-13
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/12/2015	Common Stock - $0.001 Par Value	1,685,085

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part 1 - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2015	December 31 2014
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$334	$650
Receivables, less allowance of $305 - 2015 and $168 - 2014	3,171	2,798
Inventories	2,365	1,811
Prepaids and other assets	1,040	805
Total current assets	6,910	6,064
Rental equipment	27,886	27,825
Less accumulated depreciation	22,068	20,935
	5,818	6,890
Property, plant and equipment	2,299	2,140
Less accumulated depreciation	1,127	1,034
	1,172	1,106
Goodwill	744	744
Restricted cash	214	212
Other assets	189	229
TOTAL ASSETS	$15,047	$15,245
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,208	$1,798
Accrued liabilities	7,733	7,857
Current portion of long-term debt - unrelated parties	1,985	1,811
Current portion of long-term debt - related parties	500	-
Total current liabilities	12,426	11,466
Long-term debt:
Mortgage payable	299	-
Deferred pension liability and other	5,595	5,647
Total liabilities	18,320	17,113
Commitments and contingencies
Stockholders' equity (deficit)
Common - $0.001 par value - 10,000,000 shares authorized, 1,700,429 shares issued in 2015 and in 2014	2	2
Additional paid-in-capital	28,014	27,959
Accumulated deficit	(22,568)	(21,305)
Accumulated other comprehensive loss	(5,658)	(5,461)
Treasury stock - at cost - 15,344 common shares in 2015 and 2014	(3,063)	(3,063)
Total stockholders' equity (deficit)	(3,273)	(1,868)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,047	$15,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30		Six Months Ended June 30

In thousands, except per share data	2015	2014	2015	2014
Revenues:
Digital product sales	$5,114	$4,569	$8,520	$9,778
Digital product lease and maintenance	930	1,332	1,878	2,587
Total revenues	6,044	5,901	10,398	12,365

Cost of revenues:
Cost of digital product sales	4,001	4,192	6,561	8,015
Cost of digital product lease and maintenance	655	1,024	1,303	2,049
Total cost of revenues	4,656	5,216	7,864	10,064

Gross profit	1,388	685	2,534	2,301
General and administrative expenses	(1,880)	(2,686)	(3,631)	(4,435)
Operating loss	(492)	(2,001)	(1,097)	(2,134)
Interest expense, net	(73)	(70)	(123)	(140)
Warrant expense and change in warrant liabilities	(17)	(423)	(35)	(376)
Loss before income taxes	(582)	(2,494)	(1,255)	(2,650)
Income tax expense	-	(10)	(8)	(16)
Net loss	$(582)	$(2,504)	$(1,263)	$(2,666)

Loss per share - basic and diluted	$(0.35)	$(2.26)	$(0.75)	$(2.47)

Weighted average common shares outstanding - basic and diluted	1,685	1,109	1,685	1,080

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

In thousands	2015	2014	2015	2014

Net loss	$(582)	$(2,504)	$(1,263)	$(2,666)
Other comprehensive income (loss):
Unrealized foreign currency translation income (loss)	39	109	(197)	(17)
Total other comprehensive income (loss), net of tax	39	109	(197)	(17)
Comprehensive loss	$(543)	$(2,395)	$(1,460)	$(2,683)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30

In thousands	2015	2014
Cash flows from operating activities
Net loss	$(1,263)	$(2,666)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,237	1,565
Loss on disposal of assets	2	-
Amortization of warrants - stock compensation expense	35	42
Change in warrant liabilities	-	334
Changes in operating assets and liabilities:
Receivables	(373)	(514)
Inventories	(554)	182
Prepaids and other assets	(186)	816
Accounts payable and accrued liabilities	89	757
Deferred pension liability and other	(52)	(599)
Net cash used in operating activities	(1,065)	(83)
Cash flows from investing activities
Equipment manufactured for rental	(61)	(19)
Purchases of property and equipment	(163)	(2)
Net cash used in investing activities	(224)	(21)
Cash flows from financing activities
Payments of long-term debt	(27)	(30)
Proceeds from long-term debt - unrelated parties	500	-
Proceeds from long-term debt - related parties	500	-
Proceeds from issuance of restricted stock and warrants	-	2,200
Net cash provided by financing activities	973	2,170
Net (decrease) increase in cash and cash equivalents	(316)	2,066
Cash and cash equivalents at beginning of year	650	55
Cash and cash equivalents at end of period	$334	$2,121
Supplemental disclosure of cash flow information:
Interest paid	$22	$15
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Note 1 –Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America.  The June 30, 2015 Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements.

There have been no material changes in our significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue from contracts with customers and supersedes the most current revenue recognition guidance in FASB Accounting Standards Codification (“ASC”) 605 “Revenue Recognition,” including industry-specific guidance.  ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  The effective date was recently deferred for one year and, as a result, ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within.  Entities have the option of using either: a full retrospective approach reflecting the application of the standard in each prior reporting period, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption as an adjustment to the opening balance of retained earnings for the adoption of the new standard.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

We do not currently have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  The Company incurred a net loss of $1.3 million in the six months ended June 30, 2015 and had a working capital deficiency of $5.5 million as of June 30, 2015.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.5 million at June 30, 2015 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,000.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 5 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2015 using cash on hand and cash from operating activities, the Company has made $469,000 of payments to the Company’s pension plan, with approximately $772,000 of contributions remaining for 2015.  Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April and July 2015.  The Pension Benefit Guaranty Corporation has placed a lien on all of the Company’s assets in respect of amounts owed under the plan.  If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures.  The Company is seeking additional financing in the form of debt and/or equity in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  During the three months ended June 30, 2015, the Company entered into a credit agreement for $1.5 million, of which $1.0 million has been borrowed to date.  See Note 5 – Long-Term Debt for further details.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015 and August 7, 2015) for a rights offering of Series B Convertible Preferred Stock intended to raise $10.4 million before expenses.  The registration statement has not been declared effective by the SEC.  If the rights offering is consummated, the net proceeds will be used for repayment of debt and for general corporate purposes.  It is contemplated that the preferred stock will carry a 5.0% cumulative annual dividend on the stated value of the preferred stock.  The forgoing does not constitute an offer of any securities for sale.

Note 3 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at June 30, 2015 and December 31, 2014.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $244,000 and $33,000, respectively, at June 30, 2015 and December 31, 2014.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $1.4 million at June 30, 2015 and $394,000 at December 31, 2014.

The fair value of warrants is calculated using the Black-Scholes method at the time of issuance of the warrants.  At December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.  The Black-Scholes calculated values totaling $252,000 of the equity warrants issued to directors in 2013 are being amortized over their vesting periods of one, two and three years. The equity warrants issued in 2015 and 2014 were fully vested at the date of issuance, so their Black-Scholes calculated values of $21,000 and $92,000, respectively, were fully charged to the equity section at the date of issuance.

Note 4 –Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	June 30 2015	December 31 2014
In thousands
Raw materials	$2,831	$2,408
Work-in-progress	434	399
Finished goods	387	220
Gross Inventory	3,652	3,027
Less Reserve	1,287	1,216
Net Inventory	$2,365	$1,811

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

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a Director of the Company, to the Lender.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.

The Company, through a subsidiary, has a $367,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000.  The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

Note 6 –Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended June 30		Six months ended June 30
In thousands	2015	2014	2015	2014
Interest cost	$144	$158	$288	$282
Expected return on plan assets	(169)	(174)	(338)	(299)
Amortization of net actuarial loss	140	47	280	178
Net periodic pension cost	$115	$31	$230	$161

As of June 30,2015, the Company has recorded a current pension liability of $1.2 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.3 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2015 is expected to be $1.2 million, of which $469,000 has already been paid through June 30, 2015, with approximately $772,000 of contributions remaining for 2015.  Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April and July 2015.  We expect to make all of our required contributions for 2015, however there is no assurance that we will be able to make any or all the remaining 2015 payments.  The Pension Benefit Guaranty Corporation has placed a lien on all of the Company’s assets in respect of amounts owed under the plan.  If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of June 30, 2015:

In thousands	Level 1	Level 2	Level 3	Total
Equity and index funds	$5,758	$-	$-	$5,758
Fixed income funds	2,436			2,436
Total pension plan assets	$8,194	$-	$-	$8,194

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

The Company did not issue any stock options during the six month periods ended June 30, 2015 and 2014.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the six months ended June 30, 2015:

			Weighted Average Remaining Contractual Term (Yrs)
		Weighted Average Exercise Price ($)
				Aggregate
				Intrinsic
	Options			Value ($)
Outstanding at beginning of year	40	16.25
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	40	16.25	0.5
Vested and expected to vest at end of period	40	16.25	0.5	-
Exercisable at end of period	40	16.25	0.5	-

Note 8 – Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At June 30, 2015 and 2014, there were outstanding equity warrants convertible into 85,300 and 245,800 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At June 30, 2015 and 2014, there were outstanding stock options to purchase 40 and 60 shares of Common Stock, respectively, which were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

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

The Company evaluates segment performance and allocates resources based upon operating income (loss). The Company’s operations are managed in two reportable business segments: Digital product sales and Digital product lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital products and LED lighting, which has a line of energy-saving lighting solutions that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital product sales segment sells equipment and the Digital product lease and maintenance segment leases and maintains equipment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues in 2015 and 2014.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2015	2014	2015	2014
Revenues:
Digital product sales	$5,114	$4,569	$8,520	$9,778
Digital product lease and maintenance	930	1,332	1,878	2,587
Total revenues	$6,044	$5,901	$10,398	$12,365
Operating income (loss):
Digital product sales	$120	$(1,204)	$(189)	$(934)
Digital product lease and maintenance	241	(76)	511	154
Corporate general and administrative expenses	(853)	(721)	(1,419)	(1,354)
Total operating loss	(492)	(2,001)	(1,097)	(2,134)
Interest expense, net	(73)	(70)	(123)	(140)
Warrant expense and change in warrant liabilities	(17)	(423)	(35)	(376)
Loss before income taxes	(582)	(2,494)	(1,255)	(2,650)
Income tax expense	-	(10)	(8)	(16)
Net loss	$(582)	$(2,504)	$(1,263)	$(2,666)

Note 11 –Subsequent Events

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015 and August 7, 2015) for a rights offering of Series B Convertible Preferred Stock intended to raise $10.4 million before expenses.  The registration statement has not been declared effective by the SEC.  If the rights offering is consummated, the net proceeds will be used for repayment of debt and for general corporate purposes.  It is contemplated that the preferred stock will carry a 5.0% cumulative annual dividend on the stated value of the preferred stock.  The forgoing does not constitute an offer of any securities for sale.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Trans-Lux is a leading supplier of LED technology for high resolution video displays and lighting applications.  The essential elements of these systems are the real-time, programmable digital products and lighting fixtures that we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  The Company’s LED lighting fixtures offer energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.  The Company operates in two reportable segments: Digital product sales and Digital product lease and maintenance.

The Digital product sales segment includes worldwide revenues and related expenses from the sales of both indoor and outdoor digital product signage and LED lighting solutions.  This segment includes the financial, government/private, gaming, scoreboards and outdoor advertising markets.  The Digital product lease and maintenance segment includes worldwide revenues and related expenses from the lease and maintenance of both indoor and outdoor digital product signage.  This segment includes the lease and maintenance of digital product signage across all markets.

Going Concern

While the Company has attempted to improve operations and reduce operating losses, the Company has incurred significant recurring losses from operations and continues to have a significant working capital deficiency.  As a result, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  Our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.5 million at June 30, 2015 and the Company has a significant amount due to its pension plan due over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200.  In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2015 and 2014:

In thousands except percentages	2015		2014
Revenues:
Digital product sales	$5,114	84.6%	$4,569	77.4%
Digital product lease and maintenance	930	15.4%	1,332	22.6%
Total revenues	6,044	100.0%	5,901	100.0%
Cost of revenues:
Cost of digital product sales	4,001	66.2%	4,192	71.0%
Cost of digital product lease and maintenance	655	10.8%	1,024	17.4%
Total cost of revenues	4,656	77.0%	5,216	88.4%
Gross profit	1,388	23.0%	685	11.6%
General and administrative expenses	(1,880)	(31.1)%	(2,686)	(45.5)%
Operating loss	(492)	(8.1)%	(2,001)	(33.9)%
Interest expense, net	(73)	(1.2)%	(70)	(1.2)%
Warrant expense and change in warrant liabilities	(17)	(0.3)%	(423)	(7.2)%
Loss before income taxes	(582)	(9.6)%	(2,494)	(42.3)%
Income tax expense	-	-%	(10)	(0.1)%
Net loss	$(582)	(9.6)%	$(2,504)	(42.4)%

Total revenues for the three months ended June 30, 2015 increased $143,000 or 2.4% to $6.0 million from $5.9 million for the three months ended June 30, 2014, primarily due to an increase in Digital product sales, partly offset by a decrease in Digital product lease and maintenance revenues.

Digital product sales revenues increased $545,000 or 11.9%, primarily due to increases in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $402,000 or 30.2%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended June 30, 2015 decreased $1.5 million to $492,000 from $2.0 million for the three months ended June 30, 2014, principally due to a reduction in the cost of revenues and a reduction in general and administrative expenses.

Digital product sales operating income (loss) increased $1.3 million to income of $120,000 for the three months ended June 30, 2015 compared to a loss of $1.2 million for the three months ended June 30, 2014, primarily due to a reduction in the cost of revenues and a reduction in general and administrative expenses.  The cost of Digital product sales decreased $191,000 or 4.6% despite the 11.9% increase in revenues, primarily due to improved material pricing and increased efficiencies in our manufacturing processes.  The cost of Digital product sales represented 78.2% of related revenues in 2015 compared to 91.7% in 2014.  Digital product sales general and administrative expenses decreased $588,000 or 37.2%, primarily due to a decrease in the allowance for uncollectible accounts and the closing of our former Georgia sales office.

Digital product lease and maintenance operating income increased $317,000, primarily as a result of a decrease in general and administrative expenses, partly offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $369,000 or 36.0%, primarily due to a $136,000 decrease in depreciation expense and a $233,000 decrease in field service costs to maintain the displays.  The cost of Digital product lease and maintenance revenues represented 70.4% of related revenues in 2015 compared to 76.9% in 2014.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $350,000, primarily due to a decrease in the allowance for uncollectible accounts.

Corporate general and administrative expenses increased $132,000 or 18.3%, primarily due to an increase in payroll and benefits, partly offset by a $42,000 expense on Canadian currency exchange in 2015 compared to a $132,000 expense on Canadian currency exchange in 2014.

Net interest expense increased $3,000 or 4.3%, primarily due to an increase in long-term debt and higher borrowing rates.

The warrant expense in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the change in the fair market value of the warrants, as well as the amortization of equity warrants granted to directors in 2013.  All liability warrants expired in November 2014.

The effective tax rate for the three months ended June 30, 2015 and 2014 was 0.0% and 0.4%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2015 and 2014:

In thousands except percentages	2015		2014
Revenues:
Digital product sales	$8,520	81.9%	$9,778	79.1%
Digital product lease and maintenance	1,878	18.1%	2,587	20.9%
Total revenues	10,398	100.0%	12,365	100.0%
Cost of revenues:
Cost of digital product sales	6,561	63.1%	8,015	64.8%
Cost of digital product lease and maintenance	1,303	12.5%	2,049	16.6%
Total cost of revenues	7,864	75.6%	10,064	81.4%
Gross profit	2,534	24.4%	2,301	18.6%
General and administrative expenses	(3,631)	(34.9)%	(4,435)	(35.9)%
Operating loss	(1,097)	(10.6)%	(2,134)	(17.3)%
Interest expense, net	(123)	(1.2)%	(140)	(1.1)%
Warrant expense and change in warrant liabilities	(35)	(0.3)%	(376)	(3.0)%
Loss before income taxes	(1,255)	(12.1)%	(2,650)	(21.4)%
Income tax expense	(8)	(0.1)%	(16)	(0.2)%
Net loss	$(1,263)	(12.1)%	$(2,666)	(21.6)%

Total revenues for the six months ended June 30, 2015 decreased $2.0 million or 15.9% to $10.4 million from $12.4 million for the six months ended June 30, 2014, primarily due to a decrease in Digital product sales as well as a decrease in Digital product lease and maintenance revenues.

Digital product sales revenues decreased $1.3 million or 12.9%, primarily due to a large individual sale in the scoreboard market in 2014 that did not recur in 2015.

Digital product lease and maintenance revenues decreased $709,000 or 27.4%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the six months ended June 30, 2015 decreased $1.0 million to $1.1 million from $2.1 million for the six months ended June 30, 2014, principally due to a reduction in general and administrative expenses.

Digital product sales operating loss decreased $745,000 to $189,000 for the six months ended June 30, 2015 compared to $934,000 for the six months ended June 30, 2014, primarily due to a decrease in general and administrative expenses.  The cost of Digital product sales decreased $1.5 million or 18.1% despite only a 12.9% increase in revenues, primarily due to improved material pricing and increased efficiencies in our manufacturing processes.  The cost of Digital product sales represented 77.0% of related revenues in 2015 compared to 82.0% in 2014.  Digital product sales general and administrative expenses decreased $549,000 or 20.4%, primarily due to decreases in marketing expenses, the allowance for uncollectible accounts and payroll and benefits.

Digital product lease and maintenance operating income increased $357,000 to $511,000 in 2015 from $154,000 in 2014, primarily as a result of a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $746,000 or 36.4%, primarily due to a $272,000 decrease in depreciation expense and a $474,000 decrease in field service costs to maintain the displays.  The cost of Digital product lease and maintenance revenues represented 69.4% of related revenues in 2015 compared to 79.2% in 2014.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $320,000 or 83.3%, primarily due to a decrease in the allowance for uncollectible accounts.

Corporate general and administrative expenses increased $65,000 or 4.8%, primarily due to an increase in payroll and benefits, partly offset by a $190,000 gain on Canadian currency exchange in 2015 compared to a $30,000 expense on Canadian currency exchange in 2014.

Net interest expense decreased $17,000 or 12.1%, primarily due to lower average outstanding debt during the first half of 2015 as compared to 2014.

The warrant expense in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the change in the fair market value of the warrants, as well as the amortization of equity warrants granted to directors in 2013.  All liability warrants expired in November 2014.

The effective tax rate for the six months ended June 30, 2015 and 2014 was 0.6% and 0.6%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

Although operating results improved in the second quarter and year to date 2015, the Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $1.3 million in the six months ended June 30, 2015 and had a working capital deficiency of $5.5 million as of June 30, 2015.

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

The Company used cash of $1.1 million for operating activities for the six months ended June 30, 2015 and $83,000 for the six months ended June 30, 2014.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $316,000 in the six months ended June 30, 2015.  The decrease is primarily attributable to cash used in operating activities of $1.1 million, investment in property and equipment of $163,000, investment in equipment manufactured for rental of $61,000 and scheduled payments of long-term debt of $27,000, partly offset by proceeds from long-term debt of $1.0 million.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2015 for the remainder of 2015 and over the next four fiscal years:

In thousands	Remainder of 2015	2016	2017	2018	2019
Current and long-term debt, including interest	$2,241	$1,139	$89	$89	$89
Pension plan payments	772	778	627	372	245
Employment agreement obligations	225	361	300	38	-
Estimated warranty liability	30	55	44	33	21
Operating lease payments	217	400	287	83	21
Legal settlement, including interest	85	55	-	-	-
Total	$3,570	$2,788	$1,347	$615	$376

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

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015 and August 7, 2015) for a rights offering of Series B Convertible Preferred Stock intended to raise $10.4 million before expenses.  The registration statement has not been declared effective by the SEC.  If the rights offering is consummated, the net proceeds will be used for repayment of debt and for general corporate purposes.  It is contemplated that the preferred stock will carry a 5.0% cumulative annual dividend on the stated value of the preferred stock.  The forgoing does not constitute an offer of any securities for sale.

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

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a Director of the Company, to the Lender.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.

The Company, through a subsidiary, has a $367,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000.  The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

At June 30, 2015 and December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers were approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the Internal Revenue Service have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  As of June 30, 2015, we had made $469,000 of our required contributions for 2015, with approximately $772,000 of contributions remaining for 2015.  Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April and July 2015.  We expect to make all of our required contributions for 2015, however there is no assurance that we will be able to make any or all the remaining 2015 payments.  The Pension Benefit Guaranty Corporation has placed a lien on all of the Company’s assets in respect of amounts owed under the plan.  If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company’s fixed rate long-term debt is disclosed in Note 3 to the Condensed Consolidated Financial Statements – Fair Value.  At June 30, 2015, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $273,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes. At June 30, 2015, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2015 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to those previously disclosed risk factors.  Additional information regarding the risk related to the pension plan is noted below.

In March 2010, 2011 and 2013, we submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship we experienced.  The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If we do not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that we make the unpaid contributions.  As of June 30, 2015, we had made $469,000 of our required contributions for 2015, with approximately $772,000 of contributions remaining for 2015.  Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April and July 2015.  We expect to make all of our required contributions for 2015, however there is no assurance that we will be able to make any or all the remaining 2015 payments.  The Pension Benefit Guaranty Corporation has placed a lien on all of our assets in respect of amounts owed under the plan.  If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations, and liquidity.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015 and August 7, 2015) for a rights offering of Series B Convertible Preferred Stock intended to raise $10.4 million before expenses. The registration statement has not been declared effective by the SEC. If the rights offering is consummated, the net proceeds will be used for repayment of debt and for general corporate purposes. It is contemplated that the preferred stock will carry a 5.0% cumulative annual dividend on the stated value of the preferred stock. The forgoing does not constitute an offer of any securities for sale.

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan.  As of the date of this filing, the Company has borrowed $1.0 million under the Credit Agreement.  The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a Director of the Company, to the Lender.  In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets.  The Company also issued the Lender a warrant to purchase 10,000 shares of the Company at an exercise price of $12.00 per share.

Item 6.	Exhibits

10.1	Credit Agreement dated April 23, 2015 between Trans-Lux Corporation as Borrower and BFI Capital Fund II, LLC as Lender (incorporated by reference to Exhibit 99.1 of the Form 8-K dated April 23, 2015).

31.1	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert J. Conologue, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jean-Marc Allain, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert J. Conologue, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Robert J. Conologue
Robert J. Conologue
Senior Vice President and
Chief Financial Officer

	by	/s/ Todd Dupee
Todd Dupee
Vice President and Controller

Date: August 13, 2015