Form 10-Q
period 2015-09-30
TRANS LUX Corp
filed 2015-11-13
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/12/2015	Common Stock - $0.001 Par Value	1,672,589

Part 1 - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2015	December 31 2014
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$89	$650
Receivables, less allowance of $353 in 2015 and $168 in 2014	4,186	2,798
Inventories	2,156	1,811
Prepaids and other assets	1,273	805
Total current assets	7,704	6,064
Rental equipment	27,886	27,825
Less accumulated depreciation	22,634	20,935
	5,252	6,890
Property, plant and equipment	2,326	2,140
Less accumulated depreciation	1,185	1,034
	1,141	1,106
Goodwill	744	744
Restricted cash	214	212
Other assets	307	229
TOTAL ASSETS	$15,362	$15,245
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,530	$1,798
Accrued liabilities	7,827	7,857
Current portion of long-term debt - unrelated parties	1,985	1,811
Current portion of long-term debt - related parties	500	-
Total current liabilities	12,842	11,466
Long-term debt:
Mortgage payable	283	-
Deferred pension liability and other	5,480	5,647
Total liabilities	18,605	17,113
Commitments and contingencies
Stockholders' equity (deficit)
Common - $0.001 par value - 10,000,000 shares authorized, 1,700,429 shares issued in 2015 and in 2014	2	2
Additional paid-in-capital	28,032	27,959
Accumulated deficit	(22,395)	(21,305)
Accumulated other comprehensive loss	(5,819)	(5,461)
Treasury stock - at cost - 27,840 common shares in 2015 and 2014	(3,063)	(3,063)
Total stockholders' equity (deficit)	(3,243)	(1,868)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,362	$15,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands, except per share data	2015	2014	2015	2014
Revenues:
Digital product sales	$7,289	$4,861	$15,809	$14,639
Digital product lease and maintenance	873	1,262	2,751	3,849
Total revenues	8,162	6,123	18,560	18,488

Cost of revenues:
Cost of digital product sales	5,541	3,324	12,102	11,339
Cost of digital product lease and maintenance	700	955	2,003	3,004
Total cost of revenues	6,241	4,279	14,105	14,343

Gross profit	1,921	1,844	4,455	4,145
General and administrative expenses	(1,643)	(2,187)	(5,274)	(6,622)

Operating income (loss)	278	(343)	(819)	(2,477)
Interest expense, net	(87)	(49)	(210)	(189)
Warrant expense and change in warrant liabilities	(18)	(7)	(53)	(383)
Income (loss) before income taxes	173	(399)	(1,082)	(3,049)
Income tax expense	-	(8)	(8)	(24)
Net income (loss)	$173	$(407)	$(1,090)	$(3,073)

Income (loss) per share - basic and diluted	$0.10	$(0.25)	$(0.65)	$(2.43)

Weighted average common shares outstanding - basic and diluted	1,673	1,642	1,673	1,264

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands	2015	2014	2015	2014

Net income (loss)	$173	$(407)	$(1,090)	$(3,073)
Other comprehensive loss:
Unrealized foreign currency translation loss	(161)	(147)	(358)	(164)
Total other comprehensive loss, net of tax	(161)	(147)	(358)	(164)
Comprehensive income (loss)	$12	$(554)	$(1,448)	$(3,237)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(1,090)	$(3,073)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,874	2,348
Loss on disposal of assets	2	-
Amortization of warrants - stock compensation expense	53	63
Change in warrant liabilities	-	320
Changes in operating assets and liabilities:
Receivables	(1,388)	(1,102)
Inventories	(345)	63
Prepaids and other assets	(419)	589
Restricted cash	-	(212)
Accounts payable and accrued liabilities	344	(261)
Deferred pension liability and other	(167)	(754)
Net cash used in operating activities	(1,136)	(2,019)
Cash flows from investing activities
Equipment manufactured for rental	(61)	(19)
Purchases of property and equipment	(190)	(32)
Net cash used in investing activities	(251)	(51)
Cash flows from financing activities
Payments of long-term debt	(43)	(46)
Proceeds from long-term debt - unrelated parties	500	-
Proceeds from long-term debt - related parties	500	-
Payments of rights offering costs	(131)	-
Proceeds from issuance of restricted stock and warrants	-	2,355
Net cash provided by financing activities	826	2,309

Net (decrease) increase in cash and cash equivalents	(561)	239
Cash and cash equivalents at beginning of year	650	55
Cash and cash equivalents at end of period	$89	$294
Supplemental disclosure of cash flow information:
Interest paid	$67	$24
Income taxes paid	-	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Note 1 – Basis of Presentation

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the December 31, 2014 audited financial statements.

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2015 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Deferred Rights Offering Costs: Costs incurred related to a rights offering made to holders of the Company’s common stock, $0.001 par value per share (the “Common Stock”), primarily professional fees, are deferred until either the completion of the offering, at which time such costs will be netted against proceeds received and reclassified to Additional Paid In Capital, or the determination to abandon the offering, at which time such costs will be recorded as expense.

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

Note 2 - Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its Condensed Consolidated Financial Statements on a going concern basis.

We do not currently have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated.  The Company incurred a net loss of $1.1 million in the nine months ended September 30, 2015 and had a working capital deficiency of $5.1 million as of September 30, 2015.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.4 million at September 30, 2015 and the Company has a significant amount due to its pension plan over the next 12 months.  In addition, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,000.  The Company also did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes").  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures and/or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company, which could require the disposition of some or all of our assets, which could require us to curtail or cease operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 5 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2015 using cash on hand and cash from operating activities, the Company has made $650,000 of payments to the Company’s pension plan, with approximately $591,000 of contributions remaining for 2015. Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April, July and October 2015. The Pension Benefit Guaranty Corporation (the “PBGC”) has placed a lien on all of the Company’s assets in respect of amounts owed under the plan. If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

The Company continues to consider further exchanges of the $1.1 million of remaining Notes and the $334,000 of remaining Debentures.  The Company will seek additional financing in the form of debt and/or equity (though currently the only ongoing financing is the rights offering described in the next paragraph) in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  During the three months ended June 30, 2015, the Company entered into a credit agreement for $1.5 million, of which $1.0 million has been borrowed to date.  See Note 5 – Long-Term Debt for further details.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings (including the rights offering described in the next paragraph) or the terms thereof (other than the rights offering).  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015, August 7, 2015, August 19, 2015 and September 15, 2015) relating to a rights offering of Series B Convertible Preferred Stock intended to raise up to $10.2 million before expenses. The registration statement was declared effective by the SEC on September 24, 2015. The rights offering commenced on October 14, 2015 and expires on November 19, 2015 (extended from the original expiration date November 4, 2015). The Company intends to use the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes. Under the terms of the rights offering, the Company distributed one non-transferrable right for each outstanding share of Common Stock to stockholders of record on September 28, 2015. Thirty-three non-transferable rights entitle the holder to purchase one share of Series B Convertible Preferred Stock at a subscription price of $20.00 per share. The Series B Convertible Preferred Stock carries a 6.0% cumulative annual dividend and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Series B Convertible Preferred Stock held at the time of conversion, subject to adjustment. The shares of Series B Convertible Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days. There can be no assurance as to the amount that the Company will raise in the rights offering. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities, and there will be no sale of any securities in any state in which such an offer, solicitation, or purchase would be unlawful prior to the registration or qualification of such securities under the securities laws of any such state. The offer of the shares of Series B Convertible Preferred Stock issuable upon exercise of the rights is made only by means of the prospectus dated October 14, 2015 forming a part of Trans-Lux’s registration statement filed with and declared effective by the SEC, and related documents.

Note 3 – Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  The fair value of these instruments is determined using a three-tier fair value hierarchy.  Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at September 30, 2015 and December 31, 2014.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 and 9½% Subordinated debentures due 2012, using observable inputs, was $244,000 and $33,000, respectively, at September 30, 2015 and December 31, 2014.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $1.4 million at September 30, 2015 and $394,000 at December 31, 2014.

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

Note 4 – Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	September 30 2015	December 31 2014
In thousands
Raw materials	$2,626	$2,408
Work-in-progress	600	399
Finished goods	186	220
Gross Inventory	3,412	3,027
Less Reserve	1,256	1,216
Net Inventory	$2,156	$1,811

Note 5 – Long-Term Debt

The Company has outstanding $1.1 million of Notes which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually and interest expense continues to be accrued. Such Notes were not exchanged into cash and the Company’s Common Stock as part of an exchange offer in 2011. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee. The non-payments constituted an event of default under the Indenture governing the Notes. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. The Company currently does not have any senior indebtedness. If the Company subsequently incurs any senior indebtedness, the Notes would be subordinate to any senior indebtedness of the Company.

The Company has outstanding $334,000 of Debentures which matured on December 1, 2012; interest was payable semi-annually and interest expense continues to be accrued. Such Debentures were not exchanged into cash as part of an exchange offer in 2011. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the December 1, 2009, 2010 and 2011 sinking fund payments of $106,000 each, the June 1, 2010, 2011 and 2012 and the December 1, 2010 and 2011 semi-annual interest payments of $50,000 each and the December 1, 2012 semi-annual interest and principal payment of $790,000 to the trustee. The non-payments constituted an event of default under the Indenture governing the Debentures. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. The Company currently does not have any senior indebtedness. If the Company subsequently incurs any senior indebtedness, the Debentures would be subordinate to any senior indebtedness of the Company.

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan. As of September 30, 2015, the Company has borrowed $1.0 million under the Credit Agreement, which has been used for working capital. The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a director of the Company, to the Lender. In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets. The Company also issued the Lender a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.

The Company, through a subsidiary, has a $350,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000. The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

Note 6 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended September 30		Nine months ended September 30
In thousands	2015	2014	2015	2014
Interest cost	$144	$140	$432	$422
Expected return on plan assets	(169)	(150)	(507)	(449)
Amortization of net actuarial loss	140	90	420	268
Net periodic pension cost	$115	$80	$345	$241

As of September 30, 2015, the Company has recorded a current pension liability of $1.2 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $5.3 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets. The minimum required contribution in 2015 is expected to be $1.2 million, of which $650,000 has already been paid through September 30, 2015, with approximately $591,000 of contributions remaining for 2015. Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April, July and October 2015. We expect to make all of our required contributions for 2015, however there is no assurance that we will be able to make any or all the remaining 2015 payments. The PBGC has placed a lien on all of the Company’s assets in respect of amounts owed under the plan. If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of September 30, 2015:

In thousands	Level 1	Level 2	Level 3	Total
Equity and index funds	$5,197	$-	$-	$5,197
Fixed income funds	2,505			2,505
Total pension plan assets	$7,702	$-	$-	$7,702

In March 2010, 2011 and 2013, we submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for our defined benefit pension plan. The waiver requests were submitted as a result of the economic climate and the business hardship we experienced. The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively. If we do not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that we make the unpaid contributions. In support of such enforcement remedies, the PBGC has placed a lien on all of our assets in respect of amounts owed under the plan. As of September 30, 2015, we had made $650,000 of our required contributions for 2015, with approximately $591,000 of contributions remaining for 2015. Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April, July and October 2015. We have been in communications with the PBGC regarding the amount of contributions due and not yet made and the remainder of our required contributions for 2015, and in light of the business hardship we experienced, we believe that the PBGC will continue to work with us on the timing of such contributions, all of which we expect to make. However there is no assurance that we will be able to make any or all the remaining 2015 contributions, or that the PBGC and the IRS will refrain from implementing any enforcement remedies with respect to contributions due and not yet made. If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

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

The Company did not issue any stock options during the nine month periods ended September 30, 2015 and 2014.  There are no unrecognized compensation costs related to unvested stock options granted under the Company’s stock option plans.

The following table summarizes the activity of the Company's stock options for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	40	16.25
Granted	-	-
Exercised	-	-
Terminated	-	-
Outstanding at end of period	40	16.25	0.3
Vested and expected to vest at end of period	40	16.25	0.3	-
Exercisable at end of period	40	16.25	0.3	-

Note 8 – Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.  At September 30, 2015 and 2014, there were outstanding equity warrants convertible into 85,300 and 245,800 shares of Common Stock, respectively, which were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive.  At September 30, 2015 and 2014, there were outstanding stock options to purchase 40 and 60 shares of Common Stock, respectively, which were excluded from the calculation of diluted income (loss) per share because their impact would have been anti-dilutive.

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

Note 10 – Business Segment Data

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

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands	2015	2014	2015	2014
Revenues:
Digital product sales	$7,289	$4,861	$15,809	$14,639
Digital product lease and maintenance	873	1,262	2,751	3,849
Total revenues	$8,162	$6,123	$18,560	$18,488
Operating income (loss):
Digital product sales	$743	$(11)	$554	$(945)
Digital product lease and maintenance	125	292	636	446
Corporate general and administrative expenses	(590)	(624)	(2,009)	(1,978)
Total operating income (loss)	278	(343)	(819)	(2,477)
Interest expense, net	(87)	(49)	(210)	(189)
Warrant expense and change in warrant liabilities	(18)	(7)	(53)	(383)
Income (loss) before income taxes	173	(399)	(1,082)	(3,049)
Income tax expense	-	(8)	(8)	(24)
Net income (loss)	$173	$(407)	$(1,090)	$(3,073)

Note 11 – Subsequent Events

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015, August 7, 2015, August 19, 2015 and September 15, 2015) relating to a rights offering of Series B Convertible Preferred Stock intended to raise up to $10.2 million before expenses. The registration statement was declared effective by the SEC on September 24, 2015. The rights offering commenced on October 14, 2015 and expires on November 19, 2015 (extended from the original expiration date of November 4, 2015). The Company intends to use the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes. Under the terms of the rights offering, the Company distributed one non-transferrable right for each outstanding share of Common Stock to stockholders of record on September 28, 2015. Thirty-three non-transferable rights entitle the holder to purchase one share of Series B Convertible Preferred Stock at a subscription price of $20.00 per share. The Series B Convertible Preferred Stock carries a 6.0% cumulative annual dividend and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Series B Convertible Preferred Stock held at the time of conversion, subject to adjustment. The shares of Series B Convertible Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days. There can be no assurance as to the amount that the Company will raise in the rights offering. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities, and there will be no sale of any securities in any state in which such an offer, solicitation, or purchase would be unlawful prior to the registration or qualification of such securities under the securities laws of any such state. The offer of the shares of Series B Convertible Preferred Stock issuable upon exercise of the rights is made only by means of the prospectus dated October 14, 2015 forming a part of Trans-Lux’s registration statement filed with and declared effective by the SEC, and related documents.

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

Going Concern

While the Company has improved operations and reduced operating losses in 2015, the Company has incurred significant recurring losses from operations in prior years and continues to have a significant working capital deficiency. As a result, we do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business in the manner in which we have historically operated. Our short-term business focus has been to preserve our liquidity position. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months. In addition, the Company’s obligations under its pension plan exceeded plan assets by $6.5 million at September 30, 2015 and the Company has a significant amount due to its pension plan due over the next 12 months. Further, the Company has not made the December 1, 2009, 2010 and 2011 required sinking fund payments on its 9½% Subordinated debentures due 2012 (the "Debentures") and the June 1, 2010, 2011 and 2012 as well as its December 1, 2010, 2011 and 2012 interest payments totaling $301,200. In addition, the Company did not make the March 1, 2010, 2011 and 2012 as well as its September 1, 2010 and 2011 interest payments totaling $2.1 million on its 8¼% Limited Convertible Senior Subordinated Notes due 2012 (the "Notes"). These non-payments constituted events of default under the indentures governing the Debentures and the Notes. The trustees, by notice to the Company, or the holders of 25% of the principal amount of the Debentures or the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest under the Debentures or the Notes, as applicable, due and payable immediately. As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the pension plan, (iii) make the required sinking fund payments on the Debentures or (iv) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2015 and 2014:

In thousands except percentages	2015		2014
Revenues:
Digital product sales	$7,289	89.3%	$4,861	79.4%
Digital product lease and maintenance	873	10.7%	1,262	20.6%
Total revenues	8,162	100.0%	6,123	100.0%
Cost of revenues:
Cost of digital product sales	5,541	67.9%	3,324	54.3%
Cost of digital product lease and maintenance	700	8.6%	955	15.6%
Total cost of revenues	6,241	76.5%	4,279	69.9%
Gross profit	1,921	23.5%	1,844	30.1%
General and administrative expenses	(1,643)	(20.1)%	(2,187)	(35.7)%
Operating income (loss)	278	3.4%	(343)	(5.6)%
Interest expense, net	(87)	(1.1)%	(49)	(0.8)%
Warrant expense and change in warrant liabilities	(18)	(0.2)%	(7)	(0.1)%
Income (loss) before income taxes	173	2.1%	(399)	(6.5)%
Income tax expense	-	-%	(8)	(0.1)%
Net income (loss)	$173	2.1%	$(407)	(6.6)%

Total revenues for the three months ended September 30, 2015 increased $2.0 million or 33.3% to $8.2 million from $6.1 million for the three months ended September 30, 2014, primarily due to an increase in Digital product sales, partly offset by a decrease in Digital product lease and maintenance revenues.

Digital product sales revenues increased $2.4 million or 49.9%, primarily due to increases in the scoreboard and lighting markets, primarily due to the expansion of our sales dealer networks.

Digital product lease and maintenance revenues decreased $389,000 or 30.8%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended September 30, 2015 increased $621,000 to income of $278,000 from a loss of $343,000 for the three months ended September 30, 2014, principally due to the increase in revenues and a reduction in general and administrative expenses.

Digital product sales operating income (loss) increased $754,000 to income of $743,000 for the three months ended September 30, 2015 compared to a loss of $11,000 for the three months ended September 30, 2014, primarily due to the increase in revenues and a reduction in general and administrative expenses. The cost of Digital product sales increased $2.2 million or 66.7%, primarily due to the increase in revenues. The cost of Digital product sales represented 76.0% of related revenues in 2015 compared to 68.4% in 2014. Digital product sales general and administrative expenses decreased $543,000 or 35.1%, primarily due to a decrease in the allowance for uncollectible accounts and the closing of our Georgia sales office.

Digital product lease and maintenance operating income decreased $167,000, primarily as a result of the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $255,000 or 26.7%, primarily due to a $141,000 decrease in depreciation expense and a $114,000 decrease in field service costs to maintain the displays.  The cost of Digital product lease and maintenance revenues represented 80.2% of related revenues in 2015 compared to 75.7% in 2014.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $33,000, primarily due to an increase in the allowance for uncollectible accounts.

Corporate general and administrative expenses decreased $34,000 or 5.4%, primarily due to a $162,000 gain on Canadian currency exchange in 2015 compared to a $122,000 gain on Canadian currency exchange in 2014.

Net interest expense increased $38,000 or 77.6%, primarily due to an increase in long-term debt and higher borrowing rates.

The warrant expense in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the change in the fair market value of the warrants, as well as the amortization of equity warrants granted to directors in 2013.  All liability warrants expired in November 2014.

The effective tax rate for the three months ended September 30, 2015 and 2014 was 0.0% and 2.0%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2015 and 2014:

In thousands except percentages	2015		2014
Revenues:
Digital product sales	$15,809	85.2%	$14,639	79.2%
Digital product lease and maintenance	2,751	14.8%	3,849	20.8%
Total revenues	18,560	100.0%	18,488	100.0%
Cost of revenues:
Cost of digital product sales	12,102	65.2%	11,339	61.4%
Cost of digital product lease and maintenance	2,003	10.8%	3,004	16.2%
Total cost of revenues	14,105	76.0%	14,343	77.6%
Gross profit	4,455	24.0%	4,145	22.4%
General and administrative expenses	(5,274)	(28.4)%	(6,622)	(35.8)%
Operating loss	(819)	(4.4)%	(2,477)	(13.4)%
Interest expense, net	(210)	(1.1)%	(189)	(1.0)%
Warrant expense and change in warrant liabilities	(53)	(0.3)%	(383)	(2.1)%
Loss before income taxes	(1,082)	(5.8)%	(3,049)	(16.5)%
Income tax expense	(8)	(0.1)%	(24)	(0.1)%
Net loss	$(1,090)	(5.9)%	$(3,073)	(16.6)%

Total revenues for the nine months ended September 30, 2015 increased $72,000 or 0.4% to $18.6 million from $18.5 million for the nine months ended September 30, 2014, primarily due to an increase in Digital product sales, mostly offset by a decrease in Digital product lease and maintenance revenues.

Digital product sales revenues increased $1.2 million or 8.0%, primarily due to increased sales from our sports channel sales partners.

Digital product lease and maintenance revenues decreased $1.1 million or 28.5%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2015 decreased $1.7 million to $819,000 from $2.5 million for the nine months ended September 30, 2014, principally due to a reduction in general and administrative expenses.

Digital product sales operating income (loss) increased $1.5 million to income of $554,000 for the nine months ended September 30, 2015 compared to a loss of $945,000 for the nine months ended September 30, 2014, primarily due to a decrease in general and administrative expenses.  The cost of Digital product sales increased $763,000 or 6.7%, primarily due to the increase in revenues.  The cost of Digital product sales represented 76.6% of related revenues in 2015 compared to 77.5% in 2014.  Digital product sales general and administrative expenses decreased $1.1 million or 25.7%, primarily due to decreases in marketing expenses, the allowance for uncollectible accounts and payroll and benefits.

Digital product lease and maintenance operating income increased $190,000 to $636,000 in 2015 from $446,000 in 2014, primarily as a result of a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $1.0 million or 33.3%, primarily due to a $413,000 decrease in depreciation expense and a $588,000 decrease in field service costs to maintain the displays.  The cost of Digital product lease and maintenance revenues represented 72.8% of related revenues in 2015 compared to 78.0% in 2014.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $287,000 or 71.9%, primarily due to a decrease in the allowance for uncollectible accounts.

Corporate general and administrative expenses increased $31,000 or 1.6%, primarily due to an increase in payroll and benefits, partly offset by a $352,000 gain on Canadian currency exchange in 2015 compared to a $92,000 gain on Canadian currency exchange in 2014.

Net interest expense increased $21,000 or 11.1%, primarily due to an increase in long-term debt and higher borrowing rates.

The warrant expense in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the change in the fair market value of the warrants, as well as the amortization of equity warrants granted to directors in 2013.  All liability warrants expired in November 2014.

The effective tax rate for the nine months ended September 30, 2015 and 2014 was 0.7% and 0.8%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

While the Company has improved operations and reduced operating losses in 2015, the Company has incurred significant recurring losses from operations in prior years and continues to have a significant working capital deficiency.  The Company incurred a net loss of $1.1 million in the nine months ended September 30, 2015 and had a working capital deficiency of $5.1 million as of September 30, 2015.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. We have experienced a decline in our lease and maintenance business and the cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables. There can be no assurance that we will meet our anticipated current and near term cash requirements. Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan. We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. As described herein, the Company is currently undertaking a rights offering of Series B Convertible Preferred Stock. We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $1.1 million for operating activities for the nine months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2014.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $561,000 in the nine months ended September 30, 2015.  The decrease is primarily attributable to cash used in operating activities of $1.1 million, investment in property and equipment of $190,000, payments of rights offering costs of $131,000, investment in equipment manufactured for rental of $61,000 and scheduled payments of long-term debt of $43,000, partly offset by proceeds from long-term debt of $1.0 million.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2015 for the remainder of 2015 and over the next four fiscal years:

In thousands	Remainder of 2015	2016	2017	2018	2019
Current and long-term debt, including interest	$2,218	$1,139	$89	$89	$89
Pension plan payments	591	778	627	372	245
Employment agreement obligations	112	361	300	38	-
Estimated warranty liability	15	57	46	36	26
Operating lease payments	105	392	287	83	21
Legal settlement, including interest	42	55	-	-	-
Total	$3,083	$2,782	$1,349	$618	$381

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

On June 25, 2015, the Company filed a registration statement (as subsequently amended on July 31, 2015, August 7, 2015, August 19, 2015 and September 15, 2015) relating to a rights offering of Series B Convertible Preferred Stock intended to raise up to $10.2 million before expenses. The registration statement was declared effective by the SEC on September 24, 2015. The rights offering commenced on October 14, 2015 and expires on November 19, 2015 (extended from the original expiration date of November 4, 2015). The Company intends to use the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes. Under the terms of the rights offering, the Company distributed one non-transferrable right for each outstanding share of Common Stock to stockholders of record on September 28, 2015. Thirty-three non-transferable rights entitle the holder to purchase one share of Series B Convertible Preferred Stock at a subscription price of $20.00 per share. The Series B Convertible Preferred Stock carries a 6.0% cumulative annual dividend and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Series B Convertible Preferred Stock held at the time of conversion, subject to adjustment. The shares of Series B Convertible Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days. There can be no assurance as to the amount that the Company will raise in the rights offering. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities, and there will be no sale of any securities in any state in which such an offer, solicitation, or purchase would be unlawful prior to the registration or qualification of such securities under the securities laws of any such state. The offer of the shares of Series B Convertible Preferred Stock issuable upon exercise of the rights is made only by means of the prospectus dated October 14, 2015 forming a part of Trans-Lux’s registration statement filed with and declared effective by the SEC, and related documents.

Long-Term Debt

The Company has outstanding $1.1 million of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares and which matured as of March 1, 2012; interest was payable semi-annually and interest expense continues to be accrued. Such Notes were not exchanged for cash and Common Stock as part of an exchange offer in 2011. Based on the payment schedule prior to the offer to exchange, the Company had not remitted the March 1, 2010 and 2011 and September 1, 2010 and 2011 semi-annual interest payments of $418,000 each and the March 1, 2012 semi-annual interest and principal payment of $1.4 million to the trustee. The non-payments constitute an event of default under the Indenture governing the Notes. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. The Company currently does not have any senior indebtedness. If the Company subsequently incurs any senior indebtedness, the Notes would be subordinate to any senior indebtedness of the Company.

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

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for $1.5 million at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which may be extended at the Company’s option for an additional six months, provided that the Company is not in default at the time of extension and has paid the Lender an extension fee of 1.00% of the then principal balance of the loan. As of September 30, 2015, the Company has borrowed $1.0 million under the Credit Agreement, which has been used for working capital. The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a director of the Company, to the Lender. In connection with the Credit Agreement, the Company granted the Lender a security interest in all of its assets. The Company also issued the Lender a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.

The Company, through a subsidiary, has a $350,000 mortgage, of which $68,000 is current, on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments through March 1, 2020, which requires a compensating balance of $100,000.  The mortgage was due to mature on March 1, 2015, at which time the mortgage was extended for 5 years, the fixed interest rate was adjusted from 6.50% to 5.95% and the compensating balance was adjusted from $200,000 to $100,000.

At September 30, 2015 and December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.

Pension Plan Contributions

In March 2010, 2011 and 2013, we submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for our defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship we experienced.  The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  If we do not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation (the “PBGC”) and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that we make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on all of our assets in respect of amounts owed under the plan. As of September 30, 2015, we had made $650,000 of our required contributions for 2015, with approximately $591,000 of contributions remaining for 2015.  Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April, July and October 2015.  We have been in communications with the PBGC regarding the amount of contributions due and not yet made and the remainder of our required contributions for 2015, and in light of the business hardship we experienced, we believe that the PBGC will continue to work with us on the timing of such contributions, all of which we expect to make.  However there is no assurance that we will be able to make any or all the remaining 2015 contributions, or that the PBGC and the IRS will refrain from implementing any enforcement remedies with respect to contributions due and not yet made.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intent,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, product development or future sales, competitive positions and plans and objectives of management for future operations.

We have based these forward-looking statements on our current expectations and projections about future events. However, they are subject to various risks and uncertainties, many of which are outside our control, including the circumstances described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, our actual results or financial condition could differ materially and adversely from those discussed in, or implied by, these forward-looking statements. We caution you not to place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date on which it is made, and, except to the extent required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 3 to the Condensed Consolidated Financial Statements – Fair Value.  At September 30, 2015, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $260,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes.  At September 30, 2015, the Company did not hold any derivative financial instruments.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors. Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company. You should carefully consider the risk factors identified herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 other than as set forth below.

We have received waivers, subject to certain conditions, of the 2009, 2010 and 2012 minimum funding standards for our defined benefit pension plan, which, if we fail to fulfill the required conditions for, may result in the termination of the plan or require us to make the unpaid contributions.

In March 2010, 2011 and 2013, we submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for our defined benefit pension plan. The waiver requests were submitted as a result of the economic climate and the business hardship we experienced. The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $871,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively. If we do not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that we make the unpaid contributions. In support of such enforcement remedies, the PBGC has placed a lien on all of our assets in respect of amounts owed under the plan. As of September 30, 2015, we had made $650,000 of our required contributions for 2015, with approximately $591,000 of contributions remaining for 2015. Historically, we have made certain required contributions after their respective due dates, and we have not yet made required contributions of $197,000 due in each of April, July and October 2015. We have been in communications with the PBGC regarding the amount of contributions due and not yet made and the remainder of our required contributions for 2015, and in light of the business hardship we experienced, we believe that the PBGC will continue to work with us on the timing of such contributions, all of which we expect to make. However there is no assurance that we will be able to make any or all the remaining 2015 contributions, or that the PBGC and the IRS will refrain from implementing any enforcement remedies with respect to contributions due and not yet made. If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

We have significant debt, which could impair our financial condition.

As of September 30, 2015, we had debt of approximately $2.8 million, including approximately $2.5 million reflected under current portion of long-term debt in our consolidated balance sheet. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

Not applicable.

Item 6.            Exhibits

Exhibit No.    Description

31.1     Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

	by:	/s/ Robert J. Conologue
Robert J. Conologue
Senior Vice President and
Chief Financial Officer

	by:	/s/ Todd Dupee
Todd Dupee
Vice President and Controller

Date: November 13, 2015