Form 10-K
period 2015-12-31
TRANS LUX Corp
filed 2016-03-29
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

2015 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2015, was approximately $5,018,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors.  Such exclusion should not be deemed a determination by the registrant that all of such individuals are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 28, 2016, was 1,710,671 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Form 10-K is incorporated herein by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

PART I

ITEM 1.

BUSINESS

SUMMARY

Trans-Lux Corporation is a Delaware corporation incorporated on February 5, 1920. Our Common Stock is quoted on OTC Pink under the symbol “TNLX.” Our principal executive offices are located at 445 Park Avenue, Suite 2001, New York, NY 10022, where our telephone number is (800) 243-5544.

Unless the context otherwise requires, the terms “Trans-Lux,” the “Company,” the “Corporation,” “we,” “us,” and “our” as used herein refer to Trans-Lux Corporation and its subsidiaries.  The Company is a leading designer and manufacturer of digital signage display solutions.  The essential elements of these systems are the real-time, programmable digital displays the Company designs, manufactures, distributes and services.  These display systems utilize LED (light emitting diode) technologies.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these display products include full color text, graphic and video displays for stock and commodity exchanges, financial institutions, college and high school sports stadiums, schools, casinos, convention centers, corporate applications, government applications, theatres, retail sites, airports, billboard sites and numerous other applications.  In addition, the Company’s LED lighting division provides energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

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

Digital Display Sales Division:  The Digital display sales division is currently dominated by five categories of users: financial, government/private sector, gaming, sports and outdoor advertising.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2015 and 2014 was approximately $2.4 million and $3.1 million, respectively.  The December 31, 2015 backlog is expected to be recognized as sales in 2016.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

LED LIGHTING

The LED lighting market provides energy-saving lighting solutions that features a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

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

The business model for the lighting sales team is ROI (return on investment) driven and focuses on maximizing rebates and energy incentives to subsidize upfront capital expenses.  We believe we provide our customers with the highest quality lights, widest array of financing options and world-class manufacturing with full product warranties and guarantees.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its ability to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

The Company’s TLVisionTM line includes our latest LED Large Screen Systems that feature the latest digital display technologies and capabilities, available in various pitch design, including the industry’s first 1.5mm LED display solution.  TLVisionTM consists of full color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for very close distance viewing and up to 50mm for very long distance viewing.  The Company also continues to expand its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products.  Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff that is responsible for product development and support.  The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.

MARKETING AND DISTRIBUTION

In North America, the Company markets its digital display products in the United States and Canada using a combination of distribution channels, including direct sales representatives and a network of independent dealers and distributors.  By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital displays, we offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at domestic and international trade shows annually.

Headquartered in New York, New York, the Company has sales and service offices in Des Moines, Iowa, and Chicago, Illinois, as well as satellite offices in the United States.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2015 and 2014, respectively.

The Company’s revenues included one multinational customer that accounted for 12.5% and 10.8% of total revenues in 2015 and 2014, respectively.

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

EMPLOYEES

The Company had approximately 84 employees as of March 3, 2016.  Approximately 33% of the employees are unionized, pursuant to a collective bargaining agreement, which is in effect through December 31, 2016.  The Company believes its employee relations are good.

ITEM 1A.

RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding the ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  As a result, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the outstanding Notes and Debentures, there would be a significant adverse impact on our financial position and operating results.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

While our operations have been improving, we have incurred operating losses for the past several years.  During the years ended December 31, 2015 and 2014, we incurred losses of $1.7 million and $4.6 million, respectively.  We are dependent upon future operating performance to generate sufficient cash flows in order to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.

WE HAVE RECEIVED WAIVERS, SUBJECT TO CERTAIN CONDITIONS, OF THE 2009, 2010 AND 2012 MINIMUM FUNDING STANDARDS FOR OUR DEFINED BENEFIT PENSION PLAN, WHICH, IF WE FAIL TO FULFILL THE REQUIRED CONDITIONS FOR, MAY RESULT IN THE TERMINATION OF THE PLAN OR REQUIRE US TO MAKE THE UNPAID CONTRIBUTIONS

In March 2010, 2011 and 2013, we submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the 2009, 2010 and 2012 minimum funding standards for our defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that we experienced.  The 2009, 2010 and 2012 plan year waivers have been approved and granted subject to certain conditions, and deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2015, we have fully repaid the amounts deferred for the 2009 and 2010 plan years and repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If we do not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation (the “PBGC”) and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that we make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on our assets with respect to amounts owed under the plan. Assuming that the remaining waiver payments in 2016 and 2017 are timely paid, the lien on our assets will be released.  In 2015, we made the required $1.2 million of contributions to the plan.  At this time, we expect to make our required contributions in 2016 of $1.0 million and have already made $197,000 of such contributions, with approximately $813,000 of contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2015, we had debt of approximately $1.3 million, $1.0 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

We have outstanding $626,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

We have outstanding $334,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

WE ARE DEPENDENT ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our President and Chief Executive Officer, Jean-Marc Allain, plays a significant role in our success and the loss of his services could have an adverse effect on us.  There can be no assurance that we would be able to find a suitable replacement for Mr. Allain.  We have an employment agreement with Mr. Allain that expires on February 16, 2018.  We believe that in addition to Mr. Allain, there is a core group of executives that also plays a significant role in our success.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO POTENTIAL FLUCTUATIONS IN EXCHANGE RATES BETWEEN THE UNITED STATES DOLLAR AND FOREIGN CURRENCIES, AS WELL AS INTERNATIONAL LEGAL REQUIREMENTS, WHICH COULD IMPACT OUR PROFITABILITY

Our financial condition, operating results and future growth could be significantly impacted by risks associated with our international activities, including specifically changes in the value of the U.S. dollar relative to foreign currencies and international tax rules.  Because a significant portion of our business is done in Canada, fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could seriously impact our manufacturing and other costs, as well as overall profitability.  The risks to our business related to fluctuations in currency exchange rates is further magnified by the current volatility in the currency markets that are characteristic of financial markets, and currency markets in particular.

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

WE CURRENTLY HAVE OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK

We sold 16,512 shares of Series B Convertible Preferred Stock (“Preferred Stock”) in a rights offering that was consummated on November 19, 2015.  The Preferred Stock carries a 6.0% cumulative annual dividend, payable semi-annually on April 15 and October 15 in cash or Common Stock,  and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 common shares for each share of Preferred Stock held at the time of conversion.  Under Delaware law, we may only pay dividends or make a distribution to our stockholders from our surplus (as determined in accordance with Delaware General Corporate Law) or our net profits for the current fiscal year before the dividend or distribution is declared under certain circumstances.  Therefore, our ability to pay dividends and make any other distributions in the future will depend upon our financial results, liquidity and financial condition.

The shares of Preferred Stock may be subject to mandatory conversion after three years or as early as one year if the closing sale price of our Common Stock has been greater than or equal to $15.00 for 30 consecutive days.  The conversion of all or substantially all of Preferred Stock will be dilutive to our Common Stock holders, and if the holders of the Common Stock received upon conversion of Preferred Stock choose to sell all or some of all these shares of Common Stock, the resulting shares could depress the market value of our Common Stock.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING PREFERRED STOCK AND WARRANTS, THE CONVERSION AND EXERCISE OF WHICH WOULD DILUTE THE THEN-EXISTING STOCKHOLDERS’ PERCENTAGE OWNERSHIP OF OUR COMMON STOCK

As of December 31, 2015, we had outstanding Preferred Stock convertible into 330,240 shares of Common Stock and outstanding warrants to purchase 85,333 shares of Common Stock.  If all of the outstanding warrants were exercised, the proceeds to us would average $10.68 per share.  In addition, over the next three years up to an additional 59,443 shares of Common Stock are potentially issuable as dividends with respect to the Preferred Stock (based on an assumed dividend rate of 6% per annum).  We also had 200,000 shares of Common Stock reserved for issuance under our stock plans with respect to options or restricted stock that have not been granted.  The exercise of all of the outstanding warrants, the conversion of the Preferred Stock into Common Stock, the payment of dividends on the Preferred Stock through the issuance of Common Stock, the grant and exercise of additional options and/or the grant of restricted stock would dilute the then-existing stockholders’ percentage ownership of Common Stock, and any sales in the public market of the Common Stock issuable upon such exercise could adversely affect prevailing market prices for the Common Stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares of our Common Stock.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.  Our Certificate of Incorporation also contains a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an “Interested Person” or “Acquiring Person.”

Additionally, we are authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 are designated as “Series A Convertible Preferred Stock”, none of which are outstanding, and (ii) 51,000 are designated as Preferred Stock, 16,512 of which are outstanding.  The preferred stock contains such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.  These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

As of March 28, 2016, 10 stockholders who are executive officers and/or directors of the Company beneficially own approximately 37.7% of our Common Stock and 2 stockholders who are neither officers nor directors of the Company beneficially own approximately 42.9% of our Common Stock.  Accordingly, such stockholders could exert significant control over any potential stockholder actions.

OUR COMMON STOCK IS QUOTED ON OTC PINK AND MAY BE SUBJECT TO LIMITED TRADING VOLUME AND PRICE VOLATILITY

Our Common Stock is quoted on the OTC Pink, an inter-dealer electronic quotation and trading system for equity securities.  Quotation of our Common Stock on OTC Pink may limit the liquidity and price of our Common Stock more than if our Common Stock were quoted or listed on the NASDAQ Stock Market or another national exchange.  Some investors may perceive our Common Stock to be less attractive because it is traded in the over-the-counter market.  In addition, as an OTC Pink company, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on OTC Pink.  These factors may have an adverse impact on the trading and price of our Common Stock.

Our Common Stock is not widely held and the volume of trading has been relatively low and sporadic.  Accordingly, our Common Stock is subject to increased price volatility and reduced liquidity.  There can be no assurance that a more active trading market for our Common Stock will develop or be sustained if it does develop.  The market price of our Common Stock has been and may continue to be subject to wide fluctuations in response to numerous factors, some of which are beyond our control.  These factors include, among other things, the factors described in the sections entitled “Safe Harbor Statement under the Private Securities Reform Act of 1995” and “Risk Factors” in this Annual Report on Form 10-K, the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, and governmental legislation or regulation, as well as general economic and market conditions.

WE ARE DEPENDENT ON A SIGNIFICANT CUSTOMER

For the years ended December 31, 2015 and 2014, we had one customer which accounted for 12.5% and 10.8%, respectively, of our total revenue.  The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 445 Park Avenue, Suite 2001, New York, New York, which is used for its executive and administrative office.  Until February 1, 2016, the Company owned a facility in Des Moines, Iowa where its manufacturing operations are maintained.  On February 1, 2016, the Company executed a sale/leaseback transaction for this property, which includes a two year lease period at an annual rental of $158,000, during which we are seeking a more modern location for our manufacturing operations.

The Company leases two other locations in North America for use as sales, service and administrative operations.

The aggregate rent expense was $541,000 and $428,000 for the years ended December 31, 2015 and 2014, respectively.

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

(b)

The Company had approximately 205 holders of record of its Common Stock as of March 28, 2016.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.

(c)

The Board of Directors did not declare any cash dividends for Common Stock during 2015 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  As described herein, the Preferred Stock carries a 6.0% cumulative annual dividend.

(d)

The following table sets forth the range of Common Stock prices on the OTCQB:

	2015		2014
	High	Low	High	Low
First Quarter	$5.55	$4.03	$5.45	$3.47
Second Quarter	$4.50	$2.25	$7.60	$3.55
Third Quarter	$3.50	$3.04	$11.00	$7.17
Fourth Quarter	$5.80	$3.50	$7.75	$5.55

(e)

The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2015.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $5.3 million at December 31, 2015, including $1.0 million of minimum contributions due over the next 12 months.  The 2016 pension minimum contribution includes $134,000 of payments that relate to the 2012 waiver and the balance due related to waivers is $274,000, which is scheduled to be repaid through 2017.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, goodwill, income taxes, warranty reserve, warrant liabilities, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Board of Directors.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $4.7 million carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2015 impairment analysis included a renewal rate estimate of 64.0% and a CPI rate change of approximately 1.0%, which were the actual average rates for the 2 year period ended December 31, 2015.  Based on these assumptions, the cash flow model determined a fair value of $5.6 million, exceeding its carrying value by 24.4%, therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $67,000.  For every 0.1-percentage point change in the CPI rate, the valuation would change by approximately $11,000.

Rental equipment is comprised of installed digital displays on lease that are primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s that are still in operation.  Current contracts have an average age of 19.9 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its digital display sales reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 5.6 percentage points within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 5.7 percentage points or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2015 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 174.9%; therefore there was no impairment of goodwill related to our digital display sales reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its New York headquarters as a security deposit.  The Company has presented these funds as restricted cash since the use of the funds under the certificate of deposit is restricted.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which include investment returns and discount rates.  The Company recorded an after tax gain in unrecognized pension liability in other comprehensive loss of $652,000 in 2015 and a charge of $2.6 million during 2014.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  In October 2015, the Society of Actuaries ("SOA") published updated mortality tables and an updated mortality improvement scale, which both reflect improved longevity.  In determining the appropriate mortality assumptions as of December 31, 2015, we considered the SOA’s updated mortality tables, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates.  The mortality assumption was changed from the RP-2014 White Collar Employee and Healthy Annuitant Mortality Tables projected with Scale MP-2014 to the RP-2014 White Collar Employee and Healthy Annuitant Mortality Tables projected with the Buck Modified Scale MP-2015.  This change decreased the PBO by 2.4%.  Use of the updated projection scale is consistent with the Company’s view of long-term mortality trend.  The change to the mortality rate assumptions resulted in a decrease in the 2015 year-end pension obligation of approximately $325,000.  At December 31, 2015, plan assets were invested 31.5% in fixed income contracts and 68.5% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  Effective with the 2015 year-end disclosure, the Company has elected to utilize a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  The purpose of the change in method is to better approximate the term structure of interest-related costs.  The liability is unaffected by this change, except for rounding.  The interest cost is anticipated to be lower under the new method.  Prior to the 2015 year-end disclosure, the Company used the single equivalent discount rate, rounded to the nearest fifth, to determine liabilities and interest cost for the plan.  At December 31, 2015, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.30%.  Net periodic cost for 2016 will be based on the December 31, 2015 valuation.  The defined benefit pension plan periodic cost was $485,000 and $322,000 in 2015 and 2014, respectively.  At December 31, 2015, assuming no change in the other assumptions, a one-percentage point change in investment returns would affect the net periodic cost by $83,000 and a one-percentage point change in the discount rate would affect the net periodic cost by $127,000.

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2015 and 2014.  In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standard for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2015, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on the Company’s assets with respect to amounts owed under the plan. Assuming that the remaining waiver payments in 2016 and 2017 are timely paid, the lien on our assets will be released.  In 2015, the Company made the required $1.2 million of contributions to the plan.  At this time, the Company is expecting to make its required contributions in 2016 of $1.0 million and has already made $197,000 of such contributions, with approximately $813,000 of contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.

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

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2015 and 2014:

In thousands	2015		2014
Revenues:
Digital display sales	$19,994	84.8%	$19,479	80.0%
Digital display lease and maintenance	3,573	15.2%	4,880	20.0%
Total revenues	23,567	100.0%	24,359	100.0%
Cost of revenues:
Cost of digital display sales	15,373	65.2%	15,482	63.5%
Cost of digital display lease and maintenance	2,757	11.7%	3,965	16.3%
Total cost of revenues	18,130	76.9%	19,447	79.8%
Gross profit from operations	5,437	23.1%	4,912	20.2%
General and administrative expenses	(7,589)	(32.2)%	(9,400)	(38.6)%
Operating loss	(2,152)	(9.1)%	(4,488)	(18.4)%
Interest expense, net	(306)	(1.3)%	(240)	(1.0)%
Gain on foreign currency remeasurement	478	2.0%	236	0.9%
Gain on extinguishment of debt	314	1.3%	-	- %
Warrant expense and change in warrant liabilities	(60)	(0.2)%	(107)	(0.4)%
Loss before income taxes	(1,726)	(7.3)%	(4,599)	(18.9)%
Income tax expense	(23)	(0.1)%	(29)	(0.1)%
Net loss	$(1,749)	(7.4)%	$(4,628)	(19.0)%

2015 Compared to 2014

Total revenues for the year ended December 31, 2015 decreased 3.3% to $23.6 million from $24.4 million for the year ended December 31, 2014, principally due to a decrease in digital display lease and maintenance revenues, offset by an increase in digital display sales revenues.

Digital display sales revenues increased $515,000 or 2.6% to $20.0 million, primarily due to increases in the catalog scoreboard and LED lighting markets.

Digital display lease and maintenance revenues decreased $1.3 million or 26.8%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2015 decreased $2.3 million or 52.0% to $2.2 million from $4.5 million for the year ended December 31, 2014, principally due to a reduction in general and administrative expenses.

Digital display sales operating income (loss) increased $1.9 million to income of $574,000 for 2015 compared to a loss of $1.3 million for 2014, primarily due to a decrease in general and administrative expenses.  The cost of Digital display sales represented 76.9% of related revenues in 2015 compared to 79.5% in 2014.  The cost of Digital display sales decreased slightly, despite the slight increase in revenues.  Digital display sales general and administrative expenses decreased $1.2 million or 23.5%, primarily due to decreases of $543,000 in payroll and benefits and $373,000 in marketing expenses.

Digital display lease and maintenance operating income increased $312,000 or 89.7% to $660,000 in 2015 compared to $348,000 in 2014, primarily as a result of a decrease in general and administrative expenses, offset by the decrease in revenues.  The cost of Digital display lease and maintenance represented 77.3% of related revenues in 2015 compared to 81.3% in 2014.  Digital display cost of lease and maintenance decreased $1.2 million or 30.5%, primarily due to a $660,000 decrease in field service costs to maintain the equipment and a $571,000 decrease in depreciation expense.  The Company periodically addresses the cost of field service to keep it in line with revenues from equipment leases and maintenance.  Cost of Digital display lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital display lease and maintenance general and administrative expenses decreased $411,000 or 72.5%, primarily due to a decrease in the allowance for bad debts.

Corporate general and administrative expenses decreased $158,000 or 4.5%, primarily due to a decrease in payroll and benefits and director fees and a decrease in the accrual for taxes, offset by an increase in pension expenses.

Net interest expense increased $66,000 or 27.5%, primarily due to the increase in outstanding long-term debt during the year.

The gain on foreign currency exchange increased $242,000 or 102.5%, primarily due to greater reductions in the exchange rate between currency in Canada and the United States.

The gain on extinguishment of debt in 2015 relates to the extinguishment of a portion of the outstanding Notes.

The warrant expense and change in warrant liabilities in 2015 is attributable to the amortization of equity warrants granted to directors in 2013.  The warrant expense and change in warrant liabilities in 2014 is primarily attributable to the amortization of equity warrants granted to directors in 2013, as well as the change in the fair market value of liability warrants.  All liability warrants expired in November 2014.

The effective income tax expense rate for the years ended December 31, 2015 and 2014 was 1.3% and 0.6%, respectively.  Both the 2015 and 2014 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $1.7 million in 2015 and has a working capital deficiency of $2.5 million as of December 31, 2015.

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

The Company used cash for operating activities of $2.6 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital displays on lease and maintenance agreements.

Cash and cash equivalents decreased $103,000 in 2015.  The decrease is primarily attributable to cash used for operations of $2.6 million, payments of long-term debt (net of borrowing proceeds) of $290,000, investment in property and equipment of $175,000 and investment in equipment manufactured for rental of $61,000, offset by net proceeds from the issuance of Preferred Stock of $3.0 million.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2015 over the next five fiscal years:

In thousands	2016	2017	2018	2019	2020
Long-term debt, including interest	$1,597	$ 89	$ 89	$ 89	$ 22
Pension plan payments	1,010	769	459	276	152
Employment obligations	362	300	38	-	-
Estimated warranty liability	120	100	80	59	30
Operating lease payments	562	450	101	26	1
Total	$3,651	$1,708	$767	$450	$205

Of the fixed cash obligations for debt for 2016, $1.6 million, including interest, of Notes and Debentures remains outstanding with consideration of an offer by the Company to settle for $174,000 in accordance with the Company’s restructuring offer made in November 2011.  On February 1, 2016, the Des Moines facility was sold and the $333,000 mortgage was satisfied.  See Note 20 to the Consolidated Financial Statements – Subsequent Events for further details.  The Company has already paid $197,000 of the 2016 pension obligations.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

On November 19, 2015, the Company completed a rights offering.  The Company received subscriptions and over-subscriptions for a total of 16,512 shares of its Preferred Stock, representing approximately 33% of the shares offered.  The Preferred Stock carries a 6.0% cumulative annual dividend and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Preferred Stock held at the time of conversion, subject to adjustment. The shares of Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $3.3 million.  The Company is using the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes.  See Note 13 to the Consolidated Financial Statements – Rights Offering for further details.

On December 22, 2015, the Company consummated a transaction contemplated by Exchange Agreements (the “Exchange Agreements”) dated as of December 15, 2015.  The Exchange Agreements were with fourteen holders (the “Note Holders”) of the Company’s Notes (the “Exchanged Notes”).  The Exchange Agreements provided that an aggregate of $457,000 of principal under the Notes were exchanged for an aggregate of $228,500 cash and an aggregate of 38,082 shares of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”).  As part of the Exchange Agreements, all of the Company’s remaining obligations under the Exchanged Notes, including the payment of interest, were terminated.  The Exchange Agreements also provide the Note Holders with piggyback registration rights with respect to the resale of the shares of Common Stock that they received under the Exchange Agreements.

Long-Term Debt

The Company still has outstanding $626,000 of Notes which are no longer convertible into common shares and which matured as of March 1, 2012.  The Company also still has outstanding $334,000 of Debentures which matured on December 1, 2012.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for a $1.5 million credit line at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which was satisfied and terminated on November 23, 2015.  The Company had borrowed $1.0 million under the Credit Agreement, which has been used for working capital.  The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a director of the Company, to the Lender.  The Company also issued the Lender a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.

The Company, through a subsidiary, had a $333,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments, which was due to mature on March 1, 2020 and an average minimum monthly compensating balance of $100,000.  On February 1, 2016, the Des Moines facility was sold in a sale/leaseback transaction and the mortgage was satisfied.  In conjunction with the sale, the Company entered into a two year lease at the facility at an annual base rental of $158,000.  See Note 20 to the Consolidated Financial Statements – Subsequent Events for further details.

At December 31, 2015 and December 31, 2014, there were no warrants classified under the liability method as they had all expired by November 14, 2014.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2015, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on the Company’s assets with respect to amounts owed under the plan.  Assuming that the remaining waiver payments in 2016 and 2017 are timely paid, the lien on our assets will be released. In 2015, the Company made the required approximately $1.2 million of contributions to the plan and in 2016, the Company has already made $197,000 of contributions.  At this time, the Company is expecting to make its required $813,000 of contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

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

We have based these forward-looking statements on our current expectations and projections about future events.  However, they are subject to various risks and uncertainties, many of which are outside our control, including the circumstances described in the section entitled “Risk Factors” in this report.  Accordingly, our actual results or financial condition could differ materially and adversely from those discussed in, or implied by, these forward-looking statements.  We caution you not to place undue reliance on our forward-looking statements.  Each forward-looking statement speaks only as of the date on which it is made, and, except to the extent required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 11 to the Consolidated Financial Statements – Long-Term Debt.  At December 31, 2015, none of the Company’s long-term debt is on a variable interest rate.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $243,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2015.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Report of Marcum LLP Independent Registered Public Accounting Firm

19

Report of BDO USA, LLP Independent Registered Public Accounting Firm

20

Consolidated Balance Sheets as of December 31, 2015 and 2014

21

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

22

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014

22

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014

23

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

24

Notes to Consolidated Financial Statements

25

REPORT OF MARCUM LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trans-Lux Corporation

New York, New York

We have audited the accompanying consolidated balance sheet of Trans-Lux Corporation and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Lux Corporation and subsidiaries as of December 31, 2015, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Further, the Company is in default of the indenture agreements governing its outstanding 9½% subordinated debentures which were due in 2012 (the "Debentures") and its 8¼% limited convertible senior subordinated notes which were due in 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately.  Additionally, the Company has a significant amount due to their pension plan over the next 12 months.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Hartford, CT

March 29, 2016

REPORT OF BDO USA, LLP INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Trans-Lux Corporation

New York, New York

We have audited the accompanying consolidated balance sheet of Trans-Lux Corporation as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Lux Corporation at December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Further, the Company is in default of the indenture agreements governing its outstanding 9½% Subordinated debentures which were due in 2012 (the "Debentures") and its 8¼% Limited convertible senior subordinated notes which were due in 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately.  Additionally, the Company has a significant amount due to their pension plan over the next 12 months.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Melville, NY

April 1, 2015

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31 2015	December 31 2014

ASSETS
Current assets:
Cash and cash equivalents	$547	$650
Receivables, net	2,888	2,798
Inventories	1,876	1,811
Prepaids and other assets	605	805
Total current assets	5,916	6,064
Rental equipment	21,134	27,825
Less accumulated depreciation	16,452	20,935
Total rental equipment, net	4,682	6,890
Property, plant and equipment	2,159	2,140
Less accumulated depreciation	1,003	1,034
Total property, plant and equipment, net	1,156	1,106
Goodwill	744	744
Restricted cash	215	212
Other assets	277	229
TOTAL ASSETS	$12,990	$15,245
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,209	$1,798
Accrued liabilities	6,136	7,857
Current portion of long-term debt	1,031	1,811
Total current liabilities	8,376	11,466
Long-term liabilities:
Long-term debt, less current portion	262	-
Deferred pension liability and other	4,508	5,647
Total long-term liabilities	4,770	5,647
Total liabilities	13,146	17,113
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2015 and 2014	-	-
Preferred Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2015 and 0 in 2014 (liquidation preference $3,325,000)	3,302	-
Common - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2015 and 1,700,429 in 2014; shares outstanding: 1,710,671 in 2015 and 1,672,589 in 2014	2	2
Additional paid-in-capital	27,914	27,959
Accumulated deficit	(23,054)	(21,305)
Accumulated other comprehensive loss	(5,257)	(5,461)
Treasury stock - at cost - 27,840 common shares in 2015 and 2014	(3,063)	(3,063)
Total stockholders' deficit	(156)	(1,868)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,990	$15,245
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

In thousands, except per share data	2015	2014
Revenues:
Digital product sales	$19,994	$19,479
Digital product lease and maintenance	3,573	4,880
Total revenues	23,567	24,359

Cost of revenues:
Cost of digital product sales	15,373	15,482
Cost of digital product lease and maintenance	2,757	3,965
Total cost of revenues	18,130	19,447

Gross profit	5,437	4,912
General and administrative expenses	(7,589)	(9,400)
Operating loss	(2,152)	(4,488)
Interest expense, net	(306)	(240)
Gain on foreign currency remeasurement	478	236
Gain on extinguishment of debt	314	-
Warrant expense and change in warrant liabilities	(60)	(107)
Loss before income taxes	(1,726)	(4,599)
Income tax expense	(23)	(29)
Net loss	$(1,749)	$(4,628)

Loss per share - basic and diluted	$(1.06)	$(3.38)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	December 31
In thousands	2015	2014

Net loss	$(1,749)	$(4,628)
Other comprehensive income (loss):
Unrealized foreign currency translation loss	(448)	(269)
Change in unrecognized pension costs	652	(2,564)
Total other comprehensive income (loss), net of tax	204	(2,833)
Comprehensive loss	$(1,545)	$(7,461)
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
									Accumulated Other Comprehensive Loss
	Preferred Stock						Add'l Paid-in Capital				Total Stock-holders' Equity '(Deficit)
In thousands, except share data For the two years ended December 31, 2015	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amt	Shares	Amt	Shares	Amt
Balance January 1, 2014	-	$-	-	$-	1,051,253	$1	$23,868	$(16,677)	$(2,628)	$(3,063)	$1,501
Net loss	-	-	-	-	-	-	-	(4,628)	-	-	(4,628)
Warrants exercised	-	-	-	-	40,000	-	286	-	-	-	286
Warrants issued to directors in 2013	-	-	-	-	-	-	150	-	-	-	150
Restricted stock issued	-	-	-	-	609,176	1	3,655	-	-	-	3,656
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(269)	-	(269)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(2,564)	-	(2,564)
Balance December 31, 2014	-	$-	-	$-	1,700,429	$2	$27,959	$(21,305)	$(5,461)	$(3,063)	$(1,868)
Net loss	-	-	-	-	-	-	-	(1,749)	-	-	(1,749)
Common stock issued for exchange of 8.25% Notes	-	-	-	-	38,082	-	152	-	-	-	152
Preferred stock issued	-	-	16,512	3,302	-	-	(278)	-	-	-	3,024
Warrants issued to directors in 2013	-	-	-	-	-	-	60	-	-	-	60
Warrants issued to BFI in 2015	-	-	-	-	-	-	21	-	-	-	21
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(448)	-	(448)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	652	-	652
Balance December 31, 2015	-	$-	16,512	$3,302	1,738,511	$2	$27,914	$(23,054)	$(5,257)	$(3,063)	$(156)
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	December 31
In thousands	2015	2014
Cash flows from operating activities
Net loss	$(1,749)	$(4,628)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,444	3,003
Loss on disposal of assets	2	-
Gain on extinguishment of debt	(314)	-
Gain on foreign currency remeasurement	(478)	(236)
Amortization of warrants - stock compensation expense	60	150
Bad debts expense	437	841
Change in warrant liabilities	-	(43)
Changes in operating assets and liabilities:
Receivables	(544)	(1,253)
Inventories	(65)	712
Prepaids and other assets	144	891
Restricted cash	(3)	(212)
Accounts payable	(589)	352
Accrued liabilities	(1,421)	(162)
Deferred pension liability and other	(485)	(1,020)
Net cash used in operating activities	(2,561)	(1,605)
Cash flows from investing activities
Equipment manufactured for rental	(61)	(44)
Purchases of property, plant and equipment	(175)	(83)
Net cash used in investing activities	(236)	(127)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of costs	3,024	-
Proceeds from long-term debt	500	-
Proceeds from long-term debt - related parties	500	-
Proceeds from issuance of restricted stock and warrants	-	2,300
Proceeds from exercise of warrants	-	100
Payments of long-term debt	(790)	(61)
Payments of long-term debt - related parties	(500)	-
Payments for deferred financing fees	(31)	-
Net cash provided by financing activities	2,703	2,339
Effect of exchange rate changes	(9)	(12)
Net (decrease) increase in cash and cash equivalents	(103)	595
Cash and cash equivalents at beginning of year	650	55
Cash and cash equivalents at end of period	$547	$650
Supplemental disclosure of cash flow information:
Interest paid	$102	$31
Income taxes paid	29	-
Supplemental non-cash financing activities:
Warrants issued to BFI	21	-
Exchange of Debt for Common Stock	152	1,055
The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading designer and manufacturer of digital signage displays and LED lighting solutions.  The Company sells and leases its digital signage displays and LED lighting solutions.

Principles of consolidation:  The Consolidated Financial Statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, valuation of pension obligations, income taxes, warranty reserve, management’s assessment of going concern, contingencies and litigation.

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain FDIC deposit insurance on all interest and non-interest bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company.

Accounts receivable:  Receivables are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2015	2014
Balance at beginning of year	$168	$86
Provisions	437	841
Deductions	(46)	(759)
Balance at end of year	$559	$168

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  The Company’s revenues included one multinational customer that accounted for 12.5% and 10.8% of total revenues in 2015 and 2014, respectively.

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

The estimated useful lives are as follows:

Years
Indoor rental equipment	5 – 10
Outdoor rental equipment	15
Buildings and improvements	10 – 39
Machinery, fixtures and equipment	3 – 15
Leaseholds and improvements	3

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.

Goodwill:  Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired.  The goodwill of $744,000 relates to the Digital display sales segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 5.6% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 5.7% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 3 – Fair Value).  There was no impairment of goodwill in 2015 or 2014.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2015 or 2014.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its New York headquarters as a security deposit.  The Company has presented these funds as restricted cash since the use of the funds under the certificate of deposit is restricted.

Shipping Costs:  The costs of shipping product to our customers ($689,000 in 2015 and $617,000 in 2014) are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs ($437,000 in 2015 and $811,000 in 2014) are included in General and administrative expenses.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2015, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2025 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $4,550,000 are as follows:  $1,938,000 – 2016, $1,149,000 – 2017, $1,029,000 – 2018, $233,000 – 2019, $146,000 – 2020 and $55,000 thereafter.

Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2015, the future accounts receivables due to the Company under installment sales agreements aggregated $126,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

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

Taxes on income:  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse and for operating loss carryforwards.  The temporary differences are primarily attributable to operating loss carryforwards, depreciation and the pension plan.  The Company records a valuation allowance against net deferred income tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred income tax assets will not be realized.

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

Foreign currency:  The functional currency of the Company’s Canadian business operation is the Canadian dollar.  The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange.  The resulting translation adjustment is recorded in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss.  In relation to intercompany balances, these have been classified as short-term in nature and therefore the changes in the foreign currency remeasurement adjustment for intercompany balances are recorded as Gain (loss) on foreign currency remeasurement in the Consolidated Statements of Operations.

Share-based compensation plans:  The Company measures share-based payments to employees and directors at the grant date fair value of the instrument.  The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, estimated forfeiture rate and risk free interest rate.  For details on the accounting effect of share-based compensation, see Note 15 – Share-Based Compensation.

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2015 through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.  See Note 20 – Subsequent Events for transactions identified for disclosure.

Recent accounting pronouncements:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Business Combinations (Topic 805).  The ASU  requires that an acquirer  (i) recognize adjustments to provisional amounts from Business Combinations that  are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.  We do not expect this ASU to have a material impact on our financial position, results of operations or disclosures.

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) by one year.  As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is the first quarter of 2018.  Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for the Company is the first quarter of 2017.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330).  The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value.  ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -  Going Concern (Subtopic 205-90). This guidance describes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company's consolidated financial position and results of operations.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

2.  Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, the Company has prepared its accompanying Consolidated Financial Statements assuming the Company will continue as a going concern.

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $1.7 million in 2015 and has a working capital deficiency of $2.5 million as of December 31, 2015.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $5.3 million at December 31, 2015 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes") and 9½% Subordinated debentures due 2012 (the "Debentures"), which have remaining principal balances of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 11 - Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2016 using cash on hand and cash from operating activities, the Company has made $197,000 of payments to the Company’s pension plan, with approximately $813,000 of contributions remaining for 2016.  The Pension Benefit Guaranty Corporation (the “PBGC”) has placed a lien on all of the Company’s assets with respect to amounts owed under the plan.  The Company continues to consider further exchanges of the $626,000 of remaining Notes and the $334,000 of remaining Debentures.  If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity.

On November 19, 2015, the Company completed a rights offering of its Series B Convertible Preferred Stock (“Preferred Stock”).  The Company received subscriptions and over-subscriptions for a total of 16,512 shares of its Preferred Stock, representing approximately 33% of the shares offered.  All of the subscriptions and over-subscriptions were accepted, for aggregate proceeds to the Company of approximately $3.0 million (net of costs of $278,000).  The Company is using the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes.  See Note 13 – Rights Offering for further details.

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

3.  Fair Value

The Company carries its money market funds and cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  Under ASC 820, the fair value of all assets and liabilities is determined using a three-tier fair value hierarchy.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.

•

Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•

Level 3 – Inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000 at December 31, 2015, respectively, and $1,000 and $55,000 at December 31, 2014, respectively.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes, using observable inputs, was $164,000 at December 31, 2015 and $244,000 at December 31, 2014.  The fair value of the Company’s Debentures, using observable inputs, was $33,000 at December 31, 2015 and December 31, 2014.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $333,000 at December 31, 2015 and $394,000 at December 31, 2014.

The fair value of warrants is calculated using the Black-Scholes method at the time of issuance of the warrants.  At December 31, 2015, there were no warrants classified under the liability method as they had all expired by November 14, 2014.  The Black-Scholes calculated values totaling $252,000 of the equity warrants issued to directors in 2013 are being amortized over their vesting periods of one, two and three years.  The equity warrants issued in 2015 and 2014 were fully vested at the date of issuance, so their Black-Scholes calculated values of $21,000 and $92,000, respectively, were fully charged to the equity section at the date of issuance.

4.  Inventories

Inventories consist of the following:

In thousands	2015	2014
Raw materials	$1,378	$1,192
Work-in-progress	409	399
Finished goods	89	220
Total Inventory	$1,876	$1,811

5.  Rental Equipment

Rental equipment consists of the following:

In thousands	2015	2014
Rental equipment	$21,134	$27,825
Less accumulated depreciation	16,452	20,935
Net rental equipment	$4,682	$6,890

The Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

During 2015, $6.8 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2015 and 2014 was $2.3 million and $2.9 million, respectively.

6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	2015	2014
Land, buildings and improvements	$1,256	$1,250
Machinery, fixtures and equipment	878	863
Leaseholds and improvements	25	27
	2,159	2,140
Less accumulated depreciation	1,003	1,034
Net property, plant and equipment	$1,156	$1,106

Land, buildings and equipment having a net book value of $1.1 million and $1.0 million at December 31, 2015 and 2014, respectively, are pledged as collateral under various mortgage and other financing agreements.

During 2015, $151,000 of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2015 and 2014 was $123,000 and $138,000, respectively.

7.  Other Assets

Other assets consist of the following:

In thousands	2015	2014
Long-term receivables	$76	$126
Prepaids	55	56
Deposits and other	146	47
	$277	$229

8.  Taxes on Income

The components of income tax expense are as follows:

In thousands	2015	2014
Current:
Federal	$-	$-
State and local	-	-
Foreign	23	29
	$23	$29
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax expense	$23	$29

Loss before income taxes from the United States operations is $2.2 million and $4.7 million for the years ended December 31, 2015 and 2014, respectively.  Income before income taxes from Canada is $0.5 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 34.0% as follows:

	2015	2014
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	4.8	(12.9)
Foreign income taxed at different rates	7.5	(0.1)
Deferred tax asset valuation allowance	(46.4)	123.3
Net operating loss limitation	-	(156.9)
Other	(1.2)	12.0
Effective income tax rate	(1.3)%	(0.6)%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2015	2014
Deferred income tax asset:
Tax credit carryforwards	$897	$897
Operating loss carryforwards	6,253	5,772
Net pension costs	2,749	3,052
Accruals	250	259
Allowance for bad debts	55	41
Other	415	402
Valuation allowance	(8,208)	(7,401)
	2,411	3,022
Deferred income tax liability:
Depreciation	1,600	2,320
Other	811	702

	2,411	3,022
Net deferred income taxes	$-	$-

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $865,000 paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $6.3 million, which begin to expire in 2019.  The operating loss carryforwards have been limited by a change in ownership of the Company in 2012 as defined under Section 382 of the Internal Revenue Code.  This change in ownership as of June 26, 2012 had limited our operating loss carryforwards at that point to $295,000 per year aggregating $5.9 million.  Subsequent losses in the remainder of 2012 and in the years since have increased our operating loss carryforward to its current level.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company does not have any material uncertain tax positions in 2015 and 2014.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal or provincial income tax returns are under examination.  The state of Illinois is currently examining the 2011 and 2012 tax years.  We do not expect any adverse material outcome from this examination.

9.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2015	2014
Taxes payable	$1,059	$1,063
Current portion of pension liability (see Note 14)	1,010	1,442
Deferred revenues	931	1,721
Directors fees	684	532
Compensation and employee benefits	614	678
Interest payable	522	640
Warranty reserve	389	345
Audit fees	137	194
Legal fees payable	68	242
Installation costs	46	197
Other	676	803
	$6,136	$7,857

Warranty reserve: The Company provides for the estimated cost of product warranties at the time revenue is recognized.  While the Company engages in product quality programs and processes, including evaluating the quality of the component suppliers, the warranty obligation is affected by product failure rates.  Should actual product failure rates differ from the Company’s estimates, revisions to increase or decrease the estimated warranty liability may be required.  A summary of the warranty liabilities for the years ended December 31, 2015 and 2014 is as follows:

In thousands	2015	2014
Balance at beginning of year	$345	$288
Provisions	492	413
Deductions	(448)	(356)
Balance at end of year	$389	$345

10.  Warrant Issuances

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for a $1.5 million credit line at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which was satisfied and terminated on November 23, 2015.  The Company also issued the Lender a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, which expires on April 23, 2020.  The fair value of this warrant at the date of issuance was $21,000. This warrant does not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity  in Additional paid-in-capital in the Consolidated Balance Sheets.

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Transtech LED Company Limited (“Transtech”) (formerly known as Retop Industrial (Hong Kong) Limited), pursuant to which Transtech purchased 333,333 shares of the Company’s Common Stock, par value $0.001 per share, for a purchase price of $2,000,000 (the “Purchase”).  Yaozhong Shi, a director of the Company, is the Chairman of Transtech.  The SPA requires that the proceeds of the Purchase are to be utilized solely in connection with the Company’s LED display business unit, including for working capital and general corporate purposes related thereto.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Transtech at an exercise price of $8.00 per share, which expire on June 27, 2016.  These warrants were part of a direct investment in our equity, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  Each of these warrant issuances was approved by shareholders at the Company’s 2013 Annual Meeting of Shareholders on October 2, 2013.  The warrants were issued effective October 2, 2013, began to vest after one year and expire on October 2, 2018.  The Company recorded non-cash expenses of $60,000 and $150,000 in the years ended December 31, 2015 and 2014, respectively, related to the value of the warrants issued, which is included in Warrant expense and change in warrant liabilities in the Consolidated Statements of Operations.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

11.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2015	2014
8¼% Limited convertible senior subordinated notes due 2012	$626	$1,083
9½% Subordinated debentures due 2012	334	334
Real estate mortgage – secured, due in monthly installments through 2020	333	394
	1,293	1,811
Less portion due within one year	1,031	1,811
Long-term debt	$262	$-

Payments of long-term debt due for the next five years are:

In thousands	2016	2017	2018	2019	2020
	$1,031	$75	$80	$85	$22

The Company has outstanding $626,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2015 and 2014, the Company had accrued $327,000 and $477,000, respectively, of interest related to the Notes, which is included in Accrued Liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

On December 22, 2015, the Company consummated a transaction with fourteen holders of the Notes in which an aggregate of $457,000 of principal under the Notes was exchanged for an aggregate of $228,500 cash and an aggregate of 38,082 shares of Common Stock valued at $152,000.  As part of the exchange agreements, all of the Company’s remaining obligations under the exchanged Notes, including the payment of accrued interest of $238,000, were terminated.  The Company recorded a gain on extinguishment of debt of $314,000.  The exchange agreements also provide the note holders with piggyback registration rights with respect to the resale of the shares of Common Stock that they received under the exchange agreements.

The Company has outstanding $334,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2015 and 2014, the Company had accrued $193,000 and $161,000, respectively, of interest related to the Debentures, which is included in Accrued Liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

On April 23, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) with BFI Capital Fund II, LLC (“Lender”) for a $1.5 million credit line at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which was satisfied and terminated on November 23, 2015.  The Company had borrowed $1.0 million under the Credit Agreement, which has been used for working capital.  The funds utilized to make the loan included $500,000 of funding provided by Marco Elser, a director of the Company, to the Lender.  The Company also issued the Lender a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.  The Company recorded the fair value of the warrant in the amount of $21,000, as well as deferred financing fees of $31,000. These deferred financing fees have been amortized over the term of the agreement. For the year ended December 31, 2015, amortization expense of the deferred financing fees in the amount of $52,000 was recorded in Interest expense, net in the Consolidated Statement of Operations.

As of December 31, 2014, the Company, through a subsidiary, had a $394,000 mortgage on its facility in Des Moines, Iowa, which was due to mature on March 1, 2015, had a fixed rate of interest of 6.50% and required an average minimum monthly compensating balance of $200,000.  On March 1, 2015, the mortgage was amended, extending the maturity to March 1, 2020, reducing the fixed rate of interest to 5.95% and reducing the average minimum monthly compensating balance to $100,000.  As of December 31, 2015, the mortgage had a balance of $333,000.  On February 1, 2016, the Des Moines facility was sold in a sale/leaseback transaction and the mortgage was satisfied.  See Note 20 – Subsequent Events for further details.

12.  Stockholders’ Deficit

During 2015 and 2014, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company is authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 shares are designated as “Series A Convertible Preferred Stock” (“SACPS”), none of which are outstanding, (ii) 51,000 shares are designated as Preferred Stock, 16,512 of which are outstanding, and (iii) 32,500 shares are not yet designated.  The SACPS has a stated price of $20.00 per share and is convertible into 2 shares of Common Stock.  The Preferred Stock has a stated price of $200.00 per share and is convertible into 20 shares of Common Stock.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 675,000 and 275,000 at December 31, 2015 and 2014, respectively.

During 2015 and 2014, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  No restricted stock was issued in lieu of cash payments for directors’ fees in 2015 or 2014.

Accumulated other comprehensive loss is comprised of approximately $5.3 million and $6.0 million of unrecognized pension costs at December 31, 2015 and 2014, respectively, and $56,000 and $504,000 of unrealized foreign currency translation gains at December 31, 2015 and 2014, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial (loss) gain	Foreign currency translation gain (loss)	Total
Balances at January 1, 2014	$(3,401)	$773	$(2,628)
Actuarial loss	(2,564)	-	(2,564)
Translation loss	-	(269)	(269)
Balances at December 31, 2014	(5,965)	504	(5,461)
Actuarial gain	652	-	652
Translation loss	-	(448)	(448)
Balances at December 31, 2015	$(5,313)	$56	$(5,257)

13.  Rights Offering

On November 19, 2015, the Company completed a rights offering.  The Company received subscriptions and over-subscriptions for a total of 16,512 shares of Preferred Stock, representing approximately 33% of the shares offered.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $3.3 million.  Costs associated with the offering were approximately $278,000, which were recorded within Additional Paid in Capital.  The Company used the net proceeds for repayment of debt, required pension plan payments and for general corporate purposes.

Under the terms of the rights offering, the Company distributed one non-transferrable right for each outstanding share of Common Stock to stockholders of record on September 28, 2015.  Thirty-three non-transferable rights entitled the holder to purchase one share of Preferred Stock at a subscription price of $200.00 per share.  The Preferred Stock carries a 6.0% cumulative annual dividend, which amounts to $198,000 on an annual basis.  The Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Preferred Stock held at the time of conversion, subject to adjustment.  For the year ended December 31, 2015, the Company accumulated unpaid dividends related to Preferred Stock of $23,000.  The shares of Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days.

14.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there is no service cost for the years ended December 31, 2015 and 2014.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2015 and 2014, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $5.3 million at December 31, 2015.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  In October 2015, the Society of Actuaries ("SOA") published updated mortality tables and an updated mortality improvement scale, which both reflect improved longevity.  In determining the appropriate mortality assumptions as of December 31, 2015, we considered the SOA’s updated mortality tables to develop assumptions aligned with our expectation of future improvement rates.  The mortality assumption was changed from the RP-2014 White Collar Employee and Healthy Annuitant Mortality Tables projected with Scale MP-2014 to the RP-2014 White Collar Employee and Healthy Annuitant Mortality Tables projected with the Buck Modified Scale MP-2015.  This change decreased the PBO by 2.4%.  Use of the updated projection scale is consistent with the Company’s view of long-term mortality trend.  The changes to the mortality rate assumptions resulted in a decrease in the 2015 year-end pension obligation of approximately $325,000.

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

At December 31, 2015 and 2014, the Company’s pension plan weighted average asset allocations by asset category are as follows:

	2015	2014
Equity and index funds	68.5%	69.9%
Fixed income funds	31.5	30.1
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2015 and 2014:

In thousands	2015	2014
Level 1:
Equity and index funds	$5,615	$5,551
Fixed income funds	2,578	2,395
Total Level 1	8,193	7,946
Level 2	-	-
Level 3	-	-
Total pension plan assets	$8,193	$7,946

The funded status of the plan as of December 31, 2015 and 2014 is as follows:

In thousands	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,679	$11,883
Interest cost	573	562
Actuarial (gain) loss	(1,192)	2,764
Benefits paid	(543)	(530)
Projected benefit obligation at end of year	13,517	14,679

Change in plan assets:	7,946	7,077
Fair value of plan assets at beginning of year
Actual return on plan assets	(451)	441
Company contributions	1,241	958
Benefits paid	(543)	(530)
Fair value of plan assets at end of year	8,193	7,946

Funded status (underfunded)	$(5,324)	$(6,733)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$6,797	$7,449
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.00%	4.00%
Benefit obligations	4.30%	4.80%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

Effective with the 2015 year-end disclosure, the Company has elected to utilize a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  The purpose of the change in method is to better approximate the term structure of interest-related costs.  The liability is unaffected by this change, except for rounding.  The interest cost is anticipated to be lower under the new method.  Prior to the 2015 year-end disclosure, the Company used the single equivalent discount rate, rounded to the nearest fifth, to determine liabilities and interest cost for the plan.

In 2016, the Company expects to amortize $191,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2015 and 2014 was $13.5 million and $14.7 million, respectively.  The minimum required contribution in 2016 is expected to be $1.0 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $4.3 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the minimum funding standard for its defined benefit pension plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2015, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on the Company’s assets with respect to amounts owed under the plan.  In 2015, the Company made the required $1.2 million of contributions to the plan and, in 2016, the Company has already made $197,000 of contributions.  At this time, the Company is expecting to make its required $813,000 of contributions remaining for 2016; however there is no assurance that the Company will be able to make any or all such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

2016	2017	2018	2019	2020
$630	$655	$713	$886	$724

The following table presents the components of the net periodic pension cost for the years ended December 31, 2015 and 2014:

In thousands	2015	2014
Interest cost	$573	$562
Expected return on plan assets	(667)	(598)
Amortization of net actuarial loss	579	358
Net periodic pension cost	$485	$322

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2015 and 2014:

In thousands	2015	2014
Balance at beginning of year	$7,449	$4,886
Net actuarial (gain) loss	(73)	2,921
Recognized loss	(579)	(358)
Balance at end of year	$6,797	$7,449

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which has not yet been paid, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

15.  Share-Based Compensation

The Company accounts for all share-based payments to employees and directors, including grants of employee stock options, at fair value and expenses the benefit in the Consolidated Statements of Operations over the service period (generally the vesting period).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, risk free interest rate and estimated forfeiture rate.

The Company has two stock option plans.  As of December 31, 2015, 200,000 shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan; and 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plans are as follows:

				Weighted Average Exercise Price
	Number of Shares
	Authorized	Granted	Available

Balance January 1, 2014	200,860	60	200,800	$19.58
Authorized	-	-	-
Expired	(20)	(20)	-
Granted	-	-	-	-
Balance December 31, 2014	200,840	40	200,800	16.25
Authorized	-	-	-
Expired	(40)	(40)	-
Granted	-	-	-
Balance December 31, 2015	200,800	-	200,800

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  Exercise periods are for ten years from date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2015, no options were outstanding or exercisable.  During 2015 and 2014, no options were granted or exercised.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at time of grant.  No option may be exercised prior to one year after date of grant and the optionee must be a director of the Company at time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2015, there were no outstanding options to purchase shares.

The outstanding stock options at December 31, 2014 had no intrinsic value.

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

16.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2015 and 2014:

In thousands, except per share data	2015	2014
Numerator:
Net loss, as reported	$(1,749)	$(4,628)
Unpaid dividends accumulated on preferred shares	(23)	-
Net loss attributable to common shares	$(1,772)	$(4,628)
Denominator:
Weighted average shares outstanding	1,674	1,371
Basic and diluted loss per share	$(1.06)	$(3.38)

Basic loss per common share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding for the period.  Diluted loss per common share is computed by dividing net loss attributable to common shares, by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.

At December 31, 2015, the Company accumulated unpaid dividends related to the Preferred Stock issued in November 2015 of $23,000.  There were no accumulated unpaid dividends related to Preferred Stock at December 31, 2014.

At December 31, 2015 and 2014, outstanding warrants convertible into 85,300 and 75,300 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.  At December 31, 2014 there were outstanding stock options to purchase 40 shares of Common Stock, which were also excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

17.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and with the President of its subsidiary Trans-Lux Energy Corporation, which expire in February 2018 and May 2016, respectively.  At December 31, 2015, the aggregate commitment for future salaries, excluding bonuses, was approximately $700,000.  Contractual salaries expense was $447,000 and $348,000 for the years ended December 31, 2015 and 2014, respectively.

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

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2019.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease is for a two year lease period at an annual rental of $158,000.Future minimum lease payments (including amounts due under the new lease of the Des Moines facility) due under operating leases at December 31, 2015 aggregating $1.1 million are as follows: $562,000 - 2016, $450,000 – 2017, $101,000 – 2018, $26,000 – 2019 and $1,000 – 2020.  Rent expense was $541,000 and $428,000 for the years ended December 31, 2015 and 2014, respectively.

18.  Related Party Transactions

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier.  The Company purchased $3.5 million and $2.4 million of product from Transtech in 2015 and 2014, respectively, at prices that approximate fair market value.  Amounts payable by the Company to Transtech were $145,000 and $89,000 as of December 31, 2015 and 2014, respectively.

On June 27, 2014, the Company entered into a Securities Purchase Agreement with Transtech, pursuant to which Transtech purchased 333,333 shares of the Company's Common Stock for a purchase price of $2,000,000. In connection with the agreement, the Company issued warrants to purchase 33,333 shares of the Company's Common Stock to Transtech at an exercise price of $8.00 per share, which expire on June 27, 2016.

Marco Elser, a director of the Company, provided $500,000 of funding to BFI Capital Fund II, LLC, with whom the Company entered into a Credit Agreement (the “Credit Agreement”) on April 23, 2015 for a $1.5 million credit line at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016.  The Company had borrowed $1.0 million under the Credit Agreement, which has been used for working capital.  The Credit Agreement was satisfied and terminated on November 23, 2015.

On December 3, 2013, the Company received a $1.0 million loan from Carlisle Investments Inc. ("Carlisle") at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time, which maturity date was subsequently extended to July 1, 2014. Maro Elser exercises voting and dispositive power as investment manager of Calisle. On June 20, 2014, this loan was converted into shares of the Company's Common Stock at an exchange rate of 1 share for every $6.00 of principal resulting in the issuance of 166,666 shares of Common Stock to Carlisle. On September 3, 2014, the interest was converted into shares of the Company's Common Stock at the exchange rate of 1 share for every $6.00 of interest, resulting in the issuance of 9,178 shares of Common Stock to Carlisle. As a result of the conversion to Common Stock, the loan has been satisfied in full.

In connection with the Company’s rights offering consummated in November 2015, George W. Schiele,  Alan K. Greene, and Alberto Shaio, each a director of the Company, exercised rights to purchase 250, 252 and 252 shares of Preferred Stock, respectively.

In the beginning of June 2014, the Company received a $200,000 loan from Mr. Schele at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time. On June 20, 2014, this loan was converted into shares of the Company's Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele. As a result of the conversion to Common Stock the loan has been satisfied in full.

On August 27, 2014, the Company entered into a Securities Purchase Agreement with Mr. Greene, pursuant to which Mr. Greene purchases 8,333 shares of the Company's Common Stock for a price of $50,000.

On August 27, 2014, the Company entered into a Securities Purchase Agreement with Mr. Shaio, pursuant to which Mr. Shaio purchased 8,333 shares of the Company's Common Stock for a purchase price of $50,000.

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

Foreign revenues represent less than 10% of the Company’s revenues for 2015 and 2014.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 were as follows:

In thousands	2015	2014
Revenues:
Digital display sales	$19,994	$19,479
Digital display lease & maintenance	3,573	4,880
Total revenues	$23,567	$24,359
Operating income (loss):
Digital display sales	$574	$(1,292)
Digital display lease & maintenance	660	348
Corporate general and administrative expenses	(3,386)	(3,544)
Total operating loss	(2,152)	(4,488)
Interest expense, net	(306)	(240)
Gain on foreign currency remeasurement	478	236
Gain on extinguishment of debt	314	-
Warrant expense and change in warrant liabilities	(60)	(107)
Loss before income taxes	(1,726)	(4,599)
Income tax expense	(23)	(29)
Net loss	$(1,749)	$(4,628)
Assets:
Digital display sales	$6,955	$6,792
Digital display lease & maintenance	5,488	7,802
Total identifiable assets	12,443	14,594
General corporate	547	651
Total assets	$12,990	$15,245
Depreciation and amortization:
Digital display sales	$100	$122
Digital display lease & maintenance	2,268	2,868
General corporate	75	13
Total depreciation and amortization	$2,443	$3,003
Capital expenditures:
Digital display sales	$169	$8
Digital display lease & maintenance	61	44
General corporate	5	75
Total capital expenditures	$235	$127

20.  Subsequent Events

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was satisfied.  Net proceeds of $661,000 were received.  The Company calculated a gain of $267,000, which will be amortized over the 24 month term of the lease, in accordance with ASU 2016-02.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded these disclosure controls are effective as of December 31, 2015.

(b)

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)

Management’s Report on Internal Control Over Financial Reporting.  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management assessed its internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992).  Management, including the Company’s Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B.

OTHER INFORMATION

All information required to be reported in a report on Form 8-K during the fourth quarter covered by this Form 10-K has been reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Sections entitled “Election of Directors,” “Executive Officers,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Ethics” and “Corporate Governance Policies and Procedures” in the Company’s Proxy Statement.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as part of this report:

1

Consolidated Financial Statements of Trans-Lux Corporation:

Report of Marcum LLP Independent Registered Public Accounting Firm as of

December 31, 2015

Report of BDO USA, LLP Independent Registered Public Accounting Firm as of

December 31, 2014

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

2

Financial Statement Schedules:  Not applicable.

3

Exhibits:

3(a)

Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K dated July 2, 2012).

  (b)

Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K dated March 9, 2012).

  (c)

Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of Form 8-K dated October 14, 2015).

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

10.3

Amended and Restated Pension Plan dated January 1, 2016 (filed herewith).

10.4 **

Supplemental Executive Retirement Plan with Michael R. Mulcahy dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2009).

10.5 **

Employment Agreement with Jean-Marc Allain dated February 15, 2015 (incorporated by reference to Exhibit 10.5 of Form 10-K dated April 1, 2015).

10.6 **

Employment Agreement with David Pavlik dated May 27, 2014 (incorporated by reference to Exhibit 4.02 of Form 8-K dated June 3, 2014).

10.7 **

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

10.11

Securities Purchase Agreement with Alan K. Greene (incorporated by reference to Exhibit 4.03 of Form 8-K dated September 2, 2014).

10.12

Securities Purchase Agreement with Alberto Shaio (incorporated by reference to Exhibit 4.04 of Form 8-K dated September 2, 2014).

10.13

Form of Exchange Agreement with Note Holders (incorporated by reference to Exhibit 10.01 of Form 8-K dated December 24, 2015).

16.1

Letter from former independent registered public accounting firm BDO USA, LLP (incorporated by reference to Exhibit 16.1 of Form 8-K dated December 10, 2015).

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

101

The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2015 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements. *

*

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

**

Denotes management contract or compensatory plan or arrangement.

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

Dated: March 29, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George W. Schiele	March 29, 2016
George W. Schiele, Chairman of the Board

/s/ Salvatore J. Zizza	March 29, 2016
Salvatore J. Zizza, Vice Chairman of the Board

/s/ J.M. Allain	March 29, 2016
J.M. Allain, Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Marco Elser	March 29, 2016
Marco Elser, Director

/s/ Alan K. Greene	March 29, 2016
Alan K. Greene, Director

/s/ Alberto Shaio	March 29, 2016
Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

/s/ Yaozhong Shi	March 29, 2016
Yaozhong Shi, Director

/s/ Robert J. Conologue	March 29, 2016
Robert J. Conologue, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)