Form 10-K/A
period 2015-12-31
TRANS LUX Corp
filed 2016-04-29
CIK 99106

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

CONTINUED

TRANS-LUX CORPORATION

2015 Form 10-K/A Cover Page Continued

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 28, 2016, was 1,710,671 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 29, 2016 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 – 14 to reflect the inclusion of the information required by Form 10-K.  The Original Filing contemplated the incorporation by reference of such information from the Corporation’s definitive proxy statement relating to the Corporation’s 2016 Annual Meeting of Shareholders.  The Corporation’s definitive proxy statement will not be filed within the requisite 120 days after the Corporation’s 2015 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 – 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION

2015 Form 10-K/A Annual Report

Amendment No. 1

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Trans-Lux Corporation (the "Corporation" or the "Company") and their ages are as follows:

Name	Age
Jean-Marc (J.M.) Allain	46
Marco Elser	57
Ryan J. Morris	31
Alan K. Greene	76
George W. Schiele	84
Alberto Shaio	67
Yaozhong Shi	47
Salvatore J. Zizza	70

Directors:

J.M. Allain became the President and CEO of the Corporation on February 16, 2010 and has served as a director since June 2011.  Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009; Vice President of Duos Technologies from August 2007 through June 2008; General Manager of Netversant Solutions from October 2004 through June 2005; and Vice President of Adesta, LLC from May 2002 through September 2004.  Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Mr. Allain’s experience and deep understanding of the operations of the Corporation allow him to make valuable contributions to the Board.

Marco M. Elser has served as a director since May 25, 2012.  Since 2015, Mr. Elser currently serves as a partner with Lonsin Capital, a London-based investment banking firm.  Mr. Elser also serves on the Board of Directors of Protalex, a Florham Park, NY-based biotechnology company, since 2014.  He is also one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company.  Mr. Elser previously had been a partner with AdviCorp Plc, a London-based investment banking firm; served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions from 1994 to 2001; and served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994.  Mr. Elser was formerly Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company and has served in that role for over five years.  Mr. Elser was also the president of the Harvard Club of Italy until 2014, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Ryan J. Morris was appointed as an independent director on April 23, 2016.  Mr. Morris serves as President of Meson Capital Partners LLC, a San Francisco-based investment partnership, which he founded in February 2009.  Mr. Morris currently serves on the board of directors of InfuSystem Holdings, Inc. since April 2012 (and served as Executive Chairman from April 2012 to May 2015) and Sevcon, Inc. since December 2013.  Previously, Mr. Morris served as a director of Lucas Energy, Inc. from October 2012 to October 2014 (and was Chairman of the Board from December 2012 to November 2013).  From June 2011 to July 2012, Mr. Morris served as a member of the equity committee of HearUSA, Inc., responsible for maximizing value to the stockholders.  Mr. Morris’ extensive knowledge of finance and his service to other boards of directors allow him to make valuable contributions to the Board.

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

George W. Schiele has served as a director since 2009.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Schiele currently serves as President of George W. Schiele, Inc., a trust management and private investment company and has held such position since 1974.  He is also President of four other private companies since 1999, 2005, 2006, 2009, and 2015, respectively; from 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms, and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments. Mr. Schiele additionally serves as Trustee of ten private trusts since 1974 through the present. Mr. Schiele serves as an officer of two charitable foundations since 2006 and is Managing Partner of two investment partnerships since 2008, and as a Director of The Yankee Institute since 1998. Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio became the Chief Operating Officer of the Corporation on October 6, 2014 and has served as a director since October 2, 2013.  He also serves on the Board of Advisors of Scorpion Capital.  Previously, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013.  Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Columbia SA), and the Interamerican Investment Group.  He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany). Mr. Shaio’s extensive international experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.

Yaozhong Shi has served as a director since June 29, 2014.  Mr. Shi was appointed as a director of the Corporation pursuant to the terms of that certain Securities Purchase Agreement dated as of June 27, 2014 between the Company and Transtech LED Company Limited ("Transtech").  Mr. Shi has over 25 years of experience in the LED industry.  Mr. Shi’s contributions to Transtech have resulted in a successful, well-known brand in the LED display total solution industry that provides solutions for multiple indoor & outdoor applications primarily in the media, entertainment and sports sectors.  Mr. Shi’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since 2009.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005, and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009. He currently serves as the Chairman of Zizza & Associates, LLC. Mr. Zizza serves as the Chairman of Bethlehem Advanced Materials. Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds. He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009. As previously disclosed in the Company’s Prospectus filed on October 14, 2015, the SEC issued a cease and desist order which provides that Mr. Zizza violated Rule 13b2.2 of the Securities Exchange Act of 1934 and in connection therewith Mr. Zizza agreed to pay a $150,000 fine. Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences. Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held five meetings during 2015. All directors attended 60% or more of such meetings and of the committee meetings for which they were members. The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate. The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

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

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors. The Compensation Committee reviews compensation and other benefits. The Compensation Committee did not hold any meetings in 2015.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation. There are no Compensation Committee interlock relationships with respect to the Corporation. Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Greene, receives an annual fee of $1,600.

Audit Committee

The members of the Audit Committee of the Board of Directors are Messrs. Greene and Zizza. The Audit Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors, a copy of which is available on the Corporation’s website at http://www.trans-lux.com/about/investor-information. The Board of Directors has determined that Messrs. Greene and Zizza, are “independent directors”. The Board of Directors has determined that Mr. Zizza meets the definition of “audit committee financial expert” set forth in Item 407 of Regulation S-K, as promulgated by the SEC.  The Audit Committee held 4 telephonic meetings with the independent auditors in 2015. The responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and the material aspects thereof with the Corporation’s independent registered public accounting firm, and compliance with the Corporation’s policies and applicable laws and regulations. Members of said Committee receive a fee of $400 for each meeting of the Committee they attend (other than the quarterly telephonic meetings held with the independent auditors) and the Chairman, Mr. Zizza, receives an annual fee of $2,400 and a fee of $100 for his participation in each quarterly telephonic meeting held with the independent auditors.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza. The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended. The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board. It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board. The Executive Committee did not hold any meetings in 2015. Members of the Executive Committee do not receive any fees for their participation.

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

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain and Mr. Shaio are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Morris, Schiele, Shi and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. ("Carlisle") over which he exercised voting and dispositive power as investment manager, and Mr. Schiele have made loans to the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Mr. Shi is a Director of Transtech, which is the Corporation’s main supplier of LED modules and therefore has been determined by the Board to fall outside the definition of “independent director.” The Board of Directors has determined that Messrs. Greene, Morris and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders. The Board of Directors has determined that its two Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Corporation. Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2015, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements, except that purchases in November 2015 by Mr. Shaio, Mr. Greene and Mr. Schiele of 252, 252 and 250 shares, respectively, of the Company’s Series B Preferred Stock were reported on Form 5’s filed in February 2016 rather than Form 4’s filed within two business days of the purchase.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Jean-Marc (J.M.) Allain	President and Chief Executive Officer	46
Robert J. Conologue	Senior Vice President and Chief Financial Officer	67
Alberto Shaio	Senior Vice President and Chief Operating Officer	67
Alexandro Gomez	Senior Vice President and Chief Revenue Officer	46
Todd Dupee	Vice President and Controller	43

The biographical information for Mr. Allain and Mr. Shaio is provided at the beginning of Item 10. Mr. Conologue became Senior Vice President and Chief Financial Officer of the Corporation on May 29, 2014.  Mr. Conologue has previously served as Chief Financial Officer for Utrecht Art Supplies from June 2012 to November 2013.  Prior to that, he worked at Twinlab Corporation in the role of Executive Vice President and Chief Financial Officer from May 2005 to December 2011. Mr. Gomez became Senior Vice President and Chief Revenue Officer of the Corporation on October 13, 2014.  Mr. Alex Gomez previously worked for xclr8 Media from 2011 to 2014, Van Wagner Sports and Entertainment form 2003 to 2011, One-On-One Sports Radio Network from 2000 to 2001, Foot Locker Worldwide from 1998-2000 and News Corporation’s Fox Sports and Fox Video from 1992 to 1998.  Mr. Dupee became Vice President of the Corporation in 2009, has been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer between December 3, 2012 and May 29, 2014) and has been with the Company since 1994.

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

Cash Incentive Bonuses.  We design the cash incentive bonuses for our executives to focus the executive on achieving key financial and/or operational objectives within a yearly time horizon, as described in more detail below.  Cash incentive bonuses for our executives are established as part of their respective individual employment agreements, as applicable.  Currently, J.M. Allain, our President and Chief Executive Officer, and Alberto Shaio, our Senior Vice President and Chief Operating Officer, are the only executive officers of the Corporation entitled to a cash incentive bonuses; their cash incentive bonuses are determined in accordance with the terms of their employment agreements with the Company. As a general matter, the Compensation Committee is responsible for determining all criteria for the provision of any cash incentive bonuses awarded by the Corporation, and any such decisions by the Compensation Committee must be approved by the Board of Directors at the time any employment agreement contemplating a cash incentive bonus is entered into. Based on the financial standing of the Corporation, no cash incentive bonuses were paid for the year ended December 31, 2015.

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

Other Benefits.  In addition to the three primary components of compensation described above, we provide our executives with benefits that are generally available to our salaried employees.  Our executives are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance, flexible spending plans, and our 401(k) plan, in each case on the same basis as our other employees.  Additionally, as a special perquisite for our executives we provide additional life insurance benefits which are paid for the Company.  If there is a Change in Control of the Company, as defined in their employment agreements, Mr. Allain and Mr. Shaio would also be entitled to severance payments equal to their current annual salaries of $300,000 and $250,000, respectively.

Supplemental Executive Retirement Agreement.  In accordance with the former President and Chief Executive Officer’s agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Compensation Consultants.  The Corporation has not engaged the services of any outside compensation consultant for 2015.

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

This report is submitted by the Compensation Committee.  Its members are:

Alan L. Greene, Chairperson

Marco Elser

Salvatore J. Zizza

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation whose compensation exceeded $100,000:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
J.M. Allain	2015	301,405	-	-	-	-	-	18,000	319,405
President and Chief Executive Officer	2014	285,576	-	-	-	-	-	18,000	303,576

Robert J. Conologue (2).	2015	195,522	-	-	-	-	-	-	195,522
Senior Vice President and Chief Financial Officer	2014	105,924	-	-	-	-	-	-	105,924

Alberto Shaio (3)	2015	180,002	-	-	-	-	-	-	180,002
Senior Vice President and Chief Operating Officer	2014	41,539	-	-	-	-	-	13,000	54,539

Alexandro Gomez (4)	2015	150,003	-	-	-	-	-	-	150,003
Senior Vice President and Chief Revenue Officer	2014	31,732	-	-	-	-	-	-	31,732

  (1)

See “All Other Compensation” below for further details.

  (2)

Elected an Executive Officer on May 29, 2014.

  (3)

Elected an Executive Officer on November 4, 2014.

  (4)

Elected an Executive Officer on November 4, 2014.

All Other Compensation

During 2015 and 2014, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other ($)	Total All Other Compensation ($)
J.M. Allain(1)	2015	-	18,000	18,000
	2014	-	18,000	18,000
Robert J Conologue	2015	-	-	-
	2014	-	-	-
Alberto Shaio	2015	-	-	-
	2014	13,000	-	13,000
Alexandro Gomez	2015	-	-	-
	2014	-	-	-

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

Non-Employee Director Stock Option Plan

The Company also had a Non-Employee Director Stock Option Plan, which as amended, covered a maximum of 1,200 shares for grant and which provided for the grant of incentive stock options priced at fair market value as of the date of grant. Options are for a period of six years from date of grant, are granted at fair market value on date of grant, may be exercised at any time after one year from date of grant while a director and are based on years of service, with a minimum of 20 stock options for each director, an additional 20 stock options based on five or more years of service, another 20 stock options based on 10 or more years of service and an additional 40 stock options based on 20 or more years of service. Additional stock options are granted upon the expiration or exercise of any such option, which is no earlier than four years after date of grant, in an amount equal to such exercised or expired options.  The plan has expired.  No stock options are currently outstanding.

There were no stock options granted in fiscal 2015 to the named executive officers or any directors, and no stock options were exercised in fiscal 2015.

There have been no stock options issued to the named executive officers so there have been no values realized relating to the exercise of stock options, there are no fiscal year end option values and there are no unexercised option or equity incentive plan awards as of the end of the fiscal year.

Defined Benefit Pension Plan

In 2015, the Company made the required $1.2 million of cash contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has been granted, subject to certain conditions, its requests for waivers of the 2009, 2010 and 2012 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

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

Employment Agreements

The Corporation executed an employment agreement with J.M. Allain, President and Chief Executive Officer, effective on February 16, 2015 which expires on February 16, 2018.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.5 of Form 10-K dated April 1, 2015.

The Corporation executed an employment agreement with Alberto Shaio, Senior Vice President and Chief Operating Officer, effective on March 30, 2016 which expires on March 30, 2018.  The agreement provides for compensation at the annual rate of $250,000 per annum.  The agreement entitles Mr. Shaio to twenty days’ paid vacation per year, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Shaio leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed herewith as Exhibit 10.7.

The Corporation executed an employment agreement with David Pavlik, President of the Corporation’s TL Energy division, effective on May 27, 2014 which expires on May 27, 2016.  The agreement provides for compensation at the annual rate of $150,000 per annum.  The agreement entitles Mr. Pavlik to twenty days’ paid vacation per year, business expense reimbursement and certain employee benefits generally available to employees of the Corporation.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 4.02 of Form 8-K dated May 27, 2014.

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

Compensation of Directors

The following table represents director compensation for 2015:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J.M. Allain	2015	-	-	-	-	-	-	-
Marco Elser	2015	13,000	-	-	-	-	-	13,000
Alan K. Greene	2015	14,600	-	-	-	-	-	14,600
Ryan J. Morris (1)	2015	-	-	-	-	-	-	-
George W. Schiele (2)	2015	57,000	-	-	-	-	-	57,000
Alberto Shaio	2015	-	-	-	-	-	-	-
Yaozhong Shi (3)	2015	6,000	-	-	-	-	-	6,000
Salvatore J. Zizza (2)	2015	60,550	-	-	-	-	-	60,550

(1)

Mr. Morris was appointed a director by the Board of Directors on April 25, 2016.

(2)

As of December 31, 2015, also holds warrants to purchase 20,000 shares of the Company’s Common Stock from a prior year award.

(3)

Mr. Shi was appointed a director by the Board of Directors on June 29, 2014 and was hired as an employee on July 22, 2015.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 29, 2016 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation or a nominee for director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned	Percent Of Class (%)
5% Stockholders:
Gabelli Funds, LLC One Corporate Center Rye, NY 10580-1434	744,234	(1)	37.0
Transtech LED Company Limited Unit 27, 13/F Shing Yip Industrial Building 19-21 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong	366,666	(2)	21.0
Carlisle Investments Inc. Trident Chambers Wickhams Cay P.O. Box 146 Road Town, Tortola, British Virgin Islands	180,366	(3)	10.5
Bard Associates, Inc	100,730	(4)	5.9
135 South LaSalle Street, Suite 3700 Chicago, IL 60603
Non-Employee Directors:
Marco Elser	206,189	(5)	12.1
Alan K. Greene	13,373	(6)	*
Ryan J. Morris	-		*
George W. Schiele	58,653	(7)	3.4
Yaozhong Shi	366,666	(8)	21.0
Salvatore J. Zizza	13,200	(9)	*

Named Executive Officers:
J.M. Allain	2,144		*
Robert J. Conologue	-		*
Alberto Shaio	13,373	(6)	*
Alexandro Gomez	-		*
Todd Dupee	-		*
All directors and executive officers as a group	673,598	(10)	37.7

*Represents less than 1% of total number of outstanding shares.

(1)

Based on Schedule 13D, as amended, dated November 23, 2015 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  On January 26, 2016, Gabelli Equity Series Funds, Inc. – The Gabelli Small Cap Growth Fund filed a Schedule 13G relating to 404,250 of the aforementioned 744,234 shares.  The amount includes 302,200 shares of Common Stock issuable upon conversion of 15,110 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which is convertible into Common Stock at any time.

(2)

Based on a Schedule 13D filied November 13, 2015. The amount includes 33,333 shares of Common Stock issuable upon exercise of vested warrants.  Mr. Shi, a director of the Corporation, is a director of Transtech.

(3)

Based on a Schedule 13D dated June 20, 2014.  Mr. Elser, a director of the Corporation, exercises voting and dispositive power as investment manager of Carlisle.

(4)

Based on a Schedule 13G dated January 29, 2016.  Bard Associates, Inc. has sole voting power over 12,280 of such shares and sole dispositive power over all of such shares.

(5)

The amount includes 190,244 shares of Common Stock owned by Carlisle, Elser & Co. and Advicorp plc, of which Mr. Elser exercises voting and dispositive power as investment manager.

(6)

The amount includes 5,040 shares of Common Stock issuable upon conversion of 252 shares of Series B Preferred Stock.

(7)

The amount includes 5,000 shares of Common Stock issuable upon conversion of 250 shares of Series B Preferred Stock.  The amount also includes 13,200 shares of Common Stock issuable upon exercise of vested warrants.  This amount does not include 6,800 shares of Common Stock issuable upon exercise of warrants that are not yet vested or exercisable.

(8)

Based  on a Schedule 13D filed November 13, 2015. The amount includes 333,333 shares of Common Stock owned by Transtech and 33,333 shares of Common Stock issuable upon exercise of vested warrants owned by Transtech.  Mr. Shi is a director of Transtech.

(9)

Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 13,200 shares of Common Stock issuable upon conversion of vested warrants.  This amount does not include 6,800 shares of Common Stock issuable upon exercise of warrants that are not yet vested or exercisable.

(10)

The amount includes 74,813 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire upon conversion of Series B Preferred Stock or exercise of vested warrants.  This amount does not include 13,600 shares of Common Stock issuable upon exercise of warrants that are not yet exercisable.

Equity Compensation Plan Information
December 31, 2015	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	200,800

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

On June 27, 2014, the Company entered into a Securities Purchase Agreement with Transtech, pursuant to which Transtech purchased 333,333 shares of the Company’s Common Stock for a purchase price of $2,000,000.  In connection with the agreement, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Transtech at an exercise price of $8.00 per share, which expire on June 27, 2016.

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

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser exercises voting and dispositive power as investment manager of Carlisle.

On December 3, 2013, the Company received a $1.0 million loan from Carlisle at a fixed interest rate of 10.00%, which was due to mature on June 1, 2014 with a bullet payment of all principal and accrued interest due at such time, which maturity date was subsequently extended to July 1, 2014.  Marco Elser exercises voting and dispositive power as investment manager of Carlisle.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 166,666 shares of Common Stock to Carlisle.  On September 3, 2014, the interest was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of interest, resulting in the issuance of 9,178 shares of Common Stock to Carlisle.  As a result of the conversion to Common Stock, the loan has been satisfied in full.

In connection with the Company’s rights offering consummated in November 2015, George W. Schiele, Alan K. Greene and Alberto Shaio, each a director of the Company, exercised rights to purchase 250, 252 and 252 of Series B Preferred Stock, respectively, at an exercise price of $200 per share.  Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock.

In June 2014, the Company received a $200,000 loan from Mr. Schiele at a fixed interest rate of 10.00%, which was due to mature on July 1, 2014 with a bullet payment of all principal and accrued interest due at such time.  On June 20, 2014, this loan was converted into shares of the Company’s Common Stock at an exchange rate of 1 share for every $6.00 of principal, resulting in the issuance of 33,333 shares of Common Stock to Mr. Schiele.  As a result of the conversion to Common Stock, the loan has been satisfied in full.

On August 27, 2014, the Company entered into a Securities Purchase Agreement with Mr. Greene, pursuant to which Mr. Greene purchased 8,333 shares of the Company’s Common Stock for a purchase price of $50,000.

On August 27, 2014, the Company entered into a Securities Purchase Agreement with Mr. Shaio, pursuant to which Mr. Shaio purchased 8,333 shares of the Company’s Common Stock for a purchase price of $50,000.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) have served as our independent registered public accounting firm since December 8, 2015, when the Audit Committee of the Company’s Board of Directors approved their engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2015.  The Audit Committee of the Board of Directors has appointed Marcum as our independent registered public accounting firm for the year ending December 31, 2016.  The proposal to appoint Marcum as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.  Representatives of Marcum may be present at the Annual Meeting to answer appropriate questions and to make a statement if they wish.

There are no disagreements between management and Marcum regarding accounting principles and their application or otherwise.

Change in Auditors:  As previously reported in Form 8-K dated December 10, 2015, on December 8, 2015, the Audit Committee of the Board of Directors of the Registrant retained BDO as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2015 to replace BDO USA, LLP (“BDO”) as the Registrant's independent registered public accounting firm.  There were no disagreements with BDO on any matter of accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum for 2015 and by BDO for 2015 and 2014 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $144,000 in 2015.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.  BDO audit fees were $55,000 in 2015 and $254,000 in 2014.  BDO audit fees in 2015 include fees and expenses associated with the reviews of the Company’s quarterly reports on Form 10-Q.  BDO audit fees in 2014 include fees and expenses associated with the annual audit of the Company’s financial statements and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees:  Neither Marcum nor BDO provided any audit-related serviced services in 2015 or 2014.

Tax Fees:  Neither Marcum nor BDO provided any tax services in 2015 or 2014.

All Other Fees:  Neither Marcum nor BDO provided any non-audit services in 2015 or 2014.

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

3 (a)

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

4 (a)

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

10.7 **

Employment Agreement with Alberto Shaio dated March 30, 2016 (filed herewith).

10.8 **

Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.9

Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

10.10

Securities Purchase Agreement with Carlisle Investments Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 23, 2014) and the amendment thereto (incorporated by reference to Exhibit 4.01 of Form 8-K dated September 2, 2014).

10.11

Securities Purchase Agreement with George W. Schiele (incorporated by reference to Exhibit 4.02 of Form 8-K dated June 23, 2014) and the amendment thereto (incorporated by reference to Exhibit 4.02 of Form 8-K dated September 2, 2014).

10.12

Securities Purchase Agreement with Alan K. Greene (incorporated by reference to Exhibit 4.03 of Form 8-K dated September 2, 2014).

10.13

Securities Purchase Agreement with Alberto Shaio (incorporated by reference to Exhibit 4.04 of Form 8-K dated September 2, 2014).

10.14

Form of Exchange Agreement with Note Holders (incorporated by reference to Exhibit 10.01 of Form 8-K dated December 24, 2015).

10.15

Promissory Note in favor of Carlisle Investments, Inc. (filed herewith).

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

By:	/s/ Robert J. Conologue
Robert J. Conologue
Senior Vice President and Chief
Financial Officer

By:	s/ Todd Dupee
Todd Dupee
Vice President and Controller

Dated:  April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

*	April 29, 2016
George W. Schiele, Chairman of the Board

*	April 29, 2016
Salvatore J. Zizza, Vice Chairman of the Board

*	April 29, 2016
J.M. Allain, Director, President and Chief Executive Officer
(Principal Executive Officer)

*	April 29, 2016
Marco Elser, Director

*	April 29, 2016
Alan K. Greene, Director

*	April 29, 2016
Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

/s/ Ryan J. Morris	April 29, 2016
Ryan J. Morris, Director

*	April 29, 2016
Yaozhong Shi, Director

/s/ Robert J. Conologue	April 29, 2016
Robert J. Conologue, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*	By /s/ Robert J. Conologue
Robert J. Conologue
Attorney-in-fact