Form 10-Q
period 2016-03-31
TRANS LUX Corp
filed 2016-05-13
CIK 99106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes     X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/12/16	Common Stock - $0.001 Par Value	1,710,671

Part 1 - Financial Information

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31 2016	December 31 2015
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$616	$547
Receivables, less allowance of $567 - 2016 and $559 - 2015	2,590	2,888
Inventories	2,244	1,876
Prepaids and other assets	590	605
Total current assets	6,040	5,916
Rental equipment	21,142	21,134
Less accumulated depreciation	16,860	16,452
Total rental equipment, net	4,282	4,682
Property, plant and equipment	986	2,159
Less accumulated depreciation	506	1,003
Total property, plant and equipment, net	480	1,156
Goodwill	744	744
Restricted cash	215	215
Other assets	398	277
TOTAL ASSETS	$12,159	$12,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,036	$1,209
Accrued liabilities	6,932	6,136
Current portion of long-term debt	960	1,031
Total current liabilities	8,928	8,376
Long-term liabilities:
Long-term debt, less current portion	-	262
Deferred pension liability and other	4,364	4,508
Total long-term liabilities	4,364	4,770
Total liabilities	13,292	13,146
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2016 and 2015	-	-
Preferred Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2016 and 2015 (liquidation preference $3,374,000)	3,302	3,302
Common - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2016 and 2015; shares outstanding: 1,710,671 in 2016 and 2015	2	2
Additional paid-in-capital	27,920	27,914
Accumulated deficit	(24,171)	(23,054)
Accumulated other comprehensive loss	(5,123)	(5,257)
Treasury stock - at cost - 27,840 common shares in 2016 and 2015	(3,063)	(3,063)
Total stockholders' deficit	(1,133)	(156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,159	$12,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended March 31

In thousands, except per share data	2016	2015
Revenues:
Digital product sales	$3,000	$3,406
Digital product lease and maintenance	837	948
Total revenues	3,837	4,354

Cost of revenues:
Cost of digital product sales	2,436	2,560
Cost of digital product lease and maintenance	526	648
Total cost of revenues	2,962	3,208

Gross profit	875	1,146
General and administrative expenses	(1,838)	(1,983)
Operating loss	(963)	(837)
Interest expense, net	(35)	(50)
(Loss) gain on foreign currency remeasurement	(134)	232
Gain on sale/leaseback transaction	22	-
Warrant expense	(7)	(18)
Loss before income taxes	(1,117)	(673)
Income tax expense	-	(8)
Net loss	$(1,117)	$(681)

Loss per share - basic and diluted	$(0.68)	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
	Three Months Ended March 31

In thousands	2016	2015

Net loss	$(1,117)	$(681)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	134	(236)
Total other comprehensive income (loss), net of tax	134	(236)
Comprehensive loss	$(983)	$(917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended March 31

In thousands	2016	2015
Cash flows from operating activities
Net loss	$(1,117)	$(681)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444	606
Gain on sale/leaseback transaction	(22)	-
Loss on disposal of assets	-	2
Loss (gain) on foreign currency remeasurement	134	(232)
Amortization of warrants - stock compensation expense	6	17
Bad debts expense	119	18
Changes in operating assets and liabilities:
Receivables	182	63
Inventories	(368)	(373)
Prepaids and other assets	(106)	(227)
Accounts payable	(173)	-
Accrued liabilities	580	611
Deferred pension liability and other	(254)	(193)
Net cash used in operating activities	(575)	(389)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	1,100	-
Equipment manufactured for rental	(8)	(61)
Purchases of property, plant and equipment	(125)	(3)
Net cash provided by (used in) investing activities	967	(64)
Cash flows from financing activities
Payments of long-term debt	(333)	(10)
Net cash used in financing activities	(333)	(10)
Effect of exchange rate changes	10	(14)
Net increase (decrease) in cash and cash equivalents	69	(477)
Cash and cash equivalents at beginning of year	547	650
Cash and cash equivalents at end of period	$616	$173
Supplemental disclosure of cash flow information:
Interest paid	$2	$6
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Condensed Consolidated Balance Sheet at December 31, 2015 is derived from the December 31, 2015 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2016 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements:  In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718).  ASU 2016-09 simplifies the recording and reporting of stock based compensation.  Public business entities should apply the amendments in ASU 2016-09 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (i.e., January 1, 2017), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

Note 2 – Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.  This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent.  In accordance with this requirement, the Company has prepared its accompanying Condensed Consolidated Financial Statements assuming the Company will continue as a going concern.

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $1.1 million in the three months ended March 31, 2016 and has a working capital deficiency of $2.9 million as of March 31, 2016.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $5.1 million at March 31, 2016 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2016 using cash on hand and cash from operating activities, the Company has made $416,000 of payments to the Company’s pension plan, of which $197,000 was paid as of March 31, 2016 and $219,000 was paid subsequent to the end of the quarter, with approximately $594,000 of minimum required contributions remaining for 2016.  The Pension Benefit Guaranty Corporation (the “PBGC”) has placed a lien on all of the Company’s assets with respect to amounts owed under the plan. If we are unable to fulfill our related obligations, the enforcement of such lien would have a material adverse impact on our financial condition, results of operations and liquidity. The Company continues to consider further exchanges of the $626,000 of remaining Notes and the $334,000 of remaining Debentures.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments, Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a Director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

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

Note 3 – Inventories

Inventories consist of the following:

	March 31 2016	December 31 2015
In thousands
Raw materials	$1,648	$1,378
Work-in-progress	440	409
Finished goods	156	89
	$2,244	$1,876

Note 4 – Rental Equipment

Rental equipment consists of the following:

	March 31 2016	December 31 2015
In thousands
Rental equipment	$21,142	$21,134
Less accumulated depreciation	16,860	16,452
Net rental equipment	$4,282	$4,682

The Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  The liabilities related to this transaction are included in Accrued liabilities and in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

Depreciation expense for rental equipment for the three months ended March 31, 2016 and 2015 was $408,000 and $566,000, respectively.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31 2016	December 31 2015
In thousands
Land, buildings and improvements	$-	$1,256
Machinery, fixtures and equipment	961	878
Leaseholds and improvements	25	25
	986	2,159
Less accumulated depreciation	506	1,003
Net property, plant and equipment	$480	$1,156

Land, buildings and equipment having a net book value of $1.1 million at December 31, 2015 were pledged as collateral under the mortgage on its facility in Des Moines, Iowa.

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was paid in full.  Net proceeds of $661,000 were received after paying off the related mortgage.  The Company calculated a gain of $267,000, which will be recognized over the 24 month term of the lease.  As of March 31, 2016, $22,000 of the gain has been recognized.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2016 and 2015 was $36,000 and $40,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	March 31 2016	December 31 2015
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$626	$626
9½% Subordinated debentures due 2012	334	334
Real estate mortgage – secured	-	333
	960	1,293
Less portion due within one year	960	1,031
Long-term debt	$-	$262

The Company has outstanding $626,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2016 and December 31, 2015, the Company had accrued $340,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has outstanding $334,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2016 and December 31, 2015, the Company had accrued $201,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2015, the Company, through a subsidiary, had a $333,000 mortgage on its facility in Des Moines, Iowa, which was due to mature on March 1, 2020.  On February 1, 2016, the Des Moines facility was sold in a sale/leaseback transaction and the mortgage was paid in full.

Note 7 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2016	2015
Interest cost	$120	$144
Expected return on plan assets	(168)	(169)
Amortization of net actuarial loss	48	140
Net periodic pension cost	$-	$115

As of March 31, 2016, the Company has recorded a current pension liability of $1.0 million, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.1 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2016 is expected to be $1.0 million.  In 2016, the Company has already made $416,000 of contributions, of which $197,000 was paid as of March 31, 2016 and $219,000 was paid subsequent to the end of the quarter.

Note 8 – Loss Per Share

The following table presents the calculation of loss per share for the three months ended March 31, 2016 and 2015:

	March 31 2016	March 31 2015
In thousands, except per share data
Numerator:
Net loss, as reported	$(1,117)	$(681)
Unpaid dividends accumulated on preferred shares	(49)	-
Net loss attributable to common shares	$(1,166)	$(681)
Denominator:
Weighted average shares outstanding	1,711	1,700
Basic and diluted loss per share	$(0.68)	$(0.40)

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

At March 31, 2016, the Company accumulated unpaid dividends of $72,000 related to the Series B Convertible Preferred Stock (“Preferred Stock”) issued in November 2015.  There were no accumulated unpaid dividends related to Preferred Stock at March 31, 2015.

At March 31, 2016 and March 31, 2015, outstanding warrants convertible into 85,300 and 75,300 shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2016 and 2015.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31
In thousands	2016	2015
Revenues:
Digital product sales	$3,000	$3,406
Digital product lease and maintenance	837	948
Total revenues	$3,837	$4,354
Operating (loss) income:
Digital product sales	$(360)	$(309)
Digital product lease and maintenance	269	270
Corporate general and administrative expenses	(872)	(798)
Total operating loss	(963)	(837)
Interest expense, net	(35)	(50)
(Loss) gain on foreign currency remeasurement	(134)	232
Gain on sale/leaseback transaction	22	-
Warrant expense	(7)	(18)
Loss before income taxes	(1,117)	(673)
Income tax expense	-	(8)
Net loss	$(1,117)	$(681)

Note 11 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2016 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

As discussed in Note 2 – Going Concern, on April 27, 2016, the Company received a $500,000 loan from Carlisle, which is due to mature on April 27, 2019.  Interest is payable monthly.  Marco Elser, a Director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Subsequent to the end of the quarter, the Company declared a semi-annual dividend of $4.72 per share of Preferred Stock aggregating $78,000, which has not yet been paid.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business. As a result, our short-term business focus has been to preserve our liquidity position. Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $5.1 million at March 31, 2016, including $1.0 million of minimum required contributions due over the next 12 months. The 2016 pension minimum required contribution includes $134,000 of payments that relate to the 2012 waiver. The balance due related to the waiver is $274,000, which is scheduled to be repaid through 2017.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our December 31, 2015 Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s defined benefit pension plan over the next 12 months, net losses and working capital deficiencies, raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Condensed Consolidated Financial Statements – Going Concern.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
In thousands, except percentages	2016		2015
Revenues:
Digital product sales	$3,000	78.2%	$3,406	78.2%
Digital product lease and maintenance	837	21.8%	948	21.8%
Total revenues	3,837	100.0%	4,354	100.0%
Cost of revenues:
Cost of digital product sales	2,436	63.5%	2,560	58.8%
Cost of digital product lease and maintenance	526	13.7%	648	14.9%
Total cost of revenues	2,962	77.2%	3,208	73.7%
Gross profit	875	22.8%	1,146	26.3%
General and administrative expenses	(1,838)	(47.9)%	(1,983)	(45.5)%
Operating loss	(963)	(25.1)%	(837)	(19.2)%
Interest expense, net	(35)	(0.9)%	(50)	(1.1)%
(Loss) gain on foreign currency remeasurement	(134)	(3.5)%	232	5.3%
Gain on sale/leaseback transaction	22	(0.6)%	-	-%
Warrant expense	(7)	(0.2)%	(18)	(0.4)%
Loss before income taxes	(1,117)	(29.1)%	(673)	(15.4)%
Income tax expense	-	-%	(8)	(0.2)%
Net loss	$(1,117)	(29.1)%	$(681)	(15.6)%

Total revenues for the three months ended March 31, 2016 decreased $517,000 or 11.9% to $3.8 million from $4.4 million for the three months ended March 31, 2015, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $406,000 or 11.9%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $111,000 or 11.7%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2016 increased $126,000 or 15.1% to $963,000 from $837,000 for the three months ended March 31, 2015, principally due to the reduction in revenues, offset by a reduction in general and administrative expenses.

Digital product sales operating loss increased $51,000 or 16.5% to $360,000 for the three months ended March 31, 2016 compared to $309,000 for the three months ended March 31, 2015, primarily due to the decrease in revenues, offset by a decrease in general and administrative expenses.  The cost of Digital product sales decreased $124,000 or 4.8%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 81.2% of related revenues in 2016 compared to 75.2% in 2015.  Digital product sales general and administrative expenses decreased $231,000 or 20.0%, primarily due to a decrease in payroll and benefits and marketing expenses.

Digital product lease and maintenance operating income remained level, primarily as a result of a decrease in the cost of Digital product lease and maintenance, offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $122,000 or 18.8%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 62.8% of related revenues in 2016 compared to 68.4% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $12,000, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses increased $74,000 or 9.3%, primarily due to an increase in insurance and travel expenses.

Net interest expense decreased $15,000, primarily due to a reduction in long-term debt.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the three months ended March 31, 2016 and 2015 was 0.0% and 1.2%, respectively.  Both the 2016 and 2015 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $1.1 million in the three months ended March 31, 2016 and had a working capital deficiency of $2.9 million as of March 31, 2016.  As of December 31, 2015, the Company had a working capital deficiency of $2.5 million.  The increase in the working capital deficiency is primarily due to the deferred portion of annual billings of lease and maintenance contracts, an increase in inventory and a decrease in accounts payable, offset by decreases in accounts payable and the current portion of long-term debt.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $575,000 for operating activities for the three months ended March 31, 2016 and $389,000 for the three months ended March 31, 2015. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents increased $69,000 in the three months ended March 31, 2016 to $616,000 at March 31, 2016 from $547,000 at December 31, 2015.  The increase is primarily attributable to proceeds received from the sale/leaseback of the Des Moines facility of $1.1 million, offset by cash used in operating activities of $575,000, the payoff of the mortgage on the Des Moines facility of $329,000, and investment in property and equipment of $125,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2016 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2016 (including the Carlisle loan entered into in April 2016) for the remainder of 2016 and over the next four fiscal years:

	Remainder of 2016
In thousands		2017	2018	2019	2020
Long-term debt, including interest	$1,600	$60	$60	$520	$-
Pension plan payments	813	769	459	276	152
Employment agreement obligations	438	550	100	-	-
Estimated warranty liability	74	99	78	57	25
Operating lease payments	424	450	101	26	1
Total	$3,349	$1,928	$798	$879	$178

Of the fixed cash obligations for debt for 2016, $1.5 million, including interest, of Notes and Debentures remains outstanding with consideration of an offer by the Company to settle for $200,000 in accordance with the Company’s restructuring offer made in November 2011.  The Company has already paid $416,000 of the 2016 pension obligations, of which $197,000 was paid as of March 31, 2016 and $219,000 was paid subsequent to the end of the quarter.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Subsequent to the end of the quarter, the Company declared a semi-annual dividend of $4.72 per share of Preferred Stock aggregating $78,000, which has not yet been paid.

Long-Term Debt

The Company still has outstanding $626,000 of Notes which are no longer convertible into common shares and which matured as of March 1, 2012.  The Company also still has outstanding $334,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the $626,000 of remaining Notes and $334,000 of remaining Debentures.  See Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt for further details.

The Company, through a subsidiary, had a $333,000 mortgage on its facility located in Des Moines, Iowa at a fixed rate of interest of 5.95% payable in monthly installments, which was due to mature on March 1, 2020 and required an average minimum monthly compensating balance of $100,000.  On February 1, 2016, the Des Moines facility was sold in a sale/leaseback transaction and the mortgage was paid in full.

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a Director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of March 31, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC has placed a lien on the Company’s assets with respect to amounts owed under the plan.  Assuming that the remaining waiver payments in 2016 and 2017 are timely paid, the lien on our assets will be released. In 2016, the Company has already made $416,000 of contributions, of which $197,000 was paid as of March 31, 2016 and $219,000 was paid subsequent to the end of the quarter.  At this time, the Company is expecting to make its $594,000 of minimum required contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  At March 31, 2016, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $249,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2016.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2016 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

None.

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to those previously disclosed risk factors.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $626,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default. As of March 31, 2016 and December 31, 2015, the Company had accrued $340,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $334,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2016 and December 31, 2015, the Company had accrued $201,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.7     Employment agreement with Alberto Shaio dated March 30, 2016 (incorporated by reference to Exhibit 10.7 of Form 10-K/A dated April 29, 2016).

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
Date: May 13, 2016