Form 10-Q
period 2016-06-30
TRANS LUX Corp
filed 2016-08-12
CIK 99106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/11/16	Common Stock - $0.001 Par Value	1,710,671

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2016	December 31 2015
In thousands, except share data
	(unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$292	$547
Receivables, less allowance of $290 - 2016 and $559 - 2015	3,609	2,888
Inventories	2,339	1,876
Prepaids and other assets	452	605
Total current assets	6,692	5,916
Rental equipment	21,151	21,134
Less accumulated depreciation	17,269	16,452
Total rental equipment, net	3,882	4,682
Property, plant and equipment	1,037	2,159
Less accumulated depreciation	538	1,003
Total property, plant and equipment, net	499	1,156
Goodwill	744	744
Restricted cash	616	215
Other assets	701	277
TOTAL ASSETS	$13,134	$12,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,316	$1,209
Accrued liabilities	7,313	6,136
Current portion of long-term debt	960	1,031
Total current liabilities	9,589	8,376
Long-term liabilities:
Long-term debt, less current portion	500	262
Deferred pension liability and other	4,151	4,508
Total long-term liabilities	4,651	4,770
Total liabilities	14,240	13,146
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred Series A - $20 stated value - 416,500 shares authorized;
shares issued and outstanding: 0 in 2016 and 2015	-	-
Preferred Series B - $200 stated value - 51,000 shares authorized;
shares issued and outstanding: 16,512 in 2016 and 2015
(liquidation preference $3,346,000)	3,302	3,302
Common - $0.001 par value - 10,000,000 shares authorized;
shares issued: 1,738,511 in 2016 and 2015;
shares outstanding: 1,710,671 in 2016 and 2015	2	2
Additional paid-in-capital	27,928	27,914
Accumulated deficit	(24,167)	(23,054)
Accumulated other comprehensive loss	(5,108)	(5,257)
Treasury stock - at cost - 27,840 common shares in 2016 and 2015	(3,063)	(3,063)
Total stockholders' deficit	(1,106)	(156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,134	$12,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30		Six Months Ended June 30

In thousands, except per share data	2016	2015	2016	2015
Revenues:
Digital product sales	$4,998	$5,114	$7,998	$8,520
Digital product lease and maintenance	776	930	1,613	1,878
Total revenues	5,774	6,044	9,611	10,398

Cost of revenues:
Cost of digital product sales	3,704	4,001	6,140	6,561
Cost of digital product lease and maintenance	512	655	1,038	1,303
Total cost of revenues	4,216	4,656	7,178	7,864

Gross profit	1,558	1,388	2,433	2,534
General and administrative expenses	(1,527)	(1,838)	(3,365)	(3,821)
Operating income (loss)	31	(450)	(932)	(1,287)
Interest expense, net	(40)	(73)	(75)	(123)
(Loss) gain on foreign currency remeasurement	(8)	(42)	(142)	190
Gain on sale/leaseback transaction	33	-	55	-
Warrant expense	(7)	(17)	(14)	(35)
Income (loss) before income taxes	9	(582)	(1,108)	(1,255)
Income tax benefit (expense)	73	-	73	(8)
Net income (loss)	$82	$(582)	$(1,035)	$(1,263)

Earnings (loss) per share - basic and diluted	$0.02	$(0.35)	$(0.66)	$(0.75)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30		Six Months Ended June 30

In thousands	2016	2015	2016	2015

Net income (loss)	$82	$(582)	$(1,035)	$(1,263)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	15	39	149	(197)
Total other comprehensive income (loss), net of tax	15	39	149	(197)
Comprehensive income (loss)	$97	$(543)	$(886)	$(1,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Six Months Ended June 30

In thousands	2016	2015
Cash flows from operating activities
Net loss	$(1,035)	$(1,263)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885	1,237
Amortization of gain on sale/leaseback transaction	(55)	-
Loss on disposal of assets	-	2
Loss (gain) on foreign currency remeasurement	142	(190)
Amortization of warrants - stock compensation expense	14	35
Bad debts expense	102	(73)
Changes in operating assets and liabilities:
Receivables	(816)	(302)
Inventories	(463)	(554)
Prepaids and other assets	(179)	(191)
Accounts payable	107	410
Accrued liabilities	970	(113)
Deferred pension liability and other	(434)	(52)
Net cash used in operating activities	(762)	(1,054)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	1,100	-
Equipment manufactured for rental	(17)	(61)
Purchases of property, plant and equipment	(176)	(163)
Restricted cash	(401)	-
Net cash provided by (used in) investing activities	506	(224)
Cash flows from financing activities
Proceeds from long-term debt - related parties	500	500
Payments of long-term debt	(333)	(27)
Proceeds from long-term debt	-	500
Payments of dividends on preferred stock	(78)	-
Payments for deferred financing fees	(92)	-
Net cash (used in) provided by financing activities	(3)	973
Effect of exchange rate changes	4	(11)
Net decrease in cash and cash equivalents	(255)	(316)
Cash and cash equivalents at beginning of year	547	650
Cash and cash equivalents at end of period	$292	$334
Supplemental disclosure of cash flow information:
Interest paid	$7	$22
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

There have been no material changes in our significant accounting policies during the six months ended June 30, 2016 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $1.0 million in the six months ended June 30, 2016 and has a working capital deficiency of $2.8 million as of June 30, 2016.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.9 million at June 30, 2016 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances at June 30, 2016 of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2016 using cash on hand, cash from operating activities and the Credit Agreement entered subsequent to June 30, 2016, see Note 6 – Long-Term Debt for further details, the Company has already made $729,000 of contributions to its pension plan, of which $416,000 relates to this year’s minimum required contribution and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the PBGC released its lien on all of the Company’s assets.  Of the 2016 contributions made, $429,000 was paid during the six months ended June 30, 2016 and $300,000 was paid subsequent to June 30, 2016.  The Company continues to consider further exchanges of the $626,000, as of June 30, 2016, of remaining Notes and the $334,000, as of June 30, 2016, of remaining Debentures.  Subsequent to June 30, 2016, holders of $239,000 of the Notes and $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

On July 12, 2016, the Company entered into a Credit Agreement, under which the Company is able to borrow up to an aggregate of $4.0 million.  See Note 6 – Long-Term Debt for further details.

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

Note 3 – Inventories

Inventories consist of the following:

	June 30 2016	December 31 2015
In thousands
Raw materials	$1,588	$1,378
Work-in-progress	419	409
Finished goods	332	89
	$2,339	$1,876

Note 4 – Rental Equipment

Rental equipment consists of the following:

	June 30 2016	December 31 2015
In thousands
Rental equipment	$21,151	$21,134
Less accumulated depreciation	17,269	16,452
Net rental equipment	$3,882	$4,682

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

Depreciation expense for rental equipment for the six months ended June 30, 2016 and 2015 was $817,000 and $1.1 million, respectively.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30 2016	December 31 2015
In thousands
Land, buildings and improvements	$-	$1,256
Machinery, fixtures and equipment	1,012	878
Leaseholds and improvements	25	25
	1,037	2,159
Less accumulated depreciation	538	1,003
Net property, plant and equipment	$499	$1,156

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was paid in full. Net proceeds of $661,000 were received after paying off the related mortgage. The Company calculated a gain of $267,000, which will be recognized over the 24 month term of the lease.  For the six months ended June 30, 2016, $55,000 of the gain has been recognized.

Depreciation expense for property, plant and equipment for the six months ended June 30, 2016 and 2015 was $68,000 and $96,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	June 30 2016	December 31 2015
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$626	$626
9½% Subordinated debentures due 2012	334	334
Term loan	500	-
Real estate mortgage – secured	-	333
	1,460	1,293
Less portion due within one year	960	1,031
Long-term debt	$500	$262

As of June 30, 2016, the Company had outstanding $626,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default. As of June 30, 2016 and December 31, 2015, the Company had accrued $353,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. Subsequent to June 30, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.

As of June 30, 2016, the Company had outstanding $334,000 of Debentures. The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2016 and December 31, 2015, the Company had accrued $209,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  Subsequent to June 30, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.

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

On July 12, 2016, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation as borrowers (the “Borrowers”) and SCM Specialty Finance Opportunities Fund, L.P., as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0%, for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0%, for the purchase of equipment in August 2016.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory. Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 starting with their August 31, 2016 financial statements.  The Credit Agreement allows the Company to continue to pay dividends on all its Series B Convertible Preferred Stock (“Series B Preferred Stock”) or any other new preferred stock, if any, which dividends will be excluded as fixed charges for 18 months.

The Credit Agreement is secured by substantially all of the Borrowers’ assets and expires July 12, 2019, unless earlier terminated by the parties in accordance with the termination provisions of the Credit Agreement.  The foregoing description of the Credit Agreement is included to provide information regarding its terms.  It does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Credit Agreement.

Note 7 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015
Interest cost	$121	$144	$241	$288
Expected return on plan assets	(168)	(169)	(336)	(338)
Amortization of net actuarial loss	48	140	96	280
Net periodic pension cost	$1	$115	$1	$230

As of June 30, 2016, the Company has recorded a current pension liability of $958,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.9 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2016 is expected to be $1.0 million.  In 2016, the Company has already made $729,000 of contributions to its pension plan, of which $416,000 relates to this year’s minimum required contribution and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the PBGC released its lien on all of the Company’s assets.  Of the 2016 contributions made, $429,000 was paid during the six months ended June 30, 2016 and $300,000 was paid subsequent to June 30, 2016.  At this time, the Company is expecting to make its $594,000 of minimum required contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

Note 8 – Loss Per Share

The following table presents the calculation of loss per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015
Numerator:
Net income (loss), as reported	$82	$(582)	$(1,035)	$(1,263)
Accrued dividends on preferred shares	(50)	-	(99)	-
Net income (loss) attributable to common shares	$32	$(582)	$(1,134)	$(1,263)
Denominator:
Weighted average shares outstanding	1,711	1,685	1,711	1,685
Basic and diluted earnings (loss) per share	$0.02	$(0.35)	$(0.66)	$(0.75)

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

On April 15, 2016, the Company declared a semi-annual dividend of $4.72 per share of Series B Preferred Stock aggregating $78,000, which was paid on May 26, 2016.

At June 30, 2016, the Company accumulated unpaid dividends of $44,000 related to the Series B Preferred Stock issued in November 2015.  There were no accumulated unpaid dividends related to Series B Preferred Stock at June 30, 2015.

As of June 30, 2016, the Company had 52,000 warrants outstanding, none of which were used in the calculation of diluted earnings (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These warrants could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of June 30, 2016, the Company had 16, 512 shares of Series B Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted earnings (loss) per share because their purchase price was greater than the average stock price for the period and their inclusion would have been anti-dilutive. These shares of Series B Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Series B Preferred Stock.

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

Note 10 – Related Party Transactions

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is our primary LED supplier.  On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark.

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

Information about the Company’s operations in its two business segments for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2016	2015	2016	2015
Revenues:
Digital product sales	$4,998	$5,114	$7,998	$8,520
Digital product lease and maintenance	776	930	1,613	1,878
Total revenues	$5,774	$6,044	$9,611	$10,398
Operating income (loss):
Digital product sales	$608	$120	$248	$(189)
Digital product lease and maintenance	222	241	491	511
Corporate general and administrative expenses	(799)	(811)	(1,671)	(1,609)
Total operating income (loss)	31	(450)	(932)	(1,287)
Interest expense, net	(40)	(73)	(75)	(123)
(Loss) gain on foreign currency remeasurement	(8)	(42)	(142)	190
Gain on sale/leaseback transaction	33	-	55	-
Warrant expense	(7)	(17)	(14)	(35)
Income (loss) before income taxes	9	(582)	(1,108)	(1,255)
Income tax benefit (expense)	73	-	73	(8)
Net income (loss)	$82	$(582)	$(1,035)	$(1,263)

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2016 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

On July 12, 2016, the Company entered into a Credit Agreement, under which the Company is able to borrow up to an aggregate of $4.0 million.  See Note 6 – Long-Term Debt for further details.

On July 15, 2016, certain holders of an aggregate of $353,000 of the Notes and the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.  See Note 6 – Long-Term Debt for further details.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $1.0 million in the six months ended June 30, 2016 and had a working capital deficiency of $2.8 million as of June 30, 2016.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.9 million at June 30, 2016, including $958,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which as of June 30, 2016 had remaining principal balances of $626,000 and $334,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2016 and 2015:

	Six months ended June 30
In thousands, except percentages	2016		2015
Revenues:
Digital product sales	$7,998	83.2%	$8,520	81.9%
Digital product lease and maintenance	1,613	16.8%	1,878	18.1%
Total revenues	9,611	100.0%	10,398	100.0%
Cost of revenues:
Cost of digital product sales	6,140	63.9%	6,561	63.1%
Cost of digital product lease and maintenance	1,038	10.8%	1,303	12.5%
Total cost of revenues	7,178	74.7%	7,864	75.6%
Gross profit	2,433	25.3%	2,534	24.4%
General and administrative expenses	(3,365)	(35.0)%	(3,821)	(36.8)%
Operating loss	(932)	(9.7)%	(1,287)	(12.4)%
Interest expense, net	(75)	(0.8)%	(123)	(1.2)%
(Loss) gain on foreign currency remeasurement	(142)	(1.5)%	190	1.8%
Gain on sale/leaseback transaction	55	0.6%	-	-%
Warrant expense	(14)	(0.1)%	(35)	(0.3)%
Loss before income taxes	(1,108)	(11.5)%	(1,255)	(12.1)%
Income tax benefit (expense)	73	0.7%	(8)	-%
Net loss	$(1,035)	(10.8)%	$(1,263)	(12.1)%

Total revenues for the six months ended June 30, 2016 decreased $787,000 or 7.6% to $9.6 million from $10.4 million for the six months ended June 30, 2015, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $522,000 or 6.1%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $265,000 or 14.1%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the six months ended June 30, 2016 decreased $355,000 or 27.6% to $932,000 from $1.3 million for the six months ended June 30, 2015, principally due to a reduction in general and administrative expenses, offset by the reduction in revenues.

Digital product sales operating income (loss) increased $437,000 to income of $248,000 for the six months ended June 30, 2016 compared to a loss of $189,000 for the six months ended June 30, 2015, primarily due to a decrease in general and administrative expenses, offset by the decrease in revenues.  The cost of Digital product sales decreased $421,000 or 6.4%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 76.8% of related revenues in 2016 compared to 77.0% in 2015.  Digital product sales general and administrative expenses decreased $538,000 or 25.0%, primarily due to a decrease in payroll and benefits and marketing expenses.

Digital product lease and maintenance operating income decreased $20,000 or 3.9%, primarily as a result of the decrease in revenues and an increase in general and administrative expenses, offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $265,000 or 20.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 64.4% of related revenues in 2016 compared to 69.4% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $20,000, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses increased $62,000 or 3.9%, primarily due to an increase in insurance and travel expenses.

Net interest expense decreased $48,000, primarily due to a reduction in the average outstanding long-term debt, primarily due to the payoff of the mortgage at the time of the sale/leaseback transaction in the first quarter of 2016 and the exchange agreement reached with certain holders of the Notes in the fourth quarter of 2015.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the six months ended June 30, 2016 and 2015 was a benefit of 6.6% and an expense of 0.6%, respectively.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds.  Both the 2016 and 2015 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The 2015 income tax expense relates to the Company’s Canadian subsidiary.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2016 and 2015:

	Three months ended June 30
In thousands, except percentages	2016		2015
Revenues:
Digital product sales	$4,998	86.6%	$5,114	84.6%
Digital product lease and maintenance	776	13.4%	930	15.4%
Total revenues	5,774	100.0%	6,044	100.0%
Cost of revenues:
Cost of digital product sales	3,704	64.1%	4,001	66.2%
Cost of digital product lease and maintenance	512	8.9%	655	10.8%
Total cost of revenues	4,216	73.0%	4,656	77.0%
Gross profit	1,558	27.0%	1,388	23.0%
General and administrative expenses	(1,527)	(26.5)%	(1,838)	(30.4)%
Operating income (loss)	31	0.5%	(450)	(7.4)%
Interest expense, net	(40)	(0.7)%	(73)	(1.2)%
(Loss) gain on foreign currency remeasurement	(8)	(0.1)%	(42)	(0.7)%
Gain on sale/leaseback transaction	33	0.6%	-	- %
Warrant expense	(7)	(0.1)%	(17)	(0.3)%
Income (loss) before income taxes	9	0.2%	(582)	(9.6)%
Income tax benefit	73	1.2%	-	- %
Net income (loss)	$82	1.4%	$(582)	(9.6)%

Total revenues for the three months ended June 30, 2016 decreased $270,000 or 4.5% to $5.8 million from $6.0 million for the three months ended June 30, 2015, primarily due to a decrease in Digital product lease and maintenance.

Digital product sales revenues decreased $116,000 or 2.3%, primarily due to a reduction in the lighting markets.

Digital product lease and maintenance revenues decreased $154,000 or 16.6%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended June 30, 2016 increased $481,000 to income of $31,000 from a loss of $450,000 for the three months ended June 30, 2015, principally due to a reduction in general and administrative expenses, offset by the reduction in revenues.

Digital product sales operating income increased $488,000 to $608,000 for the three months ended June 30, 2016 compared to $120,000 for the three months ended June 30, 2015, primarily due to a decrease in general and administrative expenses, offset by the decrease in revenues.  The cost of Digital product sales decreased $297,000 or 7.4%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 74.1% of related revenues in 2016 compared to 78.2% in 2015.  Digital product sales general and administrative expenses decreased $307,000 or 30.9%, primarily due to a decrease in payroll and benefits and marketing expenses.

Digital product lease and maintenance operating income decreased $19,000 or 7.9%, primarily as a result of the decrease in revenues and an increase in general and administrative expenses, offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $143,000 or 21.8%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 66.0% of related revenues in 2016 compared to 70.4% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $8,000, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses decreased $12,000 or 1.5%, primarily due to a decrease in professional services.

Net interest expense decreased $33,000, primarily due to a reduction in the average outstanding long-term debt, primarily due to the payoff of the mortgage at the time of the sale/leaseback transaction in the first quarter of 2016 and the exchange agreement reached with certain holders of the Notes in the fourth quarter of 2015.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the three months ended June 30, 2016 and 2015 was a benefit of 811.1% and an expense of 0.0%, respectively.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds.  Both the 2016 and 2015 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $1.0 million in the six months ended June 30, 2016 and had a working capital deficiency of $2.8 million as of June 30, 2016.  As of December 31, 2015, the Company had a working capital deficiency of $2.5 million. The increase in the working capital deficiency is primarily due to increases in customer deposits, the deferred portion of annual billings of lease and maintenance contracts and accounts payable, offset by increases in accounts receivable and inventory.

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

The Company used cash of $762,000 for operating activities for the six months ended June 30, 2016 and $1.1 million for the six months ended June 30, 2015.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $255,000 in the six months ended June 30, 2016 to $292,000 at June 30, 2016 from $547,000 at December 31, 2015.  The decrease is primarily attributable to cash used in operating activities of $762,000, an increase in restricted cash of $401,000, the payoff of the mortgage on the Des Moines facility of $329,000, and investment in property and equipment of $176,000, offset by proceeds received from the sale/leaseback of the Des Moines facility of $1.1 million and new debt entered with a related party of $500,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2016 for the remainder of 2016 and over the next four fiscal years:

	Remainder of 2016
In thousands		2017	2018	2019	2020
Long-term debt, including interest	$1,566	$60	$60	$520	$-
Pension plan contributions	594	769	459	276	152
Employment agreement obligations	275	550	100	-	-
Estimated warranty liability	48	88	72	55	31
Operating lease payments	366	769	426	356	337
Total	$2,849	$2,236	$1,117	$1,207	$520

Of the fixed cash obligations for debt for 2016, $1.5 million, including interest, of Notes and Debentures remained outstanding as of June 30, 2016 with consideration of an offer by the Company to settle for $192,000 in accordance with the Company’s offer to exchange that commenced in May 2016 and closed in July 2016.  In 2016, the Company has already made $729,000 of contributions to its pension plan, of which $429,000 was paid as of June 30, 2016 and $300,000 was paid subsequent to June 30, 2016. The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

On April 15, 2016, the Company declared a semi-annual dividend of $4.72 per share of Series B Preferred Stock aggregating $78,000, which was paid on May 26, 2016.

On July 12, 2016, the Company entered into a Credit Agreement, under which the Company is able to borrow up to an aggregate of $4.0 million.  See Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt for further details.

Long-Term Debt

As of June 30, 2016, the Company still had outstanding $626,000 of Notes which are no longer convertible into common shares and which matured as of March 1, 2012.  The Company also still had outstanding $334,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the $626,000 of remaining Notes and $334,000 of remaining Debentures.  Subsequent to June 30, 2016, holders of $239,000 of the Notes and $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a Director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of June 30, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  The minimum required contribution in 2016 is expected to be $1.0 million.  In 2016, the Company has already made $729,000 of contributions to its pension plan, of which $416,000 relates to this year’s minimum required contribution and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the PBGC released its lien on all of the Company’s assets.  Of the 2016 contributions made, $429,000 was paid during the six months ended June 30, 2016 and $300,000 was paid subsequent to June 30, 2016.  At this time, the Company is expecting to make its $594,000 of minimum required contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  At June 30, 2016, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $257,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at June 30, 2016.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2016 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $626,000 of Notes as of June 30, 2016 which are no longer convertible into common shares. The Notes matured as of March 1, 2012 and are currently in default. As of June 30, 2016 and December 31, 2015, the Company had accrued $353,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  Subsequent to June 30, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $334,000 of Debentures as of June 30, 2016.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2016 and December 31, 2015, the Company had accrued $209,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. Subsequent to June 30, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier. On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark.

Item 6.             Exhibits

10.1    Promissory note in favor of Carlisle (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K/A filed April 29, 2016).

10.2    Trademark licensing agreement effective as of June 30, 2016 by and between the Company as Licensor and Transtech as Licensee (filed herewith).

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
Date: August 12, 2016