Form 10-Q
period 2016-09-30
TRANS LUX Corp
filed 2016-11-10
CIK 99106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer            Accelerated filer             Non-accelerated filer             Smaller reporting company     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes             No      X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/9/16	Common Stock - $0.001 Par Value	1,710,671

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30 2016	December 31 2015
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$203	$547
Receivables, less allowance of $397 - 2016 and $559 - 2015	3,035	2,888
Inventories	2,423	1,876
Prepaids and other assets	1,114	605
Total current assets	6,775	5,916
Rental equipment	21,166	21,134
Less accumulated depreciation	17,678	16,452
Total rental equipment, net	3,488	4,682
Property, plant and equipment	1,140	2,159
Less accumulated depreciation	578	1,003
Total property, plant and equipment, net	562	1,156
Goodwill	744	744
Restricted cash	612	215
Other assets	1,479	277
TOTAL ASSETS	$13,660	$12,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,773	$1,209
Accrued liabilities	6,025	6,136
Current portion of long-term debt	2,567	1,031
Total current liabilities	10,365	8,376
Long-term liabilities:
Long-term debt, less current portion	217	262
Long-term debt - related party	500	-
Deferred pension liability and other	3,575	4,508
Total long-term liabilities	4,292	4,770
Total liabilities	14,657	13,146
Stockholders' deficit:
Preferred Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2016 and 2015	-	-
Preferred Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2016 and 2015 (liquidation preference $3,396,000)	3,302	3,302
Common - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2016 and 2015; shares outstanding: 1,710,671 in 2016 and 2015	2	2
Additional paid-in-capital	27,935	27,914
Accumulated deficit	(24,027)	(23,054)
Accumulated other comprehensive loss	(5,146)	(5,257)
Treasury stock - at cost - 27,840 common shares in 2016 and 2015	(3,063)	(3,063)
Total stockholders' deficit	(997)	(156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,660	$12,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands, except per share data	2016	2015	2016	2015
Revenues:
Digital product sales	$5,135	$7,289	$13,133	$15,809
Digital product lease and maintenance	720	873	2,333	2,751
Total revenues	5,855	8,162	15,466	18,560

Cost of revenues:
Cost of digital product sales	3,745	5,541	9,885	12,102
Cost of digital product lease and maintenance	502	700	1,540	2,003
Total cost of revenues	4,247	6,241	11,425	14,105

Gross profit	1,608	1,921	4,041	4,455
General and administrative expenses	(1,865)	(1,805)	(5,230)	(5,626)
Operating (loss) income	(257)	116	(1,189)	(1,171)
Interest expense, net	(131)	(87)	(206)	(210)
Gain (loss) on foreign currency remeasurement	47	162	(95)	352
Gain on extinguishment of debt	462	-	462	-
Gain on sale/leaseback transaction	33	-	88	-
Warrant expense	(7)	(18)	(21)	(53)
Income (loss) before income taxes	147	173	(961)	(1,082)
Income tax (expense) benefit	(7)	-	66	(8)
Net income (loss)	$140	$173	$(895)	$(1,090)

Earnings (loss) per share - basic and diluted	$0.05	$0.10	$(0.61)	$(0.65)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

In thousands	2016	2015	2016	2015

Net income (loss)	$140	$173	$(895)	$(1,090)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(38)	(161)	111	(358)
Total other comprehensive (loss) income, net of tax	(38)	(161)	111	(358)
Comprehensive income (loss)	$102	$12	$(784)	$(1,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Nine Months Ended September 30

In thousands	2016	2015
Cash flows from operating activities
Net loss	$(895)	$(1,090)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	1,874
Amortization of gain on sale/leaseback transaction	(88)	-
Loss on disposal of assets	-	2
Gain on extinguishment of debt	(462)	-
Loss (gain) on foreign currency remeasurement	95	(352)
Amortization of warrants - stock compensation expense	21	53
Bad debt expense (recovery)	294	(166)
Changes in operating assets and liabilities:
Receivables	(434)	(1,245)
Inventories	(547)	(345)
Prepaids and other assets	(580)	(425)
Accounts payable	564	733
Accrued liabilities	(100)	6
Deferred pension liability and other	(977)	(167)
Net cash used in operating activities	(1,775)	(1,122)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	1,100	-
Equipment manufactured for rental	(32)	(61)
Purchases of property, plant and equipment	(279)	(190)
Deposits for property, plant and equipment	(1,066)	-
Restricted cash	(397)	-
Net cash used in investing activities	(674)	(251)
Cash flows from financing activities
Proceeds from revolving loan	1,477	-
Proceeds from long-term debt	700	500
Proceeds from long-term debt - related parties	500	500
Payments of long-term debt	(404)	(43)
Payments of dividends on preferred stock	(78)	-
Payments for deferred financing fees	(65)	-
Payments for fees on extinguishment of debt	(27)	-
Payments of rights offering costs	-	(131)
Net cash provided by financing activities	2,103	826
Effect of exchange rate changes	2	(14)
Net decrease in cash and cash equivalents	(344)	(561)
Cash and cash equivalents at beginning of year	547	650
Cash and cash equivalents at end of period	$203	$89
Supplemental disclosure of cash flow information:
Interest paid	$109	$67
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2016 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $895,000 in the nine months ended September 30, 2016 and has a working capital deficiency of $3.6 million as of September 30, 2016.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.2 million at September 30, 2016 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances at September 30, 2016 of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

Of these fixed cash obligations, thus far in 2016 using cash on hand, cash from operating activities and cash from debt financing, the Company has already made $1.1 million of contributions to its pension plan, of which $791,000 relates to minimum required contributions and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the Pension Benefit Guaranty Corporation (“PBGC”) released its lien on all of the Company’s assets.  The Company continues to consider further exchanges of the $387,000 of Notes and the $220,000 of Debentures remaining as of September 30, 2016, but has no agreements, commitments or understandings with respect to any further such exchanges.

The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current debt financing could limit its ability to incur more debt.

Note 3 – Inventories

Inventories consist of the following:

In thousands	September 30 2016	December 31 2015
Raw materials	$1,718	$1,378
Work-in-progress	381	409
Finished goods	324	89
Total inventories	$2,423	$1,876

Note 4 – Rental Equipment

Rental equipment consists of the following:

In thousands	September 30 2016	December 31 2015
Rental equipment	$21,166	$21,134
Less accumulated depreciation	17,678	16,452
Net rental equipment	$3,488	$4,682

The Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) in 2013 and financed the future receivables relating to certain lease contracts.  The liabilities related to this transaction are included in Accrued liabilities and in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

Depreciation expense for rental equipment for the three months ended September 30, 2016 and 2015 was $409,000 and $600,000, respectively.  Depreciation expense for rental equipment for the nine months ended September 30, 2016 and 2015 was $1.2 million and $1.7 million, respectively.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	September 30 2016	December 31 2015
Land, buildings and improvements	$-	$1,256
Machinery, fixtures and equipment	1,115	878
Leaseholds and improvements	25	25
	1,140	2,159
Less accumulated depreciation	578	1,003
Net property, plant and equipment	$562	$1,156

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was paid in full.  Net proceeds of $661,000 were received after paying off the related mortgage.  The Company calculated a gain of $267,000, which will be recognized over the 24 month term of the lease.  For the three and nine months ended September 30, 2016, $33,000 and $88,000, respectively, of the gain has been recognized.

Depreciation expense for property, plant and equipment for the three months ended September 30, 2016 and 2015 was $40,000 and $57,000, respectively.  Depreciation expense for property, plant and equipment for the nine months ended September 30, 2016 and 2015 was $108,000 and $153,000, respectively.

The Company has paid $1.1 million of deposits toward new manufacturing machinery, which is included in Other assets in the Condensed Consolidated Balance Sheets as of September 30, 2016. We expect to put this new machinery into service in the 4th quarter of 2016.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

In thousands	September 30 2016	December 31 2015
Credit agreement – revolving loan	$1,477	$-
Credit agreement – term loan	400	-
8¼% Limited convertible senior subordinated notes due 2012	387	626
9½% Subordinated debentures due 2012	220	334
Term loan – related party	500	-
Term loan – other	300	-
Real estate mortgage – secured	-	333
	3,284	1,293
Less portion due within one year	2,567	1,031
Long-term debt	$717	$262

On July 12, 2016, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation as borrowers (the “Borrowers”) and SCM Specialty Finance Opportunities Fund, L.P. (“SCM”), as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0%, for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0%, for the purchase of equipment.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  As of September 30, 2016, the Company had drawn $1.5 million on the revolving loan and $400,000 on the term loan.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 starting with their August 31, 2016 financial statements.  As of September 30, 2016, the Company was in compliance with all covenants.  The Credit Agreement allows the Company to continue to pay dividends on all its Series B Convertible Preferred Stock (“Series B Preferred Stock”) or any other new preferred stock, if any, which dividends will be excluded as fixed charges for 18 months.

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

In connection with the agreement between BFI Capital Fund II, LLC (“BFI”) and the Borrowers (the “BFI Agreement”), the Borrowers entered into a First Amendment to Credit and Security Agreement dated as of September 8, 2016 with SCM, to provide for certain amendments to the Credit and Security Agreement with SCM dated July 12, 2016 to allow for the Company’s entry into the BFI Agreement and the security interest granted to BFI thereunder.  The Company, BFI and SCM also entered into a Mutual Lien Intercreditor Agreement, dated as of September 8, 2016, setting forth SCM’s senior lien position to all collateral of the Company, except for the purchase order securing the BFI Agreement, and the rights of each of SCM and BFI with respect to the collateral of the Company.

As of September 30, 2016, the Company had outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2016 and December 31, 2015, the Company had accrued $226,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  On July 15, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $309,000.

As of September 30, 2016, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2016 and December 31, 2015, the Company had accrued $143,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  On July 15, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $155,000.

On September 8, 2016, the Company entered into the BFI Agreement, pursuant to which the Company can borrow up to $750,000 at a fixed rate of interest of 10.00%, with a maturity date of May 1, 2017.  As of September 30, 2016, the Company has borrowed $300,000 under the BFI Agreement.  Subsequent to September 30, 2016, the Company borrowed the remaining $450,000 available under the BFI Agreement and currently has the full $750,000 outstanding under the BFI Agreement.  Under the BFI Agreement, the Company granted BFI a security interest in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in July 2016.

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

The following table presents the components of net periodic pension cost:

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015
Interest cost	$124	$144	$365	$432
Expected return on plan assets	(168)	(169)	(504)	(507)
Amortization of net actuarial loss	53	140	149	420
Net periodic pension cost	$9	$115	$10	$345

As of September 30, 2016, the Company has recorded a current pension liability of $804,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.5 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2016 is expected to be $1.0 million.  In 2016, the Company has already made $1.1 million of contributions to its pension plan, of which $791,000 relates to minimum required contributions and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the PBGC released its lien on all of the Company’s assets.

Note 8 – Loss Per Share

The following table presents the calculation of loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015
Numerator:
Net income (loss), as reported	$140	$173	$(895)	$(1,090)
Accrued dividends on preferred shares	(50)	-	(149)	-
Net income (loss) attributable to common shares	$90	$173	$(1,044)	$(1,090)
Denominator:
Weighted average shares outstanding	1,711	1,673	1,711	1,673
Basic and diluted earnings (loss) per share	$0.05	$0.10	$(0.61)	$(0.65)

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

On October 20, 2016, the Company declared a semi-annual dividend of $6.00 per share of Series B Preferred Stock aggregating $99,000, which was paid on October 24, 2016.  On April 15, 2016, the Company declared a semi-annual dividend of $4.72 per share of Series B Preferred Stock aggregating $78,000, which was paid on May 26, 2016.

At September 30, 2016, the Company accumulated unpaid dividends of $94,000 related to the Series B Preferred Stock issued in November 2015.  There were no accumulated unpaid dividends related to Series B Preferred Stock at September 30, 2015.

As of September 30, 2016, the Company had 52,000 warrants outstanding, none of which were used in the calculation of diluted earnings (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of September 30, 2016, the Company had 16,512 shares of Series B Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted earnings (loss) per share because their purchase price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Series B Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Series B Preferred Stock.

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

Note 10 – Related Party Transactions

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is our primary LED supplier.  On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark.  In the three and nine months ended September 30, 2016, there were no such sales.

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

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

In thousands	2016	2015	2016	2015
Revenues:
Digital product sales	$5,135	$7,289	$13,133	$15,809
Digital product lease and maintenance	720	873	2,333	2,751
Total revenues	$5,855	$8,162	$15,466	$18,560
Operating income (loss):
Digital product sales	$351	$743	$602	$554
Digital product lease and maintenance	160	125	651	636
Corporate general and administrative expenses	(768)	(752)	(2,442)	(2,361)
Total operating income (loss)	(257)	116	(1,189)	(1,171)
Interest expense, net	(131)	(87)	(206)	(210)
Gain (loss) on foreign currency remeasurement	47	162	(95)	352
Gain on extinguishment of debt	462	-	462	-
Gain on sale/leaseback transaction	33	-	88	-
Warrant expense	(7)	(18)	(21)	(53)
Income (loss) before income taxes	147	173	(961)	(1,082)
Income tax (expense) benefit	(7)	-	66	(8)
Net income (loss)	$140	$173	$(895)	$(1,090)

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2016 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

In October 2016, the Company borrowed the remaining $450,000 available under the BFI Agreement.  See Note 6 – Long-Term Debt for further details.

On October 20, 2016, the Company declared a semi-annual dividend of $6.00 per share of Series B Preferred Stock aggregating $99,000, which was paid on October 24, 2016, as noted in Note 8 – Loss Per Share.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $895,000 in the nine months ended September 30, 2016 and had a working capital deficiency of $3.6 million as of September 30, 2016.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.2 million at September 30, 2016, including $804,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which as of September 30, 2016 had remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2016 and 2015:

	Three months ended September 30
In thousands, except percentages	2016		2015
Revenues:
Digital product sales	$5,135	87.7%	$7,289	89.3%
Digital product lease and maintenance	720	12.3%	873	10.7%
Total revenues	5,855	100.0%	8,162	100.0%
Cost of revenues:
Cost of digital product sales	3,745	63.9%	5,541	67.9%
Cost of digital product lease and maintenance	502	8.6%	700	8.6%
Total cost of revenues	4,247	72.5%	6,241	76.5%
Gross profit	1,608	27.5%	1,921	23.5%
General and administrative expenses	(1,865)	(31.9)%	(1,805)	(22.1)%
Operating (loss) income	(257)	(4.4)%	116	1.4%
Interest expense, net	(131)	(2.3)%	(87)	(1.1)%
Gain on foreign currency remeasurement	47	0.8%	162	2.0%
Gain on extinguishment of debt	462	7.9%	-	-%
Gain on sale/leaseback transaction	33	0.6%	-	-%
Warrant expense	(7)	(0.1)%	(18)	(0.2)%
Income before income taxes	147	2.5%	173	2.1%
Income tax expense	(7)	(0.1)%	-	-%
Net income	$140	2.4%	$173	2.1%

Total revenues for the three months ended September 30, 2016 decreased $2.3 million or 28.3% to $5.9 million from $8.2 million for the three months ended September 30, 2015, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $2.2 million or 29.6%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $153,000 or 17.5%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total gross margin for the three months ended September 30, 2016 increased to 27.5% from 23.5% for the three months ended September 30, 2015, primarily due to lower freight and warranty costs related to Digital product sales revenues and lower depreciation expense related to Digital product lease and maintenance revenues.

Total operating (loss) income for the three months ended September 30, 2016 decreased $373,000 to a loss of $257,000 from income of $116,000 for the three months ended September 30, 2015, principally due to the reduction in revenues.

Digital product sales operating income decreased $392,000 or 52.8%, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $1.8 million or 32.4%, primarily due to the decrease in revenues and lower freight and warranty costs. The cost of Digital product sales represented 72.9% of related revenues in 2016 compared to 76.0% in 2015.  Digital product sales general and administrative expenses decreased $34,000 or 3.4%, primarily due to a decrease in marketing expenses.

Digital product lease and maintenance operating income increased $35,000 or 28.0%, primarily as a result of a decrease in the cost of Digital product lease and maintenance, offset by the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $198,000 or 28.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 69.7% of related revenues in 2016 compared to 80.2% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $10,000 or 20.8%, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses increased $16,000 or 2.1%, primarily due to an increase in professional services.

Net interest expense increased $44,000 or 50.6%, primarily due to an increase in the average outstanding long-term debt, primarily due to interest related to the Credit Agreement, offset by the payoff of the mortgage at the time of the sale/leaseback transaction in the first quarter of 2016 and the exchange agreements reached with certain holders of the Notes in the third quarter of 2016 and the fourth quarter of 2015.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

Gain on extinguishment of debt relates to the Company’s offers to exchange each $1,000 of principal of its Notes and Debentures, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

The effective tax rate for the three months ended September 30, 2016 and 2015 was 4.8% and 0.0%, respectively.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds, as well as income tax expense relating to the Company’s Canadian subsidiary.  Both the 2016 and 2015 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30
In thousands, except percentages	2016		2015
Revenues:
Digital product sales	$13,133	84.9%	$15,809	85.2%
Digital product lease and maintenance	2,333	15.1%	2,751	14.8%
Total revenues	15,466	100.0%	18,560	100.0%
Cost of revenues:
Cost of digital product sales	9,885	63.9%	12,102	65.2%
Cost of digital product lease and maintenance	1,540	10.0%	2,003	10.8%
Total cost of revenues	11,425	73.9%	14,105	76.0%
Gross profit	4,041	26.1%	4,455	24.0%
General and administrative expenses	(5,230)	(33.8)%	(5,626)	(30.3)%
Operating loss	(1,189)	(7.7)%	(1,171)	(6.3)%
Interest expense, net	(206)	(1.3)%	(210)	(1.1)%
(Loss) gain on foreign currency remeasurement	(95)	(0.6)%	352	1.9%
Gain on extinguishment of debt	462	3.0%	-	-%
Gain on sale/leaseback transaction	88	0.5%	-	-%
Warrant expense	(21)	(0.1)%	(53)	(0.3)%
Loss before income taxes	(961)	(6.2)%	(1,082)	(5.8)%
Income tax benefit (expense)	66	0.4%	(8)	(0.1)%
Net loss	$(895)	(5.8)%	$(1,090)	(5.9)%

Total revenues for the nine months ended September 30, 2016 decreased $3.1 million or 16.7% to $15.5 million from $18.6 million for the nine months ended September 30, 2015, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $2.7 million or 16.9%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $418,000 or 15.2%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total gross margin for the nine months ended September 30, 2016 increased to 27.5% from 23.5% for the nine months ended September 30, 2015, primarily due lower depreciation expense related to Digital product lease and maintenance revenues.

Total operating loss for the nine months ended September 30, 2016 remained flat at $1.2 million as compared to the nine months ended September 30, 2015, principally due to an overall reduction in consolidated general and administrative expenses, offset by the reduction in revenues.

Digital product sales operating income increased $48,000 or 8.7%, primarily due to a decrease in general and administrative expenses, offset by the decrease in revenues.  The cost of Digital product sales decreased $2.2 million or 18.3%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 75.3% of related revenues in 2016 compared to 76.6% in 2015.  Digital product sales general and administrative expenses decreased $507,000 or 16.1%, primarily due to a decrease in payroll and benefits and marketing expenses.

Digital product lease and maintenance operating income increased $15,000 or 2.4%, primarily as a result of a decrease in the cost of Digital product lease and maintenance, offset by the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $463,000 or 23.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 66.0% of related revenues in 2016 compared to 72.8% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $30,000, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses increased $81,000 or 3.4%, primarily due to an increase in insurance and travel expenses.

Net interest expense decreased $4,000 or 1.9%, primarily due to a reduction in the average outstanding long-term debt, primarily due to the payoff of the mortgage at the time of the sale/leaseback transaction in the first quarter of 2016 and the exchange agreements reached with certain holders of the Notes in the third quarter of 2016 and the fourth quarter of 2015, offset by interest related to the Credit Agreement.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

Gain on extinguishment of debt relates to the Company’s offers to exchange each $1,000 of principal of its Notes and Debentures, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

The effective tax rate for the nine months ended September 30, 2016 and 2015 was a benefit of 6.9% and an expense of 0.7%, respectively.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds.  Both the 2016 and 2015 tax rates are being affected by the income tax expense relates to the Company’s Canadian subsidiary, as well as the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $895,000 in the nine months ended September 30, 2016 and had a working capital deficiency of $3.6 million as of September 30, 2016.  As of December 31, 2015, the Company had a working capital deficiency of $2.5 million.  The increase in the working capital deficiency is primarily due to the increases in the current portion of long-term debt (related to the Credit Agreement with SCM and the BFI Agreement, offset by the payoff of the mortgage on the Des Moines facility and the reduction in the amounts due under the Notes and Debentures), increases in customer deposits, the deferred portion of annual billings of lease and maintenance contracts and accounts payable, offset by increases in inventory and accounts receivable.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current debt financing could limit its ability to incur more debt.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $1.8 million for operating activities for the nine months ended September 30, 2016 and $1.1 million for the nine months ended September 30, 2015.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $344,000 in the nine months ended September 30, 2016 to $203,000 at September 30, 2016 from $547,000 at December 31, 2015.  The decrease is primarily attributable to cash used in operating activities of $1.8 million, an increase in restricted cash of $397,000, the payoff of the mortgage on the Des Moines facility of $329,000, and investment in property and equipment of $1.3 million, offset by net proceeds received from the Credit Agreement of $1.9 million, proceeds received from the sale/leaseback of the Des Moines facility of $1.1 million, proceeds received from new debt entered with a related party of $500,000 and proceeds received from the BFI Agreement of $300,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2016 for the remainder of 2016 and over the next four fiscal years:

In thousands	Remainder of 2016	2017	2018	2019	2020
Long-term debt, including interest	$2,524	$594	$234	$520	$-
Pension plan contributions	219	769	459	276	152
Employment agreement obligations	138	550	100	-	-
Estimated warranty liability	25	91	75	59	36
Operating lease payments	210	685	342	335	337
Total	$3,116	$2,689	$1,210	$1,190	$525

Of the fixed cash obligations for debt for 2016, $976,000, including interest, of Notes and Debentures remained outstanding as of September 30, 2016 with consideration of an offer by the Company to settle for $121,000 in accordance with the Company’s offer to exchange that closed in July 2016.  In 2016, the Company has already made $1.1 million of contributions to its pension plan.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to shareholders.  In addition, the Company’s current debt financing could limit its ability to incur more debt.

On October 20, 2016, the Company declared a semi-annual dividend of $6.00 per share of Series B Preferred Stock aggregating $99,000, which was paid on October 24, 2016.

Long-Term Debt

On July 12, 2016, the Company entered into a Credit Agreement with SCM as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0%, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0%.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  As of September 30, 2016, the Company had drawn $1.5 million on the revolving loan and $400,000 on the term loan.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.  See Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt for further details.

On September 8, 2016, the Company entered into the BFI Agreement at a fixed interest rate of 10.00%, which is due to mature on May 1, 2017 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of September 30, 2016, the Company has borrowed $300,000 under the BFI Agreement.  Subsequent to September 30, 2016, the Company borrowed the remaining $450,000 available under the BFI Agreement and currently has the full $750,000 outstanding under the BFI Agreement.  See Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt for further details.

As of September 30, 2016, the Company still had outstanding $387,000 of Notes which are no longer convertible into common shares and which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  On July 15, 2016, holders of $239,000 of the Notes and $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.  The Company continues to consider future exchanges of the $387,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a Director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company experienced.  The 2009, 2010 and 2012 waivers have been approved and granted subject to certain conditions, and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of September 30, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $395,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $274,000, which is scheduled to be repaid through 2017.  If the Company does not fulfill the conditions of the waivers, the PBGC and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  The minimum required contribution in 2016 is expected to be $1.0 million.  In 2016, the Company has already made $1.1 million of contributions to its pension plan, of which $791,000 relates to minimum required contributions and $313,000 relates to additional contributions above the minimum required contribution.  Based on the additional contributions, the PBGC released its lien on all of the Company’s assets.  At this time, the Company is expecting to make its $219,000 of minimum required contributions remaining for 2016; however there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  At September 30, 2016, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $250,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2016.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2016 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $387,000 of Notes as of September 30, 2016 which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2016 and December 31, 2015, the Company had accrued $226,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.  On July 15, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $220,000 of Debentures as of September 30, 2016.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2016 and December 31, 2015, the Company had accrued $143,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On July 15, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of July 12, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 13, 2016).  First Amendment to Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 12, 2016).

10.2     Credit Agreement with BFI Capital Fund II, LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 12, 2016).

10.3     Mutual Lien Intercreditor Agreement between SCM Specialty Finance Opportunities Fund, L.P. and BFI Capital Fund II, LLC, dated as of September 8, 2106 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed September 12, 2016).

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
Date: November 10, 2016