Form 10-K
period 2016-12-31
TRANS LUX Corp
filed 2017-03-24
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Park Avenue, Suite 2001, New York, New York  10022

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (800) 243-5544

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

2016 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2016, was approximately $1,399,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders. Such exclusion should not be deemed a determination by the registrant that all of such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 23, 2017, was 1,710,671 shares of Common Stock.

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

The Company is a leading designer and manufacturer of digital display solutions, fixed digit scoreboards and LED Lighting fixtures and lamps.

DIGITAL DISPLAY PRODUCTS

The Company’s LED display systems include the latest features and functionality.  The Company’s product line of high-performance state-of-the-art digital display products and controllers are used to show full-color video and messages in virtually any configuration and application.  The products are used by sports arenas and stadiums; financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, racetracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.

The Company employs a modular engineering design strategy, allowing basic “building blocks” of modules to be easily combined and configured in order to meet the broad application requirements of the various industries it serves.  This approach ensures product flexibility, reliability, ease of service and reduced spare parts requirements.

The Company’s display product line is comprised of two distinct segments: the Digital product sales division and the Digital product lease and maintenance division.

Digital Product Sales Division:  The Digital product sales division is segmented into five categories: Out-of-Home, Sports, Transportation, Live Entertainment and Retail & Hospitality.

Digital product Lease and Maintenance Division:  The Digital product lease and maintenance division leases and performs maintenance on digital products across all of the sectors under agreement terms ranging from 30 days to 10 years.

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2016 and 2015 was approximately $3.1 million and $2.4 million, respectively.  The December 31, 2016 backlog is expected to be recognized as sales in 2017, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

LED LIGHTING

The LED lighting market provides energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

The Company has developed what it believes is a unique business model for the LED Lighting market as a source manufacturer and distributor that integrates energy efficiency as well as customer experience solutions into a seamless package that is delivered directly to the end customer.  The Company manufactures as well as distributes all lighting solutions from single watt vanity lights to 750-watt facility lighting.

The business model for the lighting sales team is ROI (return on investment) driven and focuses on maximizing rebates and energy incentives to subsidize upfront capital expenses.  We believe we provide our customers with the highest quality lights, widest array of financing options and world-class manufacturing with full product warranties and guarantees.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its capacity to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

The Company’s TLVisionTM line includes our latest LED Large Screen Systems that feature the most recent digital product technologies and capabilities, available in various pitch design.  TLVisionTM consists of full-color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for very close distance viewing and up to 50mm for very long distance viewing.  The Company also continues to expand its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments as well as continually tracking emerging technologies that can enhance its products.  Full color, live video and digital input technologies continue to be enhanced.

The Company maintains a staff responsible for product development and support.  The engineering, product enhancement and development efforts are supplemented by outside independent engineering consulting organizations, as required.

MARKETING AND DISTRIBUTION

In North America, the Company markets its digital display products in the United States and Canada using a combination of distribution channels, including direct sales representatives and a network of independent dealers and distributors.  By working with software vendors and using the internet to expand the quality and quantity of multimedia content that can be delivered to our digital products, we offer customers relevant, timely information, content management software and display hardware in the form of turnkey display communications packages.

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at domestic and international trade shows annually.

Headquartered in New York, New York, the Company has sales and service offices in Des Moines, Iowa, and Hazelwood, Missouri, as well as satellite offices in other parts of the United States.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2016 and 2015, respectively.

In 2016, the Company’s revenues did not include any individual customer that exceeded 10% of total revenues.  In 2015, one multinational customer accounted for 12.5% of total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facilities are located in Des Moines, Iowa, and Hazelwood, Missouri.  The production facilities consist principally of the manufacturing, assembly and testing of digital product units and related components. The Company performs most subassembly and most final assembly of its digital display products.

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

The Company has the ability to modify its product lines.  The Company’s displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum amount of lead-time.  The Company designs certain of its materials to match components furnished by suppliers.  If such suppliers are unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources.  Such replacement might result in engineering design changes, as well as delays in obtaining such replacement components.  The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs.  The Company also believes that there are presently other qualified vendors of these components.  Other than the LEDs and LED modules which are manufactured by foreign sources, the Company does not acquire significant amounts of components directly from foreign suppliers.  The Company’s products are third-party certified for compliance with applicable safety, electromagnetic emissions and susceptibility requirements worldwide.

SERVICE AND SUPPORT

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company’s equipment on lease and maintenance bases and other types of customer-owned equipment.  The Company believes that the quality and timeliness of its on-site service personnel are essential components for the Company’s ongoing and future success.  The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada.  The Company provides training to end-users and provides ongoing support to users who have questions regarding operating procedures, equipment problems or other issues.  The Company provides installation and service to those who purchase and lease equipment.  Additionally, the Company’s dealers and distributors offer support for the products they sell in the market segments they cover.

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

COMPETITION

The Company’s availability of short and long-term leases to customers and its nationwide sales, service and installation capabilities are major competitive advantages in the digital product business. The Company believes that it is the largest supplier of large-scale stock, commodity, sports and race book gaming digital products in the United States, as well as one of the larger digital product and service organizations in the country.

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

EMPLOYEES

The Company had approximately 80 employees as of March 3, 2017.  Approximately 31% of the employees are unionized, pursuant to a collective bargaining agreement, which expires on December 31, 2019.  The Company believes its employee relations are good.

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

While our operations have been improving, we have incurred operating losses for the past several years.  During the years ended December 31, 2016 and 2015, we incurred losses of $611,000 and $1.7 million, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows in order to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.  In addition, we cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.

WE HAVE RECEIVED WAIVERS, SUBJECT TO CERTAIN CONDITIONS, OF THE 2009, 2010 AND 2012 MINIMUM FUNDING STANDARDS FOR OUR DEFINED BENEFIT PENSION PLAN, WHICH, IF WE FAIL TO FULFILL THE REQUIRED CONDITIONS FOR, MAY RESULT IN THE TERMINATION OF THE PLAN OR REQUIRE US TO MAKE THE UNPAID CONTRIBUTIONS

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  In 2016, we made the minimum required $1.0 million of contributions to the plan, as well as additional contributions of $314,000.  At this time, we expect to make our minimum required contributions in 2017 of $660,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 14 to the Consolidated Financial Statements – Pension Plan for further details.

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2016, we had outstanding debt of approximately $3.5 million, $3.0 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $607,000 of Notes and Debentures for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

We have outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

We have outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

COMPETITORS MAY POSSESS SUPERIOR RESOURCES AND DELIVER MORE MARKETABLE PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR OPERATING MARGINS

Our digital products compete with a number of competitors, both larger and smaller than us, and with products based on different forms of technology.  In addition, there are several competitors whose current products utilize similar technology and who possess the resources to develop competitive and more sophisticated products in the future.  Our success is, to some extent, dependent upon our ability to anticipate technological changes in the industry and to successfully identify, obtain, develop and market new products that satisfy evolving industry requirements.  There can be no assurance that competitors will not market new products which may have perceived advantages over our products or which, because of pricing strategies, render the products currently sold by us less marketable or would otherwise adversely affect our operating margins.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO OBTAIN THE RENEWAL OF EXISTING LEASES OR ENTER INTO NEW LEASES AS OUR CURRENT LEASES EXPIRE, WHICH MAY NOT BE FEASIBLE.  THE INABILITY TO RENEW OR REPLACE OUR LEASES WOULD NEGATIVELY AFFECT OUR OPERATIONS

We derive a substantial percentage of our revenues from the leasing of our digital products, generally pursuant to leases that have an average term of one to five years.  Consequently, our future success is, at a minimum, dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire.  We also derive a significant percentage of our revenues from maintenance agreements relating to our digital display products.  The average term of such agreements is one to five years.  A portion of the maintenance agreements is cancelable upon 30 days notice.  There can be no assurance that we will be successful in obtaining the renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

OUR RELIANCE UPON THIRD-PARTY MANUFACTURERS IN CHINA COULD SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products are produced in China by third-party manufacturers.  Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases or negative fluctuations in currency, which could negatively impact our results of operations and working capital.  Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner.  Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law.  Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable and that all debts owing to us, whether in the form of cash or product, will be collectible.  While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations as a result of political, governmental, regulatory, economic, exchange rate, labor, logistical or other factors could have a material adverse effect on our future operating results.

SUPPLIERS MAY BE UNABLE OR UNWILLING TO FURNISH US WITH REQUIRED COMPONENTS, WHICH MAY DELAY OR REDUCE OUR PRODUCT SHIPMENTS AND NEGATIVELY AFFECT OUR BUSINESS

We design certain of our products to match components furnished by suppliers.  If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources.  In particular, we purchase most of the LEDs and LED module blocks used in our digital products and lighting from three main suppliers.  We do not have long-term supply contracts with these suppliers.  A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components.  We believe that there are presently other qualified vendors of these components.  Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

WE CURRENTLY HAVE OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK

We sold 16,512 shares of Series B Convertible Preferred Stock (“Preferred Stock”) in a rights offering consummated on November 19, 2015.  The Preferred Stock carries a 6.0% cumulative annual dividend, payable semi-annually on April 15 and October 15 in cash or Common Stock, and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 common shares for each share of Preferred Stock held at the time of conversion.  Under Delaware law, we may only pay dividends or make a distribution to our stockholders from our surplus (as determined in accordance with Delaware General Corporate Law) or our net profits for the current fiscal year before the dividend or distribution is declared under certain circumstances.  Therefore, our ability to pay dividends and make any other distributions in the future will depend upon our financial results, liquidity and financial condition.

The shares of Preferred Stock may be subject to mandatory conversion after three years, or earlier if the closing sale price of our Common Stock has been greater than or equal to $15.00 for 30 consecutive days.  The conversion of all or substantially all of Preferred Stock will be dilutive to the current holders of our Common Stock, and if the holders of the Common Stock received upon conversion of Preferred Stock choose to sell all or some of all these shares of Common Stock, the resulting shares could depress the market value of our Common Stock.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING PREFERRED STOCK AND WARRANTS, THE CONVERSION AND EXERCISE OF WHICH WOULD DILUTE THE THEN-EXISTING STOCKHOLDERS’ PERCENTAGE OWNERSHIP OF OUR COMMON STOCK

As of December 31, 2016, we had outstanding Preferred Stock convertible into 330,240 shares of Common Stock and outstanding warrants to purchase 52,000 shares of Common Stock.  If all of the outstanding warrants were exercised, the proceeds to us would average $12.40 per share.  In addition, over the next two years up to an additional 40,000 shares of Common Stock are potentially issuable as dividends with respect to the Preferred Stock (based on an assumed dividend rate of 6% per annum).  We also had 200,000 shares of Common Stock reserved for issuance under our stock plans with respect to options or restricted stock that have not been granted.  The exercise of all of the outstanding warrants, the conversion of the Preferred Stock into Common Stock, the payment of dividends on the Preferred Stock through the issuance of Common Stock, the grant and exercise of additional options and/or the grant of restricted stock would dilute the then-existing stockholders’ percentage ownership of Common Stock, and any sales in the public market of the Common Stock issuable upon such exercise could adversely affect prevailing market prices for the Common Stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares of our Common Stock.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.  Our Certificate of Incorporation also contains a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an “Interested Person” or “Acquiring Person,” as well as any amendment to the provision which divides the Board into three classes.

Additionally, we are authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 are designated as Series A Convertible Preferred Stock (“SACPS”), none of which are outstanding, and (ii) 51,000 are designated as Preferred Stock, 16,512 of which are outstanding.  The unissued preferred stock, if issued, will contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

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

As of March 23, 2017, 10 stockholders who are executive officers and/or directors of the Company beneficially own approximately 37.1% of our Common Stock and 2 stockholders who are neither officers nor directors of the Company beneficially own approximately 41.9% of our Common Stock.  Accordingly, such stockholders could exert significant control over any potential stockholder actions.

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

WE ARE DEPENDENT ON A SIGNIFICANT CUSTOMER

For the years ended December 31, 2016 and 2015, we had one customer which accounted for 9.4% and 12.5%, respectively, of our total revenue.  The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.               PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 445 Park Avenue, Suite 2001, New York, New York, which is used for its executive and administrative office.  Until February 1, 2016, the Company owned a facility in Des Moines, Iowa where its manufacturing operations are maintained.  On February 1, 2016, the Company executed a sale/leaseback transaction for this property, which includes a two-year lease period at an annual rental of $158,000.  In 2016, the Company entered into a seven-year lease for a facility in Hazelwood, Missouri, which is being used for manufacturing operations.

The aggregate property rent expense was $625,000 and $541,000 for the years ended December 31, 2016 and 2015, respectively.

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

(b)         The Company had approximately 223 holders of record of its Common Stock as of March 23, 2017.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.

(c)         The Board of Directors did not declare any cash dividends on Common Stock during 2016 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  The Board of Directors declared cash dividends of $4.72 per share in April 2016 and $6.00 per share in October 2016 for each share of Preferred Stock.  As described herein, the Preferred Stock carries a 6.0% cumulative annual dividend.

(d)         The following table sets forth the range of Common Stock prices on the OTCQB:

	2016		2015
	High	Low	High	Low
First Quarter	$4.10	$3.05	$5.55	$4.03
Second Quarter	$4.15	$2.01	$4.50	$2.25
Third Quarter	$4.20	$2.28	$3.50	$3.04
Fourth Quarter	$3.20	$2.00	$5.80	$3.50

(e)              The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2016.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the issuance of this Form 10-K.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.4 million at December 31, 2016, including $660,000 of minimum contributions due over the next 12 months.  The 2017 pension minimum contribution includes $149,000 of payments that represent the remaining balance of the 2012 waiver.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s defined benefit pension plan over the next 12 months from the date of issuance of this Form 10-K, raises substantial doubt about our ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements - Going Concern.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $3.1 million carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2016 impairment analysis included a renewal rate estimate of 78.5% and a CPI rate change of approximately 0.9%, which were the actual average rates for the two-year period ended December 31, 2016.  Based on these assumptions, the cash flow model determined a fair value of $7.1 million, exceeding its carrying value by 133%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $108,000.  For every 0.1-percentage point change in the CPI rate, the valuation would change by approximately $19,000.

Rental equipment is comprised of installed digital products on lease that are primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s that are still in operation.  Current contracts have an average age of 20.0 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its digital product sales reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 14.5 percentage points within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 12.5 percentage points or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2016 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 321.0%; therefore there was no impairment of goodwill related to our digital product sales reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

Restricted Cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its Hazelwood manufacturing facility as a security deposit.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its New York headquarters as a security deposit.  The Company has presented these funds as restricted cash since the use of the funds under the certificate of deposit is restricted.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded an after-tax charge in unrecognized pension liability of $409,000 in other comprehensive loss in 2016 and a gain of $652,000 in 2015.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2016, plan assets were invested 31.1% in fixed income contracts and 68.9% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2016, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.16%.  The net periodic cost for 2017 will be based on the December 31, 2016 valuation.  The defined benefit pension plan periodic cost was $14,000 and $485,000 in 2016 and 2015, respectively.  At December 31, 2016, assuming no change in the other assumptions, one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $2,000/($11,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2016 and 2015.  In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  In 2016, we made the minimum required $1.0 million of contributions to the plan, as well as additional contributions of $314,000.  At this time, we expect to make our minimum required contributions in 2017 of $660,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 14 to the Consolidated Financial Statements – Pension Plan for further details.

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

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2016 and 2015:

In thousands	2016		2015
Revenues:
Digital product sales	$18,138	85.6%	$19,994	84.8%
Digital product lease and maintenance	3,053	14.4%	3,573	15.2%
Total revenues	21,191	100.0%	23,567	100.0%
Cost of revenues:
Cost of digital product sales	13,355	63.0%	15,373	65.2%
Cost of digital product lease and maintenance	2,032	9.6%	2,757	11.7%
Total cost of revenues	15,387	72.6%	18,130	76.9%
Gross profit from operations	5,804	27.4%	5,437	23.1%
General and administrative expenses	(6,624)	(31.3)%	(7,589)	(32.2)%
Operating loss	(820)	(3.9)%	(2,152)	(9.1)%
Interest expense, net	(374)	(1.8)%	(306)	(1.3)%
(Loss) gain on foreign currency remeasurement	(45)	(0.2)%	478	2.0%
Gain on extinguishment of debt	462	2.2%	314	1.3%
Gain on sale/leaseback transaction	121	0.6%	-	-%
Warrant expense	(21)	(0.1)%	(60)	(0.2)%
Loss before income taxes	(677)	(3.2)%	(1,726)	(7.3)%
Income tax benefit (expense)	66	0.3%	(23)	(0.1)%
Net loss	$(611)	(2.9)%	$(1,749)	(7.4)%

2016 Compared to 2015

Total revenues for the year ended December 31, 2016 decreased $2.4 million or 10.1% to $21.2 million from $23.6 million for the year ended December 31, 2015, primarily due to a decrease in Digital product sales, as well as a decrease in Digital product lease and maintenance.

Digital product sales revenues for the year ended December 31, 2016 decreased $1.9 million or 9.3%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues for the year ended December 31, 2016 decreased $520,000 or 14.6%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Total gross margin for the year ended December 31, 2016 increased to 27.4% from 23.1% for the year ended December 31, 2015, primarily due to lower depreciation expense related to Digital product lease and maintenance revenues, as well as increased efficiencies achieved in our manufacturing facility.

Total operating loss for the year ended December 31, 2016 decreased $1.3 million or 61.9% to $820,000 as compared to $2.2 million for the year ended December 31, 2015, principally due to an overall reduction in consolidated general and administrative expenses and the increase in gross margin, offset by the reduction in revenues.

Digital product sales operating income increased $1.1 million or 184.1%, primarily due to a decrease in general and administrative expenses and an increase in the gross margin, offset by the decrease in revenues.  The cost of Digital product sales decreased $2.0 million or 13.1%, primarily due to the decrease in revenues and the increase in gross margin.  The cost of Digital product sales represented 73.6% of related revenues in 2016 compared to 76.9% in 2015.  Digital product sales general and administrative expenses decreased $895,000 or 22.1%, primarily due to a decrease in payroll and benefits of $350,000, a decrease in marketing expenses of $290,000 and a decrease in consulting expenses of $191,000.

Digital product lease and maintenance operating income increased $165,000 or 25.0%, primarily as a result of a decrease in depreciation expense, offset by the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $725,000 or 26.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 66.6% of related revenues in 2016 compared to 77.2% in 2015.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $40,000 or 25.6%, primarily due to an increase in payroll and benefits.

Corporate general and administrative expenses decreased $110,000 or 3.2%, primarily due to a decrease in license fees, offset by an increase in insurance and travel expenses.

Net interest expense increased $68,000 or 22.2%, primarily due to an increase in the average outstanding long-term debt, primarily due to the new Credit and Security Agreement (the “Credit Agreement”) with its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation as borrowers (the “Borrowers”) and SCM as lender, offset by the payoff of the mortgage at the time of the sale/leaseback transaction in the first quarter of 2016 and the exchange agreements with certain holders of the Notes in the third quarter of 2016 and the fourth quarter of 2015.

The (loss) gain on foreign currency remeasurement decreased $523,000 or 109.4% to an expense of ($45,000) in 2016 as compared to a gain of $478,000 in 2015, primarily due to lesser fluctuations in the exchange rate between currency in Canada and the United States.

Gain on extinguishment of debt relates to the Company’s offers to exchange each $1,000 of principal of its Notes and Debentures, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

Warrant expense in 2016 and 2015 is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the years ended December 31, 2016 and 2015 was a benefit of 9.7% and an expense of 1.3%, respectively.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds.  Both the 2016 and 2015 tax rates are being affected by the income tax expense relates to the Company’s Canadian subsidiary, as well as the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $611,000 in 2016 and had a working capital deficiency of $4.0 million as of December 31, 2016.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near-term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near-term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $772,000 and $2.6 million for the years ended December 31, 2016 and 2015, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents increased $59,000 in 2016.  The increase is primarily attributable to borrowings of long-term debt $3.5 million and proceeds from the sale/leaseback transaction of $1.1 million, offset by investment in equipment for rental, property and equipment of $2.1 million, cash used for operations of $772,000, payments of long-term debt of $682,000, cash designated as restricted cash of $397,000 and payment of dividends on Preferred Stock of $177,000.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2016 over the next five fiscal years:

In thousands	2017	2018	2019	2020	2021
Long-term debt, including interest	$3,534	$165	$747	$-	$-
Pension plan payments	660	555	361	367	318
Employment obligations	550	100	-	-	-
Estimated warranty liability	97	81	64	41	20
Operating lease payments	685	342	335	337	342
Total	$5,526	$1,243	$1,507	$745	$680

Of the fixed cash obligations for debt for 2017, $989,000, including interest, of Notes and Debentures remains outstanding with consideration of an offer by the Company to settle for $121,000 in accordance with the Company’s restructuring offer made in 2016.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Long-Term Debt

On July 12, 2016, the Company entered into a Credit Agreement with SCM Specialty Finance Opportunities Fund, L.P. (“SCM”) as lender.  Under the Credit Agreement, the Company can borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0%, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0%.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  As of December 31, 2016, the Company had drawn $1.8 million on the revolving loan and $400,000 on the term loan, of which $1.8 million and $380,000, respectively, are outstanding as of December 31, 2016.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

On September 8, 2016, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) (the “BFI Agreement”) at a fixed interest rate of 10.00%, which is due to mature on March 1, 2017 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of December 31, 2016, the Company had borrowed $750,000 under the BFI Agreement and had repaid $258,000, leaving an outstanding balance of $492,000.  Subsequent to December 31, 2016, the Company repaid the BFI Agreement in full.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On July 15, 2016, holders of $239,000 of the Notes and $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.  The Company continues to consider future exchanges of the $387,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.  As of December 31, 2016, the Company still had outstanding $387,000 of Notes which are no longer convertible into common shares and which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2016, the Company had fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  In 2016, we made the minimum required $1.0 million of contributions to the plan, as well as additional contributions of $314,000.  At this time, we expect to make our minimum required contributions in 2017 of $660,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 14 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 11 to the Consolidated Financial Statements – Long-Term Debt.  At December 31, 2016, none of the Company’s long-term debt is on a variable interest rate.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $256,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2016.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders

Trans-Lux Corporation

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Lux Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Also as discussed in Note 1 to the consolidated financial statements, the Company adopted the requirements of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to present debt issuance costs as a reduction of the carrying amount of the debt rather than as an asset. Our opinion is not modified with respect to that matter.

/s/ Marcum LLP

Hartford, CT

March 24, 2017

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31 2016	December 31 2015
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$606	$547
Receivables, net	3,118	2,888
Inventories	1,893	1,876
Prepaids and other assets	671	605
Total current assets	6,288	5,916
Long-term assets:
Rental equipment, net	3,089	4,682
Property, plant and equipment, net	2,292	1,156
Goodwill	744	744
Restricted cash	612	215
Other assets	389	277
Total long-term assets	7,126	7,074
TOTAL ASSETS	$13,414	$12,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,493	$1,209
Accrued liabilities	5,800	6,136
Current portion of long-term debt	2,984	1,031
Total current liabilities	10,277	8,376
Long-term liabilities:
Long-term debt, less current portion	57	262
Long-term debt - related party	500	-
Deferred pension liability and other	3,856	4,508
Total long-term liabilities	4,413	4,770
Total liabilities	14,690	13,146
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2016 and 2015
	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2016 and 2015 (liquidation preference $3,346,000)

	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2016 and 2015; shares outstanding: 1,710,671 in 2016 and 2015

	2	2
Additional paid-in-capital	27,935	27,914
Accumulated deficit	(23,842)	(23,054)
Accumulated other comprehensive loss	(5,610)	(5,257)
Treasury stock - at cost - 27,840 common shares in 2016 and 2015	(3,063)	(3,063)
Total stockholders' deficit	(1,276)	(156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,414	$12,990

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

In thousands, except per share data	2016	2015
Revenues:
Digital product sales	$18,138	$19,994
Digital product lease and maintenance	3,053	3,573
Total revenues	21,191	23,567

Cost of revenues:
Cost of digital product sales	13,355	15,373
Cost of digital product lease and maintenance	2,032	2,757
Total cost of revenues	15,387	18,130

Gross profit	5,804	5,437
General and administrative expenses	(6,624)	(7,589)
Operating loss	(820)	(2,152)
Interest expense, net	(374)	(306)
(Loss) gain on foreign currency remeasurement	(45)	478
Gain on extinguishment of debt	462	314
Gain on sale/leaseback transaction	121	-
Warrant expense	(21)	(60)
Loss before income taxes	(677)	(1,726)
Income tax benefit (expense)	66	(23)
Net loss	$(611)	$(1,749)

Loss per share - basic and diluted	$(0.47)	$(1.06)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31

In thousands	2016	2015

Net loss	$(611)	$(1,749)
Other comprehensive (loss) income:
Unrealized foreign currency translation gain (loss)	56	(448)
Change in unrecognized pension costs	(409)	652
Total other comprehensive (loss) income, net of tax	(353)	204
Comprehensive loss	$(964)	$(1,545)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
In thousands, except share data For the period ended December 31, 2016	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amt	Shares	Amt	Shares	Amt
Balance January 1, 2015	-	$-	-	$-	1,700,429	$2	$27,959	$(21,305)	$(5,461)	$(3,063)	$(1,868)
Net loss	-	-	-	-	-	-	-	(1,749)	-	-	(1,749)
Common stock issued for exchange of 8.25% Notes	-	-	-	-	38,082	-	152	-	-	-	152
Preferred stock issued	-	-	16,512	3,302	-	-	(278)	-	-	-	3,024
Warrants issued to directors in 2013	-	-	-	-	-	-	60	-	-	-	60
Warrants issued to BFI in 2015	-	-	-	-	-	-	21	-	-	-	21
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(448)	-	(448)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	652	-	652
Balance December 31, 2015	-	-	16,512	3,302	1,738,511	2	27,914	(23,054)	(5,257)	(3,063)	(156)
Net loss	-	-	-	-	-	-	-	(611)	-	-	(611)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(177)	-	-	(177)
Warrants issued to directors in 2013	-	-	-	-	-	-	21	-	-	-	21
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	56	-	56
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(409)	-	(409)
Balance December 31, 2016	-	$-	16,512	$3,302	1,738,511	$2	$27,935	$(23,842)	$(5,610)	$(3,063)	$(1,276)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31

In thousands	2016	2015
Cash flows from operating activities
Net loss	$(611)	$(1,749)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,774	2,444
Amortization of gain on sale/leaseback transaction	(121)	-
Amortization of deferred financing fees	72	-
Loss on disposal of assets	-	2
Gain on extinguishment of debt	(462)	(314)
Loss (gain) on foreign currency remeasurement	45	(478)
Amortization of warrants - stock compensation expense	21	60
Bad debt expense	305	437
Changes in operating assets and liabilities:
Receivables	(528)	(544)
Inventories	(17)	(65)
Prepaids and other assets	(125)	141
Accounts payable	284	(589)
Accrued liabilities	(337)	(1,421)
Deferred pension liability and other	(1,072)	(485)
Net cash used in operating activities	(772)	(2,561)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	1,100	-
Equipment manufactured for rental	(44)	(61)
Purchases of property, plant and equipment	(2,037)	(175)
Restricted cash	(397)	-
Net cash used in investing activities	(1,378)	(236)
Cash flows from financing activities
Proceeds from long-term debt	2,955	500
Proceeds from long-term debt - related parties	500	500
Proceeds from issuance of preferred stock, net of costs	-	3,024
Payments of long-term debt	(682)	(790)
Payments of long-term debt - related parties	-	(500)
Payments of dividends on preferred stock	(177)	-
Payments for deferred financing fees	(368)	(31)
Payments for fees on extinguishment of debt	(27)	-
Net cash provided by financing activities	2,201	2,703
Effect of exchange rate changes	8	(9)
Net increase (decrease) in cash and cash equivalents	59	(103)
Cash and cash equivalents at beginning of year	547	650
Cash and cash equivalents at end of period	$606	$547
Supplemental disclosure of cash flow information:
Interest paid	$232	$102
Income taxes paid	23	29
Supplemental non-cash financing activities:
Warrants issued to BFI	-	21
Exchange of Debt for Common Stock	-	152

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company.

Accounts receivable:  Receivables are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2016	2015
Balance at beginning of year	$559	$168
Provisions	305	437
Deductions	(825)	(46)
Balance at end of year	$39	$559

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  In 2016, the Company’s revenues did not include any individual customer that exceeded 10% of total revenues.  In 2015, one multinational customer accounted for 12.5% of total revenues.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market value.  Valuation allowances for slow moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays.  The Company evaluates the adequacy of these valuation allowances regularly.

Rental equipment and property, plant and equipment, net:  Rental equipment and property, plant and equipment are stated at cost and depreciated over their respective useful lives using the straight-line method.  Leaseholds and improvements are amortized over the lesser of the useful lives or term of the lease.  Repairs and maintenance costs related to rental equipment and property, plant and equipment are expensed in the period incurred.

The estimated useful lives are as follows:

Years
Indoor rental equipment	5 - 10
Outdoor rental equipment	15
Buildings and improvements	10 – 39
Machinery, fixtures and equipment	3 – 15
Leaseholds and improvements	3

When rental equipment and property, plant and equipment are fully depreciated, retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts.  Any gains or losses on disposals are recorded in the period incurred.

Goodwill:  Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired.  The goodwill of $744,000 relates to the Digital product sales segment.

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 14.5% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 12.5% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 3 – Fair Value).  There was no impairment of goodwill in 2016 or 2015.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2016 or 2015.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a certificate of deposit in favor of the landlord at its New York headquarters as a security deposit.  The Company has presented these funds as restricted cash since the use of the funds under the certificate of deposit is restricted.

Shipping Costs:  The costs of shipping product to our customers ($610,000 in 2016 and $689,000 in 2015) are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs ($147,000 in 2016 and $437,000 in 2015) are included in General and administrative expenses.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2016, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2025 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $4,398,000 are as follows:  $1,678,000 – 2017, $1,074,000 – 2018, $944,000 – 2019, $395,000 – 2020, $218,000 – 2021 and $89,000 thereafter.

Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2016, the future accounts receivables due to the Company under installment sales agreements aggregated $76,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

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

Foreign currency:  The functional currency of the Company’s Canadian business operation is the Canadian dollar.  The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange.  The resulting translation adjustment is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss.  In relation to intercompany balances, these have been classified as short-term in nature and therefore the changes in the foreign currency remeasurement adjustment for intercompany balances are recorded as (Loss) gain on foreign currency remeasurement in the Consolidated Statements of Operations.

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

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2016 through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.

Recent accounting pronouncements: In 2016, the Company retrospectively adopted the requirements of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, to present debt issuance costs as a reduction of the carrying amount of the debt rather than as an asset.  There were no deferred financing costs as of December 31, 2015.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230).  ASU 2016-18 modifies the presentation of Restricted Cash on the Statement of Cash Flows.  Public business entities should apply the amendments in ASU 2016-18 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718).  ASU 2016-09 simplifies the recording and reporting of stock-based compensation.  Public business entities should apply the amendments in ASU 2016-09 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (i.e., January 1, 2017), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) by one year.  As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for the Company is the first quarter of 2018.  Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for the Company is the first quarter of 2017.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-90).  This guidance describes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter and was effective for the Company beginning in the first fiscal quarter of 2016.  Early application is permitted.  This ASU did not have a material effect on the Company’s consolidated financial position and results of operations.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-K.  The Company incurred a net loss of $611,000 in 2016 and had a working capital deficiency of $4.0 million as of December 31, 2016.  As such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-K.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the date of issuance of this Form 10-K.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.4 million at December 31, 2016 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes") and 9½% Subordinated debentures due 2012 (the "Debentures"), which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 11 - Long-Term Debt for further details.

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

Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at December 31, 2016 and 2015, and are included in Cash and cash equivalents and Other assets, respectively, in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes, using observable inputs, was $77,000 at December 31, 2016 and $164,000 at December 31, 2015.  The fair value of the Company’s Debentures, using observable inputs, was $44,000 at December 31, 2016 and $33,000 at December 31, 2015.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $3.2 million at December 31, 2016 and $333,000 at December 31, 2015.

The fair value of warrants is calculated using the Black-Scholes method at the time of issuance of the warrants, for which the Company’s warrants have been classified under the equity method.  The Black-Scholes calculated values totaling $252,000 of the equity warrants issued to directors in 2013 were amortized over their vesting periods of one, two and three years.  The equity warrants issued in 2015 were fully vested at the date of issuance, so their Black-Scholes calculated value of $21,000 was fully charged to the equity section at the date of issuance.

4.  Inventories

Inventories consist of the following:

In thousands	2016	2015
Raw materials	$1,245	$1,378
Work-in-progress	410	409
Finished goods	238	89
Total Inventory	$1,893	$1,876

5.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2016	2015
Rental equipment	$15,354	$21,134
Less accumulated depreciation	12,265	16,452
Net rental equipment	$3,089	$4,682

The Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

During 2016, $5.8 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2016 and 2015 was $1.6 million and $2.3 million, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2016	2015
Land, buildings and improvements	$-	$1,256
Machinery, fixtures and equipment	2,839	878
Leaseholds and improvements	25	25
	2,864	2,159
Less accumulated depreciation	572	1,003
Net property, plant and equipment	$2,292	$1,156

Land, buildings and equipment having a net book value of $2.3 million and $1.1 million at December 31, 2016 and 2015, respectively, are pledged as collateral under various financing agreements.

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was paid in full.  Net proceeds of $661,000 were received after paying off the related mortgage.  The Company calculated a gain of $267,000, which is being recognized over the 24 month term of the lease.  The Company recognized $121,000 of the gain in the year ended December 31, 2016.

During 2016 and 2015, $36,000 and $151,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2016 and 2015 was $137,000 and $123,000, respectively.

7.  Other Assets

Other assets consist of the following:

In thousands	2016	2015
Deposits	$255	$146
Prepaids	109	55
Long-term receivables	25	76
	$389	$277

8.  Taxes on Income

The components of income tax (benefit) expense are as follows:

In thousands	2016	2015
Current:
Federal	$(89)	$-
State and local	-	-
Foreign	23	23
	$(66)	$23
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax (benefit) expense	$(66)	$23

Loss before income taxes from the United States operations was $0.6 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.  Income (loss) before income taxes from Canada was $0.1 million and ($0.5 million) for the years ended December 31, 2016 and 2015, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 34.0% as follows:

	2016	2015
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	3.1	4.8
Foreign income taxed at different rates	0.7	7.5
Deferred tax asset valuation allowance	(29.4)	(46.4)
Other	1.3	(1.2)
Effective income tax benefit (expense) rate	9.7%	(1.3)%

Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2016	2015
Deferred income tax asset:
Tax credit carryforwards	$808	$897
Operating loss carryforwards	6,533	6,253
Net pension costs	2,225	2,749
Accruals	240	250
Allowance for bad debts	(10)	55
Other	438	415
Valuation allowance	(8,318)	(8,208)
	1,916	2,411
Deferred income tax liability:
Depreciation	1,071	1,600
Other	845	811
	1,916	2,411
Net deferred income taxes	$-	$-

Tax credit carryforwards primarily relate to federal alternative minimum taxes of $0.8 million paid by the Company, which may be carried forward indefinitely and applied against regular federal taxes.  Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $16.3 million, which begin to expire in 2032.  The operating loss carryforwards have been limited by a change in ownership of the Company in 2012 as defined under Section 382 of the Internal Revenue Code.  This change in ownership as of June 26, 2012 had limited our operating loss carryforwards at that point to $295,000 per year aggregating $5.9 million.  Subsequent losses in the remainder of 2012 and in the years since have increased our operating loss carryforward to its current level.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2016 and 2015.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

9.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2016	2015
Deferred revenues	$915	$931
Directors fees	844	684
Current portion of pension liability (see Note 14)	660	1,010
Compensation and employee benefits	590	614
Accrued manufacturing equipment cost	590	-
Taxes payable	583	1,059
Interest payable	408	522
Warranty reserve	303	389
Audit fees	135	137
Other	772	790
	$5,800	$6,136

A summary of the warranty reserve for the years ended December 31, 2016 and 2015 is as follows:

In thousands	2016	2015
Balance at beginning of year	$389	$345
Provisions	354	492
Deductions	(440)	(448)
Balance at end of year	$303	$389

10.  Warrant Issuances

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line at a fixed rate of interest of 12.00%, with a maturity date of May 1, 2016, which was satisfied and terminated on November 23, 2015.  Mr. Elser, a director of the Company, provided $500,000 of the funding to BFI.  In connection with the agreement, the Company also issued BFI a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, which expires on April 23, 2020.  The fair value of this warrant at the date of issuance was $21,000.  This warrant does not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity in Additional paid-in-capital in the Consolidated Balance Sheets.

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Transtech LED Company Limited (“Transtech”) (formerly known as Retop Industrial (Hong Kong) Limited), pursuant to which Transtech purchased 333,333 shares of the Company’s Common Stock.  Yaozhong Shi, a director of the Company, is the Chairman of Transtech.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Transtech at an exercise price of $8.00 per share, which expired on June 27, 2016.  These warrants were part of a direct investment in our equity, so they were considered indexed to the Company’s Common Stock and were accounted for as equity.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  These warrants became fully vested on October 2, 2016 and expire on October 2, 2018.  The Company recorded non-cash expenses of $21,000 and $60,000 in the years ended December 31, 2016 and 2015, respectively, related to the value of the warrants issued, which is included in Warrant expense in the Consolidated Statements of Operations.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

11.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2016	2015
8¼% Limited convertible senior subordinated notes due 2012	$387	$626
9½% Subordinated debentures due 2012	220	334
Revolving credit line	1,805	-
Term loans	872	-
Term loan – related party	500	-
Real estate mortgage – secured	-	333
Total debt	3,784	1,293
Less deferred financing costs	243	-
Net debt	3,541	1,293
Less portion due within one year	2,984	1,031
Net long-term debt	$557	$262

Payments of long-term debt due for the next five years are:

In thousands	2017	2018	2019	2020	2021
	$2,984	$80	$720	$-	$-

On July 12, 2016, the Company entered into the Credit Agreement.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0% (7.75% at December 31, 2016) , for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (9.75% at December 31, 2016), for the purchase of equipment.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  During 2016, the Company had drawn $1.8 million on the revolving loan and $400,000 on the term loan, of which $1.8 million and $380,000, respectively, are outstanding as of December 31, 2016.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 starting with their August 31, 2016 financial statements.  As of December 31, 2016, the Company was in compliance with all covenants.  The Credit Agreement allows the Company to continue to pay dividends on all its Preferred Stock or any other new preferred stock, if any, which dividends will be excluded as fixed charges for 18 months.

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

In connection with the BFI Agreement,  defined hereafter, the Borrowers entered into a First Amendment to Credit and Security Agreement dated as of September 8, 2016 with SCM, to provide for certain amendments to the Credit and Security Agreement with SCM dated July 12, 2016 to allow for the Company’s entry into the BFI Agreement and the security interest granted to BFI thereunder.  The Company, BFI and SCM also entered into a Mutual Lien Intercreditor Agreement, dated as of September 8, 2016, setting forth SCM’s senior lien position to all collateral of the Company, except for the purchase order securing the BFI Agreement, and the rights of each of SCM and BFI with respect to the collateral of the Company.

On September 8, 2016, the Company entered into an agreement with BFI (the “BFI Agreement”), pursuant to which the Company can borrow up to $750,000 at a fixed rate of interest of 10.00%, with a maturity date of March 1, 2017.  As of December 31, 2016, the Company had borrowed $750,000 under the BFI Agreement and had repaid $258,000, leaving an outstanding balance of $492,000.  Subsequent to December 31, 2016, the Company repaid the BFI Agreement in full.  Under the BFI Agreement, the Company granted BFI a security interest in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in July 2016.

The Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2016 and 2015, the Company had accrued $234,000 and $327,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On July 15, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $308,000.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2016 and 2015, the Company had accrued $148,000 and $193,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On July 15, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $154,000.

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Mr. Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

As of December 31, 2015, the Company, through a subsidiary, had a $333,000 mortgage on its facility in Des Moines, Iowa, which was due to mature on March 1, 2020, had a fixed rate of interest of 5.95% and required an average minimum monthly compensating balance of $100,000.  On February 1, 2016, the Des Moines facility was sold in a sale/leaseback transaction and the mortgage was satisfied.

12.  Stockholders’ Deficit

During 2016 and 2015, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.  The Board of Directors declared cash dividends of $4.72 per share in April 2016 and $6.00 per share in October 2016 for each share of Preferred Stock.  As described herein, the Preferred Stock carries a 6.0% cumulative annual dividend.

The Company is authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 shares are designated as SACPS, none of which are outstanding, (ii) 51,000 shares are designated as Preferred Stock, 16,512 of which are outstanding, and (iii) 32,500 shares are not yet designated.  The SACPS had a stated price of $20.00 per share and were convertible into 2 shares of Common Stock.  The Preferred Stock has a stated price of $200.00 per share and is convertible into 20 shares of Common Stock.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 622,000 and 675,000 at December 31, 2016 and 2015, respectively.

During 2016 and 2015, certain board members deferred payment of their director fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  No restricted stock was issued in lieu of cash payments for directors’ fees in 2016 or 2015.

Accumulated other comprehensive loss is comprised of approximately $5.7 million and $5.3 million of unrecognized pension costs at December 31, 2016 and 2015, respectively, and $112,000 and $56,000 of unrealized foreign currency translation gains at December 31, 2016 and 2015, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial (loss) gain	Foreign currency translation gain (loss)	Total
Balances at January 1, 2015	$(5,965)	$504	$(5,461)
Actuarial gain	652	-	652
Translation loss	-	(448)	(448)
Balances at December 31, 2015	(5,313)	56	(5,257)
Actuarial loss	(409)	-	(409)
Translation gain	-	56	56
Balances at December 31, 2016	$(5,722)	$112	$(5,610)

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

Under the terms of the rights offering, the Company distributed one non-transferrable right for each outstanding share of Common Stock to stockholders of record on September 28, 2015.  Thirty-three non-transferable rights entitled the holder to purchase one share of Preferred Stock at a subscription price of $200.00 per share.  The Preferred Stock carries a 6.0% cumulative annual dividend, which amounts to $198,000 on an annual basis.  The Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of Preferred Stock held at the time of conversion, subject to adjustment.  For the years ended December 31, 2016 and 2015, the Company accumulated unpaid dividends related to Preferred Stock of $44,000 and $23,000, respectively.  In the year ended December 31, 2016, the Company paid dividends related to Preferred Stock of $177,000.  No dividends were paid in the year ended December 31, 2015.  The shares of Preferred Stock may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days.

As part of the rights offering, George W. Schiele, Alan K. Greene and Alberto Shaio, each a director of the Company, exercised rights to purchase 250, 252 and 252 shares of Preferred Stock, respectively.

14.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there is no service cost for the years ended December 31, 2016 and 2015.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2016 and 2015, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $4.4 million at December 31, 2016.

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

At December 31, 2016 and 2015, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2016	2015
Equity and index funds	68.9%	68.5%
Fixed income funds	31.1	31.5
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2016 and 2015:

In thousands	2016	2015
Level 1:
Equity and index funds	$6,186	$5,615
Fixed income funds	2,798	2,578
Total Level 1	8,984	8,193
Level 2	-	-
Level 3	-	-
Total pension plan assets	$8,984	$8,193

The funded status of the plan as of December 31, 2016 and 2015 is as follows:

In thousands	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,517	$14,679
Interest cost	487	573
Actuarial loss (gain)	369	(1,192)
Benefits paid	(965)	(543)
Projected benefit obligation at end of year	13,408	13,517

Change in plan assets:
Fair value of plan assets at beginning of year	8,193	7,946
Actual return on plan assets	432	(451)
Company contributions	1,324	1,241
Benefits paid	(965)	(543)
Fair value of plan assets at end of Year	8,984	8,193

Funded status (underfunded)	$(4,424)	$(5,324)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,206	$6,797
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.31%	4.00%
Benefit obligations	4.16%	4.30%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2017, the Company expects to amortize $217,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2016 and 2015 was $13.4 million and $13.5 million, respectively.  The minimum required contribution in 2017 is expected to be $660,000, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.8 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the minimum funding standard for its defined benefit pension plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2016, the Company has fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  If the Company does not fulfill the conditions of the waivers, the Pension Benefit Guaranty Corporation (the “PBGC”) and the IRS have various enforcement remedies that can be implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC previously placed a lien on the Company’s assets with respect to amounts owed under the plan.  When the Company made additional contributions to the plan in July 2016 above the minimum required contribution, the PBGC released its lien on our assets.  In 2016, the Company made the minimum required $1.0 million of contributions to the plan, as well as additional contributions of $314,000.  At this time, the Company is expecting to make its minimum required $660,000 of contributions remaining for 2017; however, there is no assurance that the Company will be able to make any or all such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

2017	2018	2019	2020	2021
$648	$707	$866	$715	$1,187

The following table presents the components of the net periodic pension cost for the years ended December 31, 2016 and 2015:

In thousands	2016	2015
Interest cost	$487	$573
Expected return on plan assets	(672)	(667)
Amortization of net actuarial loss	199	579
Net periodic pension cost	$14	$485

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2016 and 2015:

In thousands	2016	2015
Balance at beginning of year	$6,797	$7,449
Net actuarial loss (gain)	608	(73)
Recognized loss	(199)	(579)
Balance at end of year	$7,206	$6,797

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

The Company has two stock option plans.  As of December 31, 2016, 200,000 shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan; and 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plans are as follows:

	Number of Shares			Weighted Average Exercise
	Authorized	Granted	Available	Price
Balance January 1, 2015	200,840	40	200,800	$16.25
Authorized	-	-	-
Expired	(40)	(40)	-
Granted	-	-	-
Balance December 31, 2015	200,800	-	200,800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2016	200,800	-	200,800

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  Exercise periods are for ten years from the date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  At December 31, 2016, no options were outstanding or exercisable.  During 2016 and 2015, no options were granted or exercised.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2016, there were no outstanding options to purchase shares.

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

16.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2016 and 2015:

In thousands, except per share data	2016	2015
Numerator:
Net loss, as reported	$(611)	$(1,749)
Dividends paid on preferred shares	(177)	-
Change in dividends accumulated on preferred shares	(21)	(23)
Net loss attributable to common shares	$(809)	$(1,772)
Denominator:
Weighted average shares outstanding	1,711	1,674
Basic and diluted loss per share	$(0.47)	$(1.06)

At December 31, 2016 and 2015, dividends accumulated on preferred shares totals $44,000 and $23,000, respectively.

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

At December 31, 2016 and 2015, outstanding warrants convertible into 52,000 and 85,300 shares, respectively, of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

17.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and its Chief Operating Officer, which expire in February 2018 and March 2018, respectively.  At December 31, 2016, the aggregate commitment for future salaries, excluding bonuses, was approximately $650,000.  Contractual salaries expense was $550,000 and $447,000 for the years ended December 31, 2016 and 2015, respectively.

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

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2023.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease is for a two-year lease period at an annual rental of $158,000.  On June 21, 2016, the Company entered into a new lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of $317,000.  Future minimum lease payments due under operating leases at December 31, 2016 aggregating $2.7 million are as follows: $685,000 - 2017, $342,000 – 2018, $335,000 – 2019, $337,000 – 2020, $342,000 – 2021 and $657,000 thereafter.  Rent expense was $651,000 and $541,000 for the years ended December 31, 2016 and 2015, respectively.

18.  Related Party Transactions

In addition to the warrant issuances described in Note 10, the Company's loan from Carlisle described in Note 11 and the participation of certain officers and directors in the Company’s rights offering described in Note 13, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier.  The Company purchased $3.6 million and $3.5 million of product from Transtech in 2016 and 2015, respectively. Amounts payable by the Company to Transtech were $0 and $145,000 as of December 31, 2016 and 2015, respectively.

On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark. There were no such sales in 2016.

19.  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance of the business.

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

Foreign revenues represent less than 10% of the Company’s revenues for 2016 and 2015.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2016 and 2015 and as of December 31, 2016 and 2015 were as follows:

In thousands	2016	2015
Revenues:
Digital product sales	$18,138	$19,994
Digital product lease & maintenance	3,053	3,573
Total revenues	$21,191	$23,567
Operating income (loss):
Digital product sales	$1,631	$574
Digital product lease & maintenance	825	660
Corporate general and administrative expenses	(3,276)	(3,386)
Total operating loss	(820)	(2,152)
Interest expense, net	(374)	(306)
(Loss) gain on foreign currency remeasurement	(45)	478
Gain on extinguishment of debt	462	314
Gain on sale/leaseback transaction	121	-
Warrant expense	(21)	(60)
Loss before income taxes	(677)	(1,726)
Income tax benefit (expense)	66	(23)
Net loss	$(611)	$(1,749)
Assets:
Digital product sales	$8,753	$6,955
Digital product lease & maintenance	4,055	5,488
Total identifiable assets	12,808	12,443
General corporate	606	547
Total assets	$13,414	$12,990
Depreciation and amortization:
Digital product sales	$115	$100
Digital product lease & maintenance	1,638	2,268
General corporate	21	75
Total depreciation and amortization	$1,774	$2,443
Capital expenditures:
Digital product sales	$2,033	$169
Digital product lease & maintenance	44	61
General corporate	4	5
Total capital expenditures	$2,081	$235

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal accounting officer) and our Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded these disclosure controls are effective as of December 31, 2016.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and Chief Accounting Officer and its Controller, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Marcum LLP Independent Registered Public Accounting Firm as of

December 31, 2016

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

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

10.1 **   Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2 **   Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3        Amended and Restated Pension Plan dated January 1, 2016 (incorporated by reference to Exhibit 10.3 of Form 10-K dated March 29, 2016).

10.4 **   Supplemental Executive Retirement Plan with Michael R. Mulcahy dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K dated January 6, 2009).

10.5 **   Employment Agreement with Jean-Marc Allain dated February 15, 2015 (incorporated by reference to Exhibit 10.5 of Form 10-K dated April 1, 2015).

10.6 **   Employment agreement with Alberto Shaio dated March 30, 2016 (incorporated by reference to Exhibit 10.7 of Form 10-K/A dated April 29, 2016).

10.7 **   Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.8        Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

10.9        Form of Exchange Agreement with Note Holders (incorporated by reference to Exhibit 10.01 of Form 8-K dated December 24, 2015).

10.10      Promissory note in favor of Carlisle (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.11      Trademark licensing agreement effective as of June 30, 2016 by and between the Company as Licensor and Transtech as Licensee (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 12, 2016).

10.12      Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of July 12, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 13, 2016).

10.13      First Amendment to Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 12, 2016).

10.14      Second Amendment to Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2017).

10.15      Credit Agreement with BFI Capital Fund II, LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 12, 2016).

10.16      Mutual Lien Intercreditor Agreement between SCM Specialty Finance Opportunities Fund, L.P. and BFI Capital Fund II, LLC, dated as of September 8, 2106 (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 12, 2016).

16.1        Letter from former independent registered public accounting firm BDO USA, LLP (incorporated by reference to Exhibit 16.1 of Form 8-K dated December 10, 2015).

21           List of Subsidiaries, filed herewith.

31           Certification of Jean-Marc Allain, President, Chief Executive Officer and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32           Certification of Jean-Marc Allain, President, Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2016 are formatted in XBRL (eXtensible Business Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements. *

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

ITEM 16.                            FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

	By:	/s/ Jean-Marc Allain
Jean-Marc Allain
President, Chief Executive Officer &
Chief Accounting Officer

	By:	/s/ Todd Dupee
Todd Dupee
Vice President and Controller

Dated: March 24, 2017

Trans-Lux Corporation, and each of the undersigned, do hereby appoint Jean-Marc Allain and Todd Dupee, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George W. Schiele	March 24, 2017
George W. Schiele, Chairman of the Board

/s/ Salvatore J. Zizza	March 24, 2017
Salvatore J. Zizza, Vice Chairman of the Board

/s/ Jean-Marc Allain	March 24, 2017
Jean-Marc Allain, Director, President, Chief Executive Officer and Chief Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Marco Elser	March 24, 2017
Marco Elser, Director

/s/ Alan K. Greene	March 24, 2017
Alan K. Greene, Director

/s/ Ryan Morris	March 24, 2017
Ryan Morris, Director

/s/ Alberto Shaio	March 24, 2017
Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

/s/ Yaozhong Shi	March 24, 2017
Yaozhong Shi, Director