Form 10-K/A
period 2016-12-31
TRANS LUX Corp
filed 2017-05-01
CIK 99106

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

2016 Form 10-K/A Cover Page Continued

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 27, 2017, was 1,710,671 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 24, 2017 (the “Original Filing”). We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 – 14 to reflect the inclusion of the information required by Form 10-K. The Original Filing contemplated the incorporation by reference of such information from the Corporation’s definitive proxy statement relating to the Corporation’s 2017 Annual Meeting of Shareholders. The Corporation’s definitive proxy statement will not be filed within the requisite 120 days after the Corporation’s 2016 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 – 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION

2016 Form 10-K/A Annual Report

Amendment No. 1

 PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of Trans-Lux Corporation (the “Company”, “Corporation”, “we” or “our”), the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term

Jean-Marc (J.M.) Allain	47	2017

Marco Elser	58	2017

Ryan J. Morris	32	2019

Alan K. Greene	77	2019

George W. Schiele	85	2017

Alberto Shaio	68	2018

Yaozhong Shi	49	2019

Salvatore J. Zizza	71	2018

Directors:

J.M. Allain became the President and Chief Executive Officer of the Corporation on February 16, 2010 and its Chief Accounting Officer on February 16, 2017, and has served as a director since June 2011.  Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009; Vice President of Duos Technologies from August 2007 through June 2008; General Manager of Netversant Solutions from October 2004 through June 2005; and Vice President of Adesta, LLC from May 2002 through September 2004.  Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Mr. Allain’s experience and deep understanding of the operations of the Corporation allow him to make valuable contributions to the Board.

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

Alan K. Greene has served as an independent director since October 2, 2013.  Mr. Greene has previously served as a Partner of Price Waterhouse from 1974 to 1995, acting at various times as Managing Partner of structured cross border transactions and as National Director of tax services for M&A.  He also worked with foreign banks and mutual funds.  Currently, Mr. Greene serves on the board of directors of Intellicorp, Inc. (since 2001) and RAVE, Inc. (since 2005).  Previously, he was a director of Connecticut Innovations, Inc. from 2005 until 2015, the Connecticut Clean Energy Fund from 2007 until 2011, Metromedia International Group, Inc. from 2007 until 2011, Enduro Medical Technologies LLC from 2005 until 2013 and Greene Rees Technologies, LLC from 1995 until 2013.  Mr. Greene has also held prior board positions at Fortistar Capital, Oswego Hydro, Access Shipping and various other public and private companies through the years.  Mr. Greene’s experience serving as chairman of various audit committees of many of these organizations and strong aptitude for technologies allow him to provide valuable contributions to the Board.

George W. Schiele has served as a director since 2009.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Schiele currently serves in multiple positions as a trust and private investment manager and has held such positions since 1974.  He is also President of nine other private companies since 1999, 2005, 2006, 2009, 2015 and 2016, respectively; Managing Partner of three Investment Partnerships since 2014; President of one Foundation and Vice President and Director of two other Foundations; and Trustee of nine Trusts.  From 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms, and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments.  Mr. Schiele has also served as Chairman or officer and/or Director of multiple educational and cultural organizations.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio became the Chief Operating Officer of the Corporation on October 6, 2014 and has served as a director since October 2, 2013.  He also serves on the Board of Advisors of Scorpion Capital.  Previously, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013.  Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Colombia SA), and the Interamerican Investment Group.  He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany).  Mr. Shaio’s extensive international experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.

Yaozhong Shi has served as a director since June 29, 2014.  Mr. Shi was appointed as a director of the Corporation pursuant to the terms of that certain Securities Purchase Agreement dated as of June 27, 2014 between the Company and Transtech LED Company Limited (“Transtech”).  Mr. Shi has over 25 years of experience in the LED industry.  Mr. Shi’s contributions to Transtech have resulted in a successful, well-known brand in the LED display total solution industry that provides solutions for multiple indoor & outdoor applications primarily in the media, entertainment and sports sectors.  Mr. Shi’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since 2009.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005, and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009.  He currently serves as the Chairman of Zizza & Associates, LLC.  Mr. Zizza serves as the Chairman of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009.  As previously disclosed in the Company’s Prospectus filed on October 14, 2015, the SEC issued a cease and desist order which provides that Mr. Zizza violated Rule 13b2-2 of the Securities Exchange Act of 1934 and in connection therewith Mr. Zizza agreed to pay a $150,000 fine.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held four meetings during 2016.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  Mr. Shaio and Mr. Shi did not attend the Annual Meeting.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. George W. Schiele and Mr. Salvatore J. Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, monthly fees of $3,000 each, $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2016 and 2015, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  Certain of these restricted shares were issued in December 2013.

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

Corporate Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions. Mr. Schiele serves as our Chairman and Mr. Allain serves as our Chief Executive Officer. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board. We do not have a lead independent director.

Risk Management

Our Board of Directors and its Audit Committee are actively involved in risk management.  Both the Board and Audit Committee regularly review the financial position of the Corporation and its operations, and other relevant information, including cash management and the risks associated with the Corporation’s financial position and operations. The Board regularly receives reports from senior management on areas of material risk to our Company, including our liquidity, operational and legal and regulatory risks. Pursuant to its charter, the Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures, and it also meets periodically with management to discuss policies with respect to risk assessment and risk management.

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation’s Chief Accounting Officer at the Corporation’s headquarters in New York, New York.  The Chief Accounting Officer will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee.  Each committee operates under a charter approved by our Board.  Copies of each committee’s charter are posted on the Investor Relations section of our website at www.trans-lux.com.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2016.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Greene, receives an annual fee of $1,600.

Audit Committee

Our Audit Committee consists of Messrs. Greene and Zizza, with Mr. Zizza serving as chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  Members of the Audit Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairman, Mr. Zizza, receives an annual fee of $2,400.  Our Audit Committee’s responsibilities include:

•             appointing, compensating, retaining and overseeing the work of any public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;

•             reviewing and discussing with management and the external auditors our audited financial statements;

•             considering the effectiveness of our internal control system;

•             reviewing and discussing with management the Company’s major financial risk exposures and steps management has taken to monitor and control such exposures and liabilities;

•             establishing our policy regarding our hiring of employees or former employees of the external auditors and procedures for the receipt, retention and treatment of accounting related complaints and concerns;

•             meeting independently with our external auditors and management;

•             reviewing and updating the Audit Committee Charter; and

•             preparing the Audit Committee report required by the proxy rules of the SEC.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2016.  Members of the Executive Committee do not receive any fees for their participation.

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

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain, Mr. Shaio and Mr. Shi are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Morris, Schiele and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. (“Carlisle”) over which he exercised voting and dispositive power as investment manager, and Mr. Schiele have made loans to the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  The Board of Directors has determined that Messrs. Greene, Morris and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its two Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

Stockholder Communication with the Board

The Board maintains a process for stockholders to communicate with the Board or with individual directors. Stockholders who wish to communicate with the Board or with individual directors should direct written correspondence to our Corporate Secretary at our Company’s headquarters located at 445 Park Avenue, Suite 2001, New York, New York 10022. Any such communication must contain:

•      a representation that the stockholder is a holder of record of our capital stock;

•    the name and address, as they appear on our books, of the stockholder sending such communication; and

•    the class and number of shares of our capital stock that are beneficially owned by such stockholder.

The Corporate Secretary will forward such communications to our Board or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take the appropriate legal action regarding such communication.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2016, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements, except that David Pavlik, a former executive officer of the Company, and Marco Elser and George Schiele, directors of the Company, filed Form 4s five business days after they made a transaction in the Company’s Common Stock.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age

J.M. Allain	President, Chief Executive Officer and Chief Accounting Officer	47

Alberto Shaio	Senior Vice President and Chief Operating Officer	68

Alexandro Gomez	Senior Vice President and Chief Revenue Officer	47

Todd Dupee	Vice President and Controller	44

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

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Financial Officer and other Named Executive Officers of the Corporation whose compensation exceeded $100,000:

Summary Compensation Table

Annual Compensation							Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)

						Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (1)
Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)				Total ($)

	Year
J.M. Allain	2016	304,771	-	-	-	-	-	18,000	322,771

President, Chief Executive Officer and Chief Accounting Officer	2015	301,405	-	-	-	-	-	18,000	319,405

Robert J. Conologue (2).	2016	195,522	-	-	-	-	-	-	195,522

Senior Vice President and Chief Financial Officer	2015	195,522	-	-	-	-	-	-	195,522

Alberto Shaio	2016	231,960	-	-	-	-	-	-	231,960

Senior Vice President and Chief Operating Officer	2015	180,002	-	-	-	-	-	-	180,002

Alexandro Gomez	2016	150,003	-	-	-	-	-	-	150,003

Senior Vice President and Chief Revenue Officer	2015	150,003	-	-	-	-	-	-	150,003

  (1)    See “All Other Compensation” below for further details.

  (2)    Resigned on February 16, 2017.

All Other Compensation

During 2016 and 2015, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

		Director and/or Trustee Fees ($)		Total All Other Compensation ($)

			Other ($)
Name	Year
J.M. Allain(1)	2016	-	18,000	18,000

	2015	-	18,000	18,000

Robert J Conologue	2016	-	-	-

	2015	-	-	-

Alberto Shaio	2016	-	-	-

	2015	-	-	-

Alexandro Gomez	2016	-	-	-

	2015	-	-	-

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

Defined Benefit Pension Plan

In 2016, the Company made the minimum required $1.0 million of contributions, as well as additional contributions of $314,000, to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  The Company has been granted, subject to certain conditions, its requests for waivers of the 2009, 2010 and 2012 minimum funding standard as permitted under 412(d) of the Internal Revenue Code and section 303 of the Employee Retirement Income Security Act of 1974.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $260,000 is the legislated annual cap on determining the final average annual salary and $215,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Outstanding Equity Awards at Fiscal Year-End 2016

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2016.

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

The Corporation executed an employment agreement with Alberto Shaio, Senior Vice President and Chief Operating Officer, effective on March 30, 2016 which expires on March 30, 2018.  The agreement provides for compensation at the annual rate of $250,000 per annum.  The agreement entitles Mr. Shaio to twenty days’ paid vacation per year, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Shaio leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.7 of Form 10-K/A dated April 29, 2016.

Potential Payments Upon Severance or Change in Control

The following table sets forth the value of the severance benefits each Named Executive Officer would be entitled to receive under their respective employment agreements, as applicable, assuming that a Change in Control and the entitlement to receive Severance Benefits occurred on December 31, 2016:

Severance Benefit Component	J.M. Allain	Alberto Shaio

Base Salary	$300,000	$250,000

Bonus	$-	$-

Value of Benefits	$-	$-

Reduction to Avoid Excise Tax	$-	$-

Equity Awards - Vested and Unvested Accelerated	$-	$-

Total	$300,000	$250,000

Director Compensation

Non-Employee Director Stock Option Plan

The Board of Directors has previously established a Non-Employee Director Stock Option Plan which, as amended, covers a maximum of 1,200 shares for grant.  Such options are granted for a term of six years and are priced at fair market value on the grant date.  The determination as to the amount of options to be granted to directors is based on years of service, and are calculated on a yearly basis as follows:  a minimum of 20 stock options are granted for each director; an additional 20 stock options are granted if a director has served for five years or more; an additional 20 stock options are granted if a director has served for ten years or more; and an additional 40 stock options are granted if a director has served for twenty years or more. Such options are exercisable at any time upon the first anniversary of the grant date.  The Corporation grants additional stock options upon the expiration or exercise of any such option if such exercise or expiration occurs no earlier than four years after date of grant, in an amount equal to the number of options that have been exercised or that have expired.  In addition to the foregoing, the Corporation received shareholder approval of a proposal to grant warrants to purchase 20,000 shares each to Salvatore J. Zizza and George W. Schiele, which warrants were granted in 2013.

Compensation of Directors

The following table represents director compensation for 2016:

		Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Name	Year
J.M. Allain	2016	-	-	-	-	-	-	-

Marco Elser	2016	13,500	-	-	-	-	-	13,500

Alan K. Greene	2016	16,700	-	-	-	-	-	16,700

Ryan J. Morris (1)	2016	12,500	-	-	-	-	-	12,500

George W. Schiele	2016	56,250	-	-	-	-	-	56,250

Alberto Shaio	2016	-	-	-	-	-	-	-

Yaozhong Shi	2016	-	-	-	-	-	-	-

Salvatore J. Zizza	2016	60,250	-	-	-	-	-	60,250

(1)     Mr. Morris was appointed a director by the Board of Directors on April 25, 2016.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 23, 2017 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

	Number of Shares Beneficially Owned		Percent Of Class (%)

Name, Status and Mailing Address

5% Stockholders:

Gabelli Funds, LLC	742,984	(1)	36.9

One Corporate Center

Rye, NY 10580-1434

Transtech LED Company Limited	333,333	(2)	19.5

Unit 27, 13/F Shing Yip Industrial Building

19-21 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

Carlisle Investments, Inc.	180,366	(3)	10.5

Trident Chambers

Wickhams Cay

P.O. Box 146

Road Town, Tortola, British Virgin Islands

Bard Associates, Inc	86,080	(4)	5.0

135 South LaSalle Street, Suite 3700

Chicago, IL 60603

Non-Employee Directors:

Marco Elser	211,189	(5)	12.3

Alan K. Greene	13,373	(6)	*

Ryan J. Morris	-		*

George W. Schiele	73,787	(7)	4.3

Yaozhong Shi	333,333	(8)	19.5

Salvatore J. Zizza	20,000	(9)	1.2

Named Executive Officers:

J.M. Allain	2,144		*

Robert J. Conologue	-		*

Alberto Shaio	13,373	(6)	*

Alexandro Gomez	-		*

Todd Dupee	-		*

All directors and executive officers as a group	667,199	(10)	37.8

*Represents less than 1% of total number of outstanding shares.

(1)    Based on Schedule 13D, as amended, dated November 23, 2015 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  On January 26, 2017, Gabelli Equity Series Funds, Inc. – The Gabelli Small Cap Growth Fund filed an amendment to its Schedule 13G relating to 403,000 of the aforementioned 742,984 shares.  The share amount reflected in the table includes 302,200 shares of Common Stock issuable upon conversion of 15,110 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which is convertible into Common Stock at any time.

(2)    Based on a Schedule 13D filed November 13, 2015.  Mr. Shi, a director of the Corporation, is a director of Transtech.

(3)    Based on a Schedule 13D dated June 20, 2014.  Mr. Elser, a director of the Corporation, exercises voting and dispositive power as investment manager of Carlisle.

(4)    Based on a Schedule 13G dated February 14, 2017.  Bard Associates, Inc. has sole voting power over 12,280 of such shares and sole dispositive power over all of such shares.

(5)    The amount includes 190,244 shares of Common Stock owned by Carlisle, Elser & Co. and Advicorp plc, of which Mr. Elser exercises voting and dispositive power as investment manager.

(6)    The amount includes 5,040 shares of Common Stock issuable upon conversion of 252 shares of Series B Preferred Stock.

(7)    The amount includes 5,000 shares of Common Stock issuable upon conversion of 250 shares of Series B Preferred Stock.  The amount also includes 20,000 shares of Common Stock issuable upon exercise of vested warrants.

(8)    Based on a Schedule 13D filed November 13, 2015.  The amount includes 333,333 shares of Common Stock owned by Transtech.  Mr. Shi is a director of Transtech.

(9)    Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 20,000 shares of Common Stock issuable upon conversion of vested warrants.

(10)  The amount includes 55,080 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire upon conversion of Series B Preferred Stock or exercise of vested warrants.

Equity Compensation Plan Information

	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance

December 31, 2016

Equity compensation plans approved by stockholders	-	-	200,800

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Except as described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of our total assets and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers and the transactions described or referred to below.

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier.  The Company purchased $3.6 million and $3.5 million of product from Transtech in 2016 and 2015, respectively, at prices that approximate fair market value.  Amounts payable by the Company to Transtech were $0 and $145,000 as of December 31, 2016 and 2015, respectively.

On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark. There were no such sales in 2016.

On June 27, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Transtech, pursuant to which Transtech purchased 333,333 shares of the Company’s Common Stock.  In connection with the SPA, the Company issued warrants to purchase 33,333 shares of the Company’s Common Stock to Transtech at an exercise price of $8.00 per share, which expired on June 27, 2016.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) have served as our independent registered public accounting firm since December 8, 2015, when the Audit Committee of the Company’s Board of Directors approved their engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2015.  The Audit Committee of the Board of Directors has appointed Marcum as our independent registered public accounting firm for the year ending December 31, 2017.  The proposal to appoint Marcum as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.

There are no disagreements between management and Marcum regarding accounting principles and their application or otherwise.

Change in Auditors:  As previously reported in Form 8-K dated December 10, 2015, on December 8, 2015, the Audit Committee of the Board of Directors of the Registrant retained Marcum as the Registrant's independent registered public accounting firm for the fiscal year ending December 31, 2015 to replace BDO USA, LLP (“BDO”) as the Registrant's independent registered public accounting firm.  There were no disagreements with BDO on any matter of accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum for 2016 and 2015 and BDO for 2015 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $198,000 in 2016 and $144,000 in 2015.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.  BDO audit fees were $55,000 in 2015.  BDO audit fees in 2015 include fees and expenses associated with the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2016 or 2015.

Tax Fees:  Marcum tax fees were $16,000 in 2016.  Marcum tax fees represent amendments to the Company’s 2012 through 2014 federal tax returns to take advantage of a tax credit.  Marcum did not provide any tax services in 2015.

All Other Fees:  Marcum did not provide any non-audit services in 2016 or 2015.

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

10.15      Third Amendment to Credit and Security Agreement with SCM Specialty Finance Opportunities Fund, L.P. dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 29, 2017).

10.16      Credit Agreement with BFI Capital Fund II, LLC, dated as of September 8, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 12, 2016).

10.17      Mutual Lien Intercreditor Agreement between SCM Specialty Finance Opportunities Fund, L.P. and BFI Capital Fund II, LLC, dated as of September 8, 2106 (incorporated by reference to Exhibit 10.3 of Form 8-K filed September 12, 2016).

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

Dated: April 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

***	April 28, 2017

George W. Schiele, Chairman of the Board

***	April 28, 2017

Salvatore J. Zizza, Vice Chairman of the Board

/s/ Jean-Marc Allain	April 28, 2017

Jean-Marc Allain, Director, President, Chief Executive Officer and Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)

***	April 28, 2017

Marco Elser, Director

***	April 28, 2017

Alan K. Greene, Director

***	April 28, 2017

Ryan Morris, Director

***	April 28, 2017

Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

***	April 28, 2017

Yaozhong Shi, Director

***	By	/s/ Jean-Marc Allain

Jean-Marc Allain

Attorney-in-fact