Form 10-Q
period 2017-03-31
TRANS LUX Corp
filed 2017-05-12
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Emerging growth company ___	Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date                                                       Class                                                 Shares Outstanding

5/11/17                            Common Stock - $0.001 Par Value                                   1,710,671

Part I - Financial Information

(unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31 2017	December 31 2016
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$426	$606
Receivables, net	2,041	3,118
Inventories	2,157	1,893
Prepaids and other assets	733	671
Total current assets	5,357	6,288
Long-term assets:
Rental equipment, net	2,813	3,089
Property, plant and equipment, net	2,350	2,292
Goodwill	744	744
Restricted cash	612	612
Other assets	376	389
Total long-term assets	6,895	7,126
TOTAL ASSETS	$12,252	$13,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,714	$1,493
Accrued liabilities	6,434	5,800
Current portion of long-term debt	2,008	2,984
Total current liabilities	10,156	10,277
Long-term liabilities:
Long-term debt, less current portion	504	57
Long-term debt - related party	500	500
Deferred pension liability and other	3,599	3,856
Total long-term liabilities	4,603	4,413
Total liabilities	14,759	14,690
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2017 and 2016	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2017 and 2016 (liquidation preference $3,396,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2017 and 2016; shares outstanding: 1,710,671 in 2017 and 2016	2	2
Additional paid-in-capital	27,935	27,935
Accumulated deficit	(25,097)	(23,842)
Accumulated other comprehensive loss	(5,586)	(5,610)
Treasury stock - at cost - 27,840 common shares in 2017 and 2016	(3,063)	(3,063)
Total stockholders' deficit	(2,507)	(1,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,252	$13,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2017	2016
Revenues:
Digital product sales	$2,580	$3,000
Digital product lease and maintenance	497	837
Total revenues	3,077	3,837

Cost of revenues:
Cost of digital product sales	2,366	2,436
Cost of digital product lease and maintenance	362	526
Total cost of revenues	2,728	2,962

Gross profit	349	875
General and administrative expenses	(1,436)	(1,838)
Operating loss	(1,087)	(963)
Interest expense, net	(174)	(35)
Loss on foreign currency remeasurement	(27)	(134)
Gain on sale/leaseback transaction	33	22
Warrant expense	-	(7)
Loss before income taxes	(1,255)	(1,117)
Income tax expense	-	-
Net loss	$(1,255)	$(1,117)

Loss per share - basic and diluted	$(0.76)	$(0.68)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended March 31

In thousands	2017	2016

Net loss	$(1,255)	$(1,117)
Other comprehensive income:
Unrealized foreign currency translation gain	24	134
Total other comprehensive income, net of tax	24	134
Comprehensive loss	$(1,231)	$(983)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	3 Months Ended March 31

In thousands	2017	2016
Cash flows from operating activities
Net loss	$(1,255)	$(1,117)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	336	444
Amortization of gain on sale/leaseback transaction	(33)	(22)
Amortization of deferred financing fees	37	-
Loss on foreign currency remeasurement	27	134
Amortization of warrants - stock compensation expense	-	6
Bad debt expense	75	119
Changes in operating assets and liabilities:
Receivables	1,002	182
Inventories	(264)	(368)
Prepaids and other assets	(49)	(106)
Accounts payable	221	(173)
Accrued liabilities	631	580
Deferred pension liability and other	(224)	(254)
Net cash provided by (used in) operating activities	504	(575)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	-	1,100
Equipment manufactured for rental	-	(8)
Purchases of property, plant and equipment	(118)	(125)
Net cash (used in) provided by investing activities	(118)	967
Cash flows from financing activities
Proceeds from long-term debt	600	-
Payments of long-term debt	(1,136)	(333)
Payments for deferred financing fees	(30)	-
Net cash used in financing activities	(566)	(333)
Effect of exchange rate changes	-	10
Net (decrease) increase in cash and cash equivalents	(180)	69
Cash and cash equivalents at beginning of year	606	547
Cash and cash equivalents at end of period	$426	$616
Supplemental disclosure of cash flow information:
Interest paid	$127	$2
Income taxes paid	23	23

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The Condensed Consolidated Balance Sheet at December 31, 2016 is derived from the December 31, 2016 audited financial statements.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2017 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements:  In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the test for goodwill impairment.  Public business entities should apply the amendments in ASU 2017-04 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (i.e., January 1, 2020), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  ASU 2016-18 modifies the presentation of Restricted Cash on the Statement of Cash Flows.  Public business entities should apply the amendments in ASU 2016-18 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $1.3 million in the three months ended March 31, 2017 and had a working capital deficiency of $4.8 million as of March 31, 2017.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.4 million at March 31, 2017 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of March 31, 2017, the Company was not in compliance with the fixed charge coverage ratio covenant related to its Credit Agreement (hereinafter defined), which non-compliance was waived by the Lender.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof and the Company has no agreements, commitments or understandings with respect to any such additional financing.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

Note 3 – Inventories

Inventories consist of the following:

In thousands	March 31 2017	December 31 2016
Raw materials	$1,477	$1,245
Work-in-progress	458	410
Finished goods	222	238
	$2,157	$1,893

Note 4 – Rental Equipment

Rental equipment consists of the following:

In thousands	March 31 2017	December 31 2016
Rental equipment	$15,354	$15,354
Less accumulated depreciation	12,541	12,265
Net rental equipment	$2,813	$3,089

Depreciation expense for rental equipment for the three months ended March 31, 2017 and 2016 was $276,000 and $408,000, respectively.

Note 5 – Property, Plant and Equipment

Property, plant and equipment consists of the following:

In thousands	March 31 2017	December 31 2016
Machinery, fixtures and equipment	$2,947	$2,839
Leaseholds and improvements	35	25
	2,982	2,864
Less accumulated depreciation	632	572
Net property, plant and equipment	$2,350	$2,292

Machinery, fixtures and equipment having a net book value of $2.4 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2017 and 2016 was $60,000 and $36,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

In thousands	March 31 2017	December 31 2016
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	1,201	1,805
Term loans	940	872
Term loan – related party	500	500
Total debt	3,248	3,784
Less deferred financing costs	236	243
Net debt	3,012	3,541
Less portion due within one year	2,008	2,984
Net long-term debt	$1,004	$557

On July 12, 2016, the Company entered into a Credit and Security Agreement, as subsequently amended on September 8, 2016, February 14, 2017 and March 28, 2017 (collectively, the “Credit Agreement”), with its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation as borrowers (the “Borrowers”) and SCM Specialty Finance Opportunities Fund, L.P. (the “Lender”) as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.00% (8.00% and 7.75% at March 31, 2017 and December 31, 2016, respectively), for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.00% (10.00% and 9.75% at March 31, 2017 and December 31, 2016, respectively), for the purchase of equipment.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  During 2017, the Company paid down $604,000 of the revolving loan and borrowed the remaining $600,000 on the term loan, of which $1.2 million and $940,000, respectively, were outstanding as of March 31, 2017.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 and a loan turnover rate of no more than 35 days (or 45 days for certain periods).  The Credit Agreement allows the Company to continue to pay dividends on all its Series B Convertible Preferred Stock (the “Preferred Stock”) or any other new preferred stock, if any, which dividends will be excluded as fixed charges until January 12, 2018.  As of March 31, 2017, the Company was in compliance with all financial covenants except the fixed charge coverage ratio, for which the Company’s ratio was 0.9 to 1.0 for the testing period; the non-compliance was waived by the Lender.

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

The Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2017 and December 31, 2016, the Company had accrued $242,000 and $234,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2017 and December 31, 2016, the Company had accrued $153,000 and $148,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Mr. Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On September 8, 2016, the Company entered into a credit agreement with BFI Capital Fund II, LLC (the “BFI Agreement”), pursuant to which the Company could borrow up to $750,000 at a fixed rate of interest of 10.00%, with a maturity date of March 1, 2017.  As of December 31, 2016, the outstanding balance was $492,000.  On March 1, 2017, the Company repaid the loan in full and terminated the BFI Agreement.

Note 7 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2017	2016
Interest cost	$116	$120
Expected return on plan assets	(179)	(168)
Amortization of net actuarial loss	54	48
Net periodic pension cost	$(9)	$-

As of March 31, 2017, the Company had recorded a current pension liability of $880,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.5 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2017 is expected to be $660,000.  In 2017, the Company made $220,000 of contributions, all of which was paid subsequent to March 31, 2017.

Note 8 – Loss Per Share

The following table presents the calculation of loss per share for the three months ended March 31, 2017 and 2016:

	Three months ended March 31
In thousands, except per share data	2017	2016
Numerator:
Net loss, as reported	$(1,255)	$(1,117)
Change in dividends accumulated on preferred shares	(50)	(49)
Net loss attributable to common shares	$(1,305)	$(1,166)
Denominator:
Weighted average shares outstanding	1,711	1,711
Basic and diluted loss per share	$(0.76)	$(0.68)

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

At March 31, 2017 and 2016, the Company had accumulated unpaid dividends of $93,000 and $72,000, respectively, related to the Preferred Stock.

On April 18, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on April 21, 2017.

As of March 31, 2017 and 2016, the Company had warrants to purchase 52,000 and 85,300 shares of Common Stock, respectively, outstanding, none of which were used in the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of March 31, 2017 and 2016, the Company had 16,512 shares of Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Preferred Stock.

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

Note 10 – Related Party Transactions

In addition to the Company’s loan from Carlisle described in Note 6, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is our primary LED supplier.  The Company purchased $328,000 and $403,000 of product from Transtech in the three months ended March 31, 2017 and 2016, respectively. Amounts payable by the Company to Transtech were $291,000, $0 and $36,000 as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark. There were no such sales in the three months ended March 31, 2017.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2017 and 2016.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31
In thousands	2017	2016
Revenues:
Digital product sales	$2,580	$3,000
Digital product lease and maintenance	497	837
Total revenues	3,077	3,837
Operating (loss) income:
Digital product sales	$(476)	$(360)
Digital product lease and maintenance	71	269
Corporate general and administrative expenses	(682)	(872)
Total operating loss	(1,087)	(963)
Interest expense, net	(174)	(35)
Loss on foreign currency remeasurement	(27)	(134)
Gain on sale/leaseback transaction	33	22
Warrant expense	-	(7)
Loss before income taxes	(1,255)	(1,117)
Income tax expense	-	-
Net loss	$(1,255)	$(1,117)

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2017 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

As discussed in Notes 2 and 6, the Company received a waiver of its non-compliance with the fixed charge coverage ratio in the Credit Agreement.

As discussed in Note 7, subsequent to March 31, 2017, the Company made $220,000 of pension plan contributions.

As discussed in Note 8, subsequent to March 31, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on April 21, 2017.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.4 million at March 31, 2017, including $880,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our December 31, 2016 Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s defined benefit pension plan over the next 12 months, net losses and working capital deficiencies, raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Condensed Consolidated Financial Statements – Going Concern.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2017 and 2016:

	Three months ended March 31
In thousands, except percentages	2017		2016
Revenues:
Digital product sales	$2,580	83.8%	$3,000	78.2%
Digital product lease and maintenance	497	16.2%	837	21.8%
Total revenues	3,077	100.0%	3,837	100.0%
Cost of revenues:
Cost of digital product sales	2,366	76.9%	2,436	63.5%
Cost of digital product lease and maintenance	362	11.8%	526	13.7%
Total cost of revenues	2,728	88.7%	2,962	77.2%
Gross profit	349	11.3%	875	22.8%
General and administrative expenses	(1,436)	(46.6)%	(1,838)	(47.9)%
Operating loss	(1,087)	(35.3)%	(963)	(25.1)%
Interest expense, net	(174)	(5.7)%	(35)	(0.9)%
Loss on foreign currency remeasurement	(27)	(0.9)%	(134)	(3.5)%
Gain on sale/leaseback transaction	33	1.1%	22	0.6%
Warrant expense	-	-%	(7)	(0.2)%
Loss before income taxes	(1,255)	(40.8)%	(1,117)	(29.1)%
Income tax expense	-	-%	-	-%
Net loss	$(1,255)	(40.8)%	$(1,117)	(29.1)%

Total revenues for the three months ended March 31, 2017 decreased $760,000 or 19.8% to $3.1 million from $3.8 million for the three months ended March 31, 2016, primarily due to decreases in Digital product sales and in Digital product lease and maintenance.

Digital product sales revenues decreased $420,000 or 14.0%, primarily due to a reduction in the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $340,000 or 40.6%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2017 increased $124,000 or 12.9% to $1.1 million from $963,000 for the three months ended March 31, 2016, principally due to the reduction in revenues, offset by a reduction in general and administrative expenses.

Digital product sales operating loss increased $116,000 or 32.2% to $476,000 for the three months ended March 31, 2017 compared to $360,000 for the three months ended March 31, 2016, primarily due to the decrease in revenues and a disproportionate decrease in the cost of revenues, offset by a decrease in general and administrative expenses.  The cost of Digital product sales decreased $70,000 or 2.9%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 91.7% of related revenues in 2017 compared to 81.2% in 2016.  The cost of Digital product sales in 2017 includes additional expenses and depreciation related to our new manufacturing facility and equipment which are not being fully absorbed since the facility and equipment are not yet being utilized to full capacity.  Digital product sales general and administrative expenses decreased $234,000 or 25.3%, primarily due to a decrease in payroll and benefits.

Digital product lease and maintenance operating income decreased $198,000 or 73.6%, primarily as a result of the decrease in revenues, offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $164,000 or 31.2%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 72.8% of related revenues in 2017 compared to 62.8% in 2016.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $22,000, primarily due to an increase in the allowance for bad debts and an increase in payroll and benefits.

Corporate general and administrative expenses decreased $190,000 or 21.8%, primarily due to a decrease in insurance expenses.

Net interest expense increased $139,000, primarily due to an increase in the average outstanding long-term debt, primarily due to the Credit Agreement.

Warrant expense is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 0.0%.  Both the 2017 and 2016 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The income tax expense relates to the Company’s Canadian subsidiary.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $1.3 million in the three months ended March 31, 2017 and had a working capital deficiency of $4.8 million as of March 31, 2017.  As of December 31, 2016, the Company had a working capital deficiency of $4.0 million.  The increase in the working capital deficiency is primarily due to an increase in the deferred portion of annual billings of lease and maintenance contracts, a reduction in accounts receivable, and an increase in accounts payable, offset by a decrease in the current portion of long-term debt and an increase in inventory.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.  The Company has no agreements, commitments or understandings with respect to any such additional financing.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company generated cash of $504,000 from operating activities for the three months ended March 31, 2017 and used cash of $575,000 for the three months ended March 31, 2016.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $180,000 in the three months ended March 31, 2017 to $426,000 at March 31, 2017 from $606,000 at December 31, 2016.  The decrease is primarily attributable to payments on the revolving loan of $604,000, the payoff of the BFI Agreement of $492,000, scheduled payments of long-term debt of $40,000 and investment in property and equipment of $118,000, offset by cash provided by operating activities of $504,000 and proceeds of $600,000 received from borrowing on the term loan.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2017 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2017 for the remainder of 2017 and over the next four fiscal years:

In thousands	Remainder of 2017	2018	2019	2020	2021
Long-term debt, including interest	$2,490	$331	$1,142	$-	$-
Pension plan payments	660	555	361	367	318
Employment agreement obligations	413	100	-	-	-
Estimated warranty liability	83	93	75	48	25
Operating lease payments	509	342	335	337	342
Total	$4,155	$1,421	$1,913	$752	$685

Of the fixed cash obligations for debt for the remainder of 2017, $1.0 million, including interest, of Notes and Debentures remained outstanding as of March 31, 2017 with consideration of an offer by the Company to settle for $121,000 in accordance with the Company’s offer to exchange that closed in July 2016. The Company has no agreements, commitments or understandings with respect to any further such exchanges.  Subsequent to March 31, 2017, the Company made $220,000 of contributions to its pension plan.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

Subsequent to March 31, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on April 21, 2017.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of March 31, 2017, the Company had fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  In 2017, the Company made $220,000 of contributions to its pension plan.  At this time, we expect to make our minimum required contributions in 2017 of $660,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 7 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  At March 31, 2017, the Company did not have any variable interest rate debt.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $259,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2017.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded that these disclosure controls are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2017 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

None.

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to those previously disclosed risk factors.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2017 and December 31, 2016, the Company had accrued $242,000 and $234,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2017 and December 31, 2016, the Company had accrued $153,000 and $148,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $1.2 million and $940,000 under the Credit Agreement as of March 31, 2017. The Company received a waiver from the lender for our non-compliance with the fixed charge coverage ratio covenant as of March 31, 2017.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     Second Amendment to Credit and Security Agreement, dated as of February 4, 2017 (and effective February 7, 2017), by and among SCM Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2017).

10.2     Third Amendment to Credit and Security Agreement, dated as of March 28, 2017 (and effective July 12, 2016), by and among SCM Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 29, 2017).

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

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Jean-Marc Allain
Jean-Marc Allain
President, Chief Executive Officer
and Chief Accounting Officer

	by	/s/ Todd Dupee
Todd Dupee
Vice President and Controller

Date: May 12, 2017