Form 10-K/A
period 2016-12-31
TRANS LUX Corp
filed 2017-11-03
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

445 Park Avenue, Suite 2001, New York, New York  10022

 (Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (800) 243-5544

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 24, 2017 (the “Original Filing”) and subsequently amended by Form 10-K/A, which was filed with the SEC on April 28, 2017.  We are filing this Amendment solely for the limited purpose of amending Part IV, Item 15 to reflect the inclusion of the information required by Form 10-K.  The Original Filing did not include the required statement in item 3 within Exhibit 31, which has now been included.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION

2016 Form 10-K/A Annual Report

Amendment No. 2

Page
PART IV

Item 15. Exhibits and Fianacial Statements Schedules	1

Signatures	2

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

21

List of Subsidiaries (incorporated by reference to Exhibit 21 of Form 10-K dated March 24, 2017).

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

1

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

Dated:  November 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                ***

November 3, 2017

George W. Schiele, Chairman of the Board

                ***

November 3, 2017

Salvatore J. Zizza, Vice Chairman of the Board

                /s/ Jean-Marc Allain

November 3, 2017

Jean-Marc Allain, Director, President, Chief Executive Officer and Chief

Accounting Officer (Principal Executive Officer and Principal Financial Officer)

                ***

November 3, 2017

Marco Elser, Director

                ***

November 3, 2017

Alan K. Greene, Director

                ***

November 3, 2017

Ryan Morris, Director

                ***

November 3, 2017

Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

                ***

November 3, 2017

Yaozhong Shi, Director

***

By /s/ Jean-Marc Allain

Jean-Marc Allain

Attorney-in-fact

2