Form 10-Q/A
period 2017-03-31
TRANS LUX Corp
filed 2017-11-03
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file and post such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company  X Emerging growth company ___

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the period ended March 31, 2017, which was filed with the SEC on May 12, 2017 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part II, Item 6 to reflect the inclusion of the information required by Form 10-Q.  The Original Filing did not include the required statement in item 3 within Exhibit 31, which has now been included.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION AND SUBSIDIARIES

Page No.
Part II - Other Information

Item 6. Exhibits	3

Signatures	4

Exhibits

Part II – Other Information

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

Date: November 3, 2017

4