Form 10-Q/A
period 2017-06-30
TRANS LUX Corp
filed 2017-11-03
CIK 99106

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the period ended June 30, 2017, which was filed with the SEC on August 11, 2017 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part II, Item 6 to reflect the inclusion of the information required by Form 10-Q.  The Original Filing did not include the required statement in item 3 within Exhibit 31, which has now been included.

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