Form 10-Q
period 2017-09-30
TRANS LUX Corp
filed 2017-11-09
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

    Date                                                               Class                                                 Shares Outstanding

11/8/17                                       Common Stock - $0.001 Par Value                                    1,710,671

Part I – Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30, 2017	December 31, 2016
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$503	$606
Receivables, net	2,659	3,118
Inventories	2,387	1,893
Prepaids and other assets	2,845	671
Total current assets	8,394	6,288
Long-term assets:
Rental equipment, net	2,283	3,089
Property, plant and equipment, net	2,301	2,292
Goodwill	744	744
Restricted cash	1,162	612
Other assets	347	389
Total long-term assets	6,837	7,126
TOTAL ASSETS	$15,231	$13,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,715	$1,493
Accrued liabilities	6,419	5,566
Current portion of long-term debt	3,064	2,984
Customer deposits	1,829	234
Total current liabilities	14,027	10,277
Long-term liabilities:
Long-term debt, less current portion	456	57
Long-term debt - related party	500	500
Forgivable loan	650	-
Deferred pension liability and other	3,418	3,856
Total long-term liabilities	5,024	4,413
Total liabilities	19,051	14,690
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2017 and 2016	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2017 and 2016 (liquidation preference $3,396,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 1,738,511 in 2017 and 2016; shares outstanding: 1,710,671 in 2017 and 2016	2	2
Additional paid-in-capital	27,935	27,935
Accumulated deficit	(26,573)	(23,842)
Accumulated other comprehensive loss	(5,423)	(5,610)
Treasury stock - at cost - 27,840 common shares in 2017 and 2016	(3,063)	(3,063)
Total stockholders' deficit	(3,820)	(1,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,231	$13,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,

In thousands, except per share data	2017	2016	2017	2016
Revenues:
Digital product sales	$9,676	$5,135	$15,616	$13,133
Digital product lease and maintenance	650	720	1,765	2,333
Total revenues	10,326	5,855	17,381	15,466

Cost of revenues:
Cost of digital product sales	8,291	3,745	13,929	9,885
Cost of digital product lease and maintenance	376	502	1,123	1,540
Total cost of revenues	8,667	4,247	15,052	11,425

Gross profit	1,659	1,608	2,329	4,041
General and administrative expenses	(1,512)	(1,865)	(4,354)	(5,230)
Operating income (loss)	147	(257)	(2,025)	(1,189)
Interest expense, net	(202)	(131)	(514)	(206)
(Loss) gain on foreign currency remeasurement	(101)	47	(192)	(95)
Gain on extinguishment of debt	-	462	-	462
Gain on sale/leaseback transaction	33	33	99	88
Warrant expense	-	(7)	-	(21)
(Loss) income before income taxes	(123)	147	(2,632)	(961)
Income tax (expense) benefit	-	(7)	-	66
Net (loss) income	$(123)	$140	$(2,632)	$(895)

(Loss) earnings per share - basic and diluted	$(0.10)	$0.05	$(1.63)	$(0.61)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,

In thousands	2017	2016	2017	2016
Net (loss) income	$(123)	$140	$(2,632)	$(895)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	97	(38)	187	111
Total other comprehensive income (loss), net of tax	97	(38)	187	111
Comprehensive (loss) income	$(26)	$102	$(2,445)	$(784)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	9 Months Ended September 30,

In thousands	2017	2016
Cash flows from operating activities
Net loss	$(2,632)	$(895)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007	1,334
Amortization of gain on sale/leaseback transaction	(99)	(88)
Amortization of deferred financing fees	89	-
Gain on extinguishment of debt	-	(462)
Loss on foreign currency remeasurement	192	95
Amortization of warrants - stock compensation expense	-	21
Bad debt expense	33	294
Changes in operating assets and liabilities:
Receivables	427	(434)
Inventories	(494)	(547)
Prepaids and other assets	(2,132)	(580)
Accounts payable	1,222	564
Accrued liabilities	778	(386)
Customer deposits	1,595	286
Deferred pension liability and other	(280)	(977)
Net cash used in operating activities	(294)	(1,775)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	-	1,100
Equipment manufactured for rental	(21)	(32)
Purchases of property, plant and equipment	(189)	(279)
Deposits for property, plant and equipment	-	(1,066)
Restricted cash	(550)	(397)
Net cash used in investing activities	(760)	(674)
Cash flows from financing activities
Proceeds from long-term debt	2,100	2,177
Proceeds from long-term debt - related parties	-	500
Proceeds from forgivable loan	650	-
Payments of long-term debt	(1,680)	(404)
Payments of dividends on preferred stock	(99)	(78)
Payments for deferred financing fees	(30)	(65)
Payments for fees on extinguishment of debt	-	(27)
Net cash provided by financing activities	941	2,103
Effect of exchange rate changes	10	2
Net decrease in cash and cash equivalents	(103)	(344)
Cash and cash equivalents at beginning of year	606	547
Cash and cash equivalents at end of period	$503	$203
Supplemental disclosure of cash flow information:
Interest paid	$355	$109
Income taxes paid	23	23
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2017 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements:  In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the test for goodwill impairment.  Public business entities should apply the amendments in ASU 2017-04 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (i.e., January 1, 2020), early application is permitted.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

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

We will adopt the requirements of the new standard on January 1, 2018 and anticipate using the modified retrospective transition method.  Under the modified retrospective method, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

Presented below is the status of the process we have utilized for the adoption of the new standard and the significant implementation matters addressed:

We established a team to assess all potential impacts of this standard.  We are reviewing our current accounting policies and practices to identify potential differences that would result from the application of this standard.  We are determining key factors to recognize revenue as prescribed by the new standard that may be applicable to each of our business segments.  Customers and contracts from each business segment are being identified.  Evaluation of the contract provisions and the comparison of historical accounting policies and practices to the requirements of the new standard (including the related qualitative disclosures regarding the potential impact of the effects of the accounting policies we expect to apply and a comparison to our current revenue recognition policies), is in process. We expect to complete this process prior to the filing of, and make disclosures in, our Annual Report on Form 10-K for the year ended December 31, 2017.

Based on our evaluation so far, we believe there will be no significant changes required to our business processes, systems and controls to effectively report revenue recognition under the new standard.  Adoption of the new standard is not expected to materially change the timing or amount of revenue recognized in our Consolidated Financial Statements.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  The Company incurred a net loss of $2.6 million in the nine months ended September 30, 2017 and had a working capital deficiency of $5.6 million as of September 30, 2017.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the date of issuance of this Form 10-Q.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.1 million at September 30, 2017, including $719,000 of minimum required contributions due over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 6 – Long-Term Debt for further details.

In addition to the recently consummated $500,000 loan from Carlisle as described in Note 6 – Long-Term Debt, the Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof and the Company has no agreements, commitments or understandings with respect to any such additional financing.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

Note 3 – Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
In thousands
Raw materials	$1,333	$1,245
Work-in-progress	767	410
Finished goods	287	238
	$2,387	$1,893

Note 4 – Rental Equipment, net

Rental equipment, net, consists of the following:

	September 30, 2017	December 31, 2016
In thousands
Rental equipment	$15,375	$15,354
Less accumulated depreciation	13,092	12,265
Net rental equipment	$2,283	$3,089

Depreciation expense for rental equipment for the nine months ended September 30, 2017 and 2016 was $827,000 and $1.2 million, respectively.  Depreciation expense for rental equipment for the three months ended September 30, 2017 and 2016 was $275,000 and $409,000, respectively.

Note 5 – Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following:

	September 30, 2017	December 31, 2016
In thousands
Machinery, fixtures and equipment	$3,018	$2,839
Leaseholds and improvements	35	25
	3,053	2,864
Less accumulated depreciation	752	572
Net property, plant and equipment	$2,301	$2,292

Machinery, fixtures and equipment having a net book value of $2.3 million at September 30, 2017 and December 31, 2016 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the nine months ended September 30, 2017 and 2016 was $180,000 and $108,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended September 30, 2017 and 2016 was $60,000 and $40,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	1,507	1,805
Term loans	1,590	872
Term loan – related party	500	500
Total debt	4,204	3,784
Less deferred financing costs	184	243
Net debt	4,020	3,541
Less portion due within one year	3,064	2,984
Net long-term debt	$956	$557

On July 12, 2016, the Company entered into a credit and security agreement, as subsequently amended on September 8, 2016, February 14, 2017, March 28, 2017, July 28, 2017, October 10, 2017 and November 9, 2017 (collectively, the “Credit Agreement”), with its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation as borrowers and SCM Specialty Finance Opportunities Fund, L.P. (“SCM”) as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.00% (8.25% and 7.75% at September 30, 2017 and December 31, 2016, respectively), for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.00% (10.25% and 9.75% at September 30, 2017 and December 31, 2016, respectively), for the purchase of equipment.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  Due to limited availability at the inception of the Credit Agreement, the Company capped the revolving loan at $2.0 million, while reserving the option to remove the cap when needed.  During 2017, the Company made net payments of $298,000 of the revolving loan and borrowed the remaining $600,000 on the term loan, of which $1.5 million and $840,000, respectively, were outstanding as of September 30, 2017, and $1.8 million and $380,000, respectively, were outstanding as of December 31, 2016.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Company to maintain a fixed charge coverage ratio, as amended by the Sixth Amendment to the Credit Agreement dated Novemeber 9, 2017 of at least 1.0 to 1.0 starting with their August 31, 2017 financial statements and a loan turnover rate of no more than 35 days (or 45 days for certain periods).  The Credit Agreement allows the Company to continue to pay dividends on all its Series B Convertible Preferred Stock (the “Preferred Stock”) or any other new preferred stock, if any, which dividends will be excluded as fixed charges. As of September 30, 2017 and as a result of the Sixth Amendment to the Credit Agreement, the Company was in compliance with all financial covenants.

The Credit Agreement is secured by substantially all of the Company’s assets and expires on July 12, 2019, unless earlier terminated by the parties in accordance with the termination provisions of the Credit Agreement.  The foregoing description of the Credit Agreement is included to provide information regarding its terms.  It does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Credit Agreement.

The Company has outstanding $387,000 of Notes which are no longer convertible into Common Stock.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2017 and December 31, 2016, the Company accrued $258,000 and $234,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2017 and December 31, 2016, the Company had accrued $164,000 and $148,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Mr. Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On July 28, 2017, the Company entered into a credit agreement with Mr. Penner, pursuant to which the Company could borrow up to $1.5 million at a loan fee of $35,000, with a maturity date of August 19, 2017 (the “Penner Agreement”).  As of September 30, 2017, the Company had borrowed the entire amount and had repaid $750,000, leaving the remaining $750,000 outstanding.  Subsequent to September 30, 2017, the Company repaid the balance of the loan and satisfied the agreement in full.

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

On November 6, 2017, the Company entered into a second credit agreement with Carlisle, pursuant to which the Company can borrow up to $500,000 at a fixed interest rate of 12.00%, which is due to mature on December 10, 2017 (the “Second Carlisle Agreement”).  As of November 9, 2017, the entire amount was outstanding.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

In connection with the Carlisle Agreement, the Company entered into a Fifth Amendment to the Credit Agreement dated as of October 10, 2017 with SCM, to provide for certain adjustments to the Credit Agreement to allow for the Company’s entry into the Second Carlisle Agreement and the security interest granted to Carlisle thereunder.  The Company, Carlisle and SCM also entered into a Mutual Lien Intercreditor Agreement, dated as of October 10, 2017, setting forth SCM’s senior lien position to all collateral of the Company, except for the purchase order securing the Second Carlisle Agreement, and the rights of each of SCM and Carlisle with respect to the collateral of the Company.

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

The following table presents the components of net periodic pension cost:

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Interest cost	$117	$124	$350	$365
Expected return on plan assets	(180)	(168)	(539)	(504)
Amortization of net actuarial loss	54	53	163	149
Net periodic pension cost	$(9)	$9	$(26)	$10

As of September 30, 2017 and December 31, 2016, the Company had recorded a current pension liability of $719,000 and $660,000, respectively, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.4 million and $3.8 million, respectively, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets. The minimum required contribution in 2017 is expected to be $444,000.  In 2017, the Company has made $298,000 of contributions.

Note 8 – Loss (Earnings) Per Share

The following table presents the calculation of (loss) earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Numerator:
Net (loss) income, as reported	$(123)	$140	$(2,632)	$(895)
Change in dividends accumulated on preferred shares	(50)	(50)	(149)	(149)
Net (loss) income attributable to common shares	$(173)	$90	$(2,781)	$(1,044)
Denominator:
Weighted average shares outstanding	1,711	1,711	1,711	1,711
Basic and diluted (loss) earnings per share	$(0.10)	$0.05	$(1.63)	$(0.61)

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

At September 30, 2017 and 2016, the Company accumulated unpaid dividends of $94,000 related to the Preferred Stock.

On November 6, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on November 9, 2017.  On April 18, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on April 21, 2017.

As of September 30, 2017 and 2016, the Company had warrants to purchase 52,000 shares of Common Stock outstanding, none of which were used in the calculation of diluted (loss) earnings per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of September 30, 2017 and 2016, the Company had 16,512 shares of Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted (loss) earnings per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Preferred Stock.

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

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri, which is included in Forgivable loan in the Condensed Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis when predetermined employment levels are attained and expires on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.25% at September 30, 2017).  As of September 30, 2017, no interest has been accrued.

Note 10 – Related Party Transactions

In addition to the Company’s loans from Carlisle described in Note 6, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $1.4 million and $3.1 million of product from Transtech in the nine months ended September 30, 2017 and 2016, respectively.  Amounts payable by the Company to Transtech were $403,000 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and would pay the Company a 3% royalty on any equipment sold using the Company’s trademark.  There were no such sales in the six months ended June 30, 2017, at which time the agreement expired.

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

Foreign revenues represented less than 10% of the Company’s revenues in the three and nine months ended September 30, 2017 and 2016.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

In thousands	2017	2016	2017	2016
Revenues:
Digital product sales	$9,676	$5,135	$15,616	$13,133
Digital product lease and maintenance	650	720	1,765	2,333
Total revenues	$10,326	$5,855	$17,381	$15,466
Operating income (loss):
Digital product sales	$697	$351	$(291)	$602
Digital product lease and maintenance	227	160	485	651
Corporate general and administrative expenses	(777)	(768)	(2,219)	(2,442)
Total operating income (loss)	147	(257)	(2,025)	(1,189)
Interest expense, net	(202)	(131)	(514)	(206)
(Loss) gain on foreign currency remeasurement	(101)	47	(192)	(95)
Gain on extinguishment of debt	-	462	-	462
Gain on sale/leaseback transaction	33	33	99	88
Warrant expense	-	(7)	-	(21)
(Loss) income before income taxes	(123)	147	(2,632)	(961)
Income tax (expense) benefit	-	(7)	-	66
Net (loss) income	$(123)	140	$(2,632)	$(895)
			September 30, 2017	December 31, 2016

Assets:
Digital product sales			$10,748	$8,753
Digital product lease & maintenance			3,980	4,055
Total identifiable assets			14,728	12,808
General corporate			503	606
Total assets			$15,231	$13,414

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2017 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

As further discussed in Note 6, subsequent to September 30, 2017, the Company entered into the Second Carlisle Agreement, pursuant to which the Company borrowed $500,000, the Fifth Amendment to the Credit Agreement and a Mutual Lien Intercreditor Agreement with Carlisle and SCM.

As further discussed in Note 6, subsequent to September 30, 2017, the Company entered into the Sixth Amendment to the Credit Agreement.

As further discussed in Note 8, subsequent to September 30, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on November 9, 2017.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the date of issuance of this Form 10-Q.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.1 million at September 30, 2017, including $719,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan and/or (iii) make the required principal and interest payments on the Notes and the Debentures, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
In thousands, except percentages	2017		2016
Revenues:
Digital product sales	$15,616	89.8%	$13,133	84.9%
Digital product lease and maintenance	1,765	10.2%	2,333	15.1%
Total revenues	17,381	100.0%	15,466	100.0%
Cost of revenues:
Cost of digital product sales	13,929	80.1%	9,885	63.9%
Cost of digital product lease and maintenance	1,123	6.5%	1,540	10.0%
Total cost of revenues	15,052	86.6%	11,425	73.9%
Gross profit	2,329	13.4%	4,041	26.1%
General and administrative expenses	(4,354)	(25.1)%	(5,230)	(33.8)%
Operating loss	(2,025)	(11.7)%	(1,189)	(7.7)%
Interest expense, net	(514)	(3.0)%	(206)	(1.3)%
Loss on foreign currency remeasurement	(192)	(1.1)%	(95)	(0.6)%
Gain on extinguishment of debt	-		462	3.0%
Gain on sale/leaseback transaction	99	0.5%	88	0.5%
Warrant expense	-	-%	(21)	(0.1)%
Loss before income taxes	(2,632)	(15.1)%	(961)	(6.2)%
Income tax benefit	-	-%	66	0.4%
Net loss	$(2,632)	(15.1)%	$(895)	(5.8)%

Total revenues for the nine months ended September 30, 2017 increased $1.9 million or 12.4% to $17.4 million from $15.5 million for the nine months ended September 30, 2016, primarily due to an increase in Digital product sales, partially offset by a decrease in Digital product lease and maintenance.

Digital product sales revenues increased $2.5 million or 18.9%, primarily due to a single large scoreboard customer sale, offset by a reduction in other sales to the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $568,000 or 24.3%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Total operating loss for the nine months ended September 30, 2017 increased $836,000 or 70.3% to $2.0 million from $1.2 million for the nine months ended September 30, 2016, principally due to the increase in cost of sales related to the single large scoreboard customer revenues, partially offset by a reduction in general and administrative expenses.

Digital product sales operating income decreased $893,000 to a loss of $291,000 for the nine months ended September 30, 2017 compared to income of $602,000 for the nine months ended September 30, 2016, primarily due to the increase in cost of sales related to the single large scoreboard customer revenues, partially offset by the increase in revenues from the single large scoreboard customer and a reduction in general and administrative expenses.  The cost of Digital product sales increased $4.0 million or 40.9%, primarily due to the single large scoreboard customer.  The cost of Digital product sales represented 89.2% of related revenues in 2017 compared to 75.3% in 2016.  The cost of Digital product sales in 2017 includes additional expenses and depreciation related to our new manufacturing facility and equipment which are not being fully absorbed since the facility and equipment are not yet being utilized to full capacity.  Digital product sales general and administrative expenses decreased $668,000 or 25.2%, primarily due to a decrease in payroll and benefits.

Digital product lease and maintenance operating income decreased $166,000 or 25.5%, primarily as a result of the decrease in revenues and an increase in general and administrative expenses, partially offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $417,000 or 27.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 63.6% of related revenues in 2017 compared to 66.0% in 2016.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $15,000 or 10.6%, primarily due to an increase in the allowance for bad debts and an increase in payroll and benefits.

Corporate general and administrative expenses decreased $223,000 or 9.1%, primarily due to a decrease in insurance expenses and a decrease in payroll and benefits.

Net interest expense increased $308,000, primarily due to an increase in the average outstanding long-term debt, primarily due to the Credit Agreement.

Warrant expense is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the nine months ended September 30, 2017 and 2016 was 0.0% and a benefit of 6.9%, respectively.  Both the 2017 and 2016 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.  The 2016 tax rate is affected by alternative minimum tax credits from prior years in which the Company applied for allowable refunds.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2017 and 2016:

	Three months ended September 30
In thousands, except percentages	2017		2016
Revenues:
Digital product sales	$9,676	93.7%	$5,135	87.7%
Digital product lease and maintenance	650	6.3%	720	12.3%
Total revenues	10,326	100.0%	5,855	100.0%
Cost of revenues:
Cost of digital product sales	8,291	80.3%	3,745	63.9%
Cost of digital product lease and maintenance	376	3.6%	502	8.6%
Total cost of revenues	8,667	83.9%	4,247	72.5%
Gross profit	1,659	16.1%	1,608	27.5%
General and administrative expenses	(1,512)	(14.6)%	(1,865)	(31.9)%
Operating income (loss)	147	1.4%	(257)	(4.4)%
Interest expense, net	(202)	(2.0)%	(131)	(2.3)%
(Loss) gain on foreign currency remeasurement	(101)	(0.9)%	47	0.8%
Gain on extinguishment of debt	-	-%	462	7.9%
Gain on sale/leaseback transaction	33	0.3%	33	0.6%
Warrant expense	-	-%	(7)	(0.1)%
Loss (income) before income taxes	(123)	(1.2)%	147	2.5%
Income tax expense	-	-%	(7)	(0.1)%
Net (loss) income	$(123)	(1.2)%	$140	2.4%

Total revenues for the three months ended September 30, 2017 increased $4.5 million or 76.4% to $10.3 million from $5.9 million for the three months ended September 30, 2016, primarily due to an increase in Digital product sales, partially offset by a decrease in Digital product lease and maintenance.

Digital product sales revenues increased $4.5 million or 88.4%, primarily due to a single large scoreboard customer sale, offset by a reduction in other sales to the scoreboard and lighting markets.

Digital product lease and maintenance revenues decreased $70,000 or 9.7%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Total operating income (loss) for the three months ended September 30, 2017 increased $404,000 to income of $147,000 from a loss of $257,000 for the three months ended September 30, 2016, principally due to the increase in revenues and a reduction in general and administrative expenses, partially offset by the increase in cost of sales related to the single large scoreboard customer revenues.

Digital product sales operating income increased $346,000 to $697,000 for the three months ended September 30, 2017 compared to $351,000 for the three months ended September 30, 2016, primarily due to the increase in revenues and a decrease in general and administrative expenses, partially offset by an increase in cost of sales related to the single large scoreboard customer.  The cost of Digital product sales increased $4.5 million or 121.4%, primarily due to the increase in revenues.  The cost of Digital product sales represented 85.7% of related revenues in 2017 compared to 72.9% in 2016.  The cost of Digital product sales in 2017 includes additional expenses and depreciation related to our new manufacturing facility and equipment which are not being fully absorbed since the facility and equipment are not yet being utilized to full capacity.  Digital product sales general and administrative expenses decreased $351,000 or 33.8%, primarily due to a decrease in payroll and benefits.

Digital product lease and maintenance operating income increased $67,000 or 41.9%, primarily as a result of a decrease in the cost of Digital product lease and maintenance, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $126,000 or 25.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 57.8% of related revenues in 2017 compared to 69.7% in 2016.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $11,000 or 19.0%, primarily due to a decrease in payroll and benefits.

Corporate general and administrative expenses increased $9,000 or 1.2%, primarily due to an increase in professional services.

Net interest expense increased $71,000, primarily due to an increase in the average outstanding long-term debt, primarily due to the Credit Agreement.

Warrant expense is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the three months ended September 30, 2017 and 2016 was an expense of 0.0% and 4.8%, respectively.  Both the 2017 and 2016 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $2.6 million in the nine months ended September 30, 2017 and had a working capital deficiency of $5.6 million as of September 30, 2017.  As of December 31, 2016, the Company had a working capital deficiency of $4.0 million.  The increase in the working capital deficiency is primarily due to increases in customer deposits and accounts payable and a reduction in accounts receivable, partially offset by increases in prepaids and inventory.

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

The Company used cash of $294,000 for operating activities for the nine months ended September 30, 2017, primarily due to an increase in Prepaids and other assets of $2.1 million, partially offset by an increase in Customer deposits of $1.6 million both due to two large customer orders currently in process, and used cash of $1.8 million for the nine months ended September 30, 2016.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $103,000 in the nine months ended September 30, 2017 to $503,000 at September 30, 2017 from $606,000 at December 31, 2016.  The decrease is primarily attributable to net payments on the revolving loan of $298,000, the payoff of the BFI Agreement of $492,000, payments on the Penner loan of $750,000, scheduled payments of long-term debt of $140,000, investment in property and equipment of $189,000, Preferred Stock dividends of $99,000, an increase in restricted cash of $550,000 and cash used in operating activities of $294,000, partially offset by proceeds of $1.5 million received from borrowing on the Penner loan, proceeds of $600,000 received from borrowing on the term loan and proceeds of $650,000 from a forgivable loan.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

On November 6, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on November 9, 2017.  On April 14, 2017, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on April 21, 2017.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2017 for the remainder of 2017 and over the next four fiscal years:

In thousands	Remainder of 2017	2018	2019	2020	2021
Long-term debt, including interest	$3,391	$333	$1,143	$-	$-
Pension plan contributions	148	735	361	367	318
Employment agreement obligations	138	100	-	-	-
Estimated warranty liability	56	96	80	56	36
Operating lease payments	158	342	335	337	342
Total	$3,891	$1,606	$1,919	$760	$696

Of the fixed cash obligations for debt for the remainder of 2017, $1.0 million, including interest, of Notes and Debentures remained outstanding as of September 30, 2017 with consideration of an offer by the Company to settle for $121,000 in accordance with the Company’s offer to exchange that closed in July 2016.  The Company has no agreements, commitments or understandings with respect to any further such exchanges.  As described in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, subsequent to September 30, 2017, the Company entered into the Second Carlisle Agreement, pursuant to which the Company borrowed $500,000.  In addition to the recently consummated Second Carlisle Agreement, the Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of September 30, 2017, the Company had fully repaid the amounts deferred for the 2009 and 2010 plan years and has repaid $520,000 of the 2012 plan year waiver, leaving a balance due related to the waivers of $149,000, which is scheduled to be repaid in 2017.  In 2017, the Company made $298,000 of contributions to its pension plan.  At this time, we expect to make our minimum required contributions in 2017 of $444,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 7 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  At September 30, 2017, long-term debt outstanding of $2.3 million was at variable rates ranging from 8.25% to 10.25% and $1.9 million was at fixed rates ranging from 8.25% to 12.00%.  A one-percentage point change in interest rates would result in an annual interest expense fluctuation of approximately $23,000.

The Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $273,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2017.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded that these disclosure controls are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2017 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2017 and December 31, 2016, the Company had accrued $258,000 and $234,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2017 and December 31, 2016, the Company had accrued $164,000 and $148,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

As described herein, on November 6, 2017, the Company entered into the Second Carlisle Agreement for a loan of $500,000 and entered into the Fifth Amendment to the Credit Agreement.  See Note 6 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Item 6.             Exhibits

10.1     Credit Agreement with Arnold Penner, dated as of July 28, 2017, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 2, 2017).

10.2     Fourth Amendment to Credit and Security Agreement, dated as of July 28, 2017, by and among SCM Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 2, 2017).

10.3     Mutual Lien Intercreditor Agreement between SCM Specialty Finance Opportunities Fund, L.P. and Arnold Penner, dated as of July 28, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed August 2, 2017).

10.4     Fifth Amendment to Credit and Security Agreement, dated as of October 10, 2017, by and among SCM Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation, filed herewith.

10.5     Credit Agreement with Carlisle Investments Inc., dated as of November 6, 2017, filed herewith.

10.6     Mutual Lien Intercreditor Agreement between SCM Specialty Finance Opportunities Fund, L.P. and Carlisle Investments Inc., dated as of October 10, 2017, filed herewith.

10.7     Sixth Amendment to Credit and Security Agreement, dated as of November 9, 2017, by and among SCM Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation, filed herewith.

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

Date: November 9, 2017