Form 10-K
period 2017-12-31
TRANS LUX Corp
filed 2018-03-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East 57th Street, 14th Floor, New York, New York  10022

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (800) 243-5544

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

2017 Form 10-K Cover Page Continued

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

Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company  X      Emerging growth company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTCQB on June 30, 2017, was approximately $630,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 29, 2018, was 2,162,171 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Form 10-K is incorporated herein by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

TRANS-LUX CORPORATION

2017 Form 10-K Annual Report

Table of Content

PART I

ITEM 1.                 BUSINESS

SUMMARY

Trans-Lux Corporation is a Delaware corporation incorporated on February 5, 1920.  Our Common Stock is quoted on OTC Pink under the symbol “TNLX.”  Our principal executive offices are located at 135 East 57th Street, 14th Floor, New York, NY  10022, where our telephone number is (800) 243-5544.

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

Digital product Lease and Maintenance Division:  The Digital product lease and maintenance division leases and performs maintenance on digital products across all the sectors under agreement terms ranging from 30 days to 10 years.

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2017 and 2016 was approximately $2.5 million and $3.1 million, respectively.  The December 31, 2017 backlog is expected to be recognized as sales in 2018, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

LED LIGHTING

The LED lighting market provides energy-saving lighting solutions that feature a comprehensive offering of the latest LED lighting technologies that provide facilities and public infrastructure with “green” lighting solutions that emit less heat, save energy and enable creative designs.

The Company has developed what it believes is a unique business model for the LED Lighting market as a source manufacturer and distributor that integrates energy efficiency as well as customer experience solutions into a seamless package that is delivered directly to the end customer.  The Company manufactures and distributes all lighting solutions from single watt vanity lights to 750-watt facility lighting.

Table of Content

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

The Company’s TLVisionTM line includes our latest LED Large Screen Systems that feature the most recent digital product technologies and capabilities, available in various pitch design.  TLVisionTM consists of full-color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for very close distance viewing and up to 50mm for very long-distance viewing.  The Company also continues to expand its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

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

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2017 and 2016, respectively.

In 2017, one customer accounted for 23.2% of total revenues.  We do not expect similar revenues from this customer in 2018, but we do expect similar revenues from the sale of similar products to similar customers in 2018.  In 2016, there were no customers that accounted for at least 10% of the Company’s total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facilities are located in Des Moines, Iowa, and Hazelwood, Missouri.  The production facilities consist principally of the manufacturing, assembly and testing of digital product units and related components. The Company performs most subassembly and final assembly of its digital display products.

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

Table of Content

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

The Company operates its National Technical Services and Repair Centers from its facilities in Des Moines, Iowa and Hazelwood, Missouri.  Equipment repairs are performed in Des Moines, Iowa and service technicians are dispatched nationwide from various locations including Des Moines and Hazelwood.  The Company’s field service division is augmented by various service companies in the United States, Canada and overseas.  From time to time, the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

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

Table of Content

EMPLOYEES

The Company had approximately 68 employees as of March 1, 2018.  Approximately 24% of the employees are unionized, pursuant to a collective bargaining agreement, which expires on December 31, 2019.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with CNH Finance Fund I, L.P. (“CNH”) (formerly known as SCM Specialty Finance Opportunities Fund, L.P.), there would be a significant adverse impact on our financial position and operating results.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  During the years ended December 31, 2017 and 2016, we incurred losses of $2.8 million and $611,000, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows in order to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations.  In addition, we cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.  Moreover, our ability to receive debt financing could be restricted by the covenants of our Credit Agreement with CNH and any equity financing we receive could be substantially dilutive to our shareholders.

WE HAVE RECEIVED WAIVERS, SUBJECT TO CERTAIN CONDITIONS, OF THE 2009, 2010 AND 2012 MINIMUM FUNDING STANDARDS FOR OUR DEFINED BENEFIT PENSION PLAN, WHICH, IF WE FAIL TO FULFILL THE REQUIRED CONDITIONS FOR, MAY RESULT IN THE TERMINATION OF THE PLAN OR REQUIRE US TO MAKE THE UNPAID CONTRIBUTIONS

In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2017, the Company has fully repaid the amounts deferred for each of these waivers.  In 2017, we made $298,000 of the $444,000 of minimum required contributions to the plan.  At this time, we expect to make our minimum required contributions in 2018 of $576,000, which includes the balance of the 2017 minimum required contributions; however, there is no assurance that we will be able to make any or all such remaining payments.  See Note 13 to the Consolidated Financial Statements – Pension Plan for further details.

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2017, we had outstanding debt of approximately $5.6 million (including $650,000 of a forgivable loan), $4.0 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $607,000 of Notes and Debentures for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Table of Content

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

We have outstanding $387,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

We have outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH

Our indebtedness could have important consequences to you. For example, it could: increase our vulnerability to general adverse economic and industry conditions; restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; make it more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds or increase our cost of borrowing.

In addition, the terms of the Credit Agreement with CNH contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our obligations under the Credit Agreement with CNH as well as our other outstanding indebtedness. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects.

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

WE ARE DEPENDENT ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our President and Chief Executive Officer, Jean-Marc Allain, plays a significant role in our success and the loss of his services could have an adverse effect on us.  There can be no assurance that we would be able to find a suitable replacement for Mr. Allain.  We have an employment agreement with Mr. Allain that expired on February 16, 2018 and currently renews on a month-to-month basis.  We believe that in addition to Mr. Allain, there is a core group of executives that also plays a significant role in our success.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO POTENTIAL FLUCTUATIONS IN EXCHANGE RATES BETWEEN THE UNITED STATES DOLLAR AND FOREIGN CURRENCIES, AS WELL AS INTERNATIONAL LEGAL REQUIREMENTS, WHICH COULD IMPACT OUR PROFITABILITY

Table of Content

Our financial condition, operating results and future growth could be significantly impacted by risks associated with our international activities, including specifically changes in the value of the U.S. dollar relative to foreign currencies and international tax rules.  Because a portion of our business is transacted in Canada dollars, fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could seriously impact our manufacturing and other costs, as well as overall profitability.  The risks to our business related to fluctuations in currency exchange rates is further magnified by the current volatility in the currency markets that are characteristic of financial markets, and currency markets in particular.

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

CYBER-ATTACKS AND BREACHES COULD CAUSE OPERATIONAL DISRUPTIONS, FRAUD OR THEFT OF SENSITIVE INFORMATION

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc.  Although we have taken measures to protect our technology systems and infrastructure, including employee education programs regarding cybersecurity, a breach of the security surrounding these functions could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

WE CURRENTLY HAVE OUTSTANDING SERIES B CONVERTIBLE PREFERRED STOCK

We currently have 16,512 shares of Series B Convertible Preferred Stock (“SBCPS”) issued and outstanding.  The SBCPS carries a 6.0% cumulative annual dividend, payable semi-annually on April 15 and October 15 in cash or Common Stock, and is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 common shares for each share of SBCPS held at the time of conversion.  Under Delaware law, we may only pay dividends or make a distribution to our stockholders from our surplus (as determined in accordance with Delaware General Corporate Law) or our net profits for the current fiscal year before the dividend or distribution is declared under certain circumstances.  Therefore, our ability to pay dividends and make any other distributions in the future will depend upon our financial results, liquidity and financial condition.

The shares of SBCPS may be subject to mandatory conversion at our discretion after November 19, 2018, or earlier if the closing sale price of our Common Stock has been greater than or equal to $15.00 for 30 consecutive days.  The conversion of all or substantially all of the SBCPS into Common Stock will be dilutive to the current holders of our Common Stock, and if the holders of the Common Stock received upon conversion of the SBCPS choose to sell all or some of all these shares of Common Stock, the resulting shares could depress the market value of our Common Stock.

Table of Content

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING PREFERRED STOCK AND WARRANTS, THE CONVERSION AND EXERCISE OF WHICH WOULD DILUTE THE THEN-EXISTING STOCKHOLDERS’ PERCENTAGE OWNERSHIP OF OUR COMMON STOCK

As of December 31, 2017, we had outstanding SBCPS convertible into 330,240 shares of Common Stock and outstanding warrants to purchase 52,000 shares of Common Stock.  If all of the outstanding warrants were exercised, the proceeds to us would average $12.40 per share.  In addition, to the extent that we elect to pay the dividends due on the SBCPS in shares of Common Stock, over the next year, up to an additional 20,000 shares of Common Stock are potentially issuable as dividends with respect to the SBCPS (based on an assumed dividend rate of 6% per annum).  The exercise of all of the outstanding warrants, the conversion of the SBCPS into Common Stock, the payment of dividends on the SBCPS through the issuance of Common Stock, the grant and exercise of additional options and/or the grant of restricted stock would dilute the then-existing stockholders’ percentage ownership of Common Stock, and any sales in the public market of the Common Stock issuable upon such exercise could adversely affect prevailing market prices for the Common Stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

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

Additionally, we are authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 are designated as Series A Convertible Preferred Stock, none of which are outstanding, and (ii) 51,000 are designated as SBCPS, 16,512 of which are outstanding.  The unissued preferred stock, if issued, will contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

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

As of March 29, 2018, 10 stockholders who are executive officers and/or directors of the Company beneficially own approximately 48.1% of our Common Stock and one stockholder who is neither an officer nor a director of the Company beneficially owns approximately 30.1% of our Common Stock.  Accordingly, such stockholders could exert significant control over any potential stockholder actions.

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

Table of Content

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

WE ARE DEPENDENT ON A SIGNIFICANT CUSTOMER

For the year ended December 31, 2017, we had one customer which accounted for 23.2% of our total revenue.  We do not expect similar revenues from this customer in 2018, which could have a material adverse effect on our results of operations.  In 2016, there were no customers that accounted for at least 10% of our total revenues.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 135 East 57th Street, 14th Floor, New York, New York, at an annual rental of $143,000, which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Des Moines, Iowa, at an annual rental of $158,000, which is used for manufacturing, sales and administrative operations.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $323,000, which is being used for manufacturing operations.

The aggregate property rent expense was $848,000 and $625,000 for the years ended December 31, 2017 and 2016, respectively.

ITEM 3.                 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilites in the Consolidated Balance Sheet at December 31, 2017.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

Table of Content

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 The Company’s Common Stock trades on the OTCQB under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below.

(b)           The Company had approximately 223 holders of record of its Common Stock as of March 29, 2018.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.

(c)           The Board of Directors did not declare any cash dividends on Common Stock during 2017 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  In addition, the terms of the Company’s Credit Agreement with CNH restrict the payment of dividends on our Common Stock.  The Board of Directors declared cash dividends of $6.00 per share in April and November 2017, aggregating approximately $198,000, for each share of SBCPS.  As described herein, the SBCPS carries a 6.0% cumulative annual dividend.

(d)           The following table sets forth the range of Common Stock prices on the OTCQB:

	2017		2016
	High	Low	High	Low
First Quarter	$2.45	$1.42	$4.10	$3.05
Second Quarter	$2.00	$1.01	$4.15	$2.01
Third Quarter	$1.79	$0.75	$4.20	$2.28
Fourth Quarter	$1.55	$0.50	$3.20	$2.00

(e)                 The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2017.

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

Table of Content

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the issuance of this Form 10-K.  In addition, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.2 million at December 31, 2017, including $576,000 of minimum contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement with CNH, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern.  See Note 2 to the Consolidated Financial Statements - Going Concern.

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

Slow-Moving and Obsolete Inventories:  The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Table of Content

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $2.0 million carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2017 impairment analysis included a renewal rate estimate of 89.2% and a CPI rate change of approximately 1.8%, which were the actual average rates for the two-year period ended December 31, 2017.  Based on these assumptions, the cash flow model determined a fair value of $8.0 million, exceeding its carrying value by 298%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $151,000.  For every 0.1-percentage-point change in the CPI rate, the valuation would change by approximately $23,000.

Rental equipment is comprised of installed digital products on lease that are primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s that are still in operation.  Current contracts have an average age of 19.6 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its digital product sales reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 3.3 percentage points within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 3.0 percentage points or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2017 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 169.2%.  Therefore, there was no impairment of goodwill related to our digital product sales reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

Restricted Cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In May 2017, the Company deposited $650,000 in a savings account as collateral for a letter of credit in favor of the City of Hazelwood, Missouri as collateral for a forgivable loan.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a letter of credit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In October 2017, the security deposit was reduced by $100,000 to $300,000, so the related letter of credit and savings account deposit were also reduced.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a letter of credit in favor of the landlord at its former New York headquarters as a security deposit.  The lease expired on November 29, 2017 and the related letter of credit was released on February 9, 2018.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

Table of Content

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax charges in unrecognized pension liability of $95,000 and $409,000 in 2017 and 2016, respectively, in other comprehensive loss.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2017, plan assets were invested 28.0% in fixed income contracts and 72.0% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2017, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 3.66%.  The net periodic cost for 2018 will be based on the December 31, 2017 valuation.  The defined benefit pension plan periodic cost was ($31,000) and $14,000 in 2017 and 2016, respectively.  At December 31, 2017, assuming no change in the other assumptions, one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $7,000/($16,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2017 and 2016.  In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2017, the Company has fully repaid the amounts deferred for each of these waivers.  In 2017, we made $298,000 of the $444,000 of minimum required contributions to the plan.  At this time, we expect to make our minimum required contributions in 2018 of $576,000, which includes the balance of the 2017 minimum required contributions; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 13 to the Consolidated Financial Statements – Pension Plan for further details.

Contingencies and Litigation:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilites in the Consolidated Balance Sheet at December 31, 2017.  Potential damages, if any, are not yet determinable.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri, which is included in Forgivable loan in the Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.50% at December 31, 2017).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.  As of December 31, 2017, the Company has accrued interest of $26,000.

Table of Content

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2017 and 2016:

In thousands	2017		2016
Revenues:
Digital product sales	$22,093	90.4%	$18,138	85.6%
Digital product lease and maintenance	2,350	9.6%	3,053	14.4%
Total revenues	24,443	100.0%	21,191	100.0%
Cost of revenues:
Cost of digital product sales	19,221	78.6%	13,355	63.0%
Cost of digital product lease and maintenance	1,490	6.1%	2,032	9.6%
Total cost of revenues	20,711	84.7%	15,387	72.6%
Gross profit from operations	3,732	15.3%	5,804	27.4%
General and administrative expenses	(6,578)	(26.9)%	(6,624)	(31.3)%
Operating loss	(2,846)	(11.6)%	(820)	(3.9)%
Interest expense, net	(708)	(2.9)%	(374)	(1.8)%
Loss on foreign currency remeasurement	(178)	(0.7)%	(45)	(0.2)%
Gain on extinguishment of debt	-	-%	462	2.2%
Gain on sale/leaseback transaction	132	0.5%	121	0.6%
Warrant expense	-	-%	(21)	(0.1)%
Loss before income taxes	(3,600)	(14.7)%	(677)	(3.2)%
Income tax benefit	751	3.0%	66	0.3%
Net loss	$(2,849)	(17.7)%	$(611)	(2.9)%

2017 Compared to 2016

Total revenues for the year ended December 31, 2017 increased $3.2 million or 15.3% to $24.4 million from $21.2 million for the year ended December 31, 2016, primarily due to an increase in Digital product sales, partially offset by a decrease in Digital product lease and maintenance.

Digital product sales revenues for the year ended December 31, 2017 increased $4.0 million or 21.8%, primarily due to a single large scoreboard customer sale, offset by a reduction in other sales to the scoreboard and lighting markets.

Digital product lease and maintenance revenues for the year ended December 31, 2017 decreased $703,000 or 23.0%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Total gross margin for the year ended December 31, 2017 decreased to 15.3% from 27.4% for the year ended December 31, 2016, primarily due to the strategically reduced margin on the single large scoreboard customer sale, partially offset by lower depreciation expense related to Digital product lease and maintenance revenues, as well as increased efficiencies achieved in our manufacturing facility.

Total operating loss for the year ended December 31, 2017 increased $2.0 million to $2.8 million as compared to $820,000 for the year ended December 31, 2016, principally due to the decrease in gross margin.

Digital product sales operating (loss) income decreased $1.8 million to a loss of $149,000 as compared to income of $1.6 million, primarily due to the decrease in gross margin.  The cost of Digital product sales increased $5.9 million or 43.9%, primarily due to the decreased gross margin on the single large scoreboard customer sale and the increase in revenues.  The cost of Digital product sales represented 87.0% of related revenues in 2017 compared to 73.6% in 2016.  Digital product sales general and administrative expenses decreased $131,000 or 4.2%, primarily due to a decrease in bad debt expense.

Digital product lease and maintenance operating income decreased $172,000 or 20.8%, primarily as a result of a decrease in revenues, offset by the decrease in depreciation expense.  The cost of Digital product lease and maintenance decreased $542,000 or 26.7%, primarily due to the decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 63.4% of related revenues in 2017 compared to 66.6% in 2016.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses increased $11,000 or 5.6%, primarily due to an increase in bad debt expense.

Table of Content

Corporate general and administrative expenses increased $74,000 or 2.3%, primarily due to an increase in payroll and benefits, partially offset by decreases in insurance, legal and pension plan expenses.

Net interest expense increased $334,000 or 89.3%, primarily due to an increase in the average outstanding long-term debt, as well as an increase in interest rates.

The loss on foreign currency remeasurement increased $133,000 to $178,000 in 2017 as compared to $45,000 in 2016, primarily due to increased fluctuations in the exchange rate between currency in Canada and the United States.

Gain on extinguishment of debt in 2016 relates to the Company’s offers to exchange each $1,000 of principal of its Notes and Debentures, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.

Warrant expense in 2016 is attributable to the amortization of equity warrants granted to directors in 2013.

The effective tax rate for the years ended December 31, 2017 and 2016 was a benefit of 20.9% and 9.7%, respectively.  In 2017 and 2016, the Company recognized benefits of $777,000 and $89,000, respectively, as a result of refundable alternative minimum tax (“AMT”) credits.  The income tax benefit in 2017 and 2016 is also affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $2.8 million in 2017 and had a working capital deficiency of $5.8 million as of December 31, 2017.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained, and in order to more effectively manage its cash resources in these challenging economic times, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near-term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near-term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all, and we have no commitments, agreements or understandings with respect to any equity or debt financing.  Moreover, our ability to receive debt financing could be restricted by the covenants of our Credit Agreement with CNH and any equity financing we receive could be substantially dilutive to our shareholders.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $810,000 and $772,000 for the years ended December 31, 2017 and 2016, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department, outsourcing its human resources department and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents increased $141,000 in 2017.  The increase is primarily attributable to borrowings of long-term debt of $3.5 million and proceeds from a forgivable loan of $650,000, offset by payments of long-term debt of $2.2 million, cash used for operations of $810,000, cash designated as restricted cash of $550,000, investments in equipment for rental, property and equipment of $222,000 and payments of dividends on the SBCPS of $198,000.

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

Table of Content

The following table summarizes the Company’s fixed cash obligations as of December 31, 2017 over the next five fiscal years:

In thousands	2018	2019	2020	2021	2022
Long-term debt, including interest	$4,625	$1,143	$-	$-	$-
Pension plan payments	576	267	312	276	333
Employment obligations	100	-	-	-	-
Estimated warranty liability	103	87	64	44	24
Operating lease payments	701	356	336	342	348
Total	$6,105	$1,853	$712	$662	$705

Of the fixed cash obligations for debt for 2018, $1.0 million, including interest, of Notes and Debentures remains outstanding.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

Long-Term Debt

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (the “Borrowers”) entered into a credit and security agreement, as subsequently amended on September 8, 2016, February 14, 2017, March 28, 2017, July 28, 2017, October 10, 2017, November 9, 2017, November 16, 2017 and March 14, 2018 (collectively, the “Credit Agreement”) with CNH as lender.  Under the Credit Agreement, the Company can borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0% (amended to be prime plus 6.0% effective March 1, 2018), and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0%.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.  During 2017, the Company had drawn $917,000 on the revolving loan and $600,000 on the term loan.  As of December 31, 2017, $2.7 million and $790,000, respectively, were outstanding on the revolving loan and the term loan, respectively.  Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 starting with their August 31, 2017 financial statements and a loan turnover rate of no more than 35 days.  As of December 31, 2017, the fixed charge ratio was 0.0 to 1.0 and the loan turnover rate was 44 days, so the Company was not in compliance with all covenants.  The Company entered into an Eighth Amendment to the Credit Agreement dated as of March 14, 2018 with CNH, to waive the Company’s non-compliance with these financial covenants and to amend the interest rate of prime plus 4.0% to be prime plus 6.0% effective March 1, 2018.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On November 6, 2017, the Company received an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which was due to mature on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of December 31, 2017, the outstanding balance was $500,000.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On July 15, 2016, holders of $239,000 of the Notes and $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $71,000.  The Company continues to consider future exchanges of the $387,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.  As of December 31, 2017, the Company still had outstanding $387,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  See Note 11 to the Consolidated Financial Statements – Long-Term Debt for further details.

Table of Content

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2017, the Company had fully repaid the amounts deferred for each of these waivers.  In 2017, we made $298,000 of the $444,000 of minimum required contributions to the plan.  At this time, we expect to make our minimum required contributions in 2018 of $576,000, which includes the balance of the 2017 minimum required contributions; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 13 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 11 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $42,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $284,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2017.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Further, the Company is in default of the indenture agreements governing its outstanding 9½% subordinated debentures which were due in 2012 (the "Debentures") and its 8¼% limited convertible senior subordinated notes which were due in 2012 (the "Notes") so that the trustees or holders of 25% of the outstanding Debentures and Notes have the right to demand payment immediately.  Additionally, the Company has a significant amount due to their pension plan over the next 12 months.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Hartford, CT

March 30, 2018

Table of Content

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31 2017	December 31 2016
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$747	$606
Accounts receivable, net	3,522	3,118
Inventories	2,164	1,893
Prepaids and other assets	1,539	671
Total current assets	7,972	6,288
Long-term assets:
Rental equipment, net	2,016	3,089
Property, plant and equipment, net	2,286	2,292
Goodwill	744	744
Restricted cash	1,162	612
Other assets	804	389
Total long-term assets	7,012	7,126
TOTAL ASSETS	$14,984	$13,414
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,778	$1,493
Accrued liabilities	5,781	5,566
Current portion of long-term debt	4,029	2,984
Customer deposits	1,135	234
Total current liabilities	13,723	10,277
Long-term liabilities:
Long-term debt, less current portion	384	57
Long-term debt - related party	500	500
Forgivable loan	650	-
Deferred pension liability and other	3,638	3,856
Total long-term liabilities	5,172	4,413
Total liabilities	18,895	14,690
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2017 and 2016	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2017 and 2016 (liquidation preference $3,346,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 2,190,011 in 2017 and 1,738,511 in 2016; shares outstanding: 2,162,171 in 2017 and 1,710,671 in 2016	2	2
Additional paid-in-capital	28,273	27,935
Accumulated deficit	(26,889)	(23,842)
Accumulated other comprehensive loss	(5,536)	(5,610)
Treasury stock - at cost - 27,840 common shares in 2017 and 2016	(3,063)	(3,063)
Total stockholders' deficit	(3,911)	(1,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,984	$13,414

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
In thousands, except per share data	2017	2016
Revenues:
Digital product sales	$22,093	$18,138
Digital product lease and maintenance	2,350	3,053
Total revenues	24,443	21,191

Cost of revenues:
Cost of digital product sales	19,221	13,355
Cost of digital product lease and maintenance	1,490	2,032
Total cost of revenues	20,711	15,387

Gross profit	3,732	5,804
General and administrative expenses	(6,578)	(6,624)
Operating loss	(2,846)	(820)
Interest expense, net	(708)	(374)
Loss on foreign currency remeasurement	(178)	(45)
Gain on extinguishment of debt	-	462
Gain on sale/leaseback transaction	132	121
Warrant expense	-	(21)
Loss before income taxes	(3,600)	(677)
Income tax benefit	751	66
Net loss	$(2,849)	$(611)

Loss per share - basic and diluted	$(1.78)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31
In thousands	2017	2016
Net loss	$(2,849)	$(611)
Other comprehensive income (loss):
Unrealized foreign currency translation gain	169	56
Change in unrecognized pension costs	(95)	(409)
Total other comprehensive income (loss), net of tax	74	(353)
Comprehensive loss	$(2,775)	$(964)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
In thousands, except share data For the years ended December 31, 2017 and 2016	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amt	Shares	Amt	Shares	Amt
Balance January 1, 2016	-	$-	16,512	$3,302	1,738,511	$2	$27,914	$(23,054)	$(5,257)	$(3,063)	$(156)
Net loss	-	-	-	-	-	-	-	(611)	-	-	(611)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(177)	-	-	(177)
Warrants issued to directors in 2013	-	-	-	-	-	-	21	-	-	-	21
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	56	-	56
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(409)	-	(409)
Balance December 31, 2016	-	-	16,512	3,302	1,738,511	2	27,935	(23,842)	(5,610)	(3,063)	(1,276)
Net loss	-	-	-	-	-	-	-	(2,849)	-	-	(2,849)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(198)	-	-	(198)
Stock issued to directors/officers in 2017	-	-	-	-	451,500	-	338	-	-	-	338
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	169	-	169
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(95)	-	(95)
Balance December 31, 2017	-	$-	16,512	$3,302	2,190,011	$2	$28,273	$(26,889)	$(5,536)	$(3,063)	$(3,911)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31
In thousands	2017	2016
Cash flows from operating activities
Net loss	$(2,849)	$(611)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,301	1,774
Amortization of gain on sale/leaseback transaction	(132)	(121)
Amortization of deferred financing fees	93	72
Gain on extinguishment of debt	-	(462)
Loss on foreign currency remeasurement	178	45
Amortization of warrants - stock compensation expense	-	21
Bad debt expense	196	305
Issuance of common stock for compensation	338	-
Changes in operating assets and liabilities:
Accounts receivable, net	(600)	(528)
Inventories	(271)	(17)
Prepaids and other assets	(1,271)	(125)
Accounts payable	1,285	284
Accrued liabilities	127	(318)
Customer deposits	901	(19)
Deferred pension liability and other	(106)	(1,072)
Net cash used in operating activities	(810)	(772)
Cash flows from investing activities
Proceeds from sale/leaseback transaction	-	1,100
Equipment manufactured for rental	(32)	(44)
Purchases of property, plant and equipment	(190)	(2,037)
Restricted cash	(550)	(397)
Net cash used in investing activities	(772)	(1,378)
Cash flows from financing activities
Proceeds from long-term debt	3,017	2,955
Proceeds from long-term debt - related parties	500	500
Proceeds from forgivable loan	650	-
Payments of long-term debt	(2,182)	(682)
Payments of dividends on preferred stock	(198)	(177)
Payments for deferred financing fees	(69)	(368)
Payments for fees on extinguishment of debt	-	(27)
Net cash provided by financing activities	1,718	2,201
Effect of exchange rate changes	5	8
Net increase in cash and cash equivalents	141	59
Cash and cash equivalents at beginning of year	606	547
Cash and cash equivalents at end of period	$747	$606
Supplemental disclosure of cash flow information:
Interest paid	$536	$232
Income taxes paid	23	23

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest-bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company.

Accounts receivable, net:  Receivables are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2017	2016
Balance at beginning of year	$39	$559
Provisions	196	305
Write-offs	-	(825)
Balance at end of year	$235	$39

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. At December 31, 2017, three customers accounted for 52.4% of the balance in Accounts receivable, net. In 2017, one customer accounted for 23.2% of total revenues. We do not expect similar revenues from this customer in 2018, but we do expect similar revenues from the sale of similar products to similar customers in 2018. At December 31, 2016, one customer accounted for 17.2% of the balance in Accounts receivable, net. In 2016, there were no customers that accounted for at least 10% of our total revenues.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  Valuation allowances for slow-moving and obsolete inventories are provided based on historical experience and demand for servicing of the displays.  The Company evaluates the adequacy of these valuation allowances regularly.

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

The estimated useful lives are as follows:

Years
Indoor rental equipment	10
Outdoor rental equipment	15
Machinery, fixtures and equipment	5 – 15
Leaseholds and improvements	7

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

Table of Content

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 9.4% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 7.3% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 3 – Fair Value).  There was no impairment of goodwill in 2017 or 2016.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2017 or 2016.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In May 2017, the Company deposited $650,000 in a savings account as collateral for a letter of credit in favor of the City of Hazelwood, Missouri as collateral for a forgivable loan.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a letter of credit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In October 2017, the security deposit was reduced by $100,000 to $300,000, and the related letter of credit was also reduced.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a letter of credit in favor of the landlord at its former New York headquarters as a security deposit.  The lease expired on November 29, 2017 and the related letter of credit was released on February 9, 2018.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

Shipping Costs:  The costs of shipping product to our customers of $614,000 and $610,000 in 2017 and 2016, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $401,000 and $147,000 in 2017 and 2016, respectively, are included in General and administrative expenses.

Revenue recognition:  Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements, which generally run for periods of one month to 10 years.  At December 31, 2017, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2028 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $4,947,000 are as follows:  $1,744,000 – 2018, $1,146,000 – 2019, $947,000 – 2020, $342,000 – 2021, $188,000 – 2022 and $580,000 thereafter.

Revenues on equipment sales with long-term receivables are recorded on the installment basis.  At December 31, 2017, the future accounts receivables due to the Company under installment sales agreements aggregated $25,000 through 2018.  Revenues on equipment sales, other than long-term equipment sales contracts, are recognized upon shipment when title and risk of loss passes to the customer.

Table of Content

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted.  Effective January 1, 2018, the legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017.  Effective for 2018 and forward, there are additional changes including changes to refundable AMT credits, bonus depreciation, the deduction for executive compensation and interest expense.  As of December 31, 2017, two provisions affecting the financial statements are the refundable AMT credits and the one-time toll charge.  The change in tax rate which would affect the value of deferred tax assets in the amount of $1.7 million does not affect the financial statements since those assets have had a valuation reserve established for several years.  Since the toll charge on deemed repatriated earnings of foreign subsidiaries is effective for the tax year ending in 2017, the company has included a deemed dividend in taxable income of $3.3 million for the tax year ending December 31, 2017.  The tax cost has been offset by net operating loss carryforwards.  The deferred refundable AMT credits amounting to $0.7 million, which are now fully refundable, have been included for the tax year ending December 31, 2017.  See Note 8 – Taxes on Income for further details.

Foreign currency:  The functional currency of the Company’s Canadian business operation is the Canadian dollar.  The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange.  The resulting translation adjustment is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive Loss.  In relation to intercompany balances, these have been classified as short-term in nature and therefore the changes in the foreign currency remeasurement adjustment for intercompany balances are recorded as Loss on foreign currency remeasurement in the Consolidated Statements of Operations.

Share-based compensation plans:  The Company measures share-based payments to employees and directors at the grant date fair value of the instrument.  The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the stock option, estimated forfeiture rate and risk free interest rate.  For details on the accounting effect of share-based compensation, see Note 14 – Share-Based Compensation.

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2017 through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.

Recent accounting pronouncements:  In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  ASU 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act (or portion thereof) is recorded. ASU 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the TCJ Act.  Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

Table of Content

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

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

This new accounting standard will replace most current GAAP guidance on this topic and eliminate most industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative periods financial statements.

The Company will adopt the guidance for the annual reporting period beginning on January 1, 2018 using the modified retrospective method. The Company has evaluated and continues to evaluate the impact of the adoption of the new revenue recognition standard. The adoption of this standard is not expected to have a monetarily material impact on the Company’s financial position and results of operations other than the need for increased disclosure.

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation. In 2016, Customer deposits were included in Accrued liabilities in the Consolidated Balance Sheets.

Table of Content

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-K.  The Company incurred a net loss of $2.8 million in 2017 and had a working capital deficiency of $5.8 million as of December 31, 2017.  As such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-K.  In addition, the Company is obligated to repay the balance of the revolving credit line ($2.7 million as of December 31, 2017) and the balloon payment on the term loan of $490,000 owed under the Credit Agreement, as hereinafter defined, in July 2019.  As a result, our short-term business focus has been to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations for the next 12 months from the date of issuance of this Form 10-K.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.2 million at December 31, 2017 and the Company has a significant amount due to its pension plan over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the "Notes") and 9½% Subordinated debentures due 2012 (the "Debentures"), which have remaining principal balances of $387,000 and $220,000, respectively.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement with CNH Finance Fund I, L.P. (“CNH”) (formerly known as SCM Specialty Finance Opportunities Fund, L.P.), there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 11 - Long-Term Debt for further details.

The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any additional financings or the terms thereof and the Company has no commitments, agreements or understandings with respect to any equity or debt financing.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

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

Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $1,000 and $55,000, respectively, at December 31, 2017 and 2016, and are included in Cash and cash equivalents and Other assets, respectively, in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s Notes, using observable inputs, was $77,000 at December 31, 2017 and 2016.  The fair value of the Company’s Debentures, using observable inputs, was $44,000 at December 31, 2017 and 2016.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $4.5 million at December 31, 2017 and $3.2 million at December 31, 2016.

Table of Content

4.  Inventories

Inventories consist of the following:

In thousands	2017	2016
Raw materials	$1,204	$1,245
Work-in-progress	704	410
Finished goods	256	238
Total inventory	$2,164	$1,893

5.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2017	2016
Rental equipment	$10,425	$15,354
Less accumulated depreciation	8,409	12,265
Net rental equipment	$2,016	$3,089

The Company entered into a Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (the “Assignment Agreement”) and financed the future receivables relating to certain lease contracts.  A security interest was granted on the rental equipment underlying the lease contract receivables sold to AXIS Capital, Inc. by the Company pursuant to the Assignment Agreement.

During 2017, $5.0 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2017 and 2016 was $1.1 million and $1.6 million, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2017	2016
Machinery, fixtures and equipment	$2,972	$2,839
Leaseholds and improvements	12	25
	2,984	2,864
Less accumulated depreciation	698	572
Net property, plant and equipment	$2,286	$2,292

Equipment having a net book value of $2.3 million at December 31, 2017 and 2016 are pledged as collateral under various financing agreements.

On February 1, 2016, the Company sold its Des Moines, Iowa facility for $1.1 million in a sale/leaseback transaction.  The lease is for a two year period at an annual rental of $158,000.  As a result of the sale, the remaining $329,000 mortgage was paid in full.  Net proceeds of $661,000 were received after paying off the related mortgage.  The Company calculated a gain of $267,000, which is being recognized over the 24 month term of the lease.  The Company recognized $132,000 and $121,000 of the gain in the years ended December 31, 2017 and 2016, respectively.

During 2017 and 2016, $70,000 and $36,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2017 and 2016 was $196,000 and $137,000, respectively.

7.  Other Assets

Other assets consist of the following:

In thousands	2017	2016
Refundable alternative minimum tax (“AMT”) credits	$611	$-
Prepaids	121	109
Deposits	72	255
Long-term receivables	-	25
Total other assets	$804	$389

8.  Taxes on Income

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted.  Effective January 1, 2018, the legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017.  Effective for 2018 and forward, there are additional changes including changes to refundable AMT credits, bonus depreciation, the deduction for executive compensation and interest expense.  As of December 31, 2017, two provisions affecting the financial statements are the refundable AMT credits and the one-time toll charge.  The change in tax rate which would affect the value of deferred tax assets in the amount of $1.7 million would be offset by a change in the valuation reserve.  Since the toll charge on deemed repatriated earnings of foreign subsidiaries is effective for the tax year ending in 2017, the Company has included a deemed dividend in taxable income of $3.3 million for the tax year ending December 31, 2017.  The tax cost has been offset by net operating loss carryforwards.  The deferred refundable AMT credits amounting to $777,000, which are now fully refundable, have been included for the tax year ending December 31, 2017.

The SEC issued Staff Accounting Bulletin No. 118, which provides the Company with up to one year to finalize accounting for the impacts of the TCJ Act.  When the initial accounting for U.S Tax Reform impacts is incomplete, the Company may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made.  The Company has estimated the provisional tax impacts related to the toll charge and as result, the Company recognized a net tax expense of approximately $712,000 ($513,000 for Federal and $199,000 for State) offset by NOL's.  It has also recognized a tax benefit of $777,000 for fully refundable AMT credits.  The final impact may differ from this and other provisional amounts due to gathering additional information to more precisely compute the amount of tax, additional regulatory guidance that may be issued, and changes in interpretations and assumptions.  The Company expects to finalize accounting for the impacts of the TCJ Act during 2018.

Table of Content

The components of income tax benefit are as follows:

In thousands	2017	2016
Current:
Federal	$(777)	$(89)
State and local	-	-
Foreign	26	23
	$(751)	$(66)
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax benefit	$(751)	$(66)

Loss before income taxes from the United States operations was $3.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.  (Loss) income before income taxes from Canada was $(0.1) million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 34.0% as follows:

	2017	2016
Statutory federal income tax benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	0.1	3.1
Deemed dividend tax of deferred foreign income under the TCJ Act	(14.3)	-
AMT credit fully refundable under the TCJ Act	21.6	-
Foreign income taxed at different rates	(1.9)	0.7
Deferred tax asset remeasured under the TCJ Act	(48.6)	-
Deferred tax asset valuation allowance	30.6	(29.4)
Other	(0.6)	1.3
Effective income tax benefit rate	20.9%	9.7%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2017	2016
Deferred income tax asset:
Tax credit carryforwards	$30	$808
Operating loss carryforwards	4,663	6,533
Net pension costs	2,499	2,225
Accruals	(3)	240
Allowance for bad debts	45	(10)
Other	302	438
Valuation allowance	(6,405)	(8,318)
	1,131	1,916
Deferred income tax liability:
Depreciation	559	1,071
Other	572	845
	1,131	1,916
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $16.5 million, which begin to expire in 2019.  The operating loss carryforwards have been limited by a change in ownership of the Company in 2012 as defined under Section 382 of the Internal Revenue Code.  This change in ownership as of June 26, 2012 had limited our operating loss carryforwards at that point to $295,000 per year aggregating $5.9 million.  Losses in subsequent years have increased the operating loss carryforwards.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2017 and 2016.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

Table of Content

9.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2017	2016
Directors fees	$1,007	$844
Deferred revenues	1,003	681
Taxes payable	972	583
Compensation and employee benefits	596	590
Current portion of pension liability (see Note 13)	576	660
Interest payable	498	408
Warranty reserve	322	303
Audit fees	165	135
Accrued manufacturing equipment cost	-	590
Other	642	772
	$5,781	$5,566

A summary of the warranty reserve for the years ended December 31, 2017 and 2016 is as follows:

In thousands	2017	2016
Balance at beginning of year	$303	$389
Provisions	123	354
Deductions	(104)	(440)
Balance at end of year	$322	$303

10.  Warrant Issuances

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line (the “BFI Agreement”), which was repaid in full prior to 2016.  In connection with the agreement, the Company also issued BFI a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, which expires on April 23, 2020.  The fair value of this warrant at the date of issuance was $21,000.  This warrant does not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity in Additional paid-in-capital in the Consolidated Balance Sheets.

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

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  These warrants became fully vested on October 2, 2016 and expire on October 2, 2018.  The Company recorded a non-cash expense of $21,000 in the year ended December 31, 2016 related to the value of the warrants issued, which is included in Warrant expense in the Consolidated Statements of Operations.  No expense was recorded in 2017 related to these warrants.  These warrants do not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity.

11.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2017	2016
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	2,722	1,805
Term loans	790	872
Term loans – related party	1,000	500
Forgivable loan	650	-
Total debt	5,769	3,784
Less deferred financing costs	206	243
Net debt	5,563	3,541
Less portion due within one year	4,029	2,984
Net long-term debt	$1,534	$557

Payments of long-term debt due for the next five years are:

In thousands	2018	2019	2020	2021	2022	Thereafter
	$4,029	$1,090	$-	$-	$-	$650

Table of Content

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (the “Borrowers”) entered into a credit and security agreement, as subsequently amended on September 8, 2016, February 14, 2017, March 28, 2017, July 28, 2017, October 10, 2017, November 9, 2017, November 16, 2017 and March 14, 2018 (collectively, the “Credit Agreement”) with CNH as lender.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 4.0% (8.50% and 7.75% at December 31, 2017 and 2016, respectively), which was subsequently amended to be prime plus 6.0% (10.50% effective March 1, 2018, for an equipment purchase, repayment of certain outstanding obligations, including payments to the Company’s pension plan, the purchase of inventory/product and general working capital purposes, and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (10.50% and 9.75% at December 31, 2017 and 2016, respectively), for the purchase of equipment.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.

During 2017, the Company had drawn $917,000 on the revolving loan and $600,000 on the term loan, of which $2.7 million and $790,000, respectively, was outstanding as of December 31, 2017.  During 2016, the Company had drawn $1.8 million on the revolving loan and $400,000 on the term loan, of which $1.8 million and $380,000, respectively, was outstanding as of December 31, 2016.

Interest under the Credit Agreement is payable monthly in arrears.  The Credit Agreement also requires the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 starting with their August 31, 2017 financial statements and a loan turnover rate of no more than 35 days.  As of December 31, 2017, the fixed charge ratio was 0.0 to 1.0 and the loan turnover rate was 44 days, so the Company was not in compliance with all covenants.  The Company entered into an Eighth Amendment to the Credit Agreement dated as of March 14, 2018 with CNH, to waive the Company’s non-compliance with these financial covenants and to amend the interest rate of prime plus 4.0% to be prime plus 6.0% effective March 1, 2018.

The Credit Agreement allows the Company to continue to pay dividends on all its SBCPS or any other new preferred stock, if any, which dividends will be excluded as fixed charges for the covenant calculations.

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

The Company has outstanding $387,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2017 and 2016, the Company had accrued $266,000 and $234,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On July 15, 2016, holders of $239,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $48,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $308,000 in 2016.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2017 and 2016, the Company had accrued $169,000 and $148,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On July 15, 2016, holders of $114,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $23,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $154,000 in 2016.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On July 28, 2017, the Company entered into a credit agreement with Mr. Arnold Penner, pursuant to which the Company could borrow up to $1.5 million at a loan fee of $35,000, with a maturity date of August 19, 2017 (the “Penner Agreement”).  On October 17, 2017, the Company repaid the balance of the loan and satisfied the agreement in full.

Table of Content

In connection with the Penner Agreement, the Company entered into a Fourth Amendment to the Credit Agreement dated as of July 28, 2017 with CNH, to provide for certain adjustments to the Credit Agreement to allow for the Company’s entry into the Penner Agreement and the security interest granted to Mr. Penner thereunder.  The Company, Mr. Penner and CNH also entered into a Mutual Lien Intercreditor Agreement, dated as of July 28, 2017, setting forth CNH’s senior lien position to all collateral of the Company, except for the purchase order securing the Penner Agreement, and the rights of each of CNH and Mr. Penner with respect to the collateral of the Company, which was released in full when the loan was satisfied in full.

On November 6, 2017, the Company received an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which was due to mature on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  As of December 31, 2017, the entire amount was outstanding.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

In connection with the Second Carlisle Agreement, the Company entered into a Fifth Amendment to the Credit Agreement dated as of October 10, 2017 with CNH to provide for certain adjustments to the Credit Agreement to allow for the Company’s entry into the Second Carlisle Agreement and the security interest granted to Carlisle thereunder.  The Company, Carlisle and CNH also entered into a Mutual Lien Intercreditor Agreement, dated as of October 10, 2017, setting forth CNH’s senior lien position to all collateral of the Company, except for the purchase order securing the Second Carlisle Agreement, and the rights of each of CNH and Carlisle with respect to the collateral of the Company.

The Company entered into a Sixth Amendment to the Credit Agreement dated as of November 9, 2017 with CNH, to provide for certain adjustments to the Credit Agreement to set the Fixed Charge Coverage Ratio financial covenant to be 1.0 to 1.0 beginning with a first test period of the one month ending August 31, 2017.

The Company entered into a Seventh Amendment to the Credit Agreement dated as of November 16, 2017 with CNH, to provide for certain adjustments to the Credit Agreement to remove the $2.0 million cap on the revolving credit line and to allow for the Company’s entry into the Second Carlisle Agreement and the security interest granted to Carlisle thereunder.  The Company, Carlisle and CNH also entered into a Mutual Lien Intercreditor Agreement, dated as of October 10, 2017, setting forth CNH’s senior lien position to all collateral of the Company, except for the purchase order securing the Second Carlisle Agreement, and the rights of each of CNH and Carlisle with respect to the collateral of the Company.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri, which is included in Forgivable loan in the Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.50% at December 31, 2017).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.

12.  Stockholders’ Deficit

During 2017 and 2016, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.  The Board of Directors declared cash dividends of $6.00 per share in April and November 2017 for each share of Series B Convertible Preferred Stock (“SBCPS”).  As described herein, the SBCPS carries a 6.0% cumulative annual dividend.

The Company is authorized to issue 500,000 shares of preferred stock, of which (i) 416,500 shares are designated as Series A Convertible Preferred Stock, none of which are outstanding, (ii) 51,000 shares are designated as SBCPS, 16,512 of which are outstanding, and (iii) 32,500 shares are not yet designated.  The SBCPS has a stated price of $200.00 per share and is convertible into 20 shares of Common Stock.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 402,000 and 622,000 at December 31, 2017 and 2016, respectively.

Table of Content

 The SBCPS carries a 6.0% cumulative annual dividend, which amounts to $198,000 on an annual basis.  The SBCPS is convertible into shares of Common Stock at an initial conversion price of $10.00 per share, representing a conversion ratio of 20 shares of Common Stock for each share of SBCPS held at the time of conversion, subject to adjustment.  As of December 31, 2017 and 2016, the Company had recorded accumulated unpaid dividends related to SBCPS of $44,000.  In the years ended December 31, 2017 and 2016, the Company paid dividends related to the SBCPS of $198,000 and $177,000, respectively.  The shares of SBCPS may be subject to mandatory conversion after three years, or as early as one year if the closing sale price of the Common Stock has been greater than or equal to $15.00 for 30 consecutive trading days.

During 2017 and 2016, certain board members deferred payment of their director fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  No restricted stock was issued in lieu of cash payments for directors’ fees in 2017 or 2016.

Accumulated other comprehensive loss is comprised of approximately $5.8 million and $5.7 million of unrecognized pension costs at December 31, 2017 and 2016, respectively, and $281,000 and $112,000 of unrealized foreign currency translation gains at December 31, 2017 and 2016, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial loss	Foreign currency translation gain	Total
Balances at January 1, 2016	$(5,313)	$56	$(5,257)
Actuarial loss	(409)	-	(409)
Translation gain	-	56	56
Balances at December 31, 2016	(5,722)	112	(5,610)
Actuarial loss	(95)	-	(95)
Translation gain	-	169	169
Balances at December 31, 2017	$(5,817)	$281	$(5,536)

13.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there is no service cost for the years ended December 31, 2017 and 2016.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2017 and 2016, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $4.2 million at December 31, 2017.

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

At December 31, 2017 and 2016, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2017	2016
Equity and index funds	72.0%	68.9%
Fixed income funds	28.0	31.1
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2017 and 2016:

In thousands	2017	2016
Level 1:
Equity and index funds	$7,289	$6,186
Fixed income funds	2,841	2,798
Total Level 1	10,130	8,984
Level 2	-	-
Level 3	-	-
Total pension plan assets	$10,130	$8,984

Table of Content

The funded status of the plan as of December 31, 2017 and 2016 is as follows:

In thousands	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,408	$13,517
Interest cost	466	487
Actuarial loss	1 067	369
Benefits paid	(621)	(965)
Projected benefit obligation at end of year	14,320	13,408

Change in plan assets:
Fair value of plan assets at beginning of year	8,984	8,193
Actual return on plan assets	1,469	432
Company contributions	298	1,324
Benefits paid	(621)	(965)
Fair value of plan assets at end of year	10,130	8,984

Funded status (underfunded)	$(4,190)	$(4,424)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,301	$7,206
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.17%	4.31%
Benefit obligations	3.66%	4.16%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2018, the Company expects to amortize $224,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2017 and 2016 was $14.3 million and $13.4 million, respectively.  The minimum required contribution in 2018 is expected to be $576,000, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.5 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (the “IRS”) requests for waivers of the minimum funding standard for its defined benefit pension plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2017, the Company has fully repaid the amounts deferred for each of these waivers.  If the Company had not fulfilled the conditions of the waivers, the Pension Benefit Guaranty Corporation (the “PBGC”) and the IRS would have had various enforcement remedies that could have been implemented to protect the participant’s benefits, such as termination of the plan or a requirement that the Company make the unpaid contributions.  In support of such enforcement remedies, the PBGC previously placed a lien on the Company’s assets with respect to amounts owed under the plan.  When the Company made additional contributions to the plan in July 2016 above the minimum required contribution, the PBGC released its lien on our assets.  In 2017, we made $298,000 of the $444,000 of minimum required contributions to the plan.  At this time, the Company is expecting to make its minimum required $576,000 of contributions remaining for 2018, which includes the balance of the 2017 minimum required contributions; however, there is no assurance that the Company will be able to make any or all such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2018	2019	2020	2021	2022
	761	$941	$710	$1,195	$711

The following table presents the components of the net periodic pension cost for the years ended December 31, 2017 and 2016:

In thousands	2017	2016
Interest cost	$466	$487
Expected return on plan assets	(716)	(672)
Amortization of net actuarial loss	219	199
Net periodic pension cost	$(31)	$14

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2017 and 2016:

In thousands	2017	2016
Balance at beginning of year	$7,206	$6,797
Net actuarial loss	314	608
Recognized loss	(219)	(199)
Balance at end of year	$7,301	$7,206

Table of Content

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

14.  Share-Based Compensation

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

On December 29, 2017, the Company granted 451,500 shares of Common Stock to certain directors and executive management team members.  The closing share price on the date of the grant was $0.75 and there was no vesting period.  The Company recorded compensation expense of $338,000.

The Company has two stock option plans.  As of December 31, 2017, no shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan and 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plans are as follows:

	Number of Shares			Weighted Average Exercise
	Authorized	Granted	Available	Price
Balance January 1, 2016	200,800	-	200,800	N/A
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2016	200,800	-	200,800
Authorized	-	-	-
Expired	(200,000)	-	(200,000)
Granted	-	-	-
Balance December 31, 2017	800	-	800

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  Exercise periods are for ten years from the date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  During 2017, stock grants were awarded, causing the potential for stock options to be terminated.  At December 31, 2017, no options were outstanding or exercisable.  During 2017 and 2016, no options were granted or exercised.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2017, there were no outstanding options to purchase shares.

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

15.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2017 and 2016:

In thousands, except per share data	2017	2016
Numerator:
Net loss, as reported	$(2,849)	$(611)
Dividends paid on preferred shares	(198)	(177)
Change in dividends accumulated on preferred shares	-	(21)
Net loss attributable to common shares	$(3,047)	$(809)
Denominator:
Weighted average shares outstanding	1,714	1,711
Basic and diluted loss per share	$(1.78)	$(0.47)

At December 31, 2017 and 2016, dividends accumulated on preferred shares totaled $44,000.

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

At December 31, 2017 and 2016, outstanding warrants convertible into 52,000 shares of Common Stock were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

Table of Content

16.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and its Chief Operating Officer, which expired in February 2018 and March 2018, respectively, and currently renew on a month-to-month basis.  At December 31, 2017, the aggregate commitment for future salaries, excluding bonuses, was approximately $100,000.  Contractual salaries expense was $550,000 for the years ended December 31, 2017 and 2016.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilites in the Consolidated Balance Sheet at December 31, 2017.  Potential damages, if any, are not yet determinable.

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2023.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease is for a two-year lease period at an annual rental of $158,000.  In 2017, the Company extended the lease for another year at the same rate.  On June 21, 2016, the Company entered into a new lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of $317,000.  Future minimum lease payments due under operating leases at December 31, 2017 aggregating $2.4 million are as follows: $701,000 - 2018, $356,000 – 2019, $336,000 – 2020, $342,000 – 2021, $348,000 – 2022 and $309,000 thereafter.  Rent expense was $848,000 and $651,000 for the years ended December 31, 2017 and 2016, respectively.

17.  Related Party Transactions

In addition to the warrant issuances described in Note 10 and the Company’s loans from Carlisle described in Note 11, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier.  The Company purchased $1.9 million and $3.6 million of product from Transtech in 2017 and 2016, respectively.  Amounts payable by the Company to Transtech were $149,000 and $0 as of December 31, 2017 and 2016, respectively.

On June 30, 2016, the Company entered into a 1-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and would pay the Company a 3% royalty on any equipment sold using the Company’s trademark.  There were no such sales during the agreement period and the agreement expired as of June 30, 2017.

18.  Business Segment Data

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

Foreign revenues represent less than 10% of the Company’s revenues for 2017 and 2016.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Table of Content

Information about the Company’s operations in its two business segments for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016 were as follows:

In thousands	2017	2016
Revenues:
Digital product sales	$22,093	$18,138
Digital product lease & maintenance	2,350	3,053
Total revenues	$24,443	$21,191
Operating (loss) income:
Digital product sales	$(149)	$1,631
Digital product lease & maintenance	653	825
Corporate general and administrative expenses	(3,350)	(3,276)
Total operating loss	(2,846)	(820)
Interest expense, net	(708)	(374)
Loss on foreign currency remeasurement	(178)	(45)
Gain on extinguishment of debt	-	462
Gain on sale/leaseback transaction	132	121
Warrant expense	-	(21)
Loss before income taxes	(3,600)	(677)
Income tax benefit	751	66
Net loss	$(2,849)	$(611)
Assets:
Digital product sales	$9,722	$8,753
Digital product lease & maintenance	4,515	4,055
Total identifiable assets	14,237	12,808
General corporate	747	606
Total assets	$14,984	$13,414
Depreciation and amortization:
Digital product sales	$176	$115
Digital product lease & maintenance	1,105	1,638
General corporate	20	21
Total depreciation and amortization	$1,301	$1,774
Capital expenditures:
Digital product sales	$190	$2,033
Digital product lease & maintenance	32	44
General corporate	-	4
Total capital expenditures	$222	$2,081

19.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2017 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

As further discussed in Note 6 – Long-Term Debt, subsequent to December 31, 2017, the Company entered into the Eighth Amendment to the Credit Agreement.

Table of Content

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal accounting officer) and our Controller, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded these disclosure controls are effective as of December 31, 2017.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and Chief Accounting Officer and its Controller, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Table of Content

ITEM 9B.              OTHER INFORMATION

On December 29, 2017, the Company granted 451,500 shares of Common Stock to certain directors and executive management team members.  The closing share price on the date of the grant was $0.75 and there was no vesting period.  The Company recorded compensation expense of $338,000.

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

Table of Content

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of

December 31, 2017

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

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

Table of Content

10.7 **  Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.8        Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

10.9        Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.10      Trademark licensing agreement effective as of June 30, 2016 by and between the Company as Licensor and Transtech as Licensee (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 12, 2016).

10.11      Credit and Security Agreement with CNH Finance Fund I, L.P. (“CNH”) (formerly known as SCM Specialty Finance Opportunities Fund, L.P.) dated as of July 12, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 13, 2016).

10.12      First Amendment to Credit and Security Agreement with CNH dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 12, 2016).

10.13      Second Amendment to Credit and Security Agreement with CNH dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2017).

10.14      Third Amendment to Credit and Security Agreement with CNH dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 29, 2017).

10.15      Fourth Amendment to Credit and Security Agreement with CNH dated as of July 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 2, 2017).

10.16      Fifth Amendment to Credit and Security Agreement with CNH dated as of October 10, 2017 (incorporated by reference to Exhibit 10.4 of Form 10-Q filed November 9, 2017).

10.17      Sixth Amendment to Credit and Security Agreement with CNH dated as of November 9, 2017 (incorporated by reference to Exhibit 10.7 of Form 10-Q filed November 9, 2017).

10.18      Seventh Amendment to Credit and Security Agreement with CNH dated as of November 16, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 20, 2017).

10.19      Eighth Amendment to Credit and Security Agreement with CNH dated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 16, 2018).

10.20      Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.21      Mutual Lien Intercreditor Agreement by and between CNH and Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed November 9, 2017).

21           List of Subsidiaries, filed herewith.

Table of Content

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

101        The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements. *

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

Table of Content

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

Dated: March 30, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George W. Schiele	March 30, 2018
George W. Schiele, Chairman of the Board

/s/ Salvatore J. Zizza	March 30, 2018
Salvatore J. Zizza, Vice Chairman of the Board

/s/ Jean-Marc Allain	March 30, 2018
Jean-Marc Allain, Director, President, Chief Executive Officer and Chief Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

/s/ Marco Elser	March 30, 2018
Marco Elser, Director

/s/ Alan K. Greene	March 30, 2018
Alan K. Greene, Director

March 30, 2018
Ryan Morris, Director

/s/ Alberto Shaio	March 30, 2018
Alberto Shaio, Director, Senior Vice President and Chief Operating Officer

March 30, 2018
Yaozhong Shi, Director