Form 10-K/A
period 2017-12-31
TRANS LUX Corp
filed 2018-04-30
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

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

TRANS-LUX CORPORATION

2017 Form 10-K/A Cover Page Continued

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes     X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 27, 2018, was 2,162,171 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 30, 2017 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Part III, Items 10 – 14 to reflect the inclusion of the information required by Form 10-K.  The Original Filing contemplated the incorporation by reference of such information from the Corporation’s definitive proxy statement relating to the Corporation’s 2018 Annual Meeting of Shareholders.  The Corporation’s definitive proxy statement will not be filed within the requisite 120 days after the Corporation’s 2017 fiscal year end, and accordingly, the Corporation is including the information required by Part III, Items 10 – 14 of Form 10-K through this Amendment as contemplated by instruction G (3) to Form 10-K.

On April 24, 2018, Trans-Lux Corporation announced the appointment of Alberto Shaio as the Company’s Interim Chief Executive Officer while Jean-Marc Allain is on medical leave following a surgical procedure.

On April 26, 2018, Trans-Lux Corporation announced the appointment of Todd Dupee as the Company’s Interim Chief Accounting Officer while Jean-Marc Allain is on medical leave following a surgical procedure.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

TRANS-LUX CORPORATION

2017 Form 10-K/A Annual Report

Amendment No. 1

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of Trans-Lux Corporation (the “Company”, “Corporation”, “we” or “our”), the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Jean-Marc (J.M.) Allain	48	2020
Marco Elser	59	2020
Alan K. Greene	78	2019
George W. Schiele	86	2020
Alberto Shaio	69	2018
Yaozhong Shi	50	2019
Salvatore J. Zizza	72	2018

Directors:

J.M. Allain became the President and Chief Executive Officer of the Corporation on February 16, 2010 and its Chief Accounting Officer on February 16, 2017 and has served as a director since June 2011.  Mr. Allain served as President of Panasonic Solutions Company from July 2008 through October 2009; Vice President of Duos Technologies from August 2007 through June 2008; General Manager of Netversant Solutions from October 2004 through June 2005; and Vice President of Adesta, LLC from May 2002 through September 2004.  Mr. Allain has familiarity with the operational requirements of complex organizations and has experience dealing with reorganizations and turnarounds.  Mr. Allain’s experience and deep understanding of the operations of the Corporation allow him to make valuable contributions to the Board.

Marco M. Elser has served as a director since May 25, 2012.  Since 2015, Mr. Elser currently serves as a partner with Lonsin Capital, a London-based investment banking firm.  Mr. Elser also serves on the Board of Directors of Protalex, a Florham Park, NY-based biotechnology company, since 2014.  Mr. Elser previously had been an independent director of North Hills Signal Processing Corporation, a Long Island, NY based technology company; a partner with AdviCorp Plc, a London-based investment banking firm; served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions from 1994 to 2001; and served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994.  Mr. Elser was formerly Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company and has served in that role for over five years.  Mr. Elser was also the president of the Harvard Club of Italy until 2014, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

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

George W. Schiele has served as a director since 2009.  Mr. Schiele was elected Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Schiele currently serves in multiple positions as a trust and private investment manager and has held such positions since 1974.  He is also President of nine other private companies since 1999, 2005, 2006, 2009, 2015 and 2016, respectively; Managing Partner of three Investment Partnerships since 2014; President of one Foundation and Vice President and Director of two other Foundations; and Trustee of nine Trusts.  From 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments.  Mr. Schiele has also served as Chairman or officer and/or Director of multiple educational and cultural organizations.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio became the Interim Chief Executive Officer of the Corporation on April 24, 2018, the Chief Operating Officer of the Corporation on October 6, 2014 and has served as a director since October 2, 2013.  He also serves on the Board of Advisors of Scorpion Capital.  Previously, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013.  Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Colombia SA), and the Interamerican Investment Group.  He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany).  Mr. Shaio’s extensive international experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.

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

Salvatore J. Zizza has served as an independent director since 2009.  Mr. Zizza was elected Vice Chairman of the Board (a non-executive position) of the Corporation on September 29, 2010.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005 and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009.  He currently serves as the Chairman of Zizza & Associates, LLC.  Mr. Zizza serves as the Chairman of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission (the “SEC”).

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held six meetings during 2017.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members with the exception of Mr. Shi, who only attended four of the six Board meetings.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders’ meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  All directors attended the Annual Meeting of Stockholders in person or by teleconference with the exception of Mr. Shi.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. George W. Schiele and Mr. Salvatore J. Zizza, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, monthly fees of $3,000 each, $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2017 and 2016, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.

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

Corporate Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions. Mr. Schiele serves as our Chairman and Mr. Allain serves as our Chief Executive Officer, and currently, due to the medical leave of Mr. Allain, Mr. Shaio serves as Chief Executive Officer.  We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board. We do not have a lead independent director.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2017.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $320 for each meeting of the Committee they attend and the Chairman, Mr. Greene, receives an annual fee of $1,600.

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2017.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Elser, Schiele and Shaio.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2017.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Allain, Mr. Shaio and Mr. Shi are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Greene, Schiele and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. (“Carlisle”) over which he exercised voting and dispositive power as investment manager, has made loans to the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  The Board of Directors has determined that Messrs. Greene, Schiele and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its two Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

Stockholder Communication with the Board

The Board maintains a process for stockholders to communicate with the Board or with individual directors.  Stockholders who wish to communicate with the Board or with individual directors should direct written correspondence to our Corporate Secretary at our Company’s headquarters located at 135 East 57th Street, 14th Floor, New York, New York 10022.  Any such communication must contain:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2017, the Corporation’s executive officers and directors have complied with the Section 16(a) filing requirements.

Executive Officers

On April 24, 2018, Trans-Lux Corporation announced the appointment of Alberto Shaio as the Company’s Interim Chief Executive Officer while Jean-Marc Allain is on medical leave following a surgical procedure.

On April 26, 2018, Trans-Lux Corporation announced the appointment of Todd Dupee as the Company’s Interim Chief Accounting Officer while Jean-Marc Allain is on medical leave following a surgical procedure.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
J.M. Allain	President, Chief Executive Officer and Chief Accounting Officer	48
Alberto Shaio	Interim Chief Executive Officer, Chief Operating Officer and Senior Vice President	69
Alexandro Gomez	Chief Revenue Officer and Senior Vice President	48
Todd Dupee	Interim Chief Accounting Officer, Vice President and Controller	45

The biographical information for Mr. Allain and Mr. Shaio is provided at the beginning of Item 10.

Mr. Gomez became Chief Revenue Officer and Senior Vice President of the Corporation on October 13, 2014.  Mr. Gomez previously worked for xclr8 Media from 2011 to 2014, Van Wagner Sports and Entertainment from 2003 to 2011, One-On-One Sports Radio Network from 2000 to 2001, Foot Locker Worldwide from 1998 to 2000 and News Corporation’s Fox Sports and Fox Video from 1992 to 1998.

Mr. Dupee became Interim Chief Accounting Officer of the Corporation on April 26, 2018, Vice President of the Corporation in 2009, has been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer from December 3, 2012 to May 29, 2014) and has been with the Company since 1994.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer, Chief Accounting Officer and other Named Executive Officers of the Corporation whose compensation exceeded $100,000:

Summary Compensation Table

Annual Compensation							Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)

						Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(1)
Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)				Total ($)
	Year
J.M. Allain	2017	304,771	-	101,250	-	-	-	18,000	424,021
President, Chief Executive Officer and Chief Accounting Officer	2016	304,771	-	-	-	-	-	18,000	322,771

Alberto Shaio (2)	2017	249,998	-	45,000	-	-	-	-	294,998
Interim Chief Executive Officer, Chief Operating Officer and Senior Vice President	2016	231,960	-	-	-	-	-	-	231,960

Alexandro Gomez	2017	150,003	55,000	18,750	-	-	-	-	223,753
Chief Revenue Officer and Senior Vice President	2016	150,003	-	-	-	-	-	-	150,003

Todd Dupee (3)	2017	98,877	-	15,000	-	-	-	-	113,877
Interim Chief Accounting Officer, Vice President and Controller	2016	98,051	-	-	-	-	-	-	98,051

  (1)    See “All Other Compensation” for further details.

  (2)    Mr. Shaio was named Interim Chief Executive Officer on April 24, 2018.

  (3)    Mr. Dupee was named Interim Chief Accounting Officer on April 26, 2018.

All Other Compensation

During 2017 and 2016, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

		Director and/or Trustee Fees ($)		Total All Other Compensation ($)
			Other ($)
Name	Year
J.M. Allain(1)	2017	-	18,000	18,000
	2016	-	18,000	18,000
Alberto Shaio	2017	-	-	-
	2016	-	-	-
Alexandro Gomez	2017	-	-	-
	2016	-	-	-
Todd Dupee	2017	-	-	-
	2016	-	-	-

(1)     Other consists of vehicle allowance.

Stock Option Plans and Stock Options

2012 Long-Term Incentive Plan

The Company has adopted the 2012 Long-Term Incentive Plan to allow for an aggregate of 200,000 shares of Common Stock that may be issued under the 2012 Long-Term Incentive Plan.  The 2012 Long-Term Incentive Plan was adopted by the Corporation’s Board of Directors on July 2, 2010, with amendments adopted by the Corporation’s Board of Directors on December 21, 2011, and approved by the Corporation’s stockholders at the 2012 Annual Meeting of Stockholders held on June 26, 2012.  Awards for all 200,000 shares available under the 2012 Long-Term Incentive Plan were issued to employees and directors in December 2017.

Defined Benefit Pension Plan

In 2017, the Company made $296,000 of the minimum required $444,000 of contributions, as well as additional contributions of $2,000,to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $275,000 is the legislated annual cap on determining the final average annual salary and $220,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Outstanding Equity Awards at Fiscal Year-End 2017

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2017.

Employment Agreements

The Corporation executed an employment agreement with J.M. Allain, President and Chief Executive Officer, effective on February 16, 2015.  The initial three-year term expired on February 16, 2018 and the agreement has automatically renewed for a one-year term.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Allain to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement (including a business club membership) and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Allain leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.5 of Form 10-K dated April 1, 2015.

Potential Payments Upon Severance or Change in Control

The following table sets forth the value of the severance benefits each Named Executive Officer would be entitled to receive under their respective employment agreements, as applicable, assuming that a Change in Control and the entitlement to receive Severance Benefits occurred on December 31, 2017 (neither Mr. Gomez nor Mr. Dupee are entitled to any severance benefits):

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

Compensation of Directors

The following table represents director compensation for 2017:

		Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name	Year
J.M. Allain	2017	-	-	-	-	-	-	-
Marco Elser	2017	12,000	22,500	-	-	-	-	34,500
Alan K. Greene	2017	14,000	22,500	-	-	-	-	36,500
Ryan J. Morris (1)	2017	12,500	1,500					14,000
George W. Schiele	2017	58,500	46,875	-	-	-	-	105,375
Alberto Shaio	2017	-	-	-	-	-	-	-
Yaozhong Shi	2017	1,667	1,500	-	-	-	-	3,167
Salvatore J. Zizza	2017	56,250	46,875	-	-	-	-	103,125

(1)     Mr. Morris resigned from the Board on March 30, 2018.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 27, 2018 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

	Number of Shares Beneficially Owned		Percent Of Class (%)
Name, Status and Mailing Address
5% Stockholders:
Gabelli Funds, LLC	746,755	(1)	30.3
GAMCO Asset Management Inc. Teton Advisors, Inc One Corporate Center
Rye, NY 10580-1434

Transtech LED Company Limited	333,333	(2)	15.4
Unit 27, 13/F Shing Yip Industrial Building
19-21 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

Carlisle Investments, Inc.	180,366	(3)	8.3
Trident Chambers
Wickhams Cay
P.O. Box 146
Road Town, Tortola, British Virgin Islands

Non-Employee Directors:
Marco Elser	241,189	(4)	11.2
Alan K. Greene	43,373	(5)	2.0
George W. Schiele	106,287	(6)	4.9
Yaozhong Shi	335,333	(7)	15.5
Salvatore J. Zizza	82,500	(8)	3.8

Named Executive Officers:
J.M. Allain	137,144		6.3
Alberto Shaio	73,373	(5)	3.4
Alexandro Gomez	25,000		1.2
Todd Dupee	20,000		*
All directors and executive officers as a group	1,064,199	(9)	48

*Represents less than 1% of total number of outstanding shares.

(1)     Based on Schedule 13D, as amended, dated April 10, 2018 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment, GAMCO Funds, LLC beneficially owns 689,940 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 27,555 shares of Common Stock and Teton Advisors, Inc. beneficially owns 29,260 shares of Common Stock.  The share amount reflected in the table includes 302,200 shares of Common Stock beneficially owned by GAMCO Funds, LLC issuable upon conversion of 15,110 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 7,260 shares of Common Stock beneficially owned by Teton Advisors, Inc. issuable upon conversion of 363 shares of Series B Preferred Stock.  The Series B Preferred Stock is convertible into Common Stock at any time.

(2)     Based on a Schedule 13D filed November 13, 2015.  Mr. Shi, a director of the Corporation, is a director of Transtech.

(3)     Based on a Schedule 13D dated June 20, 2014.  Mr. Elser, a director of the Corporation, exercises voting and dispositive power as investment manager of Carlisle.

(4)     The amount includes 190,244 shares of Common Stock owned by Carlisle, Elser & Co. and Advicorp plc, of which Mr. Elser exercises voting and dispositive power as investment manager.

(5)     The amount includes 5,040 shares of Common Stock issuable upon conversion of 252 shares of Series B Preferred Stock.

(6)     The amount includes 5,000 shares of Common Stock issuable upon conversion of 250 shares of Series B Preferred Stock.  The amount also includes 20,000 shares of Common Stock issuable upon exercise of vested warrants.

(7)     Based on a Schedule 13D filed November 13, 2015.  The amount includes 333,333 shares of Common Stock owned by Transtech.  Mr. Shi is a director of Transtech.

(8)     Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.  The amount includes 20,000 shares of Common Stock issuable upon conversion of vested warrants.

(9)     The amount includes 55,080 shares of Common Stock, as set forth in footnotes above, which members of the group have the right to acquire upon conversion of Series B Preferred Stock or exercise of vested warrants.

Equity Compensation Plan Information
	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance

December 31, 2017
Equity compensation plans approved by stockholders	-	-	800

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

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is our primary LED supplier.  The Company purchased $1.9 million and $3.6 million of product from Transtech in 2017 and 2016, respectively, at prices that approximate fair market value.  Amounts payable by the Company to Transtech were $149,000 and $0 as of December 31, 2017 and 2016, respectively.

On June 30, 2016, the Company entered into a one-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark. There were no such sales in 2017 or 2016.

On April 27, 2016, the Company received a $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser exercises voting and dispositive power as investment manager of Carlisle.

On November 6, 2017, the Company received an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which was due to mature on December 10, 2017 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser exercises voting and dispositive power as investment manager of Carlisle.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) have served as our independent registered public accounting firm since December 8, 2015, when the Audit Committee of the Company’s Board of Directors approved their engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2015.  The Audit Committee of the Board of Directors has appointed Marcum as our independent registered public accounting firm for the year ending December 31, 2018.  The proposal to appoint Marcum as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.

There are no disagreements between management and Marcum regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum for 2017 and 2016 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcumaudit fees were $210,000 in 2017 and $198,000 in 2016.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees: Marcum did not provide any audit-related serviced services in 2017 or 2016.

Tax Fees:  Marcum did not provide any tax services in 2017.  Marcum tax fees were $16,000 in 2016.  Marcum tax fees represent amendments to the Company’s 2012 through 2014 federal tax returns to take advantage of a tax credit.

All Other Fees:  Marcum did not provide any non-audit services in 2017 or 2016.

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

10.6 **  Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K dated July 2, 2012).

10.7        Master Agreement for Sale and Assignment of Leases with AXIS Capital, Inc. (incorporated by reference to Exhibit 4.01 of Form 8-K dated June 11, 2013).

10.8        Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.9        Trademark licensing agreement effective as of June 30, 2016 by and between the Company as Licensor and Transtech as Licensee (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 12, 2016).

10.10      Credit and Security Agreement with CNH Finance Fund I, L.P. (“CNH”) (formerly known as SCM Specialty Finance Opportunities Fund, L.P.) dated as of July 12, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 13, 2016).

10.11      First Amendment to Credit and Security Agreement with CNH dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 12, 2016).

10.12      Second Amendment to Credit and Security Agreement with CNH dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2017).

10.13      Third Amendment to Credit and Security Agreement with CNH dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 29, 2017).

10.14      Fourth Amendment to Credit and Security Agreement with CNH dated as of July 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 2, 2017).

10.15      Fifth Amendment to Credit and Security Agreement with CNH dated as of October 10, 2017 (incorporated by reference to Exhibit 10.4 of Form 10-Q filed November 9, 2017).

10.16      Sixth Amendment to Credit and Security Agreement with CNH dated as of November 9, 2017 (incorporated by reference to Exhibit 10.7 of Form 10-Q filed November 9, 2017).

10.17      Seventh Amendment to Credit and Security Agreement with CNH dated as of November 16, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 20, 2017).

10.18      Eighth Amendment to Credit and Security Agreement with CNH dated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 16, 2018).

10.19      Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.20      Mutual Lien Intercreditor Agreement by and between CNH and Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed November 9, 2017).

21           List of Subsidiaries, filed herewith.

31.1        Certification of Alberto Shaio, Interim Chief Executive Officer, Chief Operating Officer and Senior Vice President, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2        Certification of Todd Dupee, Interim Chief Accounting Officer, Vice President and Controller, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1        Certification of Alberto Shaio, Interim Chief Executive Officer, Chief Operating Officer and Senior Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2        Certification of Todd Dupee, Interim Chief Accounting Officer, Vice President and Controller, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

	By:	/s/ Alberto Shaio
Alberto Shaio
Interim Chief Executive Officer,
Chief Operating Officer and
Senior Vice President

	By:	/s/ Todd Dupee
Todd Dupee
Interim Chief Accounting Officer,
Vice President and Controller

Dated: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

***	April 30, 2018
George W. Schiele, Chairman of the Board

***	April 30, 2018
Salvatore J. Zizza, Vice Chairman of the Board

***	April 30, 2018
Jean-Marc Allain, Director, President, Chief Executive Officer and Chief Accounting Officer

***	April 30, 2018
Marco Elser, Director

***	April 30, 2018
Alan K. Greene, Director

/s/ Alberto Shaio	April 30, 2018
Alberto Shaio, Director, Interim Chief Executive Officer (Principal Executive Officer), Senior Vice President and Chief Operating Officer

April 30, 2018
Yaozhong Shi, Director

/s/ Todd Dupee	April 30, 2018
Todd Dupee, Interim Chief Accounting Officer (Principal Financial Officer), Vice President and Controller

***	By	/s/ Todd Dupee
Todd Dupee
Attorney-in-fact