Form 10-Q
period 2018-03-31
TRANS LUX Corp
filed 2018-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes              No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

    Date                                                              Class                                                  Shares Outstanding

5/14/18                                     Common Stock - $0.001 Par Value                                      2,289,184

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31 2018	December 31 2017
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$525	$747
Accounts receivable, net	3,668	3,522
Inventories	1,874	2,164
Prepaids and other assets	977	1,539
Total current assets	7,044	7,972
Long-term assets:
Rental equipment, net	1,840	2,016
Property, plant and equipment, net	2,347	2,286
Goodwill	744	744
Restricted cash	950	1,162
Other assets	808	804
Total long-term assets	6,689	7,012
TOTAL ASSETS	$13,733	$14,984
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,532	$2,778
Accrued liabilities	6,113	5,781
Current portion of long-term debt	2,874	3,529
Current portion of long-term debt - related party	500	500
Customer deposits	608	1,135
Total current liabilities	12,627	13,723
Long-term liabilities:
Long-term debt, less current portion	1,018	1,034
Long-term debt - related party, less current portion	500	500
Deferred pension liability and other	3,506	3,638
Total long-term liabilities	5,024	5,172
Total liabilities	17,651	18,895
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2018 and 2017	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2018 and 2017 (liquidation preference $3,393,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 2,190,011 in 2018 and 2017; shares outstanding: 2,162,171 in 2018 and 2017	2	2
Additional paid-in-capital	28,273	28,273
Accumulated deficit	(26,829)	(26,889)
Accumulated other comprehensive loss	(5,603)	(5,536)
Treasury stock - at cost - 27,840 common shares in 2018 and 2017	(3,063)	(3,063)
Total stockholders' deficit	(3,918)	(3,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,733	$14,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2018	2017
Revenues:
Digital product sales	$3,948	$2,580
Digital product lease and maintenance	587	497
Total revenues	4,535	3,077

Cost of revenues:
Cost of digital product sales	2,787	2,366
Cost of digital product lease and maintenance	256	362
Total cost of revenues	3,043	2,728

Gross profit	1,492	349
General and administrative expenses	(1,353)	(1,445)
Operating income (loss)	139	(1,096)
Interest expense, net	(196)	(174)
Gain (loss) on foreign currency remeasurement	72	(27)
Gain on sale/leaseback transaction	11	33
Pension benefit	34	9
Income (loss) before income taxes	60	(1,255)
Income tax expense	-	-
Net income (loss)	$60	$(1,255)

Earnings (loss) per share - basic and diluted	$0.01	$(0.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended March 31

In thousands	2018	2017
Net income (loss)	$60	$(1,255)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(67)	24
Total other comprehensive (loss) income, net of tax	(67)	24
Comprehensive loss	$(7)	$(1,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31

In thousands	2018	2017
Cash flows from operating activities
Net income (loss)	$60	$(1,255)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248	336
Amortization of gain on sale/leaseback transaction	(11)	(33)
Amortization of deferred financing fees	34	37
(Gain) loss on foreign currency remeasurement	(72)	27
Bad debt expense	(32)	75
Changes in operating assets and liabilities:
Accounts receivable, net	(114)	1,002
Inventories	290	(264)
Prepaids and other assets	558	(49)
Accounts payable	(246)	221
Accrued liabilities	244	416
Customer deposits	(527)	215
Deferred pension liability and other	(28)	(224)
Net cash provided by operating activities	404	504
Cash flows from investing activities
Purchases of property, plant and equipment	(133)	(118)
Net cash used in investing activities	(133)	(118)
Cash flows from financing activities
Proceeds from long-term debt	-	600
Payments of long-term debt	(705)	(1,136)
Payments for deferred financing fees	-	(30)
Net cash used in financing activities	(705)	(566)
Effect of exchange rate changes	-	-
Net increase in cash, cash equivalents and restricted cash	(434)	(180)
Cash, cash equivalents and restricted cash at beginning of year	1,909	1,218
Cash, cash equivalents and restricted cash at end of period	$1,475	$1,038
Supplemental disclosure of cash flow information:
Interest paid	$151	$127
Income taxes paid	26	23
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$525	$426
Long-term assets
Restricted cash	950	612
Cash, cash equivalents and restricted cash at end of period	$1,475	$1,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Condensed Consolidated Balance Sheet at December 31, 2017 is derived from the December 31, 2017 audited financial statements.

The following new accounting pronouncements were adopted in 2018:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018), early application is permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.  See Note 8 – Pension Plan for further details on the effect of the change.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires Restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the Condensed Consolidated Statements of Cash Flows.  Disclosure of the nature of the restrictions on cash balances is required under the guidance.  This standard is effective for annual and interim reporting periods for fiscal years beginning after December 31, 2017.  We adopted the guidance in 2018 and retrospectively adopted the guidance back to January 1, 2017.  Upon adoption, changes in Restricted cash, which had previously been presented as investing activities, are now included within beginning and ending cash and equivalents balances in our Consolidated Statements of Cash Flows.  Additionally, in August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provided guidance on certain cash flow issues.  ASU 2016-15 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017 (i.e., January 1, 2018).  We adopted the guidance retrospectively effective as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.  The Company applied this standard effective January 1, 2018 using the modified retrospective method.  The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application.  For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary.  The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings.  Except for the required financial statement disclosures included in Note 3 – Revenue Recognition, there was no impact to the Company’s condensed consolidated financial statements.

Other that the foregoing changes, there have been no material changes in our significant accounting policies during the three months ended March 31, 2018 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  ASU 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “TCJ Act”) (or portion thereof) is recorded.  ASU 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the TCJ Act.  Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $5.6 million as of March 31, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations and, as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.2 million at March 31, 2018, including $669,000 of minimum required contributions due over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of March 31, 2018, the Company was not in compliance with the fixed charge coverage ratio or loan turnover covenants related to its Credit Agreement (hereinafter defined), which non-compliance was waived by the Lender.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 7 – Long-Term Debt for further details.

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

Note 3 – Revenue Recognition

Under the new revenue recognition guidance provided by ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of this standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of this standard, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  Sales tax, value added tax and other taxes collected on behalf of third parties are excluded from revenue.

Contracts with customers may contain multiple performance obligations.  For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation.  The Company determines standalone selling prices based on the price at which the performance obligation is sold separately.  If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of March 31, 2018.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2018	March31, 2017
Digital product sales:
Catalog and small customized products	$2,948	$2,580
Large customized products	1,000	-
Subtotal	3,948	2,580
Digital product lease and maintenance	587	497
Total	$4,535	$3,077

Performance Obligations

The Company has two primary revenue streams which are Digital product sales and Digital product lease and maintenance.

Digital Product Sales

The Company recognizes net revenue on digital product sales to its distribution partners and to end users related to digital display solutions, fixed digit scoreboards and LED lighting fixtures and lamps. For the Company’s catalog products, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For the Company’s customized products, revenue is either recognized at a point in time or over time depending on the size of the contract.  For those customized product contracts that are smaller in size, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For those customized product contracts that are larger in size, revenue is recognized over time based on incurred costs as compared to projected costs using the input method, as this best reflects the Company’s progress in transferring control of the customized product to the customer.  The Company may also contract with a customer to perform installation services of digital display products.  Similar to the larger customized products, the Company recognizes the revenue associated with installation services using the input method, whereby the basis is the total contract costs incurred to date compared to the total expected costs to be incurred.

Revenue on sales to distribution partners are recorded net of prompt-pay discounts, if offered, and other deductions.  To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method to which the Company expects to be entitled.  In the case of prompt-pay discounts, there are only two possible outcomes: either the customer pays on-time or does not.  Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.  The Company believes that the estimates it has established are reasonable based upon current facts and circumstances.  Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.  The Company offers an assurance-type warranty that the digital display products will conform to the published specifications.  Returns may only be made subject to this warranty and not for convenience.

Digital Product Lease and Maintenance

Lease and maintenance contracts generally run for periods of one month to 10 years.  A contract entered into by the Company with a customer may contain both lease and maintenance services (either or both services may be agreed upon based on the individual customer contract).  Maintenance services may consist of providing labor, parts and software maintenance as may be required to maintain the customer’s equipment in proper operating condition at the customer’s service location.  The Company concluded the lease and maintenance services represent a series of distinct services and the most representative method for measuring progress towards satisfying the performance obligation of these services is the input method.  Additionally, maintenance services require the Company to “stand ready” to provide support to the customer when and if needed.  As there is no discernable pattern of efforts other than evenly over the lease and maintenance terms, the Company will recognize revenue straight-line over the lease and maintenance terms of service.

The Company has an enforceable right to payment for performance completed to date, as evidenced by the requirement that the customer pay upfront for each month of services. Lease and maintenance service amounts billed ahead of revenue recognition are recorded in deferred revenue and are included in Accrued Liabilities in the Condensed Consolidated Financial Statements.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2018 and December 31, 2017, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2018	December 31, 2017
Receivables	$3,668	$3,522
Contract liabilities	1,216	1,209

During the three months March 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

In thousands	Three Months Ended March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$721
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $1.8 million and digital product lease and maintenance was $3.9 million.  The Company expects to recognize revenue on approximately 56%, 27% and 17% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

Costs to Obtain or Fulfill a Customer Contract

Prior to the adoption of ASU 2014-9, the Company expensed incremental commissions paid to sales representatives for obtaining customer contracts.  Under ASU 2014-9, the Company currently capitalizes these incremental costs of obtaining customer contracts.  Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate.  Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in General and administrative expenses.

The Company accounts for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.  When shipping and handling costs are incurred after a customer obtains control of the products, the Company also has elected to account for these as costs to fulfill the promise and not as a separate performance obligation.  Shipping and handling costs associated with the distribution of finished products to customers are recorded in costs of goods sold and are recognized when the related finished product is shipped to the customer.

Note 4 – Inventories

Inventories consist of the following:

In thousands	March 31 2018	December 31 2017
Raw materials	$1,004	$1,204
Work-in-progress	652	704
Finished goods	218	256
	$1,874	$2,164

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

In thousands	March 31 2018	December 31 2017
Rental equipment	$10,425	$10,425
Less accumulated depreciation	8,585	8,409
Net rental equipment	$1,840	$2,016

Depreciation expense for rental equipment for the three months ended March 31, 2018 and 2017 was $176,000 and $276,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	March 31 2018	December 31 2017
Machinery, fixtures and equipment	$3,105	$2,972
Leaseholds and improvements	12	12
	3,117	2,984
Less accumulated depreciation	770	698
Net property, plant and equipment	$2,347	$2,286

Machinery, fixtures and equipment having a net book value of $2.3 million at March 31, 2018 and December 31, 2017 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2018 and 2017 was $72,000 and $60,000, respectively.

Note 7 –Long-Term Debt

Long-term debt consists of the following:

In thousands	March 31 2018	December 31 2017
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	2,067	2,722
Term loan	740	790
Term loans - related party	1,000	1,000
Forgivable loan	650	650
Total debt	5,064	5,769
Less deferred financing costs	172	206
Net debt	4,892	5,563
Less portion due within one year	3,374	4,029
Net long-term debt	$1,518	$1,534

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (the “Borrowers”) entered into a credit and security agreement, as subsequently amended on various dates, the latest being on March 14, 2018 (collectively, the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) as lender, which expires on July 12, 2019.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 6.0% (10.75% at March 31, 2018), which was previously prime plus 4.0% (8.50% at December 31, 2017) and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (10.75% at March 31, 2018 and December 31, 2017).  Interest under the agreement is payable monthly in arrears.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio and a loan turnover rate.  In connection with the Eighth Amendment to the Credit Agreement dated as of March 14, 2018, CNH waived the Company’s anticipated non-compliance with these financial covenants through March 31, 2018.

The Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2018 and December 31, 2017, the Company had accrued $274,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2018 and December 31, 2017, the Company had accrued $174,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.75% at March 31, 2018).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.

Note 8 –Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost to Pension benefit in the Condensed Consolidated Statements of Operations.  The following table presents a summary of the effect for periods presented:

	Three months ended March 31, 2017
In thousands	As reported	As revised	Effect of change
General and administrative expenses	$1,436	$1,445	$9
Operating loss	(1,089)	(1,096)	(9)
Pension benefit	-	(9)	(9)
Loss before income taxes	$(1,255)	$(1,255)	-

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2018	2017
Interest cost	$113	$116
Expected return on plan assets	(203)	(179)
Amortization of net actuarial loss	56	54
Net periodic pension benefit	$(34)	$(9)

As of March 31, 2018, the Company had recorded a current pension liability of $669,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.5 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2018 is expected to be $576,000.

Note 9 – Earnings (Loss) Per Share

The following table presents the calculation of income (loss) per share for the three months ended March 31, 2018 and 2017:

	Three months ended March 31
In thousands, except per share data	2018	2017
Numerator:
Net income (loss), as reported	$60	$(1,255)
Change in dividends accumulated on preferred shares	(49)	(50)
Net income (loss) attributable to common shares	$11	$(1,305)
Denominator:
Weighted average shares outstanding	2,162	1,711
Basic and diluted income (loss) per share	$0.01	$(0.76)

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period.  Diluted income (loss) per common share is computed by dividing net income (loss) attributable to common shares, by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.

At March 31, 2018 and 2017, the Company had accumulated unpaid dividends of $91,000 and $93,000, respectively, related to the Series B Convertible Preferred Stock (“Preferred Stock”).

On April 26, 2018, the Company declared a semi-annual dividend of 7.6923 shares of Common Stock per share of Preferred Stock aggregating 127,013 shares of Common Stock, which was distributed to the holders of the Preferred Stock on May 4, 2018.

As of March 31, 2018 and 2017, the Company had warrants to purchase 52,000 shares of Common Stock outstanding, none of which were used in the calculation of diluted income (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of March 31, 2018 and 2017, the Company had 16,512 shares of Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted income (loss) per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Preferred Stock.

Note 10 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.  Potential damages, if any, are not yet determinable.

Note 11 – Related Party Transactions

The Company has the following related party transactions:

The Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) on April 27, 2016, which is included in Long-term debt – related party in the Condensed Consolidated Balance Sheets, and an additional $500,000 loan from Carlisle (“Second Carlisle Agreement”) on November 6, 2017, which is included in Current portion of long-term debt – related party in the Condensed Consolidated Balance Sheets.  Mr. Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $63,000 and $328,000 of product from Transtech in the three months ended March 31, 2018 and 2017, respectively.  Amounts payable by the Company to Transtech were $130,000 and $149,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2018 and 2017.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31
In thousands	2018	2017
Revenues:
Digital product sales	$3,948	$2,580
Digital product lease and maintenance	587	497
Total revenues	$4,535	$3,077
Operating income (loss):
Digital product sales	$560	$(476)
Digital product lease and maintenance	290	71
Corporate general and administrative expenses	(711)	(691)
Total operating income (loss)	139	(1,096)
Interest expense, net	(196)	(174)
Gain (loss) on foreign currency remeasurement	72	(27)
Gain on sale leaseback transaction	11	33
Pension benefit	34	9
Income (loss) before income taxes	60	(1,255)
Income tax expense	-	-
Net income (loss)	$60	$(1,255)
	March 31	December 31
	2018	2017
Assets
Digital product sales	$9,125	$9,722
Digital product lease and maintenance	4,083	4,515
Total identifiable assets	13,208	14,237
General corporate	525	747
Total assets	$13,733	$14,984

Note 13 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2018 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $5.6 million as of March 31, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations, and as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  Further, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.2 million at March 31, 2018, including $669,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of March 31, 2018, the Company was not in compliance with the fixed charge coverage ratio or loan turnover covenants related to its Credit Agreement, which non-compliance was waived by the Lender.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.

Moreover, because of the uncertainty surrounding our ability to obtain additional liquidity and the potential of the noteholders and/or trustees to give notice to the Company of a default on either the Debentures or the Notes, our independent registered public accounting firm has issued an opinion on our December 31, 2017 Consolidated Financial Statements that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the uncertainty regarding the ability to make the required principal and interest payments on the Notes and the Debentures, in addition to the significant amount due to the Company’s defined benefit pension plan over the next 12 months, net losses and working capital deficiencies, raises substantial doubt about our ability to continue as a going concern.  See Note 2 to the Condensed Consolidated Financial Statements – Going Concern.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
In thousands, except percentages	2018		2017
Revenues:
Digital product sales	$3,948	87.1%	$2,580	83.8%
Digital product lease and maintenance	587	12.9%	497	16.2%
Total revenues	4,535	100.0%	3,077	100.0%
Cost of revenues:
Cost of digital product sales	2,787	61.5%	2,366	76.9%
Cost of digital product lease and maintenance	256	5.6%	362	11.8%
Total cost of revenues	3,043	67.1%	2,728	88.7%
Gross profit	1,492	32.9%	349	11.3%
General and administrative expenses	(1,353)	(29.8)%	(1,445)	(46.9)%
Operating income (loss)	139	3.1%	(1,096)	(35.6)%
Interest expense, net	(196)	(4.3)%	(174)	(5.7)%
Gain (loss) on foreign currency remeasurement	72	1.6%	(27)	(0.9)%
Gain on sale/leaseback transaction	11	0.2%	33	1.1%
Pension benefit	34	0.7%	9	0.3%
Income (loss) before income taxes	60	1.3%	(1,255)	(40.8)%
Income tax expense	-	-%	-	-%
Net income (loss)	$60	1.3%	$(1,255)	(40.8)%

Total revenues for the three months ended March 31, 2018 increased $1.5 million or 47.4% to $4.5 million from $3.1 million for the three months ended March 31, 2017, primarily due to increases in consulting services, Digital product sales and Digital product lease and maintenance.

Digital product sales revenues increased $1.4 million or 53.0%, primarily due to an increase in consulting services and in the entertainment market.  Consulting services represented $1.0 million of revenue from one customer in 2018 for planning services related to a potential larger project which they anticipate commencing in upcoming months, and on which we anticipate bidding.

Digital product lease and maintenance revenues increased $90,000 or 18.1%, primarily due to billing credits recorded in the three months ended March 31, 2017 that did not recur in the same period in 2018, partially offset by the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended March 31, 2018 increased $1.2 million to income of $139,000 from a loss of $1.1 million for the three months ended March 31, 2017, principally due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, as well as a reduction in general and administrative expenses.  Without the consulting revenues in 2018, total operating loss would have only decreased $235,000 as compared to the same period in 2017.

Digital product sales operating income (loss) increased $1.0 million to income of $560,000 for the three months ended March 31, 2018 compared to a loss of $476,000 for the three months ended March 31, 2017, primarily due to the increase in revenues and a decrease in general and administrative expenses.  The cost of Digital product sales increased $421,000 or 17.8%, primarily due to the increase in revenues.  The cost of Digital product sales represented 70.6% of related revenues in 2018 compared to 91.7% in 2017.  This decrease as a percentage of revenues is primarily due to the low incremental costs related to the consulting revenue in 2018.  Without the consulting revenues in 2018, Digital product sales operating loss would have decreased $36,000 and the cost of Digital product sales would have represented 94.5% of related revenues.  Digital product sales general and administrative expenses decreased $89,000 or 12.9%, primarily due to decreases in payroll and benefits, travel expenses and bad debt expense.

Digital product lease and maintenance operating income increased $219,000, primarily as a result of the increase in revenues, as well as a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $106,000 or 29.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 43.6% of related revenues in 2018 compared to 72.8% in 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $23,000, primarily due to a decrease in bad debt expense.

Corporate general and administrative expenses increased $20,000 or 2.9%, primarily due to an increase in insurance expenses, partially offset by decreases in payroll and benefits and rent expense.

Net interest expense increased $22,000, primarily due to an increase in the average outstanding long-term debt, primarily due to the increase in the balance owed under the Credit Agreement as well as the Second Carlisle Agreement and the forgivable loan.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 0.0%.  Both the 2018 and 2017 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company had a working capital deficiency of $5.6 million as of March 31, 2018.  As of December 31, 2017, the Company had a working capital deficiency of $5.8 million.  The decrease in the working capital deficiency is primarily due to decreases in accounts payable, customer deposits and the current portion of long-term debt and an increase in accounts receivable, offset by decreases in inventory and prepaids and an increase in accrued liabilities.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  As a result, we have experienced a decline in our lease and maintenance bases.  The cash flows of the Company are constrained and, in order to more effectively manage its cash resources, the Company has, from time to time, increased the timetable of its payment of some of its payables.  There can be no assurance that we will meet our anticipated current and near-term cash requirements.  Management believes that its current cash resources and cash provided by operations would not be sufficient to fund its anticipated current and near-term cash requirements and is seeking additional financing in order to execute our operating plan.  We cannot predict whether future financing, if any, will be in the form of equity, debt or a combination of both. We may not be able to obtain additional funds on a timely basis, on acceptable terms or at all.  The Company has no agreements, commitments or understandings with respect to any such additional financing.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company generated cash of $404,000 and $504,000 from operating activities for the three months ended March 31, 2018 and 2017, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $434,000 in the three months ended March 31, 2018 to $1.5 million at March 31, 2018 from $1.9 million at December 31, 2017.  The decrease is primarily attributable to payments on the revolving loan of $655,000, scheduled payments of long-term debt of $50,000 and investment in property and equipment of $133,000, offset by cash provided by operating activities of $404,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2018 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2018 for the remainder of 2018 and over the next four fiscal years:

In thousands	Remainder of 2018	2019	2020	2021	2022
Long-term debt, including interest	$3,451	$1,143	$-	$-	$-
Pension plan payments	576	267	312	276	333
Employment agreement obligations	225	38	-	-	-
Estimated warranty liability	90	102	76	54	32
Operating lease payments	523	369	337	342	348
Total	$4,865	$1,919	$725	$672	$713

Of the fixed cash obligations for debt for the remainder of 2018, $1.1 million, including interest, of Notes and Debentures remained outstanding as of March 31, 2018.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

Pension Plan Contributions

At this time, we expect to make our minimum required contributions in 2018 of $576,000, however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $28,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $275,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2018.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer has concluded that these disclosure controls are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting.  Other than the changes discussed in relation to the new revenue recognition standards in Note 3 to the Condensed Consolidated Financial Statements – Revenue Recognition, there has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2018 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Consolidated Balance Sheet at March 31, 2018.  Potential damages, if any, are not yet determinable.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed under Item 5 – Other Information, the Company issued an aggregate of 127,013 shares of Common Stock pursuant to the declaration of a on the Preferred Stock.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2018 and December 31, 2017, the Company had accrued $274,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2018 and December 31, 2017, the Company had accrued $174,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $2.1 million and $740,000 under the Credit Agreement as of March 31, 2018.  The Company received a waiver from the lender for our non-compliance with the fixed charge coverage ratio and loan turnover covenants as of March 31, 2018.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On April 26, 2018, the Company declared a semi-annual dividend of 7.6923 shares of Common Stock per share of Preferred Stock aggregating 127,013 shares of Common Stock, which was distributed to the holders of the Preferred Stock on May 4, 2018.

Item 6.             Exhibits

10.1     Eighth Amendment to Credit and Security Agreement, dated as of March 1, 2018, by and among CNH Specialty Finance Opportunities Fund, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 16, 2018).

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

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Alberto Shaio
Alberto Shaio
Interim Chief Executive Officer,
Chief Operating Officer and
Senior Vice President

	by	/s/ Todd Dupee
Todd Dupee
Interim Chief Accounting Officer,
Vice President and Controller

Date: May 15, 2018