Form 10-Q
period 2018-06-30
TRANS LUX Corp
filed 2018-08-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

    Date                                                              Class                                                  Shares Outstanding

8/13/18                                     Common Stock - $0.001 Par Value                                          2,289,184

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30 2018	December 31 2017
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$264	$747
Receivables, net	3,095	3,522
Inventories	2,138	2,164
Prepaids and other assets	765	1,539
Total current assets	6,262	7,972
Long-term assets:
Rental equipment, net	1,663	2,016
Property, plant and equipment, net	2,275	2,286
Goodwill	744	744
Restricted cash	950	1,162
Other assets	808	804
Total long-term assets	6,440	7,012
TOTAL ASSETS	$12,702	$14,984
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,871	$2,778
Accrued liabilities	6,074	5,781
Current portion of long-term debt	1,744	3,529
Current portion of long-term debt - related party	1,000	500
Customer deposits	568	1,135
Total current liabilities	12,257	13,723
Long-term liabilities:
Long-term debt, less current portion	1,727	1,034
Long-term debt - related party, less current portion	-	500
Deferred pension liability and other	3,424	3,638
Total long-term liabilities	5,151	5,172
Total liabilities	17,408	18,895
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2018 and 2017	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2018 and 2017 (liquidation preference $3,343,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 2,317,024 in 2018 and 2,190,011 in 2017; shares outstanding: 2,289,184 in 2018 and 2,162,171 in 2017	2	2
Additional paid-in-capital	28,560	28,273
Accumulated deficit	(27,857)	(26,889)
Accumulated other comprehensive loss	(5,650)	(5,536)
Treasury stock - at cost - 27,840 common shares in 2018 and 2017	(3,063)	(3,063)
Total stockholders' deficit	(4,706)	(3,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,702	$14,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended June 30		6 Months Ended June 30

In thousands, except per share data	2018	2017	2018	2017
Revenues:
Digital product sales	$2,353	$3,360	$6,301	$5,940
Digital product lease and maintenance	709	618	1,296	1,115
Total revenues	3,062	3,978	7,597	7,055

Cost of revenues:
Cost of digital product sales	2,093	3,272	4,880	5,638
Cost of digital product lease and maintenance	420	385	676	747
Total cost of revenues	2,513	3,657	5,556	6,385

Gross profit	549	321	2,041	670
General and administrative expenses	(1,443)	(1,414)	(2,796)	(2,859)
Operating loss	(894)	(1,093)	(755)	(2,189)
Interest expense, net	(218)	(138)	(414)	(312)
Gain (loss) on foreign currency remeasurement	50	(64)	122	(91)
Gain on sale/leaseback transaction	-	33	11	66
Pension benefit	34	8	68	17
Loss before income taxes	(1,028)	(1,254)	(968)	(2,509)
Income tax expense	-	-	-	-
Net loss	$(1,028)	$(1,254)	$(968)	$(2,509)

Loss per share - basic and diluted	$(0.48)	$(0.76)	$(0.48)	$(1.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended June 30		6 Months Ended June 30

In thousands	2018	2017	2018	2017
Net loss	$(1,028)	$(1,254)	$(968)	$(2,509)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(47)	66	(114)	90
Total other comprehensive (loss) income, net of tax	(47)	66	(114)	90
Comprehensive loss	$(1,075)	$(1,188)	$(1,082)	$(2,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June, 30

In thousands	2018	2017
Cash flows from operating activities
Net loss	$(968)	$(2,509)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	497	672
Amortization of gain on sale/leaseback transaction	(11)	(66)
Amortization of deferred financing fees and debt discount	81	63
(Gain) loss on foreign currency remeasurement	(122)	91
Bad debt expense	222	53
Changes in operating assets and liabilities:
Accounts receivable, net	205	1,163
Inventories	26	(189)
Prepaids and other assets	770	(640)
Accounts payable	93	352
Accrued liabilities	161	(631)
Customer deposits	(567)	2,741
Deferred pension liability and other	(63)	(216)
Net cash provided by operating activities	324	884
Cash flows from investing activities
Purchases of property, plant and equipment	(133)	(166)
Net cash used in investing activities	(133)	(166)
Cash flows from financing activities
Proceeds from long-term debt	1,000	600
Proceeds from forgivable loan	-	650
Payments of long-term debt	(1,885)	(1,009)
Payments of dividends on preferred stock	-	(99)
Payments for deferred financing fees	-	(30)
Net cash (used in) provided by financing activities	(885)	112
Effect of exchange rate changes	(1)	6
Net (decrease) increase in cash, cash equivalents and restricted cash	(695)	836
Cash, cash equivalents and restricted cash at beginning of year	1,909	1,218
Cash, cash equivalents and restricted cash at end of period	$1,214	$2,054
Supplemental disclosure of cash flow information:
Interest paid	$293	$247
Income taxes paid	26	23
Supplemental non-cash financing activities:
Warrants issued to SMI and SMII	$287	$-
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$264	$792
Long-term assets
Restricted cash	950	1,262
Cash, cash equivalents and restricted cash at end of period	$1,214	$2,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.  The Company applied this standard effective January 1, 2018 using the modified retrospective method.  The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application.  For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary.  The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The Company determined that there was no cumulative effect to be recorded and, except for the required financial statement disclosures included in Note 3 – Revenue Recognition, there was no impact to the Company’s condensed consolidated financial statements.

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the six months ended June 30, 2018 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees.  The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options.  Public business entities should apply the amendments in ASU 2018-07 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019), early application is permitted.  Early adoption is permitted for all entities on a modified retrospective basis.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $6.0 million as of June 30, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations and, as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.1 million at June 30, 2018, including $716,000 of minimum required contributions due over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of June 30, 2018, the Company was not in compliance with the fixed charge coverage ratio covenant related to its Credit Agreement (hereinafter defined), which non-compliance was waived by the CNH Finance Fund I, L.P. (“CNH”).  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 7 – Long-Term Debt for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of June 30, 2018.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017, along with the reportable segment for each category:

	Three months ended		Six months ended
In thousands	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Digital product sales:
Catalog and small customized products	$2,353	$3,360	$5,301	$5,940
Large customized products	-	-	1,000	-
Subtotal	2,353	3,360	6,301	5,940
Digital product lease and maintenance	709	618	1,296	1,115
Total	$3,062	$3,978	$7,597	$7,055

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

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of June 30, 2018 and December 31, 2017, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	June 30, 2018	December 31, 2017
Receivables	$3,095	$3,522
Contract liabilities	1,008	1,209

During the three and six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

In thousands	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$205	$753
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $4.0 million and digital product lease and maintenance was $3.6 million.  The Company expects to recognize revenue on approximately 69%, 19% and 12% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

In thousands	June 30 2018	December 31 2017
Raw materials	$988	$1,204
Work-in-progress	585	704
Finished goods	565	256
	$2,138	$2,164

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

In thousands	June 30 2018	December 31 2017
Rental equipment	$10,425	$10,425
Less accumulated depreciation	8,762	8,409
Net rental equipment	$1,663	$2,016

Depreciation expense for rental equipment for the six months ended June 30, 2018 and 2017 was $353,000 and $552,000, respectively.  Depreciation expense for rental equipment for the three months ended June 30, 2018 and 2017 was $177,000 and $276,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	June 30 2018	December 31 2017
Machinery, fixtures and equipment	$3,105	$2,972
Leaseholds and improvements	12	12
	3,117	2,984
Less accumulated depreciation	842	698
Net property, plant and equipment	$2,275	$2,286

Machinery, fixtures and equipment having a net book value of $2.3 million at June 30, 2018 and December 31, 2017 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the six months ended June 30, 2018 and 2017 was $144,000 and $120,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended June 30, 2018 and 2017 was $72,000 and $60,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

In thousands	June 30 2018	December 31 2017
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	937	2,722
Term loans	1,690	790
Term loans - related party	1,000	1,000
Forgivable loan	650	650
Total debt	4,884	5,769
Less deferred financing costs and debt discount	413	206
Net debt	4,471	5,563
Less portion due within one year	2,744	4,029
Net long-term debt	$1,727	$1,534

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (the “Borrowers”) entered into a credit and security agreement, as subsequently amended on various dates, the latest being on June 11, 2018 (collectively, the “Credit Agreement”) with CNH as lender, which expires on July 12, 2019.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 6.0% (11.00% at June 30, 2018), which was previously prime plus 4.0% (8.50% at December 31, 2017) and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (11.00% at June 30, 2018 and December 31, 2017).  Interest under the agreement is payable monthly in arrears.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio, which non-compliance was waived by the CNH.

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMI Note”) with SM Investors, L.P. (“SMI”), pursuant to which the Company has borrowed $330,000 from SMI at an initial interest rate of 10.00%.  The maturity date of the note is the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMI a three-year warrant to purchase 82,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.  So far in 2018, the Company has recognized $4,000 of amortization of this debt discount.

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), pursuant to which the Company has borrowed $670,000 from SMII at an initial interest rate of 10.00%.  The maturity date of the note is the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $193,000, and is being treated as a debt discount amortized over the two-year term of the loan.  So far in 2018, the Company has recognized $8,000 of amortization of this debt discount.

In connection with the SMI Note and the SMII Note, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation, as borrowers, entered into a Waiver, Consent and Ninth Amendment to the Credit and Security Agreement (“Ninth Amendment”), dated as of June 11, 2018, with CNH, to provide for certain amendments to that certain Credit and Security Agreement with CNH, dated July 12, 2016, to allow for the Company’s entry into the SMI Note and the SMII Note and the security interests granted to SMI and SMII thereunder.

The Company, SMI, SMII and CNH also entered into a Subordination and Intercreditor Agreement (the “SIA”), dated as of June 11, 2018, setting forth CNH’s senior lien position to all collateral of the Company, and the rights of each of CNH, SMI and SMII with respect to the collateral of the Company.  The SIA allows the Company to make payments to SMI and SMII as long as the Company is not in default on the Credit and Security Agreement with CNH.

The Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2018 and December 31, 2017, the Company had accrued $282,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2018 and December 31, 2017, the Company had accrued $179,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (7.00% at June 30, 2018).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.

As described in Note 11 – Related Party Transactions, the Company has loans aggregating $1.0 million from an entity affiliated with a director of the Company.

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

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost to Pension benefit in the Condensed Consolidated Statements of Operations.  The following table presents a summary of the effect for periods presented:

	Three months ended June 30, 2017			Six months ended June 30, 2017
			Effect of change			Effect of change
In thousands	As reported	As revised		As reported	As revised
General and administrative expenses	$1,406	$1,414	$8	$2,842	$2,859	$17
Operating loss	(1,085)	(1,093)	(8)	(2,172)	(2,189)	(17)
Pension benefit	-	(8)	(8)	-	(17)	(17)
Loss before income taxes	$(1,254)	$(1,254)	-	$(2,509)	$(2,509)	$-

The following table presents the components of net periodic pension cost:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Interest cost	$114	$117	$227	$233
Expected return on plan assets	(203)	(180)	(406)	(359)
Amortization of net actuarial loss	56	55	112	109
Net periodic pension benefit	$(33)	$(8)	$(67)	$(17)

As of June 30, 2018, the Company had recorded a current pension liability of $716,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.4 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2018 is expected to be $592,000.

Note 9 – Loss Per Share

The following table presents the calculation of loss per share for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30		Six months ended June 30
In thousands, except per share data	2018	2017	2018	2017
Numerator:
Net loss, as reported	$(1,028)	$(1,254)	$(968)	$(2,509)
Change in dividends accumulated on preferred shares	(50)	(49)	(99)	(99)
Net loss attributable to common shares	$(1,078)	$(1,303)	$(1,067)	$(2,608)
Denominator:
Weighted average shares outstanding	2,243	1,711	2,203	1,711
Basic and diluted loss per share	$(0.48)	$(0.76)	$(0.48)	$(1.52)

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

At June 30, 2018 and 2017, the Company had accumulated unpaid dividends of $41,000 related to the Series B Convertible Preferred Stock (“Preferred Stock”).

On April 26, 2018, the Company declared a semi-annual dividend of 7.6923 shares of Common Stock per share of Preferred Stock aggregating 127,013 shares of Common Stock, which was distributed to the holders of the Preferred Stock on May 4, 2018.

As of June 30, 2018 and 2017, the Company had warrants to purchase 302,000 shares and 52,000 shares, respectively, of Common Stock outstanding, none of which were used in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the Company records net income instead of net losses and if the average share price increases and is greater than the exercise price of these warrants.

In connection with the SMI Note, the Company issued SMI a three-year warrant to purchase 82,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.  So far in 2018, the Company has recognized $4,000 of amortization of this debt discount.

In connection with the SMII Note, the Company issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $193,000, and is being treated as a debt discount amortized over the two-year term of the loan.  So far in 2018, the Company has recognized $8,000 of amortization of this debt discount.

As of June 30, 2018 and 2017, the Company had 16,512 shares of Preferred Stock outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Preferred Stock.

Note 10 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.  Potential damages, if any, are not yet determinable.

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

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $64,000 and $878,000 of product from Transtech in the six months ended June 30, 2018 and 2017, respectively, and $1,000 and $550,000 in the three months ended June 30, 2018 and 2017, respectively.  Amounts payable by the Company to Transtech were $114,000 and $149,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Information about the Company’s operations in its two business segments for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Revenues:
Digital product sales	$2,353	$3,360	$6,301	$5,940
Digital product lease and maintenance	$709	$618	$1,296	$1,115
Total revenues	3,062	3,978	7,597	7,055
Operating income (loss):
Digital product sales	$(442)	$(512)	$118	$(988)
Digital product lease and maintenance	258	187	548	258
Corporate general and administrative expenses	(710)	(768)	(1,421)	(1,459)
Total operating income (loss)	(894)	(1,093)	(755)	(2,189)
Interest expense, net	(218)	(138)	(414)	(312)
Gain (loss) on foreign currency remeasurement	50	(64)	122	(91)
Gain on sale leaseback transaction	-	33	11	66
Pension benefit	34	8	68	17
Loss before income taxes	(1,028)	(1,254)	(968)	(2,509)
Income tax expense	-	-	-	-
Net loss	$(1,028)	$(1,254)	$(968)	$(2,509)
	June 30 2018	December 31 2017

Assets
Digital product sales	$8,474	$9,722
Digital product lease and maintenance	3,965	4,515
Total identifiable assets	12,439	14,237
General corporate	264	747
Total assets	$12,703	$14,984

Note 13 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2018 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $6.0 million as of June 30, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  Unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations, and as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  Further, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.1 million at June 30, 2018, including $716,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of June 30, 2018, the Company was not in compliance with the fixed charge coverage ratio covenant related to its Credit Agreement, which non-compliance was waived by CNH.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2018 and 2017:

	Six months ended June 30
In thousands, except percentages	2018		2017
Revenues:
Digital product sales	$6,301	82.9%	$5,940	84.2%
Digital product lease and maintenance	1,296	17.1%	1,115	15.8%
Total revenues	7,597	100.0%	7,055	100.0%
Cost of revenues:
Cost of digital product sales	4,880	64.2%	5,638	79.9%
Cost of digital product lease and maintenance	676	8.9%	747	10.6%
Total cost of revenues	5,556	73.1%	6,385	90.5%
Gross profit	2,041	26.9%	670	9.5%
General and administrative expenses	(2,796)	(36.8)%	(2,859)	(40.5)%
Operating loss	(755)	(9.9)%	(2,189)	(31.0)%
Interest expense, net	(414)	(5.4)%	(312)	(4.4)%
Gain (loss) on foreign currency remeasurement	122	1.6%	(91)	(1.3)%
Gain on sale/leaseback transaction	11	0.1%	66	0.9%
Pension benefit	68	0.9%	17	0.2%
Loss before income taxes	(968)	(12.7)%	(2,509)	(35.6)%
Income tax expense	-	-%	-	-%
Net loss	$(968)	(12.7)%	$(2,509)	(35.6)%

Total revenues for the six months ended June 30, 2018 increased $542,000 or 7.7% to $7.6 million from $7.1 million for the six months ended June 30, 2017, primarily due to increases in consulting services and Digital product lease and maintenance, partially offset by a decrease in other Digital product sales.

Digital product sales revenues increased $361,000 or 6.1% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase in consulting services, partially offset by a decrease in other Digital product sales.  Consulting services represented $1.0 million of revenue from one customer in 2018 for planning services related to a potential larger project which they anticipate commencing in upcoming months, and on which we anticipate bidding.

Digital product lease and maintenance revenues increased $181,000 or 16.2% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to billing credits recorded in the six months ended June 30, 2017 that did not recur in the same period in 2018, partially offset by the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the six months ended June 30, 2018 decreased $1.4 million to $755,000 from $2.2 million for the six months ended June 30, 2017, principally due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, as well as a slight reduction in general and administrative expenses.  Without the consulting revenues in the six months ended June 30, 2018, total operating loss would have only decreased $434,000 as compared to the same period in 2017.

Digital product sales operating income (loss) increased $1.1 million to income of $118,000 for the six months ended June 30, 2018 compared to a loss of $988,000 for the six months ended June 30, 2017, primarily due to the increase in revenues.  The cost of Digital product sales decreased $758,000 or 13.4%, primarily due to the low incremental costs related to the consulting revenue in 2018.  The cost of Digital product sales represented 77.4% of related revenues for the six months ended June 30, 2018 compared to 94.9% for the six months ended June 30, 2017.  This decrease as a percentage of revenues is primarily due to the low incremental costs related to the consulting revenue in the six months ended June 30, 2018.  Without the consulting revenues for the six months ended June 30, 2018, Digital product sales operating loss would have decreased $106,000 and the cost of Digital product sales would have represented 92.1% of related revenues.  Digital product sales general and administrative expenses increased slightly.

Digital product lease and maintenance operating income increased $290,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of the increase in revenues, as well as a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $71,000 or 9.5% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 52.2% of related revenues in for the six months ended June 30, 2018 compared to 67.0% for the six months ended June 30, 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $38,000 or 34.5%, primarily due to decreases in consulting expenses and bad debt expense.

Corporate general and administrative expenses decreased $38,000 or 2.6% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to decreases in payroll and benefits and rent expense, partially offset by an increase in insurance expense.

Net interest expense increased $102,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to an increase in the average outstanding long-term debt, primarily due to the Second Carlisle Agreement, the forgivable loan and the SM Investors loans.

The effective tax rate for the six months ended June 30, 2018 and 2017 was 0.0%.  Both the 2018 and 2017 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2018 and 2017:

	Three months ended June 30
In thousands, except percentages	2018		2017
Revenues:
Digital product sales	$2,353	76.8%	$3,360	84.5%
Digital product lease and maintenance	709	23.2%	618	15.5%
Total revenues	3,062	100.0%	3,978	100.0%
Cost of revenues:
Cost of digital product sales	2,093	68.4%	3,272	82.2%
Cost of digital product lease and maintenance	420	13.7%	385	9.7%
Total cost of revenues	2,513	82.1%	3,657	91.9%
Gross profit	549	17.9%	321	8.1%
General and administrative expenses	(1,443)	(47.1)%	(1,414)	(35.6)%
Operating loss	(894)	(29.2)%	(1,093)	(27.5)%
Interest expense, net	(218)	(7.1)%	(138)	(3.5)%
Gain (loss) on foreign currency remeasurement	50	1.6%	(64)	(1.6)%
Gain on sale/leaseback transaction	-	-%	33	0.9%
Pension benefit	34	1.1%	8	0.2%
Loss before income taxes	(1,028)	(33.6)%	(1,254)	(31.5)%
Income tax expense	-	-%	-	-%
Net loss	$(1,028)	(33.6)%	$(1,254)	(31.5)%

Total revenues for the three months ended June 30, 2018 decreased $916,000 or 23.0% to $3.1 million from $4.0 million for the three months ended June 30, 2017, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $1.0 million or 30.0% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to decreases in the sports market.

Digital product lease and maintenance revenues increased $91,000 or 14.7% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to billing credits recorded in the three months ended June 30, 2017 that did not recur in the same period in 2018, partially offset by the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended June 30, 2018 decreased $199,000 to $894,000 from $1.1 million for the three months ended June 30, 2017, principally due to a decrease in cost of revenues that was greater than the decrease in revenues, as well as a slight reduction in general and administrative expenses.

Digital product sales operating loss decreased $70,000 to $442,000 for the three months ended June 30, 2018 compared to $512,000 for the three months ended June 30, 2017, primarily due to a decrease in cost of revenues that was greater than the decrease in revenues, partially offset by an increase in general and administrative expenses of $102,000 or 17.0%.  The cost of Digital product sales increased $1.2 million or 36.0% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to the increase in revenues.  The cost of Digital product sales represented 89.0% of related revenues in the three months ended June 30, 2018 compared to 97.4% in the three months ended June 30, 2017.  The decrease as a percentage of revenues is primarily due to improved manufacturing efficiency.  Digital product sales general and administrative expenses increased $102,000 or 17.0%, primarily due to an increase in bad debt expense, partially offset by a decrease in marketing expenses.

Digital product lease and maintenance operating income increased $71,000 or 38.0% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of the increase in revenues and a reduction in general and administrative expenses.  The cost of Digital product lease and maintenance increased $35,000 or 9.1% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to the increase in revenues.  The cost of Digital product lease and maintenance revenues represented 59.2% of related revenues in the three months ended June 30, 2018 compared to 62.3% in the three months ended June 30, 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $15,000 or 32.6% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to a decrease in consulting expenses.

Corporate general and administrative expenses decreased $58,000 or 7.6% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to decreases in payroll and benefits and rent expense.

Net interest expense increased $80,000 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to an increase in the average outstanding long-term debt, primarily due to the Second Carlisle Agreement, the forgivable loan and the SM Investors loans.

The effective tax rate for the three months ended June 30, 2018 and 2017 was 0.0%.  Both the 2018 and 2017 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company had a working capital deficiency of $6.0 million as of June 30, 2018.  As of December 31, 2017, the Company had a working capital deficiency of $5.8 million.  The increase in the working capital deficiency is primarily due to decreases in prepaids, cash and receivables and increases in accrued liabilities and accounts payable, partially offset by decreases in customer deposits and the current portion of long-term debt.

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

The Company generated cash of $324,000 and $884,000 from operating activities for the six months ended June 30, 2018 and 2017, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $695,000 in the six months ended June 30, 2018 to $1.2 million at June 30, 2018 from $1.9 million at December 31, 2017.  The decrease is primarily attributable to payments on the revolving loan of $1.8 million, scheduled payments of long-term debt of $100,000 and investment in property and equipment of $133,000, partially offset by borrowings of long-term debt of $1.0 million and cash provided by operating activities of $324,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2018 for the remainder of 2018 and over the next four fiscal years:

In thousands	Remainder of 2018	2019	2020	2021	2022
Long-term debt, including interest	$2,791	$1,282	$1,076	$-	$-
Pension plan payments	592	290	312	276	333
Employment agreement obligations	150	38	-	-	-
Estimated warranty liability	82	96	73	52	32
Operating lease payments	345	369	337	342	348
Total	$3,960	$2,075	$1,798	$670	$713

Of the fixed cash obligations for debt for the remainder of 2018, $1.1 million, including interest, of Notes and Debentures remained outstanding as of June 30, 2018.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

At this time, we expect to make our minimum required contributions in 2018 of $592,000, however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $23,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $269,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at June 30, 2018.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting.  Other than the changes discussed in relation to the new revenue recognition standards in Note 3 to the Condensed Consolidated Financial Statements – Revenue Recognition, there has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2018 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Consolidated Balance Sheet at June 30, 2018.  Potential damages, if any, are not yet determinable.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2018 and December 31, 2017, the Company had accrued $282,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2018 and December 31, 2017, the Company had accrued $179,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $937,000 and $690,000 under the Credit Agreement as of June 30, 2018.  The Company received a waiver from CNH for our non-compliance with the fixed charge coverage ratio covenant as of June 30, 2018.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On April 26, 2018, the Company declared a semi-annual dividend of 7.6923 shares of Common Stock per share of Preferred Stock aggregating 127,013 shares of Common Stock, which was distributed to the holders of the Preferred Stock on May 4, 2018.

On August 9, 2018, the Company appointed Alberto Shaio as the Company’s President and Chief Executive Officer. Mr. Shaio, 70, became the Interim Chief Executive Officer on April 24, 2018, Chief Operating Officer of the Company on October 6, 2014 and has served as a director for the Company since October 2, 2013. He also serves on the Board of Advisors of Scorpion Capital. Previously, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013. Previously he held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003. Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010. From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Colombia SA), and the Interamerican Investment Group. He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany).

On August 9, 2018, the Company appointed Todd Dupee as the Company’s Vice President and Chief Accounting Officer. Mr. Dupee, 46, became Interim Chief Accounting Officer on April 26, 2018, Vice President of the Corporation in 2009, has been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer from December 3, 2012 to May 29, 2014) and has been with the Company since 1994.

As of August 9, 2018, Jean-Marc Allain is no longer serving as the Company’s President, Chief Executive Officer and Chief Accounting Officer.

Item 6.             Exhibits

10.1     Subordinated Secured Promissory Note between Trans-Lux Corporation and SM Investors, L.P. dated as of June 11, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 15, 2018).

10.2     Subordinated Secured Promissory Note between Trans-Lux Corporation and SM Investors II, L.P. dated as of June 11, 2018 (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 15, 2018).

10.3     Waiver, Consent and Ninth Amendment to Credit and Security Agreement, dated as of June 11, 2018, by and among CNH Finance Fund I, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (incorporated by reference to Exhibit 10.3 of Form 8-K filed June 15, 2018).

10.4     Subordination and Intercreditor Agreement, dated as of June 11, 2018, by and between CNH Finance Fund I, L.P., SM Investors, L.P. and SM Investors II, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed June 15, 2018).

31.1     Certification of Alberto Shaio, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2     Certification of Todd Dupee, Vice President and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1     Certification of Alberto Shaio, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2     Certification of Todd Dupee, Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Alberto Shaio
Alberto Shaio
President and Chief Executive Officer

	by	/s/ Todd Dupee
Todd Dupee
Vice President and Chief Accounting Officer

Date: August 14, 2018