Form 10-Q
period 2018-09-30
TRANS LUX Corp
filed 2018-11-09
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X      No       _

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file such files).  Yes     X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “a smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Emerging growth company ___	Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

   Date                                                               Class                                                  Shares Outstanding

11/8/18                                     Common Stock - $0.001 Par Value                                   3,624,973

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)
Item 1.
TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

In thousands, except share data	September 30, 2018	December 31, 2017
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$296	$747
Accounts receivable, net	1,975	3,522
Inventories	1,955	2,164
Prepaids and other assets	436	1,539
Total current assets	4,662	7,972
Long-term assets:
Rental equipment, net	1,487	2,016
Property, plant and equipment, net	2,206	2,286
Goodwill	744	744
Restricted cash	950	1,162
Other assets	739	804
Total long-term assets	6,126	7,012
TOTAL ASSETS	$10,788	$14,984
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,850	$2,778
Accrued liabilities	6,255	5,781
Current portion of long-term debt	2,060	3,529
Current portion of long-term debt - related party	1,000	500
Customer deposits	667	1,135
Total current liabilities	13,832	13,723
Long-term liabilities:
Long-term debt, less current portion	1,410	1,034
Long-term debt - related party, less current portion	-	500
Deferred pension liability and other	3,287	3,638
Total long-term liabilities	4,697	5,172
Total liabilities	18,529	18,895
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2018 and 2017	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2018 and 2017 (liquidation preference $3,393,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 2,317,024 in 2018 and 2,190,011 in 2017; shares outstanding: 2,289,184 in 2018 and 2,162,171 in 2017	2	2
Additional paid-in-capital	28,560	28,273
Accumulated deficit	(30,937)	(26,889)
Accumulated other comprehensive loss	(5,605)	(5,536)
Treasury stock - at cost - 27,840 common shares in 2018 and 2017	(3,063)	(3,063)
Total stockholders' deficit	(7,741)	(3,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,788	$14,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended September 30		9 Months Ended September 30
In thousands, except per share data	2018	2017	2018	2017
Revenues:
Digital product sales	$2,857	$9,676	$9,158	$15,616
Digital product lease and maintenance	593	650	1,889	1,765
Total revenues	3,450	10,326	11,047	17,381

Cost of revenues:
Cost of digital product sales	2,870	8,291	7,750	13,929
Cost of digital product lease and maintenance	315	376	991	1,123
Total cost of revenues	3,185	8,667	8,741	15,052

Gross profit	265	1,659	2,306	2,329
General and administrative expenses	(3,092)	(1,521)	(5,888)	(4,380)
Operating (loss) income	(2,827)	138	(3,582)	(2,051)
Interest expense, net	(238)	(202)	(652)	(514)
(Loss) gain on foreign currency remeasurement	(48)	(101)	74	(192)
Gain on sale/leaseback transaction	-	33	11	99
Pension benefit	33	9	101	26
Loss before income taxes	(3,080)	(123)	(4,048)	(2,632)
Income tax expense	-	-	-	-
Net loss	$(3,080)	$(123)	$(4,048)	$(2,632)

Loss per share - basic and diluted	$(1.37)	$(0.10)	$(1.88)	$(1.63)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended September 30		9 Months Ended September 30

In thousands	2018	2017	2018	2017
Net loss	$(3,080)	$(123)	$(4,048)	$(2,632)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	45	97	(69)	187
Total other comprehensive income (loss), net of tax	45	97	(69)	187
Comprehensive loss	$(3,035)	$(26)	$(4,117)	$(2,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30

In thousands	2018	2017
Cash flows from operating activities
Net loss	$(4,048)	$(2,632)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	744	1,007
Amortization of gain on sale/leaseback transaction	(11)	(99)
Amortization of deferred financing fees and debt discount	155	89
(Gain) loss on foreign currency remeasurement	(74)	192
Bad debt expense	1,517	33
Changes in operating assets and liabilities:
Accounts receivable, net	31	427
Inventories	209	(494)
Prepaids and other assets	1,168	(2,132)
Accounts payable	1,072	1,222
Accrued liabilities	339	778
Customer deposits	(468)	1,595
Deferred pension liability and other	(200)	(280)
Net cash provided by (used in) operating activities	434	(294)
Cash flows from investing activities
Purchases of property, plant and equipment	(135)	(210)
Net cash used in investing activities	(135)	(210)
Cash flows from financing activities
Proceeds from long-term debt	1,000	2,100
Proceeds from forgivable loan	-	650
Payments of long-term debt	(1,939)	(1,680)
Payments of dividends on preferred stock	-	(99)
Payments for deferred financing fees	(22)	(30)
Net cash (used in) provided by financing activities	(961)	941
Effect of exchange rate changes	(1)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(663)	447
Cash, cash equivalents and restricted cash at beginning of year	1,909	1,218
Cash, cash equivalents and restricted cash at end of period	$1,246	$1,665
Supplemental disclosure of cash flow information:
Interest paid	$408	$355
Income taxes paid	26	23
Supplemental non-cash financing activities:
Warrants issued to SMI and SMII	$287	$-
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$296	$503
Long-term assets
Restricted cash	950	1,162
Cash, cash equivalents and restricted cash at end of period	$1,246	$1,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The following new accounting pronouncements were adopted in 2018:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018).  Early application is permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.  See Note 8 – Pension Plan for further details on the effect of the change.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires Restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the Condensed Consolidated Statements of Cash Flows.  Disclosure of the nature of the restrictions on cash balances is required under the guidance.  This standard is effective for annual and interim reporting periods for fiscal years beginning after December 31, 2017.  We adopted the guidance in 2018 and retrospectively adopted the guidance back to January 1, 2017.  Upon adoption, the $550,000 of changes in Restricted cash in the nine months ended September 30, 2017, which had previously been presented as investing activities, are now included within beginning and ending cash and equivalents balances in our Consolidated Statements of Cash Flows.  Additionally, in August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provided guidance on certain cash flow issues.  ASU 2016-15 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017 (i.e., January 1, 2018).  We adopted the guidance retrospectively effective as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial position and results of operations.

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

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the nine months ended September 30, 2018 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).  ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Public business entities should apply the amendments in ASU 2018-14 for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (i.e., January 1, 2021).  Early application is permitted.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  ASU 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the “TCJ Act”) (or portion thereof) is recorded.  ASU 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the TCJ Act.  Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019).  Early application is permitted.  The Company is in the process of evaluating this pronouncement but has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the test for goodwill impairment.  Public business entities should apply the amendments in ASU 2017-04 for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (i.e., January 1, 2020).  Early application is permitted.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019).  Early application is permitted.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company is in the process of evaluating this pronouncement and believes that our adoption of the standard will likely have a material impact to our Condensed Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets of approximately $1.3 million and lease liabilities of $1.3 million.  We are in the process of analyzing our leases, implementing systems, developing processes and internal controls and finalizing our accounting policies to comply with the standard's adoption requirements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees.  The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options.  Public business entities should apply the amendments in ASU 2018-07 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019).  Early application is permitted for all entities on a modified retrospective basis.  The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position and results of operations.

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

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our businessover the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $9.2 million as of September 30, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  While we received gross proceeds of $1.5 million from the sale of 1,315,789 shares of Common Stock as described in Note 13 – Subsequent Events, unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations and, as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  In addition, the Company’s obligations under its pension plan exceeded plan assets by $4.1 million at September 30, 2018, including $817,000 of minimum required contributions due over the next 12 months.  The Company is in default on its 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of September 30, 2018, the Company was not in compliance with the fixed charge coverage ratio covenant related to its Credit Agreement (hereinafter defined).  The Company and CNH Finance Fund I, L.P. (“CNH”) agreed to a forbearance with respect to the default caused by our non-compliance with the fixed charge coverage ratio covenant as of September 30, 2018.  Such amounts due to CNH mature within the next 12 months.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  See Note 7 – Long-Term Debt for further details.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of September 30, 2018.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017, along with the reportable segment for each category:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Digital product sales:
Catalog and small customized products	$2,857	$5,270	$8,158	$11,210
Large customized products	-	4,406	1,000	4,406
Subtotal	2,857	9,676	9,158	15,616
Digital product lease and maintenance	593	650	1,889	1,765
Total	$3,450	$10,326	$11,047	$17,381

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

The Company has an enforceable right to payment for performance completed to date, as evidenced by the requirement that the customer pay upfront for each month of services. Lease and maintenance service amounts billed ahead of revenue recognition are recorded in deferred revenue and are included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of September 30, 2018 and December 31, 2017, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	September 30, 2018	December 31, 2017
Gross receivables	$3,738	$3,753
Allowance for bad debts	1,763	231
Net receivables	1,975	3,522
Contract liabilities	895	1,209

During the three and nine months ended September 30, 2018, the Company recognized bad debt expense of $1.3 million and $1.5 million, respectively, primarily related to two customers.  During the three and nine months ended September 30, 2017, the Company recognized bad debt recovery of $20,000 and bad debt expense of $33,000, respectively.

During the three and nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

In thousands	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenue recognized in the period from:
amounts included in the contract liability at the beginning of the period	$218	$806
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.6 million and digital product lease and maintenance was $3.9 million.  The Company expects to recognize revenue on approximately 64%, 22% and 14% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

In thousands	September 30, 2018	December 31, 2017
Raw materials	$1,200	$1,204
Work-in-progress	588	704
Finished goods	167	256
	$1,955	$2,164

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

In thousands	September 30, 2018	December 31, 2017
Rental equipment	$10,425	$10,425
Less accumulated depreciation	8,938	8,409
Net rental equipment	$1,487	$2,016

Depreciation expense for rental equipment for the nine months ended September 30, 2018 and 2017 was $529,000 and $827,000, respectively.  Depreciation expense for rental equipment for the three months ended September 30, 2018 and 2017 was $176,000 and $275,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	September 30, 2018	December 31, 2017
Machinery, fixtures and equipment	$3,107	$2,972
Leaseholds and improvements	12	12
	3,119	2,984
Less accumulated depreciation	913	698
Net property, plant and equipment	$2,206	$2,286

Machinery, fixtures and equipment having a net book value of $2.2 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the nine months ended September 30, 2018 and 2017 was $215,000 and $180,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended September 30, 2018 and 2017 was $71,000 and $60,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

In thousands	September 30, 2018	December 31, 2017
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	933	2,722
Term loans	1,640	790
Term loans - related party	1,000	1,000
Forgivable loan	650	650
Total debt	4,830	5,769
Less deferred financing costs and debt discount	360	206
Net debt	4,470	5,563
Less portion due within one year	3,060	4,029
Net long-term debt	$1,410	$1,534

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation (the “Borrowers”) entered into a credit and security agreement, as subsequently amended on various dates, the latest being on June 11, 2018 (collectively, the “Credit Agreement”) with CNH as lender, which expires on July 12, 2019.  Under the Credit Agreement, the Company is able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 6.0% (11.25% at September 30, 2018), which was previously prime plus 4.0% (8.5% at December 31, 2017) and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (11.25% at September 30, 2018 and December 31, 2017).  Interest under the agreement is payable monthly in arrears.  The availability under the revolving loan is calculated based on certain percentages of eligible receivables and inventory.

The Credit Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to maintain a fixed charge coverage ratio.  As of September 30, 2018, the Company was not in compliance with the fixed charge coverage ratio covenant, which triggered a default under the Credit Agreement.  Subsequent to September 30, 2018, the Company and CNH agreed to a forbearance agreement which is effective through February 28, 2019, as long as there are no additional defaults under the Credit Agreement.  Under this agreement, CNH will forbear from exercising its rights and remedies under the Credit Agreement for the specified period subject to the agreed terms and conditions, which include an increase in the interest rate and certain other restrictions.

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

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), pursuant to which the Company has borrowed $670,000 from SMII at an initial interest rate of 10.00%.  The maturity date of the note is the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $192,000, and is being treated as a debt discount amortized over the two-year term of the loan.

In connection with the financing described in Note 13 – Subsequent Events, SMI and SMII agreed to waive their right of payment with respect to the purchase of 1,315,789 shares for $1.5 million.

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

The Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2018 and December 31, 2017, the Company had accrued $290,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2018 and December 31, 2017, the Company had accrued $185,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.0% (7.25% at September 30, 2018).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.

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

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension benefit to Pension benefit in the Condensed Consolidated Statements of Operations.  The following table presents a summary of the effect for periods presented:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As reported	As revised	Effect of change	As reported	As revised	Effect of change
In thousands
General and administrative expenses	$1,512	$1,521	$9	$4,354	$4,380	$26
Operating income (loss)	147	138	(9)	(2,025)	(2,051)	(26)
Pension benefit	-	(9)	(9)	-	(26)	(26)
Loss before income taxes	$(123)	$(123)	$-	$(2,632)	$(2,632)	$-

The following table presents the components of net periodic pension benefit:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Interest cost	$114	$117	$340	$350
Expected return on plan assets	(203)	(180)	(609)	(539)
Amortization of net actuarial loss	56	54	168	163
Net periodic pension benefit	$(33)	$(9)	$(101)	$(26)

As of September 30, 2018, the Company had recorded a current pension liability of $817,000, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.3 million, which is included in Deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2018 is expected to be $592,000.  Subsequent to September 30, 2018, the Company contributed $421,000 to the plan, leaving $171,000 that still remains to be paid in 2018.

Note 9 – Loss Per Share

The following table presents the calculation of loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share data	2018	2017	2018	2017
Numerator:
Net loss, as reported	$(3,080)	$(123)	$(4,048)	$(2,632)
Change in dividends accumulated on preferred shares	(50)	(50)	(149)	(149)
Net loss attributable to common shares	$(3,130)	$(173)	$(4,197)	$(2,781)
Denominator:
Weighted average shares outstanding	2,289	1,711	2,232	1,711
Basic and diluted loss per share	$(1.37)	$(0.10)	$(1.88)	$(1.63)

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

At September 30, 2018 and 2017, the Company had accumulated unpaid dividends of $91,000 related to the Series B Convertible Preferred Stock (“Preferred Stock”).

On November 6, 2018, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on November 8, 2018.  On April 26, 2018, the Company declared a semi-annual dividend of 7.6923 shares of Common Stock per share of Preferred Stock aggregating 127,013 shares of Common Stock, which was distributed to the holders of the Preferred Stock on May 4, 2018.

As of September 30, 2018 and 2017, the Company had warrants to purchase 302,000 shares and 52,000 shares, respectively, of Common Stock outstanding, none of which were used in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.  These warrants could be dilutive in the future if the Company records net income instead of net losses and if the average share price increases and is greater than the exercise price of these warrants.

In connection with the SMI Note, the Company issued SMI a three-year warrant to purchase 82,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.

In connection with the SMII Note, the Company issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $192,000, and is being treated as a debt discount amortized over the two-year term of the loan.

As of September 30, 2018 and 2017, the Company had 16,512 shares of Preferred Stock outstanding, which is convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of Preferred Stock could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of Preferred Stock.

Note 10 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.  Potential damages, if any, are not yet determinable.

Note 11 – Related Party Transactions

The Company has the following related party transactions:

The Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) on April 27, 2016, which is included in Long-term debt – related party in the Condensed Consolidated Balance Sheets, and an additional $500,000 loan from Carlisle (“Second Carlisle Agreement”) on November 6, 2017, which is included in Current portion of long-term debt – related party in the Condensed Consolidated Balance Sheets.  The loans are at a fixed interest rate of 12.00% with bullet payments of all principal due upon maturity.  Interest is payable monthly.  Mr. Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $171,000 and $1.4 million of product from Transtech in the nine months ended September 30, 2018 and 2017, respectively, and $44,000 and $477,000 in the three months ended September 30, 2018 and 2017, respectively.  Amounts payable by the Company to Transtech were $272,000 and $149,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2018	2017	2018	2017
Revenues:
Digital product sales	$2,857	$9,676	$9,158	$15,616
Digital product lease and maintenance	593	650	1,889	1,765
Total revenues	$3,450	$10,326	$11,047	$17,381
Operating income (loss):
Digital product sales	$(1,903)	$697	$(1,785)	$(291)
Digital product lease and maintenance	241	227	789	485
Corporate general and administrative expenses	(1,165)	(786)	(2,586)	(2,245)
Total operating (loss) income	(2,827)	138	(3,582)	(2,051)
Interest expense, net	(238)	(202)	(652)	(514)
(Loss) gain on foreign currency remeasurement	(48)	(101)	74	(192)
Gain on sale leaseback transaction	-	33	11	99
Pension benefit	33	9	101	26
Loss before income taxes	(3,080)	(123)	(4,048)	(2,632)
Income tax expense	-	-	-	-
Net loss	$(3,080)	$(123)	$(4,048)	$(2,632)

	September 30 2018	December 31 2017

Assets
Digital product sales	$7,231	$9,722
Digital product lease and maintenance	3,261	4,515
Total identifiable assets	10,492	14,237
General corporate	296	747
Total assets	$10,788	$14,984

Note 13 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2018 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

On October 5, 2018, the Company issued 20,000 shares of Common Stock to Alberto Shaio in connection with his new employment agreement as President and Chief Executive Officer of the Company.

On November 5, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Unilumin North America Inc. (“Unilumin”), pursuant to which Unilumin purchased 1,315,789 shares of Common Stock, for a purchase price of $1,500,000 (the “Purchase”), or a per share purchase price of $1.14.  The SPA requires that the proceeds of the Purchase are to be utilized for mutually agreed purposes.  In connection with the SPA, the Company issued warrants (the “Warrants”) to purchase 5,670,103 shares of the Company’s Common Stock to Unilumin at an exercise price of $0.97 per share.  The exercise price of the Warrants is automatically adjusted to $0.75 per share if the Company is unable to complete a financing of $2,500,000 through a rights offering by June 1, 2019 (the “Rights Offering”).  The exercise price of the Warrants will also be decreased to the same price as the exercise price of the rights issued in the Rights Offering if the exercise price of such rights is less than $1.00 per share.  The Warrants are exercisable until November 2, 2020, provided that they are mandatorily exercisable upon completion of the Rights Offering if in excess of 90% of the Company’s currently issued and outstanding Preferred Stock converts into Common Stock.  In connection with any such Preferred Stock conversion, Unilumin acknowledged that the conversion price of the Preferred Stock may be decreased, subject to stockholder approval.  If all or a significant portion of the Warrants are exercised, Unilumin would own in excess of fifty percent of the Company’s outstanding Common Stock on a fully diluted basis, even if the Rights Offering is completed.

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

Going Concern

We do not have adequate liquidity, including access to the debt and equity capital markets, to operate our businessover the next 12 months from the date of issuance of this Form 10-Q.  The Company had a working capital deficiency of $9.2 million as of September 30, 2018.  As a result, our short-term business focus continues to be to preserve our liquidity position.  While we received gross proceeds of $1.5 million from the sale of 1,315,789 shares of Common Stock as described in Note 13 to the Condensed Consolidated Financial Statements – Subsequent Events, unless we are successful in obtaining additional liquidity, we believe that we will not have sufficient cash and liquid assets to fund normal operations, and as such, there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of issuance of this Form 10-Q.  Further, the Company’s obligations under its defined benefit pension plan exceeded plan assets by $4.1 million at September 30, 2018, including $817,000 of minimum required contributions due over the next 12 months.  The Company is in default on its Notes and Debentures, which have remaining principal balances of $387,000 and $220,000, respectively.  Also, as of September 30, 2018, the Company was not in compliance with the fixed charge coverage ratio covenant related to its Credit Agreement.  The Company and CNH agreed to a forbearance with respect to the default caused by our non-compliance with the fixed charge coverage ratio covenant as of September 30, 2018.  As a result, if the Company is unable to (i) obtain additional liquidity for working capital, (ii) make the minimum required contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) attain and maintain compliance with all debt covenants, there would be a significant adverse impact on the financial position and operating results of the Company.

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

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30
In thousands, except percentages	2018		2017
Revenues:
Digital product sales	$9,158	82.9%	$15,616	89.8%
Digital product lease and maintenance	1,889	17.1%	1,765	10.2%
Total revenues	11,047	100.0%	17,381	100.0%
Cost of revenues:
Cost of digital product sales	7,750	70.1%	13,929	80.1%
Cost of digital product lease and maintenance	991	9.0%	1,123	6.5%
Total cost of revenues	8,741	79.1%	15,052	86.6%
Gross profit	2,306	20.9%	2,329	13.4%
General and administrative expenses	(5,888)	(53.3)%	(4,380)	(25.2)%
Operating loss	(3,582)	(32.4)%	(2,051)	(11.8)%
Interest expense, net	(652)	(5.9)%	(514)	(2.9)%
Gain (loss) on foreign currency remeasurement	74	0.7%	(192)	(1.1)%
Gain on sale/leaseback transaction	11	0.1%	99	0.6%
Pension benefit	101	0.9%	26	0.1%
Loss before income taxes	(4,048)	(36.6)%	(2,632)	(15.1)%
Income tax expense	-	-%	-	-%
Net loss	$(4,048)	(36.6)%	$(2,632)	(15.1)%

Total revenues for the nine months ended September 30, 2018 decreased $6.3 million or 36.4% to $11.0 million from $17.4 million for the nine months ended September 30, 2017, primarily due to a decrease in Digital product sales, partially offset by increases in consulting services and Digital product lease and maintenance.

Digital product sales revenues decreased $6.5 million or 41.4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a decrease in single large scoreboard customer sales, partially offset by an increase in consulting services.

Digital product lease and maintenance revenues increased $124,000 or 7.0% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to billing credits recorded in the nine months ended September 30, 2017 that did not recur in the same period in 2018, partially offset by the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2018 increased $1.5 million to $3.6 million from $2.1 million for the nine months ended September 30, 2017, principally due to an increase in general and administrative expenses, which was primarily related to an increase in bad debt expense as discussed further below.

Digital product sales operating loss increased $1.5 million to $1.8 million for the nine months ended September 30, 2018 compared to $291,000 for the nine months ended September 30, 2017, primarily due to an increase in general and administrative expenses.  The cost of Digital product sales decreased $6.2 million or 44.4%, primarily due to the decrease in revenues and the low incremental costs related to the consulting revenue.  The cost of Digital product sales represented 84.6% of related revenues for the nine months ended September 30, 2018 compared to 89.2% for the nine months ended September 30, 2017.  This decrease as a percentage of revenues is primarily due to the low incremental costs related to the consulting revenue in the nine months ended September 30, 2018.  Digital product sales general and administrative expenses increased $1.2 million, primarily due to an increase in bad debt expense related to two customers.

Digital product lease and maintenance operating income increased $304,000 to $789,000 for the nine months ended September 30, 2018 as compared $485,000 for the nine months ended September 30, 2017, primarily due to the increase in revenues, as well as a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $132,000 or 11.8% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 52.5% of related revenues in for the nine months ended September 30, 2018 compared to 63.6% for the nine months ended September 30, 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $48,000 or 30.6%, primarily due to decreases in consulting expenses and bad debt expense.

Corporate general and administrative expenses increased $341,000 or 15.2% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increases in consulting expenses of $354,000 and professional fees of $178,000, partially offset by decreases in rent and office expenses of $74,000, travel and entertainment expenses of $56,000 and payroll and benefits of $30,000.

Net interest expense increased $138,000 or 26.8% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to an increase in the average outstanding long-term debt, primarily due to the Second Carlisle Agreement, the forgivable loan and the SM Investors loans, partially offset by a reduction in the revolving loan balance.

The effective tax rate for the nine months ended September 30, 2018 and 2017 was 0.0%.  Both the 2018 and 2017 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2018 and 2017:

	Three months ended September 30
In thousands, except percentages	2018		2017
Revenues:
Digital product sales	$2,857	82.8%	$9,676	93.7%
Digital product lease and maintenance	593	17.2%	650	6.3%
Total revenues	3,450	100.0%	10,326	100.0%
Cost of revenues:
Cost of digital product sales	2,870	83.2%	8,291	80.3%
Cost of digital product lease and maintenance	315	9.1%	376	3.6%
Total cost of revenues	3,185	92.3%	8,667	83.9%
Gross profit	265	7.7%	1,659	16.1%
General and administrative expenses	(3,092)	(89.6)%	(1,521)	(14.8)%
Operating loss	(2,827)	(81.9)%	138	1.3%
Interest expense, net	(238)	(6.9)%	(202)	(1.9)%
Loss on foreign currency remeasurement	(48)	(1.4)%	(101)	(1.0)%
Gain on sale/leaseback transaction	-	-%	33	0.3%
Pension benefit	33	0.9%	9	0.1%
Loss before income taxes	(3,080)	(89.3)%	(123)	(1.2)%
Income tax expense	-	-%	-	-%
Net loss	$(3,080)	(89.3)%	$(123)	(1.2)%

Total revenues for the three months ended September 30, 2018 decreased $6.9 million or 66.6% to $3.4 million from $10.3 million for the three months ended September 30, 2017, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $6.8 million or 70.5% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a decrease in single large scoreboard customer sales.

Digital product lease and maintenance revenues decreased $57,000 or 8.8% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating (loss) income for the three months ended September 30, 2018 decreased $3.0 million to a loss of $2.8 million from income of $138,000 for the three months ended September 30, 2017, principally due to the decrease in revenues and an increase in general and administrative expenses, which was primarily related to an increase in bad debt expense as discussed further below.

Digital product sales operating (loss) income decreased $2.6 million to a loss of $1.9 million for the three months ended September 30, 2018 compared to income of $697,000 for the three months ended September 30, 2017, primarily due to the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product sales decreased $5.4 million or 65.4% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to the decrease in revenues.  The cost of Digital product sales represented 100.5% of related revenues in the three months ended September 30, 2018 compared to 85.7% in the three months ended September 30, 2017.  The increase as a percentage of revenues is primarily due to increases in the reserve for obsolete inventory and warranty charges.  Digital product sales general and administrative expenses increased $1.2 million in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to an increase in bad debt expense, partially offset by decreases in payroll and benefits and marketing expenses.

Digital product lease and maintenance operating income increased $14,000 or 6.2% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily as a result of a reductions in general and administrative expenses and depreciation.  The cost of Digital product lease and maintenance decreased $61,000 or 16.2% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a reduction in depreciation.  The cost of Digital product lease and maintenance revenues represented 53.1% of related revenues in the three months ended September 30, 2018 compared to 57.8% in the three months ended September 30, 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $10,000 or 21.3% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to a decrease in consulting expenses.

Corporate general and administrative expenses increased $379,000 or 48.2% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to increases in consulting expenses of $352,000 and professional fees of $75,000, partially offset by decreases in travel and entertainment expenses of $27,000, rent expense of $19,000 and payroll and benefits of $12,000.

Net interest expense increased $36,000 or 17.8% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to an increase in the average outstanding long-term debt, primarily due to the Second Carlisle Agreement, the forgivable loan and the SM Investors loans, partially offset by a reduction in the revolving loan balance.

The effective tax rate for the three months ended September 30, 2018 and 2017 was 0.0%.  Both the 2018 and 2017 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company had a working capital deficiency of $9.2 million as of September 30, 2018.  As of December 31, 2017, the Company had a working capital deficiency of $5.8 million.  The increase in the working capital deficiency is primarily due to decreases in receivables, prepaids and cash and increases in accrued liabilities and accounts payable, partially offset by decreases in the current portion of long-term debt and customer deposits.

On November 5, 2018, the Company entered into an SPA with Unilumin, pursuant to which Unilumin purchased 1,315,789 shares of Common Stock, for a purchase price of $1,500,000, or a per share purchase price of $1.14.  The SPA requires that the proceeds of the Purchase are to be utilized for mutually agreed purposes.  In connection with the SPA, the Company issued the Warrants to purchase 5,670,103 shares of the Company’s Common Stock to Unilumin at an exercise price of $0.97 per share.  The exercise price of the Warrants is automatically adjusted to $0.75 per share if the Company is unable to complete a financing of $2,500,000 through the Rights Offering by June 1, 2019.  The exercise price of the Warrants will also be decreased to the same price as the exercise price of the rights issued in the Rights Offering if the exercise price of such rights is less than $1.00 per share.  The Warrants are exercisable until November 2, 2020, provided that they are mandatorily exercisable upon completion of the Rights Offering if in excess of 90% of the Company’s currently issued and outstanding Preferred Stock converts into Common Stock.  In connection with any such Preferred Stock conversion, Unilumin acknowledged that the conversion price of the Preferred Stock may be decreased, subject to stockholder approval.  If all or a significant portion of the Warrants are exercised, Unilumin would own in excess of fifty percent of the Company’s outstanding Common Stock on a fully diluted basis, even if the Rights Offering is completed.

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

The Company generated cash of $434,000 from operating activities for the nine months ended September 30, 2018 and used cash of $294,000 from operating activities for the nine months ended September 30, 2017.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department, outsourcing certain administrative functions and expanding its sales and marketing efforts in the LED lighting market.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $663,000 in the nine months ended September 30, 2018 to $1.2 million at September 30, 2018 from $1.9 million at December 31, 2017.  The decrease is primarily attributable to payments on the revolving loan of $1.8 million, scheduled payments of long-term debt of $150,000 and investment in property and equipment of $135,000, partially offset by borrowings of long-term debt of $1.0 million and cash provided by operating activities of $434,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2018 for the remainder of 2018 and over the next four fiscal years:

In thousands	Remainder of 2018	2019	2020	2021	2022
Long-term debt, including interest	$2,739	$1,303	$1,076	$-	$-
Pension plan payments	592	290	312	276	333
Employment agreement obligations	113	450	338	-	-
Estimated warranty liability	38	132	101	73	47
Operating lease payments	177	419	337	342	348
Total	$3,659	$2,594	$2,164	$691	$728

Of the fixed cash obligations for debt for the remainder of 2018, $1.1 million, including interest, of Notes and Debentures remained outstanding as of September 30, 2018.  The Company is seeking additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.  In addition, the Company’s current outstanding debt and other obligations could limit its ability to incur more debt.

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

At this time, we expect to make our minimum required contributions in 2018 of $592,000 Subsequent to September 30, 2018, we contributed $421,000 to the plan, leaving $171,000 that still remains to be paid in 2018, however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $273,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2018.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting.  Other than the changes discussed in relation to the new revenue recognition standards in Note 3 to the Condensed Consolidated Financial Statements – Revenue Recognition, there has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2018 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.             Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  A vendor has brought a claim against us for $87,000 plus interest and damages.  The Company has accrued for the $87,000 plus interest in Accounts payable and in Accrued liabilities in the Consolidated Balance Sheet at September 30, 2018.  Potential damages, if any, are not yet determinable.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $387,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2018 and December 31, 2017, the Company had accrued $290,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2018 and December 31, 2017, the Company had accrued $185,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $933,000 and $640,000 under the Credit Agreement as of September 30, 2018.  The Company and CNH agreed to a forbearance with respect to the default caused by our non-compliance with the fixed charge coverage ratio covenant as of September 30, 2018.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

On November 6, 2018, the Company declared a semi-annual dividend of $6.00 per share of Preferred Stock aggregating $99,000, which was paid on November 8, 2018.

Item 6.             Exhibits

10.1     Employment agreement with Alberto Shaio dated September 28, 2018, (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 4, 2018).

10.2     Employment agreement with Todd Dupee dated October 22, 2018, (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 26, 2018).

10.3     Separation agreement and general release with Jean-Marc Allain dated effective July 13, 2018, filed herewith.

10.4     Forbearance Agreement to Credit and Security Agreement, dated as of November 7, 2018, by and among CNH Finance Fund I, L.P., Trans-Lux Corporation, Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation, filed herewith.

10.5     Securities Purchase Agreement dated as of November 2, 2018 by and between the Company and Unilumin (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2018).

10.6     Warrant, dated as of November 2, 2018, issued to Unilumin (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 8, 2018).

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
Todd Dupee
Senior Vice President and Chief Accounting Officer
Date: November 9, 2018