Form 10-K
period 2018-12-31
TRANS LUX Corp
filed 2019-04-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

TRANS-LUX CORPORATION

2018 Form 10-K Cover Page Continued

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes    X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2018, was approximately $490,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 12, 2019, was 13,381,476 shares of Common Stock.

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

The Company is a leading designer and manufacturer of digital display solutions and fixed digit scoreboards.

DIGITAL DISPLAY PRODUCTS

The Company’s LED display systems include the latest features and functionality.  The Company’s product line of high-performance state-of-the-art digital display products and controllers are used to show full-color video and messages in virtually any configuration and application.  The products are used by sports arenas and stadiums; financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, racetracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.  All sales and service, including fixed digit scoreboards, related to sports are sold through our wholly owned subsidiary, Fariplay Corporation, capitalizing on a well-recognized brand name that has been servicing this segment for over 85 years.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2018 and 2017 was approximately $3.2 million and $2.5 million, respectively.  The December 31, 2018 backlog is expected to be recognized as sales in 2019, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2018 and 2017, respectively.

In 2018, there were no customers that accounted for at least 10% of the Company’s total revenues.  In 2017, one customer accounted for 23.2% of total revenues.

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

EMPLOYEES

The Company had approximately 66 employees as of March 19, 2019.  Approximately 27% of the employees are unionized, pursuant to a collective bargaining agreement, which expires on December 31, 2019.  The Company believes its employee relations are good.

RECENT DEVELOPMENTS

On November 2, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with Unilumin North America Inc. (“Unilumin”), pursuant to which Unilumin purchased 1,315,789 shares of our Common Stock, par value $0.001 per share, for a purchase price of $1,500,000 (the “Unilumin Investment”), or a per share purchase price of $1.14.  In connection with the SPA, we issued a warrant to Unilumin (the “Unilumin Warrant”) to purchase 5,670,103 shares of our Common Stock at an exercise price of $0.97 per share.  The exercise price of the Unilumin Warrant would have been automatically adjusted to $0.75 per share if we were unable to complete a rights offering to current shareholders for gross proceeds of at least $2,500,000 by June 1, 2019 (the “Rights Offering”).  Pursuant to the terms of the SPA, the Company appointed Nicholas Fazio and Yang Liu to the Company’s Board of Directors.

On March 4, 2019, 96.1% of our issued and outstanding Series B Convertible Preferred Stock (“SBCPS”) holders converted their SBCPS into 1,586,400 shares of Common Stock.

On March 4, 2019, Unilumin exercised a portion of the Unilumin Warrant to purchase 2,061,856 shares of our Common Stock, resulting in gross proceeds of $2.0 million.

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.

On April 5, 2019 Unilumin exercised the remaining portion of the Unilumin Warrant to purchase 3,608,247 shares of our Common Stock, resulting in gross proceeds of $3.5 million.

The Company used the proceeds from the Rights Offering and the Unilumin Warrant to satisfy its obligations under its credit and security agreement (“Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”).  The Company also used a portion of the net proceeds for working capital.  As a result of the exercises of the Unilumin Warrant, the Rights Offering and the conversion of the SBCPS to Common Stock, Unilumin now holds 52.2% of the Company’s outstanding Common Stock.

ITEM 1A.              RISK FACTORS

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  During the years ended December 31, 2018 and 2017, we incurred losses of $4.7 million and $2.8 million, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows in order to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  While we received gross proceeds of $2.5 million from the Rights Offering and $5.5 million from the exercise of the Unilumin Warrant, a portion of the proceeds from such financings have been used to satisfy outstanding obligations.  There can be no assurance that we will be able to increase our revenue sufficiently to generate the cash required to fund our current operations, and to the extent we are unable to do so, we may need to undertake additional financings.  In addition, we cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both.  We may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all.  Any equity financing we receive could be substantially dilutive to our shareholders.

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2018, we had outstanding debt of approximately $5.3 million (including $650,000 of a forgivable loan), $3.6 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $607,000 of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) for which we are in default, of which $35,000 was repaid subsequent to December 31, 2018.  While we used a portion of the proceeds of our recent financing to satisfy obligations, we still currently have approximately $2.7 million of outstanding debt.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

As of December 31, 2018, we had outstanding $387,000 of Notes, of which $35,000 was repaid subsequent to December 31, 2018.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2018, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

OUR SUCCESS IS PARTIALLY DEPENDENT UPON OUR ABILITY TO OBTAIN THE RENEWAL OF EXISTING LEASES OR ENTER INTO NEW LEASES AS OUR CURRENT LEASES EXPIRE, WHICH MAY NOT BE FEASIBLE.  THE INABILITY TO RENEW OR REPLACE OUR LEASES WOULD NEGATIVELY AFFECT OUR OPERATIONS

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

WE ARE DEPENDENT ON OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our President and Chief Executive Officer, Alberto Shaio, plays a significant role in our success and the loss of his services could have an adverse effect on us.  There can be no assurance that we would be able to find a suitable replacement for Mr. Shaio.  We have an employment agreement with Mr. Shaio that expires on October 1, 2020.  We believe that in addition to Mr. Shaio, there is a core group of executives that also plays a significant role in our success.

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

We design certain of our products to match components furnished by suppliers.  If such suppliers were unable or unwilling to provide us with those components, we would have to contract with other suppliers to obtain replacement sources.  In particular, we purchase most of the LEDs and LED module blocks used in our digital products from three main suppliers.  We do not have long-term supply contracts with these suppliers.  A change in suppliers of either LED module blocks or certain other components may result in engineering design changes, as well as delays in obtaining such replacement components.  We believe that there are presently other qualified vendors of these components.  Our inability to obtain sufficient quantities of certain components as required, or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments that could have a materially adverse effect on our business and results of operations.

CYBER-ATTACKS AND BREACHES COULD CAUSE OPERATIONAL DISRUPTIONS, FRAUD OR THEFT OF SENSITIVE INFORMATION

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc.  Although we have taken measures to protect our technology systems and infrastructure, including employee education programs regarding cybersecurity, a breach of the security surrounding these functions could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties.  A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties.  In addition, any attack perpetrated against our information systems, including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability.  Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise.  Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties.  Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which could be significant.  Such events could have an adverse effect on our results of operations, financial condition and liquidity.

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

Additionally, we are authorized to issue 2,500,000 shares of preferred stock, of which (i) 416,500 are designated as Series A Convertible Preferred Stock, none of which are outstanding, and (ii) 51,000 are designated as SBCPS, 648 of which are outstanding.  The remaining unissued preferred stock, if issued, will contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCK HOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

Pursuant to the terms of the SPA, Unilumin appointed Nicholas Fazio and Yang Liu to our Board of Directors.  As of April 12, 2019, two stockholders, Unilumin and GAMCO (and related entities), on a combined basis, beneficially own approximately 84.3% of our Common Stock.  Accordingly, such stockholders could exert significant control over any potential stockholder actions. The interests of these stockholders may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, these majority stockholders will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

WE DO NOT EXPECT TO PAY ANY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our Common Stock for the foreseeable future.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant.  In addition, we must comply with the covenants in our credit agreements in order to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.  As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 135 East 57th Street, 14th Floor, New York, New York, at an annual rental of $120,000, which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Des Moines, Iowa, at an annual rental of $157,000, which is used for manufacturing, sales and administrative operations.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $324,000, which is being used for manufacturing operations.

The aggregate property rent expense was $662,000 and $848,000 for the years ended December 31, 2018 and 2017, respectively.

ITEM 3.                 LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  There are no open matters that the Company deems material.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below.

(b)           The Company had approximately 86 holders of record of its Common Stock as of April 11, 2019.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.

(c)           The Board of Directors did not declare any cash dividends on Common Stock during 2018 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  In addition, the terms of the Company’s Credit Agreement with CNH restricted the payment of dividends on our Common Stock.  For each share of SBCPS, the Board of Directors declared a stock dividend of 7.6923 shares of Common Stock in April 2018 (aggregating 127,013 shares which were issued in May 2018) and a cash dividend of $6.00 in September 2018 (aggregating $99,072 which was paid in November 2018).  In accordance with the terms of the SBCPS, upon conversion of 96.1% of the outstanding SBCPS, the Company paid an accrued stock dividend through the date of conversion of $72,974.  As described herein, the SBCPS carries a 6.0% cumulative annual dividend.

(d)           Not applicable.

(e)           The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2018.

(f)            Unregistered sales of equity securities:

On November 2, 2018, the Company entered into the SPA with Unilumin pursuant to which Unilumin purchased 1,315,789 shares of the Company’s Common Stock for a purchase price of $1,500,000, or a per share purchase price of $1.14.  The SPA requires that the proceeds of the Unilumin Investment are to be utilized for mutually agreed purposes.  In connection with the SPA, the Company issued Warrants to purchase 5,670,103 shares of the Company’s Common Stock to Unilumin at an exercise price of $0.97 per share.

The Unilumin Warrant was exercisable until November 2, 2020, provided that they became mandatorily exercisable upon completion of the Rights Offering.  As described under Business — Recent Developments, the Warrants have been exercised.

The Common Stock and Warrant were issued and granted to Unilumin pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                 SELECTED FINANCIAL DATA

(a)           Not applicable.

(b)           Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Trans-Lux is a leading supplier of LED technology for display applications.  The essential elements of these systems are the real-time, programmable digital products that we design, manufacture, distribute and service.  Designed to meet the digital signage solutions for any size venue’s indoor and outdoor needs, these displays are used primarily in applications for the financial, banking, gaming, corporate, advertising, transportation, entertainment and sports markets.  The Company operates in two reportable segments: Digital product sales and Digital product lease and maintenance.

The Digital product sales segment includes worldwide revenues and related expenses from the sales of both indoor and outdoor digital product signage.  This segment includes the financial, government/private, gaming, scoreboards and outdoor advertising markets.  The Digital product lease and maintenance segment includes worldwide revenues and related expenses from the lease and maintenance of both indoor and outdoor digital product signage.  This segment includes the lease and maintenance of digital product signage across all markets.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, goodwill, income taxes, warranty reserve, warrants, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Board of Directors.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $1.3 million carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2018 impairment analysis included a renewal rate estimate of 84.6% and a CPI rate change of approximately 2.3%, which were the actual average rates for the two-year period ended December 31, 2018.  Based on these assumptions, the cash flow model determined a fair value of $5.4 million, exceeding its carrying value by 309%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $101,000.  For every 0.1-percentage-point change in the CPI rate, the valuation would change by approximately $15,000.

Rental equipment is comprised of installed digital products on lease that are primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s that are still in operation.  Current contracts have an average age of 20.2 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company uses the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company’s $744,000 goodwill relates to its digital product sales reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 5.5 percentage points within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used were consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 6.7 percentage points or more, the model would yield results of a fair value less than the carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.

The October 1, 2018 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 678.0%.  Therefore, there was no impairment of goodwill related to our digital product sales reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

Restricted Cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In May 2017, the Company deposited $650,000 in a savings account as collateral for a letter of credit in favor of the City of Hazelwood, Missouri as collateral for a forgivable loan.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a letter of credit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In October 2017, the security deposit was reduced by $100,000 to $300,000, and in October 2018, the security deposit was reduced by $50,000 to $250,000, so the related letter of credit and savings account deposit were also reduced.  In July 2014, the Company deposited $212,000 in a savings account as collateral for a letter of credit in favor of the landlord at its former New York headquarters as a security deposit.  The lease expired on November 29, 2017 and the related letter of credit was released on February 9, 2018.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax charges in unrecognized pension liability of $653,000 and $95,000 in 2018 and 2017, respectively, in other comprehensive loss.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2018, plan assets were invested 35.3% in fixed income contracts and 64.7% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2018, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.30%.  The net periodic cost for 2019 will be based on the December 31, 2018 valuation.  The defined benefit pension plan periodic benefit was $103,000 and $35,000 in 2018 and 2017, respectively.  At December 31, 2018, assuming no change in the other assumptions, one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $10,000/($21,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2018 and 2017.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (“IRS”) requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2017, the Company has fully repaid the amounts deferred for each of these waivers.  In 2018, we made $421,000 of the $592,000 of minimum required contributions to the plan.  Subsequent to December 31, 2018, we made a $391,000 contribution to the plan.  At this time, we expect to make our minimum required contributions in 2019 of $623,000, which includes the balance of the 2018 minimum required contributions; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 14 to the Consolidated Financial Statements – Pension Plan for further details.

Contingencies and Litigation:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company has accrued reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. There are no open matters that the Company deems material.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri, which is included in Forgivable loan in the Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (7.50% at December 31, 2018).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.  As of December 31, 2018, the Company has accrued interest of $71,000.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2018 and 2017:

In thousands	2018		2017
Revenues:
Digital product sales	$11,958	83.0%	$22,093	90.4%
Digital product lease and maintenance	2,441	17.0%	2,350	9.6%
Total revenues	14,399	100.0%	24,443	100.0%
Cost of revenues:
Cost of digital product sales	10,094	70.1%	19,221	78.6%
Cost of digital product lease and maintenance	1,234	8.6%	1,490	6.1%
Total cost of revenues	11,328	78.7%	20,711	84.7%
Gross profit from operations	3,071	21.3%	3,732	15.3%
General and administrative expenses	(7,117)	(49.4)%	(6,613)	(27.1)%
Operating loss	(4,046)	(28.1)%	(2,881)	(11.8)%
Interest expense, net	(940)	(6.5)%	(708)	(2.9)%
Gain (loss) on foreign currency remeasurement	225	1.5%	(178)	(0.7)%
Gain on sale/leaseback transaction	11	0.1%	132	0.5%
Pension benefit	103	0.7%	35	0.1%
Loss before income taxes	(4,647)	(32.3)%	(3,600)	(14.7)%
Income tax (expense) benefit	(47)	(0.3)%	751	3.0%
Net loss	$(4,694)	(32.6)%	$(2,849)	(11.7)%

2018 Compared to 2017

Total revenues for the year ended December 31, 2018 decreased $10.0 million or 41.1% to $14.4 million from $24.4 million for the year ended December 31, 2017, primarily due to a decrease in Digital product sales.

Digital product sales revenues for the year ended December 31, 2018 decreased $10.1 million or 45.9%, primarily due to a single large scoreboard customer sale in 2017 that did not recur in 2018, as well as a reduction in other sales to the scoreboard market, primarily caused by our disrupted manufacturing abilities due to our lack of cash and liquidity.

Digital product lease and maintenance revenues for the year ended December 31, 2018 increased $91,000 or 3.9%, primarily due to a single short-term customer lease, partially offset by the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.

Total gross margin for the year ended December 31, 2018 increased to 21.3% from 15.3% for the year ended December 31, 2017, primarily due to the reduced margin on the single large scoreboard customer sale in 2017, as well as lower depreciation expense related to Digital product lease and maintenance revenues and increased efficiencies achieved in our manufacturing facility.

Total operating loss for the year ended December 31, 2018 increased $1.1 million to $4.0 million as compared to $2.9 million for the year ended December 31, 2017, principally due to the decrease in revenues and an increase in general and administrative expenses.

Digital product sales operating loss for the year ended December 31, 2018 increased $1.6 million to $1.7 million as compared to $149,000 for the year ended December 31, 2017, primarily due to the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product sales decreased $9.1 million or 47.5%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 84.4% of related revenues in 2018 compared to 87.0% in 2017.  Digital product sales general and administrative expenses increased $587,000 or 19.4%, primarily due to an increase in bad debt expense, partially offset by decreases in rent and marketing expenses.

Digital product lease and maintenance operating income increased $409,000 or 62.6%, primarily as a result of a decrease in depreciation expense as well as a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $256,000 or 17.2%, primarily due to the decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 50.6% of related revenues in 2018 compared to 63.4% in 2017.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  Digital product lease and maintenance general and administrative expenses decreased $62,000 or 30.0%, primarily due to decreases in consulting, bad debt and travel expenses.

Corporate general and administrative expenses decreased slightly, primarily due to decreases in payroll and benefits, travel and pension plan expenses, mostly offset by increases in insurance, legal, auditing and consulting expenses.

Net interest expense increased $232,000 or 32.8%, primarily due to an increase in the average outstanding long-term debt, as well as an increase in interest rates.

The gain (loss) on foreign currency remeasurement increased $403,000 to a gain of $225,000 in 2018 as compared to a loss of $178,000 in 2017, primarily due to increased positive fluctuations in the exchange rate between currency in Canada and the United States.

The effective tax rate for the years ended December 31, 2018 and 2017 was an expense of 1.0% and a benefit of 20.9%, respectively.  In 2018 and 2017, the Company recognized income tax (expense) benefits of $(47,000) and $751,000, respectively.  The 2017 income tax benefit is primarily as a result of refundable alternative minimum tax credits.  The income tax (expense) benefit in 2018 and 2017 is also affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $4.7 million in 2018 and had a working capital deficiency of $8.5 million as of December 31, 2018.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

Subsequent to December 31, 2018, the Company received gross proceeds of $2.5 million from the Rights Offering and $5.5 million from the exercise of the Unilumin Warrant, of which a portion of the proceeds from such financings have been used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.  With the making of these payments to vendors, we believe they will resume providing product to us on a timely basis, which will allow us to resume timely deliveries to our customers.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements and to execute our operating plan.  The Company continually evaluates the need and availability of long-term capital, including replacing the Credit Agreement, in order to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $1.1 million and $810,000 in the years ended December 31, 2018 and 2017, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing its human resources department.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $286,000 in 2018.  The decrease is primarily attributable to net payments of long-term debt of $1.5 million, cash used for operations of $1.1 million, investments in equipment for rental, property and equipment of $140,000 and payments of dividends on the SBCPS of $99,000, offset by proceeds from the issuance of Common Stock of $1.5 million and new borrowing of long-term debt of $1.0 million.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2018 over the next five fiscal years:

In thousands	2019	2020	2021	2022	2023
Long-term debt, including interest	$4,469	$1,076	$-	$-	$-
Pension plan payments	623	821	658	655	459
Employment obligations	450	338	-	-	-
Estimated warranty liability	141	109	81	54	20
Operating lease payments	566	350	342	348	309
Total	$6,249	$2,694	$1,081	$1,057	$788

The proceeds from the Rights Offering and the exercise of the Unilumin Warrant were used to satisfy the obligations under the Credit Agreement with CNH as well as provide additional working capital.

As of December 31, 2018, the Company still had outstanding $387,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  The Company continues to consider future exchanges of the $352,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

The Company may still seek additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

For a further description of the Company’s long-term debt, see Note 12 to the Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

In March 2010, 2011 and 2013, the Company submitted to the IRS requests for waivers of the 2009, 2010 and 2012 minimum funding standards for its defined benefit pension plan.  As of December 31, 2018, the Company had fully repaid the amounts deferred for each of these waivers.  In 2018, we made $421,000 of the $592,000 of minimum required contributions to the plan.  Subsequent to December 31, 2018, we made a $391,000 contribution to the plan.  At this time, we expect to make our minimum required contributions in 2019 of $623,000, which includes the balance of the 2018 minimum required contributions; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 14 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $27,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $256,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2018.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Policy

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for restricted cash within the consolidated statements of cash flows in 2018 and 2017 due to the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Hartford, CT

April 15, 2019

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31 2018	December 31 2017
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$723	$747
Accounts receivable, net	2,271	3,522
Inventories	2,201	2,164
Prepaids and other assets	417	1,539
Total current assets	5,612	7,972
Long-term assets:
Rental equipment, net	1,310	2,016
Property, plant and equipment, net	2,180	2,286
Goodwill	744	744
Restricted cash	900	1,162
Other assets	720	804
Total long-term assets	5,854	7,012
TOTAL ASSETS	$11,466	$14,984
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,728	$2,778
Accrued liabilities	6,332	5,781
Current portion of long-term debt	2,584	3,529
Current portion of long-term debt - related party	1,000	500
Customer deposits	432	1,135
Total current liabilities	14,076	13,723
Long-term liabilities:
Long-term debt, less current portion	1,446	1,034
Long-term debt - related party, less current portion	-	500
Deferred pension liability and other	3,708	3,638
Total long-term liabilities	5,154	5,172
Total liabilities	19,230	18,895
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2018 and 2017	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 16,512 in 2018 and 2017 (liquidation preference $3,343,000)	3,302	3,302
Common Stock - $0.001 par value - 10,000,000 shares authorized; shares issued: 3,652,813 in 2018 and 2,190,011 in 2017; shares outstanding: 3,624,973 in 2018 and 2,162,171 in 2017	4	2
Additional paid-in-capital	30,069	28,273
Accumulated deficit	(31,682)	(26,889)
Accumulated other comprehensive loss	(6,394)	(5,536)
Treasury stock - at cost - 27,840 common shares in 2018 and 2017	(3,063)	(3,063)
Total stockholders' deficit	(7,764)	(3,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,466	$14,984
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

In thousands, except per share data	2018	2017
Revenues:
Digital product sales	$11,958	$22,093
Digital product lease and maintenance	2,441	2,350
Total revenues	14,399	24,443

Cost of revenues:
Cost of digital product sales	10,094	19,221
Cost of digital product lease and maintenance	1,234	1,490
Total cost of revenues	11,328	20,711

Gross profit	3,071	3,732
General and administrative expenses	(7,117)	(6,613)
Operating loss	(4,046)	(2,881)
Interest expense, net	(940)	(708)
Gain (loss) on foreign currency remeasurement	225	(178)
Gain on sale/leaseback transaction	11	132
Pension benefit	103	35
Loss before income taxes	(4,647)	(3,600)
Income tax (expense) benefit	(47)	751
Net loss	$(4,694)	$(2,849)

Loss per share - basic and diluted	$(1.88)	$(1.78)
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31

In thousands	2018	2017
Net loss	$(4,694)	$(2,849)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(205)	169
Change in unrecognized pension costs	(653)	(95)
Total other comprehensive (loss) income, net of tax	(858)	74
Comprehensive loss	$(5,552)	$(2,775)
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
In thousands, except share data For the years ended Dec 31, 2018 and 2017	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amt	Shares	Amt	Shares	Amt
Balance January 1, 2017	-	$-	16,512	$3,302	1,738,511	$2	$27,935	$(23,842)	$(5,610)	$(3,063)	$(1,276)
Net loss	-	-	-	-	-	-	-	(2,849)	-	-	(2,849)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(198)	-	-	(198)
Stock issued to directors/officers	-	-	-	-	451,500	-	338	-	-	-	338
Other comprehensive income (loss), net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	169	-	169
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(95)	-	(95)
Balance December 31, 2017	-	-	16,512	3,302	2,190,011	2	28,273	(26,889)	(5,536)	(3,063)	(3,911)
Net loss	-	-	-	-	-	-	-	(4,694)	-	-	(4,694)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(99)	-	-	(99)
Unilumin Securities Purchase Agreement	-	-	-	-	1,315,789	2	1,498	-	-	-	1,500
Stock dividends paid on preferred stock	-	-	-	-	127,013	-	-	-	-	-	-
Stock issued to officer	-	-	-	-	20,000	-	10	-	-	-	10
Warrants issued for SMI and SMII financings	-	-	-	-	-	-	288	-	-	-	288
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(205)	-	(205)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(653)	-	(653)
Balance December 31, 2018	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31

In thousands	2018	2017
Cash flows from operating activities
Net loss	$(4,694)	$(2,849)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	952	1,301
Amortization of gain on sale/leaseback transaction	(11)	(132)
Amortization of deferred financing fees and debt discount	238	93
(Gain) loss on foreign currency remeasurement	(225)	178
Issuance of common stock for compensation	10	338
Bad debt expense	1,550	196
Changes in operating assets and liabilities:
Accounts receivable, net	(300)	(600)
Inventories	(37)	(271)
Prepaids and other assets	1,206	(1,271)
Accounts payable	950	1,285
Accrued liabilities	615	127
Customer deposits	(703)	901
Deferred pension liability and other	(619)	(106)
Net cash used in operating activities	(1,068)	(810)
Cash flows from investing activities
Purchases of property, plant and equipment and rental equipment	(140)	(222)
Net cash used in investing activities	(140)	(222)
Cash flows from financing activities
Proceeds from long-term debt	1,000	3,667
Proceeds from long-term debt - related parties	-	500
Issuance of common stock	1,500	-
Payments of long-term debt	(1,483)	(2,182)
Payments of dividends on preferred stock	(99)	(198)
Payments for deferred financing fees	-	(69)
Net cash provided by financing activities	918	1,718
Effect of exchange rate changes	4	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(286)	691
Cash, cash equivalents and restricted cash at beginning of year	1,909	1,218
Cash, cash equivalents and restricted cash at end of period	$1,623	$1,909
Supplemental disclosure of cash flow information:
Interest paid	$555	$536
Income taxes paid	26	23
Supplemental non-cash financing activities:
Warrants issued to SMI and SMII	$288	$-
Warrants issued to Unilumin	$964	$-
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$723	$747
Long-term assets
Restricted cash	900	1,162
Cash, cash equivalents and restricted cash at end of period	$1,623	$1,909
The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Trans-Lux Corporation is a leading designer and manufacturer of digital signage display solutions.  The Company sells and leases its digital signage display solutions.

Principles of consolidation:  The Consolidated Financial Statements include the accounts of Trans-Lux Corporation, a Delaware corporation, and all wholly-owned subsidiaries (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, valuation of pension obligations, valuation of warrants, income taxes, warranty reserve, management’s assessment of going concern, contingencies and litigation.

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

Accounts receivable, net:  Accounts receivable are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2018	2017
Balance at beginning of year	$235	$39
Provisions	1,562	196
Write-offs	-	-
Balance at end of year	$1,797	$235

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  At December 31, 2018, one customer accounted for 18.0% of the balance in Accounts receivable, net.  In 2018, there were no customers that accounted for at least 10% of our total revenues.  At December 31, 2017, three customers accounted for 52.4% of the balance in Accounts receivable, net.  In 2017, one customer accounted for 23.2% of total revenues.

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

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 5.5% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 6.7% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 4 – Fair Value).  There was no impairment of goodwill in 2018 or 2017.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2018 or 2017.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  The Company has Restricted cash in 2018 and 2017 for letters of credit in connection with the forgivable loan ($650,000 in 2018 and 2017) and security deposits ($250,000 in 2018 and $512,000 in 2017).  During 2018, a security deposit of $212,000 was released and another security deposit was reduced by $50,000.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

Shipping Costs:  The costs of shipping product to our customers of $487,000 and $614,000 in 2018 and 2017, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $174,000 and $401,000 in 2018 and 2017, respectively, are included in General and administrative expenses.

Revenue recognition:  See Note 3.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted.  Effective January 1, 2018, the legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017.  Effective for 2018 and forward, there are additional changes including changes to refundable alternative minimum tax (“AMT”) credits, bonus depreciation, the deduction for executive compensation and interest expense.  As of December 31, 2018, two provisions affecting the financial statements are the refundable AMT credits and the one-time toll charge.  The change in tax rate which would affect the value of deferred tax assets in the amount of $1.7 million does not affect the financial statements since those assets have had a valuation reserve established for several years.  Since the toll charge on deemed repatriated earnings of foreign subsidiaries is effective for the tax year ending in 2017, the Company has included a deemed dividend in taxable income of $3.3 million for the tax year ending December 31, 2017.  The tax cost has been offset by net operating loss carryforwards.  The deferred refundable AMT credits amounting to $0.7 million, which are now fully refundable, have been included in the Consolidated Balance Sheets as a result of this act.  See Note 9 – Taxes on Income for further details.

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

Share-based compensation:  The Company measures share-based payments to employees, directors and non-employees at the grant date fair value of the instrument.  The fair value is estimated on the date of grant using the Black-Scholes valuation model, which requires various assumptions including estimating stock price volatility, expected life of the instrument, estimated forfeiture rate and risk free interest rate.  For details on the accounting effect of share-based compensation, see Note 15 – Share-Based Compensation.

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2018 through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.

The following new accounting pronouncements were adopted in 2018:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  Public business entities should apply the amendments in ASU 2017-07 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (i.e., January 1, 2018).  Early application is permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.  See Note 14 – Pension Plan for further details on the effect of the change.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  ASU 2016-18 requires Restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the Consolidated Statements of Cash Flows.  Disclosure of the nature of the restrictions on cash balances is required under the guidance.  This standard is effective for annual and interim reporting periods for fiscal years beginning after December 31, 2017.  We adopted the guidance in 2018 and retrospectively adopted the guidance back to January 1, 2017.  Upon adoption, the $550,000 of changes in Restricted cash in the year ended December 31, 2017, which had previously been presented as investing activities, are now included within beginning and ending cash and equivalents balances in our Consolidated Statements of Cash Flows.  Additionally, in August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provided guidance on certain cash flow issues.  ASU 2016-15 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2017 (i.e., January 1, 2018).  We adopted the guidance retrospectively effective as of January 1, 2018, which did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.  The Company applied this standard effective January 1, 2018 using the modified retrospective method.  The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application.  For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary.  The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings.  The Company determined that there was no cumulative effect to be recorded and, except for the required financial statement disclosures included in Note 3 – Revenue Recognition, there was no impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019).  Early application is permitted.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company is in the process of evaluating this pronouncement and believes that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets of approximately $1.5 million and lease liabilities of $1.5 million.  We are in the process of analyzing our leases, implementing systems, developing processes and internal controls and finalizing our accounting policies to comply with the standard's adoption requirements.  The Company will be adopting this standard effective January 1, 2019 using the modified retrospective method.

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

Reclassifications:  Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.  In 2018, Forgivable loan was included in Long-term debt, less current portion in the Consolidated Balance Sheets.  In 2017, Pension benefit was included in General and administrative expenses in the Consolidated Statements of Operations and Current portion of long-term debt – related party was included in Current portion of long-term debt in the Consolidated Balance Sheets.

2. Liquidity

Subsequent to December 31, 2018, the Company received proceeds of $8.0 million from a rights offering to current shareholders for gross proceeds of at least $2,500,000 by June 1, 2019 (the “Rights Offering”) and the exercise of the $5.5 million warrant (the “Unilumin Warrant”) issued to Unilumin North America Inc. (“Unilumin”).  Certain directors deferred the timing of payments owed to them related to directors’ fees and long-term debt.

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $4.7 million in 2018 and had a working capital deficiency of $8.5 million as of December 31, 2018.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

Subsequent to December 31, 2018, the Company received gross proceeds of $2.5 million from the Rights Offering and $5.5 million from the exercise of the Unilumin Warrant, of which a portion of the proceeds from such financings have been used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.  Certain current liabilities have been extended beyond one year. Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements within one year from the date of issuance of this Form 10-K .  The Company continually evaluates the need and availability of long-term capital, including replacing the Credit Agreement (hereinafter defined), in order to meet its cash requirements and fund potential new opportunities.

3. Revenue Recognition

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of December 31, 2018.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2018 and 2017, along with the reportable segment for each category:

In thousands	2018	2017
Digital product sales:
Catalog and small customized products	$10,958	$15,198
Large customized products	1,000	6,895
Subtotal	11,958	22,093
Digital product lease and maintenance	2,441	2,350

Total	$14,399	$24,443

Performance Obligations

The Company has two primary revenue streams which are Digital product sales and Digital product lease and maintenance.

Digital Product Sales

The Company recognizes net revenue on digital product sales to its distribution partners and to end users related to digital display solutions and fixed digit scoreboards. For the Company’s catalog products, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For the Company’s customized products, revenue is either recognized at a point in time or over time depending on the size of the contract.  For those customized product contracts that are smaller in size, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For those customized product contracts that are larger in size, revenue is recognized over time based on incurred costs as compared to projected costs using the input method, as this best reflects the Company’s progress in transferring control of the customized product to the customer.  The Company may also contract with a customer to perform installation services of digital display products.  Similar to the larger customized products, the Company recognizes the revenue associated with installation services using the input method, whereby the basis is the total contract costs incurred to date compared to the total expected costs to be incurred.

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

The Company has an enforceable right to payment for performance completed to date, as evidenced by the requirement that the customer pay upfront for each month of services. Lease and maintenance service amounts billed ahead of revenue recognition are recorded in deferred revenue and are included in Accrued liabilities in the Consolidated Balance Sheets.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2018 and 2017, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2018 and 2017:

In thousands	2018	2017
Gross receivables	$4,067	$3,757
Allowance for bad debts	1,796	235
Net receivables	2,271	3,522
Contract liabilities	465	1,209

During the years ended December 31, 2018 and 2017, the Company recognized bad debt expense of $1.6 million (primarily related to two customers) and $196,000, respectively.

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$891
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.8 million and digital product lease and maintenance was $3.2 million.  The Company expects to recognize revenue on approximately 75%, 21% and 4% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Based on this hierarchy, the Company determined the fair value of its money market funds using quoted market prices, a Level 1 or an observable input, and the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s money market funds and the cash surrender value of life insurance had carrying amounts of $0 and $1,000, respectively, at December 31, 2018 and 2017, and are included in Cash and cash equivalents and Other assets, respectively, in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”), using observable inputs, was $77,000 at December 31, 2018 and 2017.  The fair value of the Company’s 9½% Subordinated debentures due 2012 (the “Debentures”), using observable inputs, was $44,000 at December 31, 2018 and 2017.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $4.7 million at December 31, 2018 and $4.5 million at December 31, 2017.

5.  Inventories

Inventories consist of the following:

In thousands	2018	2017
Raw materials	$1,178	$1,204
Work-in-progress	626	704
Finished goods	397	256
Total inventory	$2,201	$2,164

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2018	2017
Rental equipment	$7,109	$10,425
Less accumulated depreciation	5,799	8,409
Net rental equipment	$1,310	$2,016

During 2018, $3.3 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2018 and 2017 was $706,000 and $1.1 million, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2018	2017
Machinery, fixtures and equipment	$2,691	$2,972
Leaseholds and improvements	12	12
	2,703	2,984
Less accumulated depreciation	523	698
Net property, plant and equipment	$2,180	$2,286

Equipment having a net book value of $2.2 million at December 31, 2018 and 2017 are pledged as collateral under various financing agreements.

During 2018 and 2017, $421,000 and $70,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2018 and 2017 was $246,000 and $196,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2018	2017
Refundable AMT credits	$592	$611
Prepaids	55	121
Deposits	73	72
Total other assets	$720	$804

9.  Taxes on Income

On December 22, 2017, the TCJ Act was enacted.  Effective January 1, 2018, the legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017.  Effective for 2018 and forward, there are additional changes including changes to refundable AMT credits, bonus depreciation, the deduction for executive compensation and interest expense.  As of December 31, 2017, two provisions affecting the financial statements are the refundable AMT credits and the one-time toll charge.  The change in tax rate which affected the value of deferred tax assets in the amount of $1.7 million was offset by a change in the valuation reserve.  Since the toll charge on deemed repatriated earnings of foreign subsidiaries was effective for the tax year ending in 2017, the Company included a deemed dividend in taxable income of $3.3 million for the tax year ending December 31, 2017.  In 2018, the deemed dividend in taxable income was reduced by $155,000 to now be $3.2 million.  The tax cost has been offset by net operating loss carryforwards.  The deferred refundable AMT credits amounting to $777,000, which are now fully refundable through 2021, have been included in the Consolidated Balance Sheets as a result of this act.  The remaining refundable AMT credit as of December 31, 2018 and 2017 was $592,000 and $611,000, respectively.

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

The components of income tax expense (benefit) are as follows:

In thousands	2018	2017
Current:
Federal	$-	$(777)
State and local	25	-
Foreign	22	26
	$47	$(751)
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax expense (benefit)	$47	$(751)

Loss before income taxes from the United States operations was $4.5 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively.  Loss before income taxes from Canada was $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2018	2017
Statutory federal income tax benefit Rate	21.0%	34.0%
State income taxes, net of federal Benefit	4.2	0.1
Deemed dividend tax of deferred foreign income under the TCJ Act	0.5	(14.3)
AMT credit fully refundable under the TCJ Act	-	21.6
Foreign income taxed at different Rates	(1.1)	(1.9)
Deferred tax asset remeasured under the TCJ Act	-	(48.6)
Deferred tax asset valuation Allowance	(22.6)	30.6
Other	(3.0)	(0.6)
Effective income tax (expense) benefit rate	(1.0)%	20.9%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2018	2017
Deferred income tax asset:
Tax credit carryforwards	$30	$30
Operating loss carryforwards	5,347	4,663
Net pension costs	2,357	2,499
Accruals	(3)	(3)
Allowance for bad debts	467	45
Other	302	302
Valuation allowance	(7,447)	(6,405)
	1,053	1,131
Deferred income tax liability:
Depreciation	425	559
Other	628	572
	1,053	1,131
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $18.9 million, which begin to expire in 2019.  The operating loss carryforwards have been limited by a change in ownership of the Company in 2012 as defined under Section 382 of the Internal Revenue Code.  This change in ownership as of June 26, 2012 had limited our operating loss carryforwards at that point to $295,000 per year aggregating $5.9 million.  Losses in subsequent years have increased the operating loss carryforwards.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2018 and 2017.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2018	2017
Directors fees	$1,148	$1,007
Taxes payable	1,083	972
Deferred revenues	1,000	1,003
Interest payable	731	498
Compensation and employee benefits	636	596
Current portion of pension liability (see Note 14)	623	576
Warranty reserve	405	322
Audit fees	148	165
Other	558	642
	$6,332	$5,781

A summary of the warranty reserve for the years ended December 31, 2018 and 2017 is as follows:

In thousands	2018	2017
Balance at beginning of year	$322	$303
Provisions	307	123
Deductions	(224)	(104)
Balance at end of year	$405	$322

11.  Warrant Issuances

In connection with a Securities Purchase Agreement (“SPA”) with Unilumin, the Company issued the Unilumin Warrant to purchase 5,670,103 shares of the Company’s Common Stock at an exercise price of $0.97 per share.  The exercise price of the Unilumin Warrant would have been automatically adjusted to $0.75 per share if the Company was unable to complete the Rights Offering by June 1, 2019.  The exercise price of the Unilumin Warrant would have been also be decreased to the same price as the exercise price of the rights issued in the Rights Offering if the exercise price of such rights was less than $1.00 per share.  The Unilumin Warrant was exercisable until November 2, 2020, provided that they were mandatorily exercisable upon completion of the Rights Offering if in excess of 91% of the Company’s currently issued and outstanding Preferred Stock converted into Common Stock.  In connection with any such Preferred Stock conversion, Unilumin acknowledged that the conversion price of the Preferred Stock may be decreased, subject to stockholder approval.  If all or a significant portion of the Unilumin Warrant is exercised, Unilumin would own in excess of fifty percent of the Company’s outstanding Common Stock on a fully diluted basis, even if the Rights Offering is completed.  Subsequent to December 31, 2018, the Company completed the Rights Offering and 96.1% of the Series B Convertible Preferred Stock (“SBCPS”) holders converted their shares into Common Stock.  As such, Unilumin fully exercised the Unilumin Warrant for 5,670,103 shares of Common Stock at the exercise price of $0.97 per share, aggregating $5.5 million.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMI Note”), the Company issued SM Investors, L.P. (“SMI”) a three-year warrant to purchase 82,500 shares of Common Stock at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, using the following assumptions: annual volatility of 100.6%, a risk free rate of 2.53%, Common Stock price of $0.74 and no Common Stock dividends.  The calculated fair value was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), the Company issued SMII a three-year warrant to purchase 167,500 shares of Common Stock at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, using the following assumptions: annual volatility of 100.6%, a risk free rate of 2.53%, Common Stock price of $0.74 and no Common Stock dividends.  The calculated fair value was $192,000, and is being treated as a debt discount amortized over the two-year term of the loan.

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line, which was repaid in full prior to 2016.  In connection with the agreement, the Company also issued BFI a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, which expires on April 23, 2020.  The fair value of this warrant at the date of issuance was $21,000.  This warrant does not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they are considered indexed to the Company’s Common Stock and were accounted for as equity in Additional paid-in-capital in the Consolidated Balance Sheets.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  These warrants became fully vested on October 2, 2016 and expired on October 2, 2018.  No expense was recorded in 2017 or 2018 related to these warrants.  These warrants did not include a potential adjustment of the strike price if the Company sells or grants any options or warrants at a price per share less than the strike price of the warrants, so they were considered indexed to the Company’s Common Stock and were accounted for as equity.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2018	2017
8¼% Limited convertible senior subordinated notes due 2012	$387	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	1,440	2,722
Term loans	1,590	790
Term loans – related party	1,000	1,000
Forgivable loan	650	650
Total debt	5,287	5,769
Less deferred financing costs and debt discount	257	206
Net debt	5,030	5,563
Less portion due within one year	3,584	4,029
Net long-term debt	$1,446	$1,534

Payments of long-term debt due for the next five years are:

In thousands	2019	2020	2021	2022	2023	Thereafter
	$3,637	$1,000	$-	$-	$-	$650

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation entered into a credit agreement, as subsequently amended on various dates, the latest being on March 1, 2019 (collectively, the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) as lender.  Under the Credit Agreement, the Company was able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 6.0% (11.50% and 8.50% at December 31, 2018 and 2017, respectively), and (ii) a $1.0 million term loan, at an interest rate of prime plus 6.0% (11.50% and 10.50% at December 31, 2018 and 2017, respectively).  The availability under the revolving loan was calculated based on certain percentages of eligible receivables and inventory.  On November 6, 2018, the Company and CNH agreed to a forbearance agreement which was effective through February 28, 2019, as long as there are no additional defaults under the Credit Agreement.  On March 1, 2019, the effectiveness of the forbearance agreement was extended through April 15, 2019.  Under this agreement, CNH would forbear from exercising its rights and remedies under the Credit Agreement for the specified period subject to the agreed terms and conditions, which include an increase in the interest rate and certain other restrictions.  On April 10, 2019, the Company satisfied the Credit Agreement in full and the Credit Agreement was terminated.

During 2018, the Company made net payments of $1.3 million on the revolving loan and $200,000 on the term loan, of which $1.4 million and $590,000, respectively, was outstanding as of December 31, 2018.  During 2017, the Company had drawn $917,000 on the revolving loan and $600,000 on the term loan, of which $2.7 million and $790,000, respectively, was outstanding as of December 31, 2017.

Interest under the Credit Agreement was payable monthly in arrears.  The Credit Agreement also required the payment of certain fees, including, but not limited to a facility fee, an unused line fee and a collateral management fee.

As of December 31, 2018 and 2017, the Company had outstanding $387,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2018 and 2017, the Company had accrued $298,000 and $266,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company will record a gain on the extinguishment of debt, net of expenses, of $58,000 in 2019.

As of December 31, 2018 and 2017, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2018 and 2017, the Company had accrued $190,000 and $169,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

On June 11, 2018, the Company entered into the SMI Note with SMI, pursuant to which the Company has borrowed $330,000 from SMI at an initial interest rate of 10.00%.  The maturity date of the SMI Note is the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMI a three-year warrant to purchase 82,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.

On June 11, 2018, the Company entered into the SMII Note with SMII, pursuant to which the Company has borrowed $670,000 from SMII at an initial interest rate of 10.00%.  The maturity date of the SMII Note is the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $192,000, and is being treated as a debt discount amortized over the two-year term of the loan.

SMI and SMII agreed to waive their right of payment with respect to the purchase of 1,315,789 shares for $1.5 million in connection with the SPA.

In connection with the SMI Note and the SMII Note, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation, as borrowers, entered into a Waiver, Consent and Ninth Amendment to the Credit Agreement, dated as of June 11, 2018, with CNH, to provide for certain amendments to that certain Credit Agreement with CNH, dated July 12, 2016, to allow for the Company’s entry into the SMI Note and the SMII Note and the security interests granted to SMI and SMII thereunder.

The Company, SMI, SMII and CNH also entered into a Subordination and Intercreditor Agreement (the “SIA”), dated as of June 11, 2018, setting forth CNH’s senior lien position to all collateral of the Company, and the rights of each of CNH, SMI and SMII with respect to the collateral of the Company.  The SIA allows the Company to make payments to SMI and SMII as long as the Company is not in default on the Credit Agreement with CNH.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which is due to mature on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On November 6, 2017, the Company received an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which was due to mature on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  As of December 31, 2018, the entire amount was outstanding.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

On July 28, 2017, the Company entered into a credit agreement with Mr. Arnold Penner, pursuant to which the Company could borrow up to $1.5 million at a loan fee of $35,000, with a maturity date of August 19, 2017.  On October 17, 2017, the Company repaid the balance of the loan and satisfied the agreement in full.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri, which is included in Forgivable loan in the Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (7.50% and 6.50% at December 31, 2018 and 2017, respectively).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.

13.  Stockholders’ Deficit

During 2018 and 2017, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.  In September 2018, the Board of Directors declared a cash dividend of $6.00 per share for each share of SBCPS (aggregating $99,000, which was paid in November 2018).  In April 2018, the Board of Directors declared a stock dividend of 7.6923 shares of Common Stock for each share of SBCPS (aggregating 127,013 common shares, which were issued in May 2018). In the year ended December 31, 2017, the Company declared cash dividends related to the SBCPS of $198,000.  As of December 31, 2018 and 2017, the Company had recorded accumulated unpaid dividends related to SBCPS of $41,000.

The Company was authorized to issue 500,000 shares of preferred stock as of December 31, 2018, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as SBCPS, 16,512 of which were outstanding as of December 31, 2018, and (iii) 32,500 shares were not yet designated.  The SBCPS has a stated price of $200.00 per share and was convertible into 20 shares of Common Stock.  Subsequent to December 31, 2018, the Company filed amendments to increase the authorized shares of preferred stock to 2,500,000 and to increase the conversion rate of the SBCPS to 100 shares of Common Stock.  Also subsequent to December 31, 2018, the holders of 15,864 shares of SBCPS converted their shares into 1,586,400 shares of Common Stock, leaving 648 shares of SBCPS outstanding.  The SBCPS carries a 6.0% cumulative annual dividend, which amounts to $198,000 on an annual basis.  As of November 19, 2018, the shares of SBCPS were subject to mandatory conversion at the Company’s discretion.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 6,260,343 and 402,000 at December 31, 2018 and 2017, respectively.

During 2018 and 2017, certain board members deferred payment of their director fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  No restricted stock was issued in lieu of cash payments for directors’ fees in 2018 or 2017.

Accumulated other comprehensive loss is comprised of approximately $6.5 million and $5.8 million of unrecognized pension costs at December 31, 2018 and 2017, respectively, and $76,000 and $281,000 of unrealized foreign currency translation gains at December 31, 2018 and 2017, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial loss	Foreign currency translation gain (loss)	Total
Balances at January 1, 2017	$(5,722)	$112	$(5,610)
Actuarial loss	(95)	-	(95)
Translation gain	-	169	169
Balances at December 31, 2017	(5,817)	281	(5,536)
Actuarial loss	(653)	-	(653)
Translation loss	-	(205)	(205)
Balances at December 31, 2018	$(6,470)	$76	$(6,394)

14.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there is no service cost for the years ended December 31, 2018 and 2017.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2018 and 2017, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $4.3 million at December 31, 2018.

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension benefit to Pension benefit in the Consolidated Statements of Operations.  The following table presents a summary of the effect for the period ended December 31, 2017:

	As reported	As revised	Effect of change
In thousands
General and administrative expenses	$6,578	$6,613	$35
Operating loss	(2,846)	(2,881)	(35)
Pension benefit	-	(35)	(35)
Loss before income taxes	(2,849)	(2,849)	-

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

At December 31, 2018 and 2017, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2018	2017
Equity and index funds	64.7%	72.0%
Fixed income funds	35.3	28.0
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2018 and 2017:

In thousands	2018	2017
Level 1:
Equity and index funds	$5,593	$7,289
Fixed income funds	3,054	2,841
Total Level 1	8,647	10,130
Level 2	-	-
Level 3	-	-
Total pension plan assets	$8,647	$10,130

The funded status of the plan as of December 31, 2018 and 2017 is as follows:

In thousands	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,320	$13,408
Interest cost	455	466
Actuarial (gain) loss	(908)	1,067
Benefits paid	(902)	(621)
Projected benefit obligation at end of year	12,965	14,320

Change in plan assets:
Fair value of plan assets at beginning of year	10,130	8,984
Actual return on plan assets	(1,002)	1,469
Company contributions	421	298
Benefits paid	(902)	(621)
Fair value of plan assets at end of year	8,647	10,130

Funded status (underfunded)	$(4,318)	$(4,190)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,954	$7,301
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	3.65%	4.17%
Benefit obligations	4.30%	3.66%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2019, the Company expects to amortize $262,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2018 and 2017 was $13.0 million and $14.3 million, respectively.  The minimum required contribution in 2019 is expected to be $623,000, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.7 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.  In March 2010, 2011 and 2013, the Company submitted to the Internal Revenue Service (“IRS”) requests for waivers of the minimum funding standard for its defined benefit pension plan for the 2009, 2010 and 2012 plan years.  The waiver requests were submitted as a result of the economic climate and the business hardship that the Company was experiencing.  The waivers for the 2009, 2010 and 2012 plan years were approved and granted subject to certain conditions and have deferred payment of $285,000, $559,000 and $669,000 of the minimum funding standard for the 2009, 2010 and 2012 plan years, respectively.  As of December 31, 2017, the Company has fully repaid the amounts deferred for each of these waivers.  In 2018, we made $421,000 of the $592,000 of minimum required contributions to the plan.  Subsequent to December 31, 2018, we made a $391,000 contribution to the plan.  At this time, the Company is expecting to make its minimum required $623,000 of contributions remaining for 2019, which includes the balance of the 2018 minimum required contributions; however, there is no assurance that the Company will be able to make any or all such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2019	2020	2021	2022	2023
	$924	$703	$1,165	$705	$845

The following table presents the components of the net periodic pension cost for the years ended December 31, 2018 and 2017:

In thousands	2018	2017
Interest cost	$455	$466
Expected return on plan assets	(787)	(716)
Amortization of net actuarial loss	229	219
Net periodic pension cost (benefit)	$(103)	$(31)

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2018 and 2017:

In thousands	2018	2017
Balance at beginning of year	$7,301	$7,206
Net actuarial loss	882	314
Recognized loss	(229)	(219)
Balance at end of year	$7,954	$7,301

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

On October 5, 2018, the Company granted 20,000 shares of Common Stock to the Company’s Chief Executive Officer.  The closing share price on the date of the grant was $0.49 and there was no vesting period.  The Company recorded compensation expense of $10,000 in 2018.

On December 29, 2017, the Company granted 451,500 shares of Common Stock to certain directors and executive management team members.  The closing share price on the date of the grant was $0.75 and there was no vesting period.  The Company recorded compensation expense of $338,000 in 2017.

The Company has two stock option plans.  As of December 31, 2018, no shares of Common Stock were available for grant under the 2012 Long-Term Incentive Plan and 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plans are as follows:

	Number of Shares			Weighted Average Exercise Price
	Authorized	Granted	Available
Balance January 1, 2017	200,800	-	200,800	N/A
Authorized	-	-	-
Expired	(200,000)	-	(200,000)
Granted	-	-	-
Balance December 31, 2017	800	-	800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2018	800	-	800

Under the 2012 Long-Term Incentive Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  Exercise periods are for ten years from the date of grant and terminate at a stipulated period of time after an employee’s termination of employment.  During 2017, stock grants were awarded, causing the potential for stock options to be terminated.  At December 31, 2018, no options were outstanding or exercisable.  During 2018 and 2017, no options were granted or exercised.

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2018, there were no outstanding options to purchase shares.

As of December 31, 2018, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

16.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2018 and 2017:

In thousands, except per share data	2018	2017
Numerator:
Net loss, as reported	$(4,694)	$(2,849)
Dividends paid on preferred shares	(198)	(198)
Net loss attributable to common shares	$(4,892)	$(3,047)
Denominator:
Weighted average shares outstanding	2,603	1,714
Basic and diluted loss per share	$(1.88)	$(1.78)

At December 31, 2018 and 2017, dividends accumulated on preferred shares totaled $41,000.

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

At December 31, 2018 and 2017, outstanding warrants convertible into 5,680,000 and 52,000 shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

17.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and its Chief Accounting Officer, which expire in October 2020.  At December 31, 2018, the aggregate commitment for future salaries, excluding bonuses, was approximately $788,000.  Contractual salaries expense was $338,000 and $550,000 for the years ended December 31, 2018 and 2017.

Contingencies:  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance.  The Company believes that it has accrued adequate reserves individually and in the aggregate for such legal proceedings.  Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required.  There are no open matters that the Company deems material.

Operating leases:  Certain premises are occupied under operating leases that expire at varying dates through 2023.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease was for a two-year lease period at an annual rental of $158,000.  In 2017, the Company extended the lease for another year at the same rate.  In 2018, the Company extended the lease for yet another year at the same rate.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of $317,000.  Future minimum lease payments due under operating leases at December 31, 2018 aggregating $1.9 million are as follows: $566,000 - 2019, $350,000 – 2020, $342,000 – 2021, $348,000 – 2022 and $309,000 – 2023.  Rent expense was $662,000 and $848,000 for the years ended December 31, 2018 and 2017, respectively.

18.  Related Party Transactions

In addition to the warrant issuances to directors and Unilumin described in Note 11 and the Company’s loans from Carlisle described in Note 12, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $211,000 and $1.9 million of product from Transtech in 2018 and 2017, respectively.  Amounts payable by the Company to Transtech were $305,000 and $149,000 as of December 31, 2018 and 2017, respectively.

On March 4, 2019, Unilumin exercised a portion of the Unilumin Warrant to purchase 2,061,856 shares of our Common Stock, resulting in gross proceeds of $2.0 million.

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.

On April 5, Unilumin exercised the remaining of the Unilumin Warrant to purchase 3,608,247 shares of our Common Stock, resulting in gross proceeds of $3.5 million.

The Company used the proceeds from the Rights Offering and the Unilumin Warrant to satisfy its obligations under its credit and security agreement (“Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”).  The Company also used a portion of the net proceeds for working capital.  As a result of the exercises of the Unilumin Warrant, the Rights Offering and the conversion of the SBCPS to Common Stock, Unilumin now holds 52.2% of the Company’s outstanding Common Stock.

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  Nicholas Fazio and Yang Liu, both directors of the Company, are directors of Unilumin.

As of December 31, 2018, the Company had outstanding payables to certain executive officers aggregating $427,000.

19.  Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision-maker in deciding how to allocate resources and in assessing performance of the business.

The Company evaluates segment performance and allocates resources based upon operating income.  The Company’s operations are managed in two reportable business segments: Digital product sales and Digital product lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital products.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital product sales segment sells equipment and the Digital product lease and maintenance segment leases and maintains equipment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues for 2018 and 2017.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017 were as follows:

In thousands	2018	2017
Revenues:
Digital product sales	$11,958	$22,093
Digital product lease & maintenance	2,441	2,350
Total revenues	$14,399	$24,443
Operating (loss) income:
Digital product sales	$(1,744)	$(149)
Digital product lease & maintenance	1,062	653
Corporate general and administrative expenses	(3,364)	(3,385)
Total operating loss	(4,046)	(2,881)
Interest expense, net	(940)	(708)
Gain (loss) on foreign currency remeasurement	225	(178)
Gain on sale/leaseback transaction	11	132
Pension benefit	103	35
Loss before income taxes	(4,647)	(3,600)
Income tax (expense) benefit	(47)	751
Net loss	$(4,694)	$(2,849)
Assets:
Digital product sales	$7,689	$9,722
Digital product lease & Maintenance	3,054	4,515
Total identifiable assets	10,743	14,237
General corporate	723	747
Total assets	$11,466	$14,984
Depreciation and amortization:
Digital product sales	$234	$176
Digital product lease & Maintenance	706	1,105
General corporate	12	20
Total depreciation and amortization	$952	$1,301
Capital expenditures:
Digital product sales	$140	$190
Digital product lease & Maintenance	-	32
General corporate	-	-
Total capital expenditures	$140	$222

20.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2018 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

As described in the Schedule 14C, the Company received the written consent of the requisite vote, including separate votes by the holders of the Company’s Common Stock and SBCPS, to approve a certificate of amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase the authorized shares of Common Stock to 30,000,000 and the authorized shares of preferred stock, $0.001 par value per share, to 2,500,000 shares.  The Company also received the written consent of the requisite vote to approve an Amended and Restated Certificate of Designations of the SBCPS (the “Certificate of Designations”) with the Delaware Secretary of State to reduce the conversion price of the Company’s SBCPS to $2.00 per share.  The Schedule 14C was mailed to the non-consenting stockholders and filed with the Securities Exchange Commission on January 7, 2019.  The Company was authorized to implement these actions twenty days after the mailing to the non-consenting stockholders of the Company’s Schedule 14C.  Accordingly, the Company filed the Charter Amendment and the Certificate of Designations in Delaware on January 28, 2019.

On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.

On February 21, 2019, 96.1% of our issued and outstanding SBCPS was converted into 1,586,400 shares of Common Stock.

On March 4, 2019, Unilumin exercised a portion of the Unilumin Warrant to purchase 2,061,856 shares of our Common Stock, resulting in gross proceeds of $2.0 million.

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.

On April 5, 2019, Unilumin exercised the remaining portion of the Unilumin Warrant to purchase 3,608,247 shares of our Common Stock, resulting in gross proceeds of $3.5 million.

The Company used the proceeds from the Rights Offering and the Unilumin Warrant to satisfy its obligations under its Credit Agreement with CNH.  The Company also used a portion of the net proceeds for working capital.  As a result of the exercises of the Unilumin Warrant, the Rights Offering and the conversion of the SBCPS to Common Stock, Unilumin now holds 52.2% of the Company’s outstanding Common Stock.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2018.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B.              OTHER INFORMATION

On October 5, 2018, the Company issued 20,000 shares of Common Stock to Alberto Shaio in connection with his new employment agreement as President and Chief Executive Officer.  The closing share price on the date of the grant was $0.49 and there was no vesting period.  The Company recorded compensation expense of $10,000.

On December 29, 2017, the Company granted 451,500 shares of Common Stock to certain directors and executive management team members.  The closing share price on the date of the grant was $0.75 and there was no vesting period.  The Company recorded compensation expense of $338,000.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Marco Elser	60	2020
Nicholas Fazio	39	2020
Alan K. Greene	79	2019
Yang Liu	29	2020
George W. Schiele	87	2020
Alberto Shaio	70	2019
Yaozhong Shi	51	2019
Salvatore J. Zizza	73	2019

Directors:

Marco M. Elser has served as a director of the Company since May 2012. Since 2015, Mr. Elser has served as a partner with Lonsin Capital, a London-based investment banking firm. Since 2014, Mr. Elser also serves on the Board of Directors of Protalex, a Florham Park, NY-based biotechnology company. Mr. Elser previously had been one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company, until May 2017; a partner with AdviCorp Plc, a London-based investment banking firm; served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions, from 1994 to 2001; served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994; was formerly Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company; and was the President of the Harvard Club of Italy until 2014, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984. He received his BA in Economics from Harvard College in 1981. Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Nicholas Fazio was appointed a director of the Company on November 19, 2018.  Mr. Fazio has been Director and Chief Executive Officer of Unilumin USA since 2017.  Previously, he was Senior Product Manager for Christie Digital Systems USA from 2014 to 2017 and Vice President of Engineering of McCann Systems from 1997 to 2014. Mr. Fazio's strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Alan K. Greene has served as an independent director of the Company since October 2013. Currently, Mr. Greene serves on the board of directors of Intellicorp, Inc. (since 2001) and RAVE, Inc. (since 2005). Mr. Greene has previously served as a Partner of Price Waterhouse from 1974 to 1995, acting at various times as Managing Partner for cross border transactions and as National Director of tax services for M&A, and in connection with foreign banks and mutual funds with respect to acquisition and investment strategies. Previously, he was a director of Connecticut Innovations, Inc. from 2005 until 2015, the Connecticut Clean Energy Fund from 2007 until 2011, Metromedia International Group, Inc. from 2007 until 2011, Enduro Medical Technologies LLC from 2005 until 2013 and Greene Rees Technologies, LLC from 1995 until 2013. Mr. Greene has also held prior board positions at Fortistar Capital, Oswego Hydro, Access Shipping and various other public and private companies through the years. Mr. Greene’s experience serving as chairman of various audit committees of many of these organizations and strong aptitude for technologies allow him to provide valuable contributions to the Board.

Yang Liu was appointed a director of the Company on November 19, 2018.  Mr. Liu has been Director of Unilumin Sports since 2016.  Previously, he was Director of Unilumin Visual from 2016 to 2017, Sales Manager of the Unilumin Amsterdam sales office from 2014 to 2016, and Sales Engineer for Unilumin Benelux from 2011 to 2013. Mr. Liu’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

George W. Schiele has served as a director of the Company since December 2009. Mr. Schiele was elected Vice Chairman of the Board (a non-executive position) of the Company on September 28, 2018. He had served as Chairman of the Board (a non-executive position) of the Company since September 29, 2010. Mr. Schiele currently serves as a trust management and private investment officer and has held such positions since 1974. He is also President of ten other private companies, Vice President or Trustee of nine entities and President or Vice President of two Foundations. Mr. Schiele additionally serves as Trustee of ten private trusts from 1974 through the present. Mr. Schiele serves as an officer of two charitable foundations since 1974 and 2006 has been Managing Partner of two investment partnerships since 2008. From 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments. He was also a Director and officer of The Yankee Institute until 2016. Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to make valuable contributions to the Board.

Alberto Shaio was appointed President and Chief Executive Officer of the Company on August 9, 2018 and has served as a director for the Company since October 2, 2013. Previously he was appointed Interim Chief Executive Officer on April 24, 2018 and he served as Chief Operating Officer of the Company from October 6, 2014 until his appointment as President and Chief Executive Officer. Prior thereto, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013 and held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003. Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010. From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Colombia SA), and the Interamerican Investment Group. He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany) and on the Board of Advisors of Scorpion Capital.  Mr. Shaio’s extensive international experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.

Yaozhong Shi became a non-executive employee of the Company on July 22, 2015 and has served as a director since June 2014. Mr. Shi was appointed as a director of the Company pursuant to the terms of that certain SPA dated as of June 27, 2014 between the Company and Transtech LED Company Limited (“Transtech”). Mr. Shi has been an employee of the Company since July 2015. Mr. Shi has over 25 years of experience in the LED industry. Mr. Shi’s contributions to Transtech have resulted in a successful, well-known brand in the LED display total solution industry that provides solutions for multiple indoor & outdoor applications primarily in the media, entertainment and sports sectors. Mr. Shi’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since December 2009 and was elected Chairman of the Board (a non-executive position) of the Company on September 28, 2018. He had served as Vice Chairman of the Board (a non-executive position) of the Company since September 29, 2010. He currently serves as the Chairman of Zizza & Associates, LLC. and of Bethlehem Advanced Materials. Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds. He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds. He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003. Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999. Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012. Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005 and has served as Non Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009. He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009. Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences. Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission.

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held four meetings during 2018.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  The Corporation does not have a formal policy regarding directors’ attendance at annual stockholders’ meetings, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Non-employee directors (other than our Chairman and Vice Chairman) are due to receive an annual fee of $10,000, as well as $1,000 for each meeting of the Board attended in person and $500 for each telephonic meeting attended, while employee directors are not entitled to receive any fees for their attendance to any meetings.  Mr. Salvatore J. Zizza and Mr. George W. Schiele, the Chairman and Vice Chairman, respectively, receive an annual fee of $15,000 each, monthly fees of $3,000 each, $1,500 for each meeting of the Board attended in person and $750 for each telephonic meeting attended.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2018 and 2017, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.

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

Corporate Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions. Mr. Zizza serves as our Chairman and Mr. Shaio serves as our Chief Executive Officer.  We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board. We do not have a lead independent director.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, Greene and Zizza.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held one meeting in 2018.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of said Committee receive a fee of $400 for each meeting of the Committee they attend and the Chairman, Mr. Greene, receives an annual fee of $1,600.

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Schiele and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Schiele and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Schiele and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2018.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Elser, Schiele and Shaio.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2018.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Mr. Shaio and Mr. Shi are employees of the Corporation and therefore have been determined by the Board to fall outside the definition of “independent director.”  Messrs. Elser, Fazio, Greene, Liu, Schiele and Zizza are non-employee directors of the Corporation.  Mr. Elser, via Carlisle Investments, Inc. (“Carlisle”) over which he exercised voting and dispositive power as investment manager, has made loans to the Corporation and therefore has been determined by the Board to fall outside the definition of “independent director.”  The Board of Directors has determined that Messrs. Greene, Schiele and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its two Audit Committee members, Messrs. Greene and Zizza, are “independent directors”.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2018, Nicholas Fazio, Alexandro Gomez, John Hammock, Yang Liu and Unilumin still needed to make their Form 3 filings.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

On September 28, 2018, Trans-Lux Corporation announced the appointment of Alberto Shaio as the Company’s Chief Executive Officer.

On October 22, 2018, Trans-Lux Corporation announced the appointment of Todd Dupee as the Company’s Chief Accounting Officer.

The following executive officers were elected by the Board of Directors for the ensuing year and until their respective successors are elected:

Name	Office	Age
Alberto Shaio	President and Chief Executive Officer	70
Alexandro Gomez	Senior Vice President and Chief Relationship Officer	49
John Hammock	Senior Vice President and Chief Sales & Marketing Officer	56
Todd Dupee	Senior Vice President and Chief Accounting Officer	46

The biographical information for Mr. Shaio is provided at the beginning of Item 10.

Mr. Gomez became Senior Vice President and Chief Relationship Officer of the Corporation on September 28, 2108.  He had been Chief Revenue Officer since he had started with the Company in 2014.  Mr. Gomez previously worked for xclr8 Media from 2011 to 2014, Van Wagner Sports and Entertainment from 2003 to 2011, One-On-One Sports Radio Network from 2000 to 2001, Foot Locker Worldwide from 1998 to 2000 and News Corporation’s Fox Sports and Fox Video from 1992 to 1998.

Mr. Hammock became Senior Vice President and Chief Sales and Marketing Officer of the Corporation on September 28, 2018.  He had been Chief Sales Officer since he had started with the Company in 2016.  Mr. Hammock has extensive experience in international business development and sales with Fortune 500 accounts.  Previously he was an Executive Vice President of Sales & Marketing at Niagara Streaming Media.  Mr. Hammock has held numerous high profile Senior Vice President roles in telecom, software and manufacturing companies including Newbridge Networks, Corvis and Voxpath Networks.  As Vice President of Corvis, his team’s sales efforts were responsible for $238 million during the two-year period preceding a successful $1.6 billion IPO.  He has received numerous President Club and Circle of Excellence awards.

Mr. Dupee became Senior Vice President and Chief Accounting Officer effective October 1, 2018.  He had been Interim Chief Accounting Officer of the Corporation since April 26, 2018 and Vice President of the Corporation since 2009.  He had previously been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer from December 3, 2012 to May 29, 2014) and has been with the Company since 1994.

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

Summary Compensation Table

Annual Compensation

							Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)

						Non-Equity Incentive Plan Compensation ($)
				Stock Awards ($)	Option Awards ($)			All Other Compen-sation ($) (1)
			Bonus ($)						Total ($)
Name and Principal Position	Year	Salary ($)
Alberto Shaio	2018	261,537	-	9,800	-	-	-	3,000	274,337
President and Chief Executive Officer	2017	249,998	-	45,000	-	-	-	-	294,998

Alexandro Gomez	2018	167,767	-	-	-	-	-	-	169,767
Senior Vice President and Chief Revenue Officer	2017	150,003	55,000	18,750	-	-	-	-	223,753

John Hammock	2018	198,833	-	-	-	-	-	-	198,833
Senior Vice President and Chief Sales and Marketing Officer	2017	198,833	-	7,500	-	-	-	-	206,333

Todd Dupee	2018	112,171	-	-	-	-	-	1,000	113,171
Senior Vice President and Chief Accounting Officer	2017	98,877	-	15,000	-	-	-	-	113,877

(1)       See “All Other Compensation” for further details.

All Other Compensation

During 2018 and 2017, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees $)	Other ($)	Total All Other Compensation ($)
Alberto Shaio	2018	-	3,000	3,000
	2017	-	-	-
Alexandro Gomez	2018	-	-	-
	2017	-	-	-
John Hammock	2018	-	-	-
	2017	-	-	-
Todd Dupee	2018	-	1,000	1,000
	2017	-	-	-

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

Defined Benefit Pension Plan

In 2018, the Company made $421,000 of the minimum required $592,000 of contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $275,000 is the legislated annual cap on determining the final average annual salary and $225,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Supplemental Executive Retirement Agreement

In accordance with the former President and Chief Executive Officer’s employment agreement, he was due a supplemental executive retirement payment on July 1, 2010 in the amount of $353,000 plus tax effect of approximately $170,000, but has not yet been paid.

Outstanding Equity Awards at Fiscal Year-End 2018

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2018.

Employment Agreements

The Corporation executed an employment agreement with Alberto Shaio, President and Chief Executive Officer, effective on October 1, 2018.  The initial two-year term expires on October 1, 2020.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Shaio to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Shaio leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.1 of Form 8-K dated October 4, 2018.

The Corporation executed an employment agreement with Todd Dupee, Senior Vice President and Chief Accounting Officer, effective on October 1, 2018.  The initial two-year term expires on October 1, 2020.  The agreement provides for compensation at the annual rate of $150,000 per annum.  The agreement entitles Mr. Dupee to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Dupee leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is merely a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.1 of Form 8-K dated October 26, 2018.

Potential Payments Upon Severance or Change in Control

The following table sets forth the value of the severance benefits each Named Executive Officer would be entitled to receive under their respective employment agreements, as applicable, assuming that a Change in Control and the entitlement to receive Severance Benefits occurred on December 31, 2018 (neither Mr. Gomez nor Mr. Hammock are entitled to any severance benefits):

Severance Benefit Component	Alberto Shaio	Todd Dupee
Base Salary	$300,000	$150,000
Bonus	$—	$—
Value of Benefits	$—	$—
Reduction to Avoid Excise Tax	$—	$—
Equity Awards - Vested and Unvested Accelerated	$—	$—
Total	$300,000	$150,000

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

Compensation of Directors

The following table represents director compensation for 2018:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jean-Marc Allain (1)	2018	-	-	-	-	-	-	-
Marco Elser	2018	12,400	-	-	-	-	-	12,400
Nicholas Fazio (2)	2018	1,667	-	-	-	-	-	1,667
Alan K. Greene	2018	15,600	-	-	-	-	-	15,600
Yang Liu (2)	2018	1,667	-	-	-	-	-	1,667
Ryan Morris (3)	2018	-	-	-	-	-	-	-
George W. Schiele	2018	54,000	-	-	-	-	-	54,000
Alberto Shaio	2018	-	-	-	-	-	-	-
Yaozhong Shi	2018	-	-	-	-	-	-	-
Salvatore J. Zizza	2018	58,400	-	-	-	-	-	58,400

(1)             Mr. Allain resigned from the Board on August 20, 2018.

(2)             Mr. Fazio and Mr. Liu were appointed to the Board on November 17, 2018.

(3)             Mr. Morris resigned from the Board on March 30, 2018.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 12, 2019 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Unilumin North America Inc.	6,985,892	(1)	52.2
254 West 31st Street
New York, NY 10001

Gabelli Funds, LLC	4,288,935	(2)	32.1
GAMCO Asset Management Inc.
Teton Advisors, Inc
One Corporate Center
Rye, NY 10580-1434

Transtech LED Company Limited	333,333	(3)	2.5
Unit 27, 13/F Shing Yip Industrial Building
19-21 Shing Yip Street, Kwun Tong, Kowloon, Hong Kong

Non-Employee Directors:
Marco Elser	241,189	(4)	1.8
Nicholas Fazio	-		*
Alan K. Greene	105,742		*
Yang Liu	-		*
George W. Schiele	168,210		1.3
Yaozhong Shi	335,333	(5)	2.5
Salvatore J. Zizza	125,000	(6)	*

Named Executive Officers:
Alberto Shaio	175,471		1.3
Alexandro Gomez	25,000		*
John Hammock	10,000		*
Todd Dupee	40,000		*
All directors and executive officers as a group	1,225,945		9.2

*Represents less than 1% of total number of outstanding shares.

(1)             Based on Schedule 13D, as amended, dated April 15, 2019 by Unilumin.

(2)             Based on Schedule 13D, as amended, dated April 12, 2019 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment, Gabelli Funds, LLC beneficially owns 3,252,341 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 76,710 shares of Common Stock and Teton Advisors, Inc. beneficially owns 959,884 shares of Common Stock.

(3)             Based on a Schedule 13D filed November 13, 2015.  Mr. Shi, a director of the Corporation, is a director of Transtech.

(4)             The amount includes 190,244 shares of Common Stock owned by Carlisle, Elser & Co. and Advicorp plc, of which Mr. Elser exercises voting and dispositive power as investment manager.

(5)             Based on a Schedule 13D filed November 13, 2015.  The amount includes 333,333 shares of Common Stock owned by Transtech.  Mr. Shi is a director of Transtech.

(6)             Mr. Zizza disclaims any interest in the shares set forth in footnote 1 above.

Equity Compensation Plan Information
December 31, 2018	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	800

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

For a description of the Company’s agreement with Unilumin, please see “Business – Recent Developments.”

Yaozhong Shi, a director of the Company, is the Chairman of Transtech, which is one of our primary LED suppliers.  The Company purchased $211,000 and $1.9 million of product from Transtech in 2018 and 2017, respectively, at prices that approximate fair market value.  Amounts payable by the Company to Transtech were $305,000 and $149,000 as of December 31, 2018 and 2017, respectively.

On June 30, 2016, the Company entered into a one-year Trademark Licensing Agreement with Transtech, pursuant to which Transtech paid the Company $72,500 upon signing the agreement and will pay the Company a 3% royalty on any equipment sold using the Company’s trademark. There were no such sales in 2018 or 2017.

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

As of December 31, 2018, the Company had outstanding payables to certain executive officers aggregating $427,000.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) have served as our independent registered public accounting firm since December 8, 2015, when the Audit Committee of the Company’s Board of Directors approved their engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2015.  The Audit Committee of the Board of Directors has appointed Marcum as our independent registered public accounting firm for the year ending December 31, 2019.  The proposal to appoint Marcum as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.

There are no disagreements between management and Marcum regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum for 2018 and 2017 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $215,000 in 2018 and $210,000 in 2017.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2018 or 2017.

Tax Fees:  Marcum did not provide any tax services in 2018 or 2017.

All Other Fees:  Marcum did not provide any non-audit services in 2018 or 2017.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2018

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2              Financial Statement Schedules:  Not applicable.

3              Exhibits:

3(a)         Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K dated July 2, 2012).

  (b)         Amendment to Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 9, 2019).

  (c)         Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 9, 2012).

  (d)         Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of Form 8-K dated October 14, 2015).

  (e)         Amendment to Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of Form 8-K filed February 4, 2019).

4(a)         Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of Schedule 13E-4 Amendment No. 2 filed December 23, 1994).

 (b)          Indenture dated as of March 1, 2004 (form of said indenture is incorporated by reference to Exhibit 12(d) of Schedule TO filed March 2, 2004).

10.1 **  Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2 **  Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3        Amended and Restated Pension Plan dated January 1, 2016 (incorporated by reference to Exhibit 10.3 of Form 10-K filed March 29, 2016).

10.4 **  Supplemental Executive Retirement Plan with Michael R. Mulcahy dated January 1, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009).

10.5 **  Employment agreement with Alberto Shaio dated October 1, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 4, 2018).

10.6 **  Employment agreement with Todd Dupee dated October 22, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 26, 2018).

10.7 **  Separation agreement and general release with Jean-Marc Allain dated effective July 13, 2018 (incorporated by reference to Exhibit 10.3 of Form 10-Q filed November 9, 2018)

10.8 **  Trans-Lux Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed July 2, 2012).

10.9        Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.10      Trademark licensing agreement effective as of June 30, 2016 by and between the Company as Licensor and Transtech LED Company Limited as Licensee (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 12, 2016).

10.11      Credit and Security Agreement (“Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) (formerly known as SCM Specialty Finance Opportunities Fund, L.P.) dated as of July 12, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 13, 2016).

10.12      First Amendment to Credit Agreement with CNH dated as of September 8, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 12, 2016).

10.13      Second Amendment to Credit Agreement with CNH dated as of February 14, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2017).

10.14      Third Amendment to Credit Agreement with CNH dated as of March 28, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 29, 2017).

10.15      Fourth Amendment to Credit Agreement with CNH dated as of July 28, 2017 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 2, 2017).

10.16      Fifth Amendment to Credit Agreement with CNH dated as of October 10, 2017 (incorporated by reference to Exhibit 10.4 of Form 10-Q filed November 9, 2017).

10.17      Sixth Amendment to Credit Agreement with CNH dated as of November 9, 2017 (incorporated by reference to Exhibit 10.7 of Form 10-Q filed November 9, 2017).

10.18      Seventh Amendment to Credit Agreement with CNH dated as of November 16, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 20, 2017).

10.19      Eighth Amendment to Credit Agreement with CNH dated as of March 14, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 16, 2018).

10.20      Waiver, Consent and Ninth Amendment to Credit Agreement with CNH dated as of June 11, 2018 (incorporated by reference to Exhibit 10.3 of Form 8-K filed June 15, 2018).

10.21      Forbearance Agreement to Credit Agreement with CNH dated as of November 7, 2018, (incorporated by reference to Exhibit 10.4 of Form 10-Q filed November 9, 2018).

10.22      Forbearance Agreement to Credit Agreement with CNH dated as of March 1, 2019, (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 6, 2019).

10.23      Subordinated Secured Promissory Note between Trans-Lux Corporation and SM Investors, L.P. dated as of June 11, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 15, 2018).

10.24      Subordinated Secured Promissory Note between Trans-Lux Corporation and SM Investors II, L.P. dated as of June 11, 2018 (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 15, 2018).

10.25      Subordination and Intercreditor Agreement, dated as of June 11, 2018, by and between CNH, SM Investors, L.P. and SM Investors II, L.P. (incorporated by reference to Exhibit 10.4 of Form 8-K filed June 15, 2018).

10.26      Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.27      Mutual Lien Intercreditor Agreement by and between CNH and Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed November 9, 2017).

10.28      Securities Purchase Agreement (“SPA”) dated as of November 2, 2018 by and between the Company and Unilumin (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8, 2018).

10.29      Warrant, dated as of November 2, 2018, issued to Unilumin (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 8, 2018).

10.30      Side Letter, dated as of March 4, 2019, to the SPA by and between the Company and Unilumin (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 6, 2019).

21           List of Subsidiaries, filed herewith.

31.1        Certification of Alberto Shaio, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2        Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1        Certification of Alberto Shaio, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2        Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

	By:	/s/ Alberto Shaio
Alberto Shaio
President & Chief Executive Officer

	By:	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Dated: April 15, 2019

Trans-Lux Corporation, and each of the undersigned, do hereby appoint Alberto Shaio and Todd Dupee, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	April 15, 2019
Salvatore J. Zizza, Chairman of the Board

/s/ George W. Schiele	April 15, 2019
George W. Schiele, Vice Chairman of the Board

/s/ Marco Elser	April 15, 2019
Marco Elser, Director

/s/ Nicholas Fazio	April 15, 2019
Nicholas Fazio, Director

/s/ Alan K. Greene	April 15, 2019
Alan K. Greene, Director

/s/ Yang Liu	April 15, 2019
Yang Liu, Director

/s/ Alberto Shaio	April 15, 2019
Alberto Shaio, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Yaozhong Shi	April 15, 2019
Yaozhong Shi, Director

/s/ Todd Dupee	April 15, 2019
Todd Dupee, Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)