Form 10-Q
period 2019-03-31
TRANS LUX Corp
filed 2019-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer X	Emerging growth company ___	Smaller reporting company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

    Date                                                              Class                                                  Shares Outstanding

5/14/19                                     Common Stock - $0.001 Par Value                                  13,381,476

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31 2019	December 31 2018
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$431	$723
Receivables, net	2,429	2,271
Inventories	2,062	2,201
Prepaids and other assets	519	417
Total current assets	5,441	5,612
Long-term assets:
Rental equipment, net	1,204	1,310
Property, plant and equipment, net	2,128	2,180
Right of use assets	1,373	-
Goodwill	744	744
Restricted cash	900	900
Other assets	720	720
Total long-term assets	7,069	5,854
TOTAL ASSETS	$12,510	$11,466
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,197	$3,728
Accrued liabilities	6,751	6,332
Current portion of long-term debt	1,094	2,584
Current portion of long-term debt - related party	1,000	1,000
Current lease liabilities	353	-
Customer deposits	246	432
Total current liabilities	12,641	14,076
Long-term liabilities:
Long-term debt, less current portion	1,482	1,446
Long-term lease liabilities	1,054	-
Deferred pension liability and other	3,641	3,708
Total long-term liabilities	6,177	5,154
Total liabilities	18,818	19,230
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2019 and 2018	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 648 in 2019 and 16,512 in 2018 (liquidation preference $141,000)	130	3,302
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 7,301,069 in 2019 and 3,652,813 in 2018; shares outstanding: 7,273,229 in 2019 and 3,624,973 in 2018	7	4
Additional paid-in-capital	35,238	30,069
Accumulated deficit	(32,278)	(31,682)
Accumulated other comprehensive loss	(6,342)	(6,394)
Treasury stock - at cost - 27,840 common shares in 2019 and 2018	(3,063)	(3,063)
Total stockholders' deficit	(6,308)	(7,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,510	$11,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2019	2018
Revenues:
Digital product sales	$3,091	$3,948
Digital product lease and maintenance	508	587
Total revenues	3,599	4,535

Cost of revenues:
Cost of digital product sales	2,522	2,787
Cost of digital product lease and maintenance	209	256
Total cost of revenues	2,731	3,043

Gross profit	868	1,492
General and administrative expenses	(1,107)	(1,353)
Operating (loss) income	(239)	139
Interest expense, net	(255)	(196)
(Loss) gain on foreign currency remeasurement	(57)	72
Gain on extinguishment of debt	52	-
Gain on sale/leaseback transaction	-	11
Pension (expense) benefit	(18)	34
(Loss) income before income taxes	(517)	60
Income tax expense	(6)	-
Net (loss) income	$(523)	$60

(Loss) income per share - basic and diluted	$(0.11)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended March 31

In thousands	2019	2018
Net (loss) income	$(523)	$60
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	52	(67)
Total other comprehensive income (loss), net of tax	52	(67)
Comprehensive loss	$(471)	$(7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
In thousands, except share data For the periods ended Mar 31, 2019 and 2018	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Amt	Shares	Amt	Shares	Amt
Balance January 1, 2018	-	$-	16,512	$3,302	2,190,011	$2	$28,273	$(26,889)	$(5,536)	$(3,063)	(3,911)
Net income	-	-	-	-	-	-	-	60	-	-	60
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(67)	-	(67)
Balance March 31, 2018	-	$-	16,512	$3,302	2,190,011	$2	$28,273	$(26,829)	$(5,603)	$(3,063)	$(3,918)

Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	(7,764)
Net loss	-	-	-	-	-	-	-	(523)	-	-	(523)
Preferred stock converted to Common Stock	-	-	(15,864)	(3,172)	1,586,400	1	3,171	-	-	-	-
Exercise of warrants	-	-	-	-	2,061,856	2	1,998	-	-	-	2,000
Dividends declared on preferred stock	-	-	-	-	-	-	-	(73)	-	-	(73)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	52	-	52
Balance March 31, 2019	-	$-	648	$130	7,301,069	$7	$35,238	$(32,278)	$(6,342)	$(3,063)	$(6,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	3 Months Ended March 31

In thousands	2019	2018
Cash flows from operating activities
Net (loss) income	$(523)	$60
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	160	248
Amortization of right of use assets	90	-
Amortization of gain on sale/leaseback transaction	-	(11)
Amortization of deferred financing fees and debt discount	63	34
Gain on extinguishment of debt	(52)	-
Loss (gain) on foreign currency remeasurement	57	(72)
Bad debt expense	(51)	(32)
Changes in operating assets and liabilities:
Accounts receivable, net	(106)	(114)
Inventories	139	290
Prepaids and other assets	(102)	558
Accounts payable	(531)	(246)
Accrued liabilities	441	244
Operating lease liabilities	(88)	-
Customer deposits	(186)	(527)
Deferred pension liability and other	(114)	(28)
Net cash (used in) provided by operating activities	(803)	404
Cash flows from investing activities
Purchases of property, plant and equipment	(2)	(133)
Net cash used in investing activities	(2)	(133)
Cash flows from financing activities
Proceeds from warrant exercise	2,000	-
Payments of long-term debt	(1,489)	(705)
Payments for fees on extinguishment of debt	3	-
Net cash provided by (used in) financing activities	514	(705)
Effect of exchange rate changes	(1)	-
Net decrease in cash, cash equivalents and restricted cash	(292)	(434)
Cash, cash equivalents and restricted cash at beginning of year	1,623	1,909
Cash, cash equivalents and restricted cash at end of period	$1,331	$1,475
Supplemental disclosure of cash flow information:
Interest paid	$130	$151
Income taxes paid	22	26
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$3,172	$-
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$431	$525
Long-term assets
Restricted cash	900	950
Cash, cash equivalents and restricted cash at end of period	$1,331	$1,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Condensed Consolidated Balance Sheet at December 31, 2018 is derived from the December 31, 2018 audited financial statements.

The following new accounting pronouncements were adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a lease liability representing a lessee's obligation to make lease payments arising from a lease and a right of use (“ROU”) asset representing the lessee's right to use, or control the use of, a specified asset for the lease term.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and an ROU asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted this standard effective January 1, 2019 using the modified retrospective method in the period of adoption.  The adoption of the standard had a material impact to our Condensed Consolidated Balance Sheets for the recognition of certain operating leases as ROU assets of approximately $1,463,000, long-term lease liabilities of $1,127,000 and current lease liabilities of $368,000, but did not have a material impact on our Condensed Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders’ Deficit or Cash Flows.  We have analyzed our leases, implemented systems, developed processes and internal controls and updated our accounting policies to comply with the standard's adoption requirements.  The Company's rental revenue agreements were accounted for under previous lease accounting standards through December 31, 2018 and are accounted for within the scope of Topic 842 following our adoption on January 1, 2019.  Topic 842 does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.  See Note 9 – Leases for further details.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees.  The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options.  As required by this standard, the Company adopted ASU 2018-07 on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the three months ended March 31, 2019 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 15, 2019.

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

Note 2 – Liquidity

The Company has incurred significant recurring losses and has a significant working capital deficiency.  The Company incurred a net loss of $523,000 in the three months ended March 31, 2019 and had a working capital deficiency of $7.2 million as of March 31, 2019.

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

Subsequent to March 31, 2019, the Company received aggregate proceeds of $6.0 million from (i) a rights offering to current shareholders resulting in gross proceeds of $2.5 million (the “Rights Offering”) and (ii) the exercise of the remaining $3.5 million warrant (the “Unilumin Warrant”) issued to Unilumin North America Inc. (“Unilumin”).  Of the proceeds received subsequent to March 31, 2019, a portion has been used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.  Certain directors deferred the timing of payments owed to them related to directors’ fees and current portion of long-term debt beyond one year.  In addition, a stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements within one year from the date of issuance of this Form 10-Q.  The Company continually evaluates the need and availability of long-term capital, including replacing the Credit Agreement (hereinafter defined), in order to meet its cash requirements and fund potential new opportunities.

Note 3 – Revenue Recognition

Under the revenue recognition guidance provided by ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of this standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of this standard, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  Sales tax, value added tax and other taxes collected on behalf of third parties are excluded from revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of March 31, 2019.

In March 2016, the FASB issued updated lease accounting guidance ("Topic 842"), as explained further in Note 9 – Leases.  We adopted Topic 842 on January 1, 2019.  Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018.  There were no significant changes to our revenue accounting upon adoption of Topic 842.

We recognize revenue in accordance with two different accounting standards: 1) Topic 606 and 2) Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2019 and 2018, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2019	March 31, 2018
Digital product sales:
Catalog and small customized products	$3,091	$2,948
Large customized products	-	1,000
Subtotal	3,091	3,948
Digital product lease and maintenance:
Operating leases	292	327
Maintenance agreements	216	260
Subtotal	508	587
Total	$3,599	$4,535

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

Digital Product Lease and Maintenance

Digital product lease revenues represent revenues from leasing equipment that we own.  We do not generally provide an option for the lessee to purchase the rented equipment at the end of the lease and do not generate material revenue from sales of equipment under such options.  Our lease revenues do not include material amounts of variable payments.  Digital product maintenance revenues represent revenues from maintenance agreements for equipment that we do not own.  Lease and maintenance contracts generally run for periods of one month to 10 years.  A contract entered into by the Company with a customer may contain both lease and maintenance services (either or both services may be agreed upon based on the individual customer contract).  Maintenance services may consist of providing labor, parts and software maintenance as may be required to maintain the customer’s equipment in proper operating condition at the customer’s service location.  The Company concluded the lease and maintenance services represent a series of distinct services and the most representative method for measuring progress towards satisfying the performance obligation of these services is the input method.  Additionally, maintenance services require the Company to “stand ready” to provide support to the customer when and if needed.  As there is no discernable pattern of efforts other than evenly over the lease and maintenance terms, the Company will recognize revenue straight-line over the lease and maintenance terms of service.

The Company has an enforceable right to payment for performance completed to date, as evidenced by the requirement that the customer pay upfront for each month of services. Lease and maintenance service amounts billed ahead of revenue recognition are recorded in deferred revenue and are included in accrued liabilities in the Condensed Consolidated Financial Statements.

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2019, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2027 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $2,167,000 are as follows:  $648,000 – remainder of 2019, $951,000 – 2020, $328,000 – 2021, $132,000 – 2022, $68,000 – 2023 and $40,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2019 and December 31, 2018, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2019	December 31, 2018
Gross receivables	$3,943	$4,067
Allowance for bad debts	1,514	1,796
Net receivables	2,429	2,271
Contract liabilities	906	465

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2019	March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$263	$721
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $3.0 million and digital product lease and maintenance was $2.2 million.  The Company expects to recognize revenue on approximately 84%, 13% and 3% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

Costs to Obtain or Fulfill a Customer Contract

Prior to the adoption of ASU 2014-09, the Company expensed incremental commissions paid to sales representatives for obtaining customer contracts.  Under ASU 2014-09, the Company currently capitalizes these incremental costs of obtaining customer contracts.  Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate.  Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in General and administrative expenses.

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

Note 4 – Inventories

Inventories consist of the following:

	March, 31 2019	December, 31 2018
In thousands
Raw materials	$985	$1,178
Work-in-progress	805	626
Finished goods	272	397
	$2,062	$2,201

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March, 31 2019	December, 31 2018
In thousands
Rental equipment	$7,109	$7,109
Less accumulated depreciation	5,905	5,799
Net rental equipment	$1,204	$1,310

Depreciation expense for rental equipment for the three months ended March 31, 2019 and 2018 was $106,000 and $176,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	March, 31 2019	December, 31 2018
In thousands
Machinery, fixtures and equipment	$2,693	$2,691
Leaseholds and improvements	12	12
	2,705	2,703
Less accumulated depreciation	577	523
Net property, plant and equipment	$2,128	$2,180

Machinery, fixtures and equipment having a net book value of $2.1 million at March 31, 2019 and $2.2 million at December 31, 2018 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2019 and 2018 was $54,000 and $72,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March, 31 2019	December, 31 2018
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$352	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	8	1,440
Term loans	1,540	1,590
Term loans - related party	1,000	1,000
Forgivable loan	650	650
Total debt	3,770	5,287
Less deferred financing costs	194	257
Net debt	3,576	5,030
Less portion due within one year	2,094	3,584
Net long-term debt	$1,482	$1,446

On July 12, 2016, the Company and its wholly-owned subsidiaries Trans-Lux Display Corporation, Trans-Lux Midwest Corporation and Trans-Lux Energy Corporation entered into a credit agreement, as subsequently amended on various dates, the latest being on March 1, 2019 (collectively, the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) as lender.  Under the Credit Agreement, the Company was able to borrow up to an aggregate of $4.0 million, which includes (i) up to $3.0 million of a revolving loan, at an interest rate of prime plus 9.0% (14.50% and 11.50% at March 31, 2019 and December 31, 2018, respectively), and (ii) a $1.0 million term loan, at an interest rate of prime plus 11.0% (16.50% and 11.50% at March 31, 2019 and December 31, 2018, respectively).  The availability under the revolving loan was calculated based on certain percentages of eligible receivables and inventory.  On November 6, 2018, the Company and CNH agreed to a forbearance agreement which was effective through February 28, 2019, as long as there were no additional defaults under the Credit Agreement.  On March 1, 2019, the effectiveness of the forbearance agreement was extended through April 15, 2019.  Under this agreement, CNH would forbear from exercising its rights and remedies under the Credit Agreement for the specified period subject to the agreed terms and conditions, which include an increase in the interest rate and certain other restrictions.  During the three months ended March 31, 2019, the Company made net payments of $1.4 million on the revolving loan and $50,000 on the term loan, leaving $8,000 and $540,000, respectively, outstanding as of March 31, 2019.  On April 10, 2019, the Company satisfied the Credit Agreement in full and the Credit Agreement was terminated.

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMI Note”) with SM Investors, L.P. (“SMI”), pursuant to which the Company borrowed $330,000 from SMI at an interest rate of 12.00%.  The maturity date of the SMI Note was the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMI a three-year warrant to purchase 82,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and is being treated as a debt discount amortized over the two-year term of the loan.  Subsequent to March 31, 2019, the Company satisfied the SMI Note in full.

On June 11, 2018, the Company entered into another Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), pursuant to which the Company borrowed $670,000 from SMII at an interest rate of 12.00%.  The maturity date of the SMII Note was the earlier of June 11, 2020 or the Company’s completion of an additional financing package of at least $1 million.  The Company also issued SMII a three-year warrant to purchase 167,500 shares of the Company at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $192,000, and is being treated as a debt discount amortized over the two-year term of the loan.  Subsequent to March 31, 2019, the Company satisfied the SMII Note in full.

On April 27, 2016, the Company received a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of March 31, 2019, the entire amount was outstanding and is included in current portion of long-term debt – current portion in the Condensed Consolidated Balance Sheets.  Carlisle has agreed to not demand payment on the loan through at least May 16, 2020.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

On November 6, 2017, the Company received an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of March 31, 2019, the entire amount was outstanding and is included in current portion of long-term debt – current portion in the Condensed Consolidated Balance Sheets.  Carlisle has agreed to not demand payment on the loan through at least May 16, 2020.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2019 and December 31, 2018, the Company had outstanding $352,000 and $387,000, respectively, of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in 2019.  As of March 31, 2019 and December 31, 2018, the Company had accrued $278,000 and $298,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2019 and December 31, 2018, the Company had outstanding $220,000 of 9½% Subordinated debentures due 2012 (the “Debentures”).  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2019 and December 31, 2018, the Company had accrued $195,000 and $190,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (7.50% at March 31, 2019).  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.  As of the March 31, 2019 measurement date, the Company has not yet attained the appropriate employment levels and has requested an additional extension from the City of Hazelwood.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2019	2018
Interest cost	$125	$113
Expected return on plan assets	(172)	(203)
Amortization of net actuarial loss	65	56
Net periodic pension expense (benefit)	$18	$(34)

As of March 31, 2019 and 2018, the Company had recorded a current pension liability of $709,000 and $669,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.6 million and $3.5 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2019 is expected to be $623,000, of which the Company contributed $391,000 subsequent to March 31, 2019.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2019.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

Operating leases result in the recognition of ROU assets and lease liabilities on the Condensed Consolidated Balance Sheets.  ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments.  Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more.  Lease expense is recognized on a straight-line basis over the lease term.  Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets.  The primary leases we enter into with initial terms of 12 months or less are for equipment.

Supplemental information regarding leases:

March 31 2019
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,373
Current lease liabilities	353
Non-current lease liabilities	1,054
Total lease liabilities	1,407
Weighted average remaining lease term (years)	3.3
Weighted average discount rate	9.0%
Future minimum lease payments:
2019	$367
2020	336
2021	342
2022	348
2023	295
Thereafter	-
Total	1,688
Less: Imputed interest	281
Total lease liabilities	1,407
Less: Current lease liabilities	353
Long-term lease liabilities	$1,054

Supplemental cash flow information regarding leases:

For the three months ended March 31, 2019
In thousands
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$122
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	162

Total operating lease expense and short-term lease expense was $125,000 and $32,000, respectively, for the three months ended March 31, 2019.

Note 10 – (Loss) Earnings Per Share

The following table presents the calculation of (loss) income per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
In thousands, except per share data	2019	2018
Numerator:
Net (loss) income, as reported	$(523)	$60
Change in dividends accumulated on preferred shares	(35)	(49)
Net (loss) income attributable to common shares	$(558)	$11
Denominator:
Weighted average shares outstanding	4,975	2,162
Basic and diluted (loss) income per share	$(0.11)	$0.01

Basic (loss) income per common share is computed by dividing net (loss) income attributable to common shares by the weighted average number of common shares outstanding for the period.  Diluted (loss) income per common share is computed by dividing net (loss) income attributable to common shares, by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.

At March 31, 2019 and 2018, the Company had accumulated unpaid dividends of $84,000 and $91,000, respectively, related to the Series B Convertible Preferred Stock (“SBCPS”).

For each holder of SBCPS that converted their shares into Common Stock in March 2019, the Company declared a dividend of $4.60 per share of SBCPS on March 29, 2019, aggregating $73,000, which was distributed to these former holders of the SBCPS on April 2, 2019.

As of March 31, 2019, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of diluted (loss) income per share because their exercise price was less than the average stock price for the period so their inclusion was dilutive.  As of March 31, 2019 and 2018, the Company had other warrants to purchase 3,618,247 and 52,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted (loss) income per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  Warrants to purchase 3,608,247 shares were exercised subsequent to March 31, 2019.  The remaining warrants to purchase 10,000 shares could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

As of March 31, 2019 and 2018, the Company had 648 and 16,512 shares, respectively, of SBCPS outstanding, which were convertible into 64,800 and 330,240 shares of Common Stock, none of which were used in the calculation of diluted (loss) income per share because their conversion price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  These shares of SBCPS could be dilutive in the future if the average share price increases and is greater than the purchase price of these shares of SBCPS.

Note 11 – Contingencies

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

Note 12 – Related Party Transactions

In addition to the Company’s loans from Carlisle described in Note 7, the Company has the following related party transactions:

Yaozhong Shi, a director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our LED suppliers.  The Company purchased $11,000 and $63,000 of product from Transtech in the three months ended March 31, 2019 and 2018, respectively.  Amounts payable by the Company to Transtech were $316,000 and $305,000 as of March 31, 2019 and December 31, 2018, respectively.

On March 4, 2019, 96.1% of our issued and outstanding SBCPS holders converted their SBCPS into 1,586,400 shares of Common Stock.  Such amount included shares of SBCPS held by a greater than 5% stockholder of the Company and certain directors of the Company.

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant and the Company issued 2,061,856 shares of Common Stock, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant and the Company issued 3,618,247, raising an aggregate of $5.5 million for the Company.  Nicholas Fazio and Yang Liu, both directors of the Company, are directors of Unilumin.

As of March 31, 2019 and December 31, 2018, the Company had outstanding payables to certain executive officers aggregating $411,000 and $427,000, respectively.

Note 13 – Business Segment Data

Operating segments are based on the Company’s business components about which separate financial information is available and are evaluated regularly by the Company’s chief operating decision makers in deciding how to allocate resources and in assessing performance of the business.

The Company evaluates segment performance and allocates resources based upon operating income (loss). The Company’s operations are managed in two reportable business segments: Digital product sales and Digital product lease and maintenance.  Both design and produce large-scale, multi-color, real-time digital displays.  Both operating segments are conducted on a global basis, primarily through operations in the United States.  The Company also has operations in Canada.  The Digital product sales segment sells equipment and the Digital product lease and maintenance segment leases and maintains equipment.  Corporate general and administrative items relate to costs that are not directly identifiable with a segment.  There are no intersegment sales.

Foreign revenues represent less than 10% of the Company’s revenues in 2019 and 2018.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31
In thousands	2019	2018
Revenues:
Digital product sales	$3,091	$3,948
Digital product lease and maintenance	508	587
Total revenues	$3,599	$4,535
Operating (loss) income:
Digital product sales	$116	$560
Digital product lease and maintenance	258	290
Corporate general and administrative expenses	(613)	(711)
Total operating (loss) income	(239)	139
Interest expense, net	(255)	(196)
(Loss) gain on foreign currency remeasurement	(57)	72
Gain on extinguishment of debt	52	-
Gain on sale leaseback transaction	-	11
Pension (expense) benefit	(18)	34
(Loss) income before income taxes	(517)	60
Income tax expense	(6)	-
Net (loss) income	$(523)	$60
	March 31 2019	December 31 2018

Assets
Digital product sales	$7,606	$7,689
Digital product lease and maintenance	4,473	3,054
Total identifiable assets	12,079	10,743
General corporate	431	723
Total assets	$12,510	$11,466

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2019 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million and issued 2,500,000 shares of Common Stock.

On April 5, 2019, Unilumin exercised the remaining portion of the Unilumin Warrant to purchase 3,608,247 shares of our Common Stock, resulting in gross proceeds of $3.5 million.

Of the proceeds received subsequent to March 31, 2019, a portion has been used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.

As a result of the exercises of the Unilumin Warrant, the Rights Offering and the conversion of the SBCPS to Common Stock, Unilumin now holds 52.2% of the Company’s outstanding Common Stock.

In April 2018, the Company paid an aggregate dividend of $73,000 to the holders of SBCPS who converted their SBCPS into Common Stock.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
In thousands, except percentages	2019		2018
Revenues:
Digital product sales	$3,091	85.9%	$3,948	87.1%
Digital product lease and maintenance	508	14.1%	587	12.9%
Total revenues	3,599	100.0%	4,535	100.0%
Cost of revenues:
Cost of digital product sales	2,522	70.1%	2,787	61.5%
Cost of digital product lease and maintenance	209	5.8%	256	5.6%
Total cost of revenues	2,731	75.9%	3,043	67.1%
Gross profit	868	24.1%	1,492	32.9%
General and administrative expenses	(1,107)	(30.7)%	(1,353)	(29.8)%
Operating income (loss)	(239)	(6.6)%	139	3.1%
Interest expense, net	(255)	(7.1)%	(196)	(4.3)%
(Loss) gain on foreign currency remeasurement	(57)	(1.6)%	72	1.6%
Gain on extinguishment of debt	52	1.4%	-	-%
Gain on sale/leaseback transaction	-	-%	11	0.2%
Pension (expense) benefit	(18)	(0.5)%	34	0.7%
(Loss) income before income taxes	(517)	(14.4)%	60	1.3%
Income tax expense	(6)	(0.1)%	-	-%
Net (loss) income	$(523)	(14.5)%	$60	1.3%

Total revenues for the three months ended March 31, 2019 decreased $936,000 or 20.6% to $3.6 million from $4.5 million for the three months ended March 31, 2018, primarily due to decreases in consulting services and Digital product lease and maintenance.

Digital product sales revenues decreased $857,000 or 21.7%, primarily due to a decrease in consulting services.  Consulting services represented $1.0 million of revenue from one customer in 2018 for planning services related to a potential larger project which has not yet commenced.  There were no such projects in the same period in 2019.

Digital product lease and maintenance revenues decreased $79,000 or 13.5%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating (loss) income for the three months ended March 31, 2019 decreased $378,000 to a loss of $239,000 from income of $139,000 for the three months ended March 31, 2018, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues, offset by a reduction in general and administrative expenses.  Without the consulting revenues in 2018, the total operating loss in 2019 would have decreased $622,000 as compared to the same period in 2018.

Digital product sales operating income decreased $444,000 to $116,000 for the three months ended March 31, 2019 compared to $560,000 for the three months ended March 31, 2018, primarily due to the decrease in revenues, partially offset by a decrease in general and administrative expenses.  The cost of Digital product sales decreased $265,000 or 9.5%, primarily due to increased manufacturing efficiency.  The cost of Digital product sales represented 81.6% of related revenues in 2019 compared to 70.6% in 2018.  This increase as a percentage of revenues is primarily due to the low incremental costs related to the consulting revenue in 2018.  Without the consulting revenues in 2018, Digital product sales operating income would have increased from a loss of $440,000 and the cost of Digital product sales would have represented 94.5% of related revenues.  General and administrative expenses for Digital product sales decreased $148,000 or 24.6%, primarily due to decreases in bad debt expenses, employee expenses and marketing.

Digital product lease and maintenance operating income decreased $32,000 or 11.0%, primarily as a result of the decrease in revenues, partially offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $32,000 or 9.7%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 41.1% of related revenues in 2019 compared to 43.6% in 2018.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance remained level.

Corporate general and administrative expenses decreased $98,000 or 13.8%, primarily due to a decrease in payroll and benefits and employee expenses.

Net interest expense increased $59,000 or 30.1%, primarily due to an increase in interest rates and the average outstanding long-term debt, primarily due to the increase in the balance owed under the SM Investors loans.

The effective tax rate for the three months ended March 31, 2019 and 2018 was 0.1% and 0.0%, respectively.  Both the 2019 and 2018 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $523,000 in the three months ended March 31, 2019 and had a working capital deficiency of $7.2 million as of March 31, 2019.  As of December 31, 2018, the Company had a working capital deficiency of $8.5 million.  The decrease in the working capital deficiency is primarily due to the $2.0 million exercise of the Unilumin Warrant, which allowed us to decrease the current portion of long-term debt and accounts payable, as well as an increase in accounts receivable, partially offset by a decrease in inventory and an increase in accrued liabilities.

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

Subsequent to March 31, 2019, the Company received gross proceeds of $2.5 million from the Rights Offering and the remaining $3.5 million from the exercise of the Unilumin Warrant, of which a portion of the proceeds from such financings have been used to satisfy outstanding obligations including the Credit Agreement and other long-term debt, certain payables, certain accrued liabilities and pension obligations.  Certain directors deferred the timing of payments owed to them related to directors’ fees and current portion of long-term debt beyond one year.  In addition, a stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements and to execute our operating plan.  The Company continually evaluates the need and availability of long-term capital, including replacing the Credit Agreement, in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $803,000 and generated cash of $404,000 from operating activities for the three months ended March 31, 2019 and 2018, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $292,000 in the three months ended March 31, 2019 to $1.3 million at March 31, 2019 from $1.6 million at December 31, 2018.  The decrease is primarily attributable to payments on the revolving loan of $1.4 million, cash used in operating activities of $803,000 and payments on a term loan of $50,000, offset by the proceeds from the partial exercise of the Unilumin Warrant of $2,000,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2019 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2019 for the remainder of 2019 and over the next four fiscal years:

In thousands	Remainder of 2019	2020	2021	2022	2023
Long-term debt, including interest	$2,869	$1,076	$-	$-	$-
Pension plan payments	623	821	658	655	459
Employment agreement obligations	338	337	-	-	-
Estimated warranty liability	83	86	65	44	18
Operating lease payments	470	350	342	348	309
Total	$4,383	$2,670	$1,065	$1,047	$786

Subsequent to March 31, 2019, the proceeds from the Rights Offering and the exercise of the Unilumin Warrant were used to satisfy the obligations under the Credit Agreement with CNH as well as provide additional working capital.

As of March 31, 2019, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  The Company continues to consider future exchanges of the $352,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

The Company may still seek additional financing in order to provide enough cash to cover our remaining current fixed cash obligations as well as providing working capital.  However, there can be no assurance as to the amounts, if any, the Company will receive in any such financing or the terms thereof.  The Company has no agreements, commitments or understandings with respect to any such financings.  To the extent the Company issues additional equity securities, it could be dilutive to existing shareholders.

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2019 is expected to be $623,000, of which the Company contributed $391,000 subsequent to March 31, 2019.  At this time, we expect to make the remaining minimum required contributions of $232,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $12,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $256,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2019.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes to those previously disclosed risk factors.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 2,061,856 shares of Common Stock pursuant to a partial exercise of the Unilumin Warrant.  The Common Stock issued to Unilumin was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, as of March 31, 2019 and December 31, 2018, the Company had outstanding $352,000 and $387,000, respectively, of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2019 and December 31, 2018, the Company had accrued $278,000 and $298,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2019 and December 31, 2018, the Company had accrued $195,000 and $190,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

3.1       Amendment to Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 9, 2019).

3.2       Amendment to Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of Form 8-K filed February 4, 2019).

10.1     Forbearance Agreement to Credit Agreement with CNH dated as of March 1, 2019, (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 6, 2019).

10.2     Side Letter, dated as of March 4, 2019, to the SPA by and between the Company and Unilumin (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 6, 2019).

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
Date: May 15, 2019