Form 10-Q
period 2019-09-30
TRANS LUX Corp
filed 2019-11-08
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/7/19	Common Stock - $0.001 Par Value	13,446,276

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30 2019	December 31 2018
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$398	$723
Receivables, net	2,799	2,271
Inventories	2,736	2,201
Prepaids and other assets	1,211	417
Total current assets	7,144	5,612
Long-term assets:
Rental equipment, net	1,018	1,310
Property, plant and equipment, net	2,103	2,180
Right of use assets	1,187	-
Goodwill	744	744
Restricted cash	900	900
Other assets	720	720
Total long-term assets	6,672	5,854
TOTAL ASSETS	$13,816	$11,466
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,067	$3,728
Accrued liabilities	5,792	6,332
Current portion of long-term debt	572	2,584
Current portion of long-term debt - related party	-	1,000
Current lease liabilities	291	-
Customer deposits	889	432
Total current liabilities	8,611	14,076
Long-term liabilities:
Long-term debt, less current portion	1,650	1,446
Long-term lease liabilities	932	-
Deferred pension liability and other	3,835	3,708
Total long-term liabilities	6,417	5,154
Total liabilities	15,028	19,230
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2019 and 2018	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2019 and 16,512 in 2018	-	3,302
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2019 and 3,652,813 in 2018; shares outstanding: 13,446,276 in 2019 and 3,624,973 in 2018	13	4
Additional paid-in-capital	41,088	30,069
Accumulated deficit	(32,927)	(31,682)
Accumulated other comprehensive loss	(6,323)	(6,394)
Treasury stock - at cost - 27,840 common shares in 2019 and 2018	(3,063)	(3,063)
Total stockholders' deficit	(1,212)	(7,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,816	$11,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended September 30		9 Months Ended September 30

In thousands, except per share data	2019	2018	2019	2018
Revenues:
Digital product sales	$3,951	$2,857	$10,155	$9,158
Digital product lease and maintenance	521	593	1,663	1,889
Total revenues	4,472	3,450	11,818	11,047

Cost of revenues:
Cost of digital product sales	3,178	2,870	7,919	7,750
Cost of digital product lease and maintenance	195	315	584	991
Total cost of revenues	3,373	3,185	8,503	8,741

Gross profit	1,099	265	3,315	2,306
General and administrative expenses	(1,134)	(3,092)	(3,554)	(5,888)
Restructuring costs	(179)	-	(179)	-
Operating loss	(214)	(2,827)	(418)	(3,582)
Interest expense, net	(67)	(238)	(402)	(652)
Gain (loss) on foreign currency remeasurement	29	(48)	(78)	74
Loss on extinguishment of debt	-	-	(193)	-
Gain on sale/leaseback transaction	-	-	-	11
Pension (expense) benefit	(18)	33	(55)	101
Loss before income taxes	(270)	(3,080)	(1,146)	(4,048)
Income tax expense	(7)	-	(19)	-
Net loss	$(277)	$(3,080)	$(1,165)	$(4,048)

Loss per share - basic and diluted	$(0.02)	$(1.37)	$(0.11)	$(1.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended September 30		9 Months Ended September 30

In thousands	2019	2018	2019	2018

Net loss	$(277)	$(3,080)	$(1,165)	$(4,048)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(27)	45	71	(69)
Total other comprehensive (loss) income, net of tax	(27)	45	71	(69)
Comprehensive loss	$(304)	$(3,035)	$(1,094)	$(4,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 9 months ended September 30, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(1,165)	-	-	(1,165)
Preferred stock converted to Common Stock	-	-	(16,512)	(3,302)	1,651,200	1	3,301	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	5,670,103	6	5,292	-	-	-	5,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Dividends paid on preferred stock	-	-	-	-	-	-	-	(80)	-	-	(80)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	71	-	71
Balance September 30, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(32,927)	$(6,323)	$(3,063)	$(1,212)

For the 3 months ended September 30, 2019
Balance July 1, 2019	-	$-	648	$130	13,409,316	$13	$40,958	$(32,643)	$(6,296)	$(3,063)	$(901)
Net loss	-	-	-	-	-	-	-	(277)	-	-	(277)
Preferred stock converted to Common Stock	-	-	(648)	(130)	64,800	-	130	-	-	-	-
Dividends paid on preferred stock	-	-	-	-	-	-	-	(7)	-	-	(7)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(27)	-	(27)
Balance September 30, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(32,927)	$(6,323)	$(3,063)	$(1,212)

For the 9 months ended September 30, 2018
Balance January 1, 2018	-	$-	16,512	$3,302	2,190,011	$2	$28,273	$(26,889)	$(5,536)	$(3,063)	$(3,911)
Net loss	-	-	-	-	-	-	-	(4,048)	-	-	(4,048)
Dividends paid on preferred stock	-	-	-	-	127,013	-	-	-	-	-	-
Warrants issued for financing	-	-	-	-	-	-	287	-	-	-	287
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(69)	-	(69)
Balance September 30, 2018	-	$-	16,512	$3,302	2,317,024	$2	$28,560	$(30,937)	$(5,605)	$(3,063)	$(7,741)

For the 3 months ended September 30, 2018
Balance July 1, 2018	-	$-	16,512	$3,302	2,317,024	$2	$28,560	$(27,857)	$(5,650)	$(3,063)	$(4,706)
Net loss	-	-	-	-	-	-	-	(3,080)	-	-	(3,080)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	45	-	45
Balance September 30, 2018	-	$-	16,512	$3,302	2,317,024	$2	$28,560	$(30,937)	$(5,605)	$(3,063)	$(7,741)

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	9 Months Ended September 30

In thousands	2019	2018
Cash flows from operating activities
Net loss	$(1,165)	$(4,048)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	480	744
Amortization of right of use assets	276	-
Amortization of gain on sale/leaseback transaction	-	(11)
Amortization of deferred financing fees and debt discount	74	155
Loss on extinguishment of debt	193	-
Loss (gain) on foreign currency remeasurement	78	(74)
Bad debt expense	147	1,517
Changes in operating assets and liabilities:
Accounts receivable, net	(673)	31
Inventories	(535)	209
Prepaids and other assets	(794)	1,168
Accounts payable	(2,661)	1,072
Accrued liabilities	(642)	339
Operating lease liabilities	(272)	-
Customer deposits	457	(468)
Deferred pension liability and other	282	(200)
Net cash (used in) provided by operating activities	(4,755)	434
Cash flows from investing activities
Equipment manufactured for rental	(26)	-
Purchases of property, plant and equipment	(85)	(135)
Net cash used in investing activities	(111)	(135)
Cash flows from financing activities
Proceeds from long-term debt	-	1,000
Proceeds from warrant exercise, net of costs	5,298	-
Proceeds from rights offering, net of costs	2,428	-
Payments of long-term debt	(3,037)	(1,939)
Payments of dividends on preferred stock	(80)	-
Payments for deferred financing fees	-	(22)
Payments for fees on extinguishment of debt	(62)	-
Net cash provided by (used in) financing activities	4,547	(961)
Effect of exchange rate changes	(6)	(1)
Net decrease in cash, cash equivalents and restricted cash	(325)	(663)
Cash, cash equivalents and restricted cash at beginning of year	1,623	1,909
Cash, cash equivalents and restricted cash at end of period	$1,298	$1,246
Supplemental disclosure of cash flow information:
Interest paid	$267	$408
Income taxes paid	22	26
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$3,302	$-
Warrants issued to SMI and SMII	-	287
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$398	$296
Long-term assets
Restricted cash	900	950
Cash, cash equivalents and restricted cash at end of period	$1,298	$1,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The following new accounting pronouncements were adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a lease liability representing a lessee's obligation to make lease payments arising from a lease and a right of use (“ROU”) asset representing the lessee's right to use, or control the use of, a specified asset for the lease term.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and an ROU asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted this standard effective January 1, 2019 using the modified retrospective method in the period of adoption.  The adoption of the standard had a material impact to our Condensed Consolidated Balance Sheets for the recognition of certain operating leases as ROU assets of $1,463,000, long-term lease liabilities of $1,127,000 and current lease liabilities of $368,000, but did not have a material impact on our Condensed Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders’ Deficit or Cash Flows.  We have analyzed our leases, implemented systems, developed processes and internal controls and updated our accounting policies to comply with the standard's adoption requirements.  The Company's rental revenue agreements were accounted for under previous lease accounting standards through December 31, 2018 and are accounted for within the scope of Topic 842 following our adoption on January 1, 2019.  Topic 842 does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.  See Note 9 – Leases for further details.

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

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the nine months ended September 30, 2019 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 15, 2019.

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

Note 2 – Liquidity

The Company has incurred recurring losses and has a working capital deficiency.  The Company incurred a net loss of $1.2 million in the nine months ended September 30, 2019 and had a working capital deficiency of $1.5 million as of September 30, 2019.

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

In April 2019, the Company received aggregate proceeds of $6.0 million from (i) a rights offering to current shareholders under which the shareholders could purchase shares of our Common Stock at an exercise price of $1.00 per share, resulting in gross proceeds of $2.5 million (the “Rights Offering”) and (ii) the exercise of the remaining $3.5 million warrant (the “Unilumin Warrant”) issued to Unilumin North America Inc. (“Unilumin”)  Of these proceeds, a portion was used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.  On September 16, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”) as lender.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  Certain current and former directors deferred the timing of payments owed to them related to directors’ fees and current portion of long-term debt beyond one year.  In addition, a stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements within one year from the date of issuance of this Form 10-Q.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of September 30, 2019.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018, along with the reportable segment for each category:

	Three months ended		Nine months ended
In thousands	September 30 2019	September 30 2018	September 30 2019	September 30 2018
Digital product sales:
Catalog and small customized products	$3,951	$2,857	$10,155	$8,158
Large customized products	-	-	-	1,000
Subtotal	3,951	2,857	10,155	9,158
Digital product lease and maintenance:
Operating leases	270	350	900	1,116
Maintenance agreements	251	243	763	773
Subtotal	521	593	1,663	1,889
Total	$4,472	$3,450	$11,818	$11,047

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At September 30, 2019, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2028 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,843,000, are as follows:  $213,000 – remainder of 2019, $1,025,000 – 2020, $329,000 – 2021, $137,000 – 2022, $71,000 – 2023 and $68,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of September 30, 2019 and December 31, 2018, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	September 30 2019	December 31 2018
Gross receivables	$3,422	$4,067
Allowance for bad debts	623	1,796
Net receivables	2,799	2,271
Contract liabilities	1,211	465

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Nine months ended
In thousands	September 30 2019	September 30 2018	September 30 2019	September 30 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$680	$218	$392	$806

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.2 million and digital product lease and maintenance was $1.8 million.

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

Note 4 – Inventories

Inventories consist of the following:

	September 30 2019	December 31 2018
In thousands
Raw materials	$1,416	$1,178
Work-in-progress	1,059	626
Finished goods	261	397
	$2,736	$2,201

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	September 30 2019	December 31 2018
In thousands
Rental equipment	$7,135	$7,109
Less accumulated depreciation	6,117	5,799
Net rental equipment	$1,018	$1,310

Depreciation expense for rental equipment for the nine months ended September 30, 2019 and 2018 was $318,000 and $529,000, respectively.  Depreciation expense for rental equipment for the three months ended September 30, 2019 and 2018 was $107,000 and $176,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	September 30 2019	December 31 2018
In thousands
Machinery, fixtures and equipment	$2,766	$2,691
Leaseholds and improvements	22	12
	2,788	2,703
Less accumulated depreciation	685	523
Net property, plant and equipment	$2,103	$2,180

Machinery, fixtures and equipment having a net book value of $2.1 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the nine months ended September 30, 2019 and 2018 was $162,000 and $215,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended September 30, 2019 and 2018 was $54,000 and $71,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 30 2019	December 31 2018
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$352	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	-	1,440
Term loans	-	1,590
Term loans - related party	1,000	1,000
Forgivable loan	650	650
Total debt	2,222	5,287
Less deferred financing costs	-	257
Net debt	2,222	5,030
Less portion due within one year	572	3,584
Net long-term debt	$1,650	$1,446

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (7.00% at September 30, 2019) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  LIBOR is expected to be discontinued after 2021.  The Loan Agreement with MidCap provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR.  We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with MidCap to ensure any transition away from LIBOR will have minimal impact on our financial condition.  We however can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.  As of September 30, 2019, there is no balance outstanding under this Loan Agreement.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended December 31, 2019.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.  The foregoing description of the Loan Agreement is included to provide information regarding its terms.  It does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Loan Agreement.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of September 30, 2019, the entire amount was outstanding and is included in long-term debt, less current portion in the Condensed Consolidated Balance Sheets.  As of September 30, 2019 and December 31, 2018, the Company had accrued $105,000 and $60,000, respectively, of interest related to this loan.  Carlisle has agreed to not demand payment on $60,000 of the interest as of September 30, 2019, so it is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The remaining $45,000 of accrued interest as of September 30, 2019 and the $60,000 of accrued interest as of December 31, 2018 are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of September 30, 2019, the entire amount was outstanding and is included in long-term debt, less current portion in the Condensed Consolidated Balance Sheets.  As of September 30, 2019 and December 31, 2018, the Company had accrued $105,000 and $60,000, respectively, of interest related to this loan.  Carlisle has agreed to not demand payment on $60,000 of the interest as of September 30, 2019, so it is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The remaining $45,000 of accrued interest as of September 30, 2019 and the $60,000 of accrued interest as of December 31, 2018 are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of September 30, 2019 and December 31, 2018, the Company had outstanding $352,000 and $387,000, respectively, of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in 2019.  As of September 30, 2019 and December 31, 2018, the Company had accrued $293,000 and $298,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2019 and December 31, 2018, the Company had outstanding $220,000 of 9½% Subordinated debentures due 2012 (the “Debentures”).  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2019 and December 31, 2018, the Company had accrued $206,000 and $190,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

On May 23, 2017, the Company received $650,000 structured as a forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2024.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (7.00% at September 30, 2019).  As of September 30, 2019 and December 31, 2018, the Company had accrued $107,000 and $71,000, respectively, of interest related to this loan, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  In February 2018, in accordance with the agreement, the Company requested a 1-year extension of the terms of the agreement, which was approved by the City of Hazelwood in March 2018, so the agreement now terminates on April 1, 2025.  As of the March 31, 2019 measurement date, the Company has not yet attained the appropriate employment levels and has requested an additional extension from the City of Hazelwood.

On July 12, 2016, the Company entered into a credit agreement, as subsequently amended on various dates, the latest being March 1, 2019 (collectively, the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) as lender.  Under the Credit Agreement, the Company was able to borrow up to an aggregate of $4.0 million, which included (i) up to $3.0 million of a revolving loan and (ii) a $1.0 million term loan.  On April 10, 2019, the Company satisfied the Credit Agreement in full and the Credit Agreement was terminated.  The termination fee of $60,000 and the remaining debt discount of $23,000 were written off and included in loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMI Note”) with SM Investors, L.P. (“SMI”), pursuant to which the Company borrowed $330,000 from SMI.  On April 17, 2019, the Company satisfied the SMI Note in full and the remaining debt discount of $53,000 was written off and included in loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

On June 11, 2018, the Company entered into another Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), pursuant to which the Company borrowed $670,000 from SMII.  On April 17, 2019, the Company satisfied the SMII Note in full and the remaining debt discount of $109,000 was written off and included in loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Interest cost	$125	$114	$376	$340
Expected return on plan assets	(172)	(203)	(517)	(609)
Amortization of net actuarial loss	65	56	196	168
Net periodic pension expense (benefit)	$18	$(33)	$55	$(101)

As of September 30,2019 and December 31, 2018, the Company had recorded a current pension liability of $778,000 and $623,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.0 million and $3.7 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2019 is expected to be $629,000, of which the Company contributed $544,000 in the first nine months of the year and $85,000 subsequent to September 30, 2019, so the Company believes the minimum required contribution for 2019 has been met.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of September 30, 2019.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

September 30 2019
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,187
Current lease liabilities	291
Non-current lease liabilities	932
Total lease liabilities	1,223
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	8.9%
Future minimum lease payments:
2019	$123
2020	349
2021	342
2022	348
2023	295
Thereafter	-
Total	1,457
Less: Imputed interest	234
Total lease liabilities	1,223
Less: Current lease liabilities	291
Long-term lease liabilities	$932

Supplemental cash flow information regarding leases:

	Three months ended September 30 2019	Nine months ended September 30 2019

In thousands
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$122	$365
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-	162

Total operating lease expense and short-term lease expense was $374,000 and $98,000, respectively, for the nine months ended September 30, 2019.  Total operating lease expense and short-term lease expense was $125,000 and $34,000, respectively, for the three months ended September 30, 2019.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share data	2019	2018	2019	2018
Numerator:
Net loss, as reported	$(277)	$(3,080)	$(1,165)	$(4,048)
Change in dividends accumulated on preferred shares	(2)	(50)	(40)	(149)
Net loss attributable to common shares	$(279)	$(3,130)	(1,205)	$(4,197)
Denominator:
Weighted average shares outstanding	13,650	2,289	10,648	2,232
Basic and diluted loss per share	$(0.02)	$(1.37)	$(0.11)	$(1.88)

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

At September 30, 2019, the Company had no accumulated unpaid dividends related to the Series B Convertible Preferred Stock (“SBCPS”).  At September 30, 2018, the Company had accumulated unpaid dividends $91,000 related to the SBCPS.

As of September 30, 2019, the Company had no shares of SBCPS outstanding.  As of September 30, 2018, the Company had 16,512 shares of SBCPS outstanding, which were convertible into 330,240 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average share price for the period and their inclusion would have been anti-dilutive.

On January 28, 2019, the Company filed an Amended and Restated Certificate of Designation of SBCPS with the Delaware Secretary of State to reduce the conversion price of the Company’s Series B Convertible Preferred Stock from $10.00 per share to $2.00 per share.  This changed the conversion rate from 20 shares of Common Stock for every share of SBCPS to 100 shares of Common Stock for every share of SBCPS.

Prior to March 2019, the Company had 16,512 shares of SBCPS outstanding, which were convertible into an aggregate of 1,651,200 shares of Common Stock.  For each holder of the 15,864 shares of SBCPS that converted their shares into Common Stock in March 2019, the Company declared a dividend of $4.60 per share of SBCPS on March 29, 2019, aggregating $73,000, which was distributed to these former holders of the SBCPS on April 2, 2019.  For a holder of 151 shares of SBCPS that converted its shares into Common Stock in August 2019, the Company declared a dividend of $9.50 per share of SBCPS on August 8, 2019, aggregating $1,000, which was distributed to this former holder of the SBCPS on August 8, 2019.  On August 9, 2019, the Company notified the holders of the remaining 497 shares of SBCPS that it was exercising its mandatory conversion right on the SBCPS.  As a result, each remaining outstanding share of SBCPS was converted into 100 shares of Common Stock on September 12, 2019.  The Company declared a dividend of $11.00 per share of SBCPS on September 9, 2019, aggregating $6,000, which was distributed to these former holders of the SBCPS on September 12, 2019.

As of September 30, 2019, the Company had warrants to purchase 250,000 shares of Common Stock outstanding, which were included in the calculation of diluted loss per share because their exercise price was less than the average share price of our Common Stock for the period, so their inclusion was dilutive.  As of September 30, 2019 and 2018, the Company had other warrants to purchase 10,000 and 52,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average share price for the period, so their inclusion would have been anti-dilutive.  The remaining warrants to purchase 10,000 shares as of September 30, 2019 could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

On February 5, 2019, the Company commenced a Rights Offering to current shareholders under which the shareholders could purchase shares of our Common Stock at an exercise price of $1.00 per share.  On April 5, 2019, the Company completed its Rights Offering and accepted subscriptions for a total of 2,500,000 shares of its Common Stock, representing all of the shares offered, for aggregate gross proceeds to the Company of $2.5 million, less issuance costs of $72,000.

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

Note 12 – Related Party Transactions

In addition to the Company’s loans from Carlisle described in Note 7, the Company has the following related party transactions:

Yaozhong Shi, a former director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our LED suppliers.  The Company purchased $469,000 and $171,000 of product from Transtech in the nine months ended September 30, 2019 and 2018, respectively.  The Company purchased $74,000 and $44,000 of product from Transtech in the three months ended September 30, 2019 and 2018, respectively.  Amounts payable by the Company to Transtech were $56,000 and $305,000 as of September 30, 2019 and December 31, 2018, respectively.

In 2019, all 16,512 of our issued and previously outstanding SBCPS shares were converted into 1,651,200 shares of Common Stock.  Such amount included shares of SBCPS held by a greater than 5% stockholder of the Company and certain current and former directors of the Company.

On March 4, 2019, Unilumin exercised $2.0 million of the Unilumin Warrant and the Company issued 2,061,856 shares of Common Stock, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant and the Company issued 3,608,247, raising an aggregate of $5.5 million for the Company, less issuance costs of $202,000.  As a result of the exercises, Unilumin currently holds 52.0% of the Company’s outstanding Common Stock, which resulted in a change in control event.  The Company did not elect to apply pushdown accounting.  Nicholas Fazio, Yang Liu and Yantao Yu, each directors of the Company, are also each directors and/or officers of other subsidiaries of Unilumin’s parent company Unilumin Group Co. Ltd. (“Unilumin Group”).  The Company purchased $62,000 and $83,000 of product from subsidiaries of Unilumin Group in the three and nine months ended September 30, 2019, respectively.  There were no amounts payable by the Company to any subsidiaries of Unilumin Group as of September 30, 2019 or December 31, 2018.

As of September 30, 2019, the Company had no outstanding payables to certain executive officers.  As of December 31, 2018, the Company had outstanding payables to certain executive officers aggregating $427,000.

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

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2019	2018	2019	2018
Revenues:
Digital product sales	$3,951	$2,857	$10,155	$9,158
Digital product lease and maintenance	521	593	1,663	1,889
Total revenues	$4,472	$3,450	$11,818	$11,047
Operating income (loss):
Digital product sales	$220	$(1,903)	$584	$(1,785)
Digital product lease and maintenance	296	241	969	789
Corporate general and administrative expenses	(730)	(1,165)	(1,971)	(2,586)
Total operating loss	(214)	(2,827)	(418)	(3,582)
Interest expense, net	(67)	(238)	(402)	(652)
Gain (loss) on foreign currency remeasurement	29	(48)	(78)	74
Loss on debt extinguishment	-	-	(193)	-
Gain on sale leaseback transaction	-	-	-	11
Pension (expense) benefit	(18)	33	(55)	101
Loss before income taxes	(270)	(3,080)	(1,146)	(4,048)
Income tax expense	(7)	-	(19)	-
Net loss	$(277)	$(3,080)	$(1,165)	$(4,048)
	September 30 2019	December 31 2018

Assets
Digital product sales	$9,336	$7,689
Digital product lease and maintenance	4,082	3,054
Total identifiable assets	13,418	10,743
General corporate	398	723
Total assets	$13,816	$11,466

Note 14 – Restructuring Costs

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $179,000 for the three and nine months ended September 30, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  There have been no cash payments for these restructuring costs through September 30, 2019.  Therefore, the entire $179,000 is included in accrued liabilities in the Condensed Consolidated Balance Sheet at September 30, 2019.  These costs are expected to be paid in cash by the end of January 2020, when the consolidation of the manufacturing facilities is completed.  There were no restructuring costs in the three and nine months ended September 30, 2018.

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2019 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30
In thousands, except percentages	2019		2018
Revenues:
Digital product sales	$10,155	85.9%	$9,158	82.9%
Digital product lease and maintenance	1,663	14.1%	1,889	17.1%
Total revenues	11,818	100.0%	11,047	100.0%
Cost of revenues:
Cost of digital product sales	7,919	67.0%	7,750	70.1%
Cost of digital product lease and maintenance	584	4.9%	991	9.0%
Total cost of revenues	8,503	71.9%	8,741	79.1%
Gross profit	3,315	28.1%	2,306	20.9%
General and administrative expenses	(3,733)	(31.6)%	(5,888)	(53.3)%
Operating loss	(418)	(3.5)%	(3,582)	(32.4)%
Interest expense, net	(402)	(3.4)%	(652)	(5.9)%
(Loss) gain on foreign currency remeasurement	(78)	(0.7)%	74	0.7%
Loss on extinguishment of debt	(193)	(1.6)%	-	-%
Gain on sale/leaseback transaction	-	-%	11	0.1%
Pension (expense) benefit	(55)	(0.5)%	101	0.9%
Loss before income taxes	(1,146)	(9.7)%	(4,048)	(36.6)%
Income tax expense	(19)	(0.2)%	-	-%
Net loss	$(1,165)	(9.9)%	$(4,048)	(36.6)%

Total revenues for the nine months ended September 30, 2019 increased $771,000 or 7.0% to $11.8 million from $11.0 million for the nine months ended September 30, 2018, primarily due to an increase in Digital product sales, partially offset by decreases in consulting services and Digital product lease and maintenance.

Digital product sales revenues increased $997,000 or 10.9% to $10.2 million for the nine months ended September 30, 2019 compared to $9.2 million for the nine months ended September 30, 2018, primarily due to increases in the sports market, partially offset by a decrease in consulting services.  Consulting services represented $1.0 million of revenue from one customer in 2018 for planning services related to a potential larger project which has not yet commenced.  There were no such projects in the same period in 2019.

Digital product lease and maintenance revenues decreased $226,000 or 12.0% to $1.7 million for the nine months ended September 30, 2019 compared to $1.9 million for the nine months ended September 30, 2018, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2019 decreased $3.2 million to $418,000 from $3.6 million for the nine months ended September 30, 2018, principally due to a reduction in general and administrative expenses, the increase in revenues and a reduction in the cost of revenues, partially offset by an increase in restructuring costs.

Digital product sales operating income (loss) increased $2.4 million to income of $584,000 for the nine months ended September 30, 2019 compared to a loss of $1.8 million for the nine months ended September 30, 2018, primarily due to a decrease in general and administrative expenses and the increase in revenues.  The cost of Digital product sales increased $169,000 or 2.2%, primarily due to the increase in revenues.  The cost of Digital product sales represented 78.0% of related revenues in 2019 compared to 84.6% in 2018.  General and administrative expenses for Digital product sales decreased $1.5 million or 48.3%, primarily due to a decrease in bad debt expenses, primarily due to an increased bad debt expense in 2018 related to two customers.

Digital product lease and maintenance operating income increased $180,000 or 22.8% to $969,000 for the nine months ended September 30, 2019 compared to $789,000 for the nine months ended September 30, 2018, primarily as a result of a decrease in the cost of Digital product lease and maintenance, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $407,000 or 41.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 35.1% of related revenues in 2019 compared to 52.5% in 2018.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance increased slightly.

Corporate general and administrative expenses decreased $615,000 or 23.8% to $2.0 million for the nine months ended September 30, 2019 compared to $2.6 million for the nine months ended September 30, 2018, primarily due to decreases in consulting expenses of $355,000, professional fees of $78,000 and payroll and benefits of $210,000, partially offset by an increase in restructuring costs of $179,000.

Net interest expense decreased $250,000 or 38.3% to $402,000 for the nine months ended September 30, 2019 compared to $652,000 for the nine months ended September 30, 2018, primarily due to a decrease in the average outstanding long-term debt, due to the termination of the CNH and SM Investors loans.

The loss on extinguishment of debt for the nine months ended September 30, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to the CNH and SM Investors loans, partially offset by the gain on the extinguishment of $35,000 of Notes.

The effective tax rate for the nine months ended September 30, 2019 and 2018 was 1.7% and 0.0%, respectively.  Both the 2019 and 2018 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2019 and 2018:

	Three months ended September 30
In thousands, except percentages	2019		2018
Revenues:
Digital product sales	$3,951	88.3%	$2,857	82.8%
Digital product lease and maintenance	521	11.7%	593	17.2%
Total revenues	4,472	100.0%	3,450	100.0%
Cost of revenues:
Cost of digital product sales	3,178	71.0%	2,870	83.2%
Cost of digital product lease and maintenance	195	4.4%	315	9.1%
Total cost of revenues	3,373	75.4%	3,185	92.3%
Gross profit	1,099	24.6%	265	7.7%
General and administrative expenses and restructuring costs	(1,313)	(29.4)%	(3,092)	(89.6)%
Operating loss	(214)	(4.8)%	(2,827)	(81.9)%
Interest expense, net	(67)	(1.5)%	(238)	(6.9)%
Gain (loss) on foreign currency remeasurement	29	0.7%	(48)	(1.4)%
Pension (expense) benefit	(18)	(0.4)%	33	0.9%
Loss before income taxes	(270)	(6.0)%	(3,080)	(89.3)%
Income tax expense	(7)	(0.2)%	-	-%
Net loss	$(277)	(6.2)%	$(3,080)	(89.3)%

Total revenues for the three months ended September 30, 2019 increased $1.0 million or 29.6% to $4.5 million from $3.5 million for the three months ended September 30, 2018, primarily due to an increase in Digital product sales, partially offset by a decrease in Digital product lease and maintenance.

Digital product sales revenues increased $1.1 million or 38.3% to $4.0 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018, primarily due to an increase in the sports market.

Digital product lease and maintenance revenues decreased $72,000 or 12.1% to $521,000 for the three months ended September 30, 2019 compared to $593,000 for the three months ended September 30, 2018, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended September 30, 2019 decreased $2.6 million to $214,000 from $2.8 million for the three months ended September 30, 2018, principally due to a reduction in general and administrative expenses, the increase in revenues and a reduction in the cost of revenues as a percentage of revenues, partially offset by an increase in restructuring costs.

Digital product sales operating income (loss) increased $2.1 million to income of $220,000 for the three months ended September 30, 2019 compared to a loss of $1.9 million for the three months ended September 30, 2018, primarily due to a decrease in general and administrative expenses, the increase in revenues and a decrease in the cost of revenue as a percentage of revenues.  The cost of Digital product sales increased $308,000 or 10.7%, primarily due to the increase in revenues.  The cost of Digital product sales represented 80.4% of related revenues in 2019 compared to 100.5% in 2018.  This decrease as a percentage of revenues is primarily due to increased manufacturing efficiency.  General and administrative expenses for Digital product sales decreased $1.3 million or 70.7%, primarily due to a decrease in bad debt expenses.

Digital product lease and maintenance operating income increased $55,000 or 22.8% to $296,000 for the three months ended September 30, 2019 compared to $241,000 for the three months ended September 30, 2018, primarily as a result of a decrease in the cost of Digital product lease and maintenance, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $120,000 or 38.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 37.4% of related revenues in 2019 compared to 53.1% in 2018.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $7,000 or 18.9%, primarily due to a decrease in bad debt expense.

Corporate general and administrative expenses decreased $435,000 or 37.3% to $730,000 for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018, primarily due to primarily due to decreases in consulting expenses of $355,000, professional fees of $90,000 and payroll and benefits of $66,000, partially offset by an increase in restructuring costs of $179,000.

Net interest expense decreased $171,000 or 71.8% to $67,000 for the three months ended September 30, 2019 compared to $238,000 for the three months ended September 30, 2018, primarily due to decreases in the average outstanding long-term debt, due to the termination of the CNH and SM Investors loans.

The effective tax rate for the three months ended September 30, 2019 and 2018 was 2.6% and 0.0%, respectively.  Both the 2019 and 2018 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $1.2 million in the nine months ended September 30, 2019 and had a working capital deficiency of $1.5 million as of September 30, 2019.  As of December 31, 2018, the Company had a working capital deficiency of $8.5 million.  The decrease in the working capital deficiency as compared to December 31, 2018 is primarily due to the $5.5 million of exercises of the Unilumin Warrant and the $2.5 million raised from the Rights Offering, which allowed us to decrease the current portion of long-term debt and accounts payable.

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

Certain current and former directors deferred the timing of payments owed to them related to directors’ fees and current portion of long-term debt beyond one year.  In addition, a stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements and to execute our operating plan.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $4.8 million and generated cash of $434,000 from operating activities for the nine months ended September 30, 2019 and 2018, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $325,000 in the nine months ended September 30, 2019 to $1.3 million at September 30, 2019 from $1.6 million at December 31, 2018.  This decrease is primarily attributable to cash used in operating activities of $4.8 million, primarily to reduce accounts payable by $2.7 million, payments of $1.6 million to terminate term loans and payments of $1.4 million to terminate the Credit Agreement, partially offset by the gross proceeds from the exercises of the Unilumin Warrant of $5.5 million and the gross proceeds from the Rights Offering of $2.5 million.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2019 for the remainder of 2019 and over the next four fiscal years:

In thousands	Remainder of 2019	2020	2021	2022	2023
Long-term debt, including interest	$1,155	$1,240	$-	$-	$-
Pension plan payments	85	845	658	655	459
Employment agreement obligations	112	338	-	-	-
Estimated warranty liability	33	105	80	57	26
Operating lease payments	155	350	342	348	309
Total	$1,540	$2,878	$1,080	$1,060	$794

As of September 30, 2019, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  The Company continues to consider future exchanges of the $352,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (7.00% at September 30, 2019) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.

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

Pension Plan Contributions

The minimum required pension plan contribution for 2019 is expected to be $629,000, of which the Company contributed $544,000 through September 30, 2019, and contributed $85,000 subsequent to September 30, 2019, so the Company believes the minimum required contribution for 2019 has been met.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of $7,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of $256,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2019.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the conversion of an aggregate of 648 shares of SBCPS in August and September 2019, the Company issued 64,800 shares of Common Stock.  Such issuance was made pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, as of September 30, 2019 and December 31, 2018, the Company had outstanding $352,000 and $387,000, respectively, of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2019 and December 31, 2018, the Company had accrued $293,000 and $298,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2019 and December 31, 2018, the Company had accrued $206,000 and $190,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     Loan and Security Agreement with MidCap Business Credit LLC dated September 16, 2019, (incorporated by reference to Exhibit 10.1 of Form 8-K dated September 20, 2019).

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

Date: November 8, 2019