Form 10-K
period 2019-12-31
TRANS LUX Corp
filed 2020-03-20
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

2019 Form 10-K Cover Page Continued

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

Large accelerated filer __ Accelerated filer __ Non-accelerated filer  X  Smaller reporting company  X  Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2019, was approximately $249,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 19, 2020, was 13,446,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2019 Form 10-K Annual Report

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

For its fixed digit scoreboards, the Company has an industry leading unibody design that allows for seamless appearance and facilitates field installation.

For its digital displays, the Company employs a modular engineering design strategy, allowing basic “building blocks” of modules to be easily combined and configured in order to meet the broad application requirements of the various industries it serves.  This approach ensures product flexibility, reliability, ease of service and reduced spare parts requirements.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2019 and 2018 was approximately $967,000 and $3.2 million, respectively.  The December 31, 2018 backlog included orders for which delivery had been delayed due to our financial issues at that time.  The December 31, 2019 backlog is expected to be recognized as sales in 2020, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

As part of its ongoing development efforts, the Company seeks to package certain products for specific market segments and continually tracks emerging technologies that can enhance its products.  Full color, live video and digital input technologies continue to be enhanced.

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

The Company employs a number of different marketing techniques to attract new customers, including direct marketing efforts by its sales force to known and potential users of information displays; internet marketing; advertising in industry publications; and exhibiting at domestic and international trade shows.

Headquartered in New York, New York, the Company has sales and service offices in Urbandale, Iowa, and Hazelwood, Missouri, as well as satellite offices in other parts of the United States.

Internationally, the Company uses a combination of internal sales people and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2019 and 2018.

In 2019 and 2018, no customers accounted for at least 10% of the Company’s total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facility is located in Hazelwood, Missouri.  The production facility consist principally of the manufacturing, assembly and testing of digital product units and related components. The Company performs most subassembly and final assembly of its digital display products.

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

The Company has the ability to modify its product lines.  The Company’s displays are designed with flexibility in mind, enabling the Company to customize its displays to meet different applications with a minimum amount of lead-time.  The Company designs certain of its materials to match components furnished by suppliers.  If such suppliers are unable to provide the Company with those components, the Company would have to contract with other suppliers to obtain replacement sources.  Such replacement might result in engineering design changes, and delays in obtaining such replacement components.  The Company believes it maintains suitable inventory and has contracts providing for delivery of sufficient quantities of such components to meet its needs.  The Company also believes that there are presently other qualified vendors of these components.  Other than the LEDs and LED modules which are manufactured by foreign sources, the Company does not acquire significant amounts of components directly from foreign suppliers.  The Company’s products are third-party certified for compliance with applicable safety, electromagnetic emissions and susceptibility requirements worldwide.

SERVICE AND SUPPORT

The Company emphasizes the quality and reliability of its products and the ability of its field service personnel and third-party agents to provide timely and expert service to the Company’s equipment on lease and maintenance bases and other types of customer-owned equipment.  The Company believes that the quality and timeliness of its on-site service personnel are essential components for the Company’s ongoing and future success.  The Company provides turnkey installation and support for the products it leases and sells in the United States and Canada.  The Company provides training to end-users and ongoing support to users who have questions regarding operating procedures, equipment problems or other issues.  The Company provides installation and service to those who purchase and lease equipment.  Additionally, the Company’s dealers and distributors offer support for the products they sell in the market segments they cover.

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

The Company operates its National Technical Services and Repair Centers from its facilities in Urbandale, Iowa and Hazelwood, Missouri.  Equipment repairs are performed in Urbandale, Iowa and service technicians are dispatched nationwide from various locations including Urbandale and Hazelwood.  The Company’s field service division is augmented by various service companies in the United States, Canada and overseas.  From time to time, the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

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

EMPLOYEES

The Company had approximately 50 employees as of March 1, 2020, none of whom are unionized.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  During the years ended December 31, 2019 and 2018, we incurred losses of $1.4 million and $4.7 million, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2019, we had outstanding debt of approximately $2.2 million (including $650,000 of a forgivable loan), $1.6 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $572,000 of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  There can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

LIBOR IS EXPECTED TO BE DISCONTINUED AFTER 2021

Our Loan Agreement with MidCap Business Credit LLC (“MidCap”) provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR.  We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with MidCap to ensure any transition away from LIBOR will have minimal impact on our financial condition.  We however can provide no assurance regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

As of December 31, 2019, we had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2019, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

We derive a substantial percentage of our revenues from the leasing of our digital products, generally pursuant to leases that have an average term of one to five years.  Consequently, our future success is, at a minimum, dependent on our ability to obtain the renewal of existing leases or to enter into new leases as existing leases expire.  We also derive a significant percentage of our revenues from maintenance agreements relating to our digital display products.  The average term of such agreements is one to five years.  A portion of the maintenance agreements is cancelable upon 30 days notice.  There can be no assurance that we will be successful in obtaining the renewal of existing leases or maintenance agreements, obtaining replacement leases or realizing the value of assets currently under leases that are not renewed.  We expect our success in obtaining the renewal of existing leases or maintenance agreements or obtaining replacement leases will also be negatively impacted by the economic uncertainty arising from the impact of the coronavirus which has caused disruptions and extreme volatility in global financial markets and is expected to increase rates of default and bankruptcy, and impact levels of consumer and commercial spending.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

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

OUR RELIANCE UPON THIRD-PARTY MANUFACTURERS IN CHINA COULD SUBJECT US TO POLITICAL AND LEGAL RISKS BEYOND OUR CONTROL

Many components of our products are produced in China by third-party manufacturers.  Our reliance on third-party Chinese manufacturers exposes us to risks that are not in our control, such as unanticipated cost increases, negative fluctuations in currency or the impact of the coronavirus on the ability of the third-party Chinese manufacturers to provide product and international commerce, which could negatively impact our results of operations and working capital.  Any termination of or significant disruption in our relationship with our Chinese suppliers may prevent us from filling customer orders in a timely manner.  Given the state of the Chinese political system, we cannot guaranty that our agreements with our Chinese suppliers will remain enforceable pursuant to Chinese law.  Furthermore, we cannot guaranty that all rights to payment or performance under our agreements with our Chinese manufacturing partners will be enforceable and that all debts owing to us, whether in the form of cash or product, will be collectible.  While we do not envision any adverse change to our international operations or suppliers, especially given the gradual move towards global integration by the Chinese government and financial markets, adverse changes to these operations as a result of political, governmental, regulatory, economic, exchange rate, labor, health-related, logistical or other factors could have a material adverse effect on our future operating results.

THE CORONAVIRUS OUTBREAK COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The recent outbreak of the coronavirus in the United States and globally has resulted in the United States and other countries halting or sharply curtailing the movement of people, goods and services.  All of this has caused extended shutdowns of businesses and the prolonged economic impact remains uncertain.  At this point, we believe the conditions will have a material adverse effect on our business but given the rapidly changing developments we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the United States and various other governments.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS AND CONTROL BY EXISTING STOCKHOLDERS

Our Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) contains certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company.  Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock, thus making it less likely that a stockholder will receive a premium on any sale of shares of our Common Stock.  Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, making it more difficult for a third party to gain control of our Board.  Our Certificate of Incorporation also contains a provision that requires a four-fifths vote on any merger, consolidation or sale of assets with or to an “Interested Person” or “Acquiring Person,” as well as any amendment to the provision which divides the Board into three classes.

Additionally, we are authorized to issue 2,500,000 shares of preferred stock, of which (i) 416,500 are designated as Series A Convertible Preferred Stock, none of which are outstanding, and (ii) 51,000 are designated as Series B Convertible Preferred Stock (“SBCPS”), none of which are outstanding.  The remaining unissued preferred stock, if issued, will contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCK HOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of March 19, 2020, one stockholder, Unilumin North America Inc. (“Unilumin”), beneficially owns approximately 52.0% of our Common Stock.  In addition, three of the Company’s five directors are employed by Unilumin or other entities affiliated with Unilumin.  Accordingly, such stockholder could exert significant control over any potential stockholder actions. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

WE DO NOT EXPECT TO PAY ANY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our Common Stock for the foreseeable future.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant.  In addition, we must comply with the covenants in our credit agreement in order to be able to pay cash dividends, and our ability to pay dividends generally may be further limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.  As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 135 East 57th Street, 14th Floor, New York, New York, at an annual rental of $135,000, which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $334,000, which is being used for manufacturing operations.  The Company leases a facility in Urbandale, Iowa, at an annual rental of $28,000, which is used for sales and administrative operations.

The aggregate property rent expense was $608,000 and $662,000 for the years ended December 31, 2019 and 2018, respectively.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)               The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below.  The Company had approximately 86 holders of record of its Common Stock as of March 19, 2020.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.  The Board of Directors did not declare any cash dividends on Common Stock during 2019 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  As discussed in Note 14 to the Consolidated Financial Statements – Stockholders’ Deficit, the Company paid dividends on its then outstanding SBCPS in accordance with their terms.

(b)           Not applicable.

(c)          The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2019.

ITEM 6.                SELECTED FINANCIAL DATA

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $927,000 carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2019 impairment analysis included a renewal rate estimate of 90.2% and a CPI rate change of approximately 2.2%, which were the actual average rates for the two-year period ended December 31, 2019.  Based on these assumptions, the cash flow model determined a fair value of $6.7 million, exceeding its carrying value by 617%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $155,000.  For every 0.1-percentage-point change in the CPI rate, the valuation would change by approximately $14,000.

Rental equipment is comprised of installed digital products on lease primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s still in operation.  Current contracts have an average age of 20.4 years from their installation dates through the expiration of their current terms.

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

The October 1, 2019 annual review indicated that the fair value of the reporting unit exceeded its carrying value by 96.1%.  Therefore, there was no impairment of goodwill related to our digital product sales reporting unit.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.

Restricted Cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In May 2017, the Company deposited $650,000 in a savings account as collateral for a letter of credit in favor of the City of Hazelwood, Missouri as collateral for a forgivable loan.  In July 2016, the Company deposited $400,000 in a savings account as collateral for a letter of credit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In October 2017, the security deposit was reduced by $100,000 to $300,000, in October 2018, the security deposit was reduced by $50,000 to $250,000, and in October 2019, the security deposit was reduced by an additional $50,000 to $200,000, so the related letter of credit and savings account deposit were also reduced.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax charges in unrecognized pension liability of $342,000 and $653,000 in 2019 and 2018, respectively, in other comprehensive loss.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2019, plan assets were invested 30.7% in fixed income contracts and 69.3% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2019, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 4.30%.  The net periodic cost for 2020 will be based on the December 31, 2019 valuation.  The defined benefit pension plan periodic cost (benefit) was $79,000 and ($103,000) in 2019 and 2018, respectively.  At December 31, 2019, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $5,000/($13,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2019 and 2018.  In 2019, we made the $629,000 of minimum required contributions to the plan.  Subsequent to December 31, 2019, we made an $85,000 contribution to the plan.  At this time, we expect to make our remaining minimum required contributions in 2020 of $556,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

The Company has a $650,000 forgivable loan from the City of Hazelwood, Missouri, which is included in Long-term debt in the Consolidated Balance Sheets.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2025.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.75% at December 31, 2019).  As of December 31, 2019, the Company had accrued interest of $118,000.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2019 and 2018:

In thousands, except percentages	2019		2018
Revenues:
Digital product sales	$14,710	86.4%	$11,958	83.0%
Digital product lease and maintenance	2,325	13.6%	2,441	17.0%
Total revenues	17,035	100.0%	14,399	100.0%
Cost of revenues:
Cost of digital product sales	12,273	72.1%	10,094	70.1%
Cost of digital product lease and maintenance	775	4.5%	1,234	8.6%
Total cost of revenues	13,048	76.6%	11,328	78.7%
Gross profit from operations	3,987	23.4%	3,071	21.3%
General and administrative expenses	(4,438)	(26.0)%	(7,117)	(49.4)%
Operating loss	(451)	(2.6)%	(4,046)	(28.1)%
Interest expense, net	(504)	(3.0)%	(940)	(6.5)%
(Loss) gain on foreign currency remeasurement	(130)	(0.8)%	225	1.5%
Loss on extinguishment of debt	(193)	(1.1)%	-	-%
Gain on sale/leaseback transaction	-	-%	11	0.1%
Pension (expense) benefit	(83)	(0.5)%	103	0.7%
Loss before income taxes	(1,361)	(8.0)%	(4,647)	(32.3)%
Income tax expense	(41)	(0.2)%	(47)	(0.3)%
Net loss	$(1,402)	(8.2)%	$(4,694)	(32.6)%

2019 Compared to 2018

Total revenues for the year ended December 31, 2019 increased $2.6 million or 18.3% to $17.0 million from $14.4 million for the year ended December 31, 2018, primarily due to an increase in Digital product sales, partially offset by decreases in consulting services and Digital product lease and maintenance.

Digital product sales revenues increased $2.7 million or 23.0% to $14.7 million for the year ended December 31, 2019 compared to $12.0 million for the year ended December 31, 2018, primarily due to increases in the sports market, partially offset by a decrease in consulting services.

Digital product lease and maintenance revenues decreased $116,000 or 4.8% to $2.3 million for the year ended December 31, 2019 compared to $2.4 million for the year ended December 31, 2018, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2019 decreased $3.6 million to $451,000 from $4.0 million for the year ended December 31, 2018, principally due to the increase in revenues and a reduction in general and administrative expenses, partially offset by an increase in restructuring costs.

Digital product sales operating income (loss) increased $1.9 million to income of $183,000 for the year ended December 31, 2019 compared to a loss of $1.7 million for the year ended December 31, 2018, primarily due to the increase in revenues and a decrease in general and administrative expenses.  The cost of Digital product sales increased $2.2 million or 21.6%, primarily due to the increase in revenues.  The cost of Digital product sales represented 83.4% of related revenues in 2019 compared to 84.4% in 2018.  General and administrative expenses for Digital product sales decreased $1.4 million or 37.5%, primarily due to a decrease in bad debt expenses, specifically related to two customers in 2018.

Digital product lease and maintenance operating income increased $690,000 or 65.0% to $1.8 million for the year ended December 31, 2019 compared to $1.1 million for the year ended December 31, 2018, primarily as a result of decreases in general and administrative expenses and in the cost of Digital product lease and maintenance, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $459,000 or 37.2%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 33.3% of related revenues in 2019 compared to 50.6% in 2018.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $347,000 or 239.3%, primarily due to a decrease in bad debt expenses.

Corporate general and administrative expenses decreased $978,000 or 29.1% to $2.4 million for the year ended December 31, 2019 compared to $3.4 million for the year ended December 31, 2018, primarily due to decreases in payroll and expenses related to employees and directors of $670,000, consulting expenses of $355,000 and professional fees of $216,000, partially offset by an increase in restructuring costs of $306,000.

Net interest expense decreased $436,000 or 46.4% to $504,000 for the year ended December 31, 2019 compared to $940,000 for the year ended December 31, 2018, primarily due to a decrease in the average outstanding long-term debt, due to the termination of the CNH Finance Fund I, L.P. (“CNH”) loans and the SMI and SMII notes (hereinafter defined).

The loss on extinguishment of debt for the year ended December 31, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to the CNH and SM Investors loans, partially offset by the gain on the extinguishment of $35,000 of Notes.

The effective tax rate for the years ended December 31, 2019 and 2018 was an expense of 3.0% and 1.0%, respectively.  In 2019 and 2018, the Company recognized income tax expense of $41,000 and $47,000, respectively.  The income tax expense in 2019 and 2018 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $1.4 million in the year ended December 31, 2019 and had a working capital deficiency of $3.1 million as of December 31, 2019.  As of December 31, 2018, the Company had a working capital deficiency of $8.5 million.  The decrease in the working capital deficiency as compared to December 31, 2018 is primarily due to the $5.3 million of net proceeds received from the exercises of the Unilumin Warrant and the $2.4 million of net proceeds raised from the Rights Offering (hereinafter defined), which allowed us to decrease the current portion of long-term debt and accounts payable.

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

A stockholder of the Company has committed to providing additional capital of up to $2.0 million, to the extent necessary to fund operations.  Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements and to execute our operating plan.  The Company continually evaluates the need and availability of long-term capital to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $4.3 million and $1.1 million in the years ended December 31, 2019 and 2018, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $238,000 in 2019.  The decrease is primarily attributable to cash used in operating activities of $4.3 million, primarily to reduce accounts payable by $2.8 million, payments of $1.6 million to terminate term loans and payments of $1.4 million to terminate the Credit Agreement (hereinafter defined), partially offset by the net proceeds from the exercises of the Unilumin Warrant (hereinafter defined) of $5.3 million and the net proceeds from the Rights Offering (hereinafter defined) of $2.4 million.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2019 over the next five fiscal years:

In thousands	2020	2021	2022	2023	2024
Long-term debt, including interest	$2,445	$-	$-	$-	$-
Pension plan payments	641	417	490	324	212
Employment obligations	338	-	-	-	-
Estimated warranty liability	149	117	88	49	27
Operating lease payments	513	370	348	309	-
Total	$4,086	$904	$926	$682	$239

As of December 31, 2019, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the $352,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

On September 16, 2019, the Company entered into the Loan Agreement (hereinafter defined) with MidCap (hereinafter defined).  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (6.66% at December 31, 2019) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  LIBOR is expected to be discontinued after 2021.  The Loan Agreement with MidCap provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  We however can provide no assurance regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.  As of December 31, 2019, there is no balance outstanding under the Loan Agreement.

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

Pension Plan Contributions

In 2019, we made the $629,000 of minimum required contributions to the pension benefit plan.  Subsequent to December 31, 2019, we made an $85,000 contribution to the pension benefit plan.  At this time, we expect to make our minimum required contributions to the pension benefit plan in 2020 of $556,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $7,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $263,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2019.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Report of Independent Registered Public Accounting Firm                                                                                                      15

Consolidated Balance Sheets as of December 31, 2019 and 2018                                                                                             16

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018                                                    17

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018                                    17

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018                18

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018                                                   19

Notes to Consolidated Financial Statements                                                                                                                              20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-12, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

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

Hartford, CT

March 20, 2020

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31 2019	December 31 2018
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$535	$723
Receivables, net	2,381	2,271
Inventories	2,182	2,201
Prepaids and other assets	807	417
Total current assets	5,905	5,612
Long-term assets:
Rental equipment, net	927	1,310
Property, plant and equipment, net	2,284	2,180
Right of use assets	1,141	-
Goodwill	744	744
Restricted cash	850	900
Other assets	403	720
Total long-term assets	6,349	5,854
TOTAL ASSETS	$12,254	$11,466
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$945	$3,728
Accrued liabilities	6,046	6,332
Current portion of long-term debt	1,572	2,584
Current portion of long-term debt - related party	-	1,000
Current lease liabilities	284	-
Customer deposits	123	432
Total current liabilities	8,970	14,076
Long-term liabilities:
Long-term debt, less current portion	650	1,446
Long-term lease liabilities	893	-
Deferred pension liability and other	3,485	3,708
Total long-term liabilities	5,028	5,154
Total liabilities	13,998	19,230
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2019 and 2018	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2019 and 16,512 in 2018	-	3,302
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2019 and 3,652,813 in 2018; shares outstanding: 13,446,276 in 2019 and 3,624,973 in 2018	13	4
Additional paid-in-capital	41,088	30,069
Accumulated deficit	(33,164)	(31,682)
Accumulated other comprehensive loss	(6,618)	(6,394)
Treasury stock - at cost - 27,840 common shares in 2019 and 2018	(3,063)	(3,063)
Total stockholders' deficit	(1,744)	(7,764)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,254	$11,466

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

In thousands, except per share data	2019	2018
Revenues:
Digital product sales	$14,710	$11,958
Digital product lease and maintenance	2,325	2,441
Total revenues	17,035	14,399

Cost of revenues:
Cost of digital product sales	12,273	10,094
Cost of digital product lease and maintenance	775	1,234
Total cost of revenues	13,048	11,328

Gross profit	3,987	3,071
General and administrative expenses	(4,132)	(7,117)
Restructuring costs	(306)	-
Operating loss	(451)	(4,046)
Interest expense, net	(504)	(940)
(Loss) gain on foreign currency remeasurement	(130)	225
Loss on extinguishment of debt	(193)	-
Gain on sale/leaseback transaction	-	11
Pension (expense) benefit	(83)	103
Loss before income taxes	(1,361)	(4,647)
Income tax expense	(41)	(47)
Net loss	$(1,402)	$(4,694)

Loss per share - basic and diluted	$(0.13)	$(1.88)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31

In thousands	2019	2018
Net loss	$(1,402)	$(4,694)
Other comprehensive income (loss):
Unrealized foreign currency translation income (loss)	118	(205)
Change in unrecognized pension costs	(342)	(653)
Total other comprehensive loss, net of tax	(224)	(858)
Comprehensive loss	$(1,626)	$(5,552)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the year ended December 31, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(1,402)	-	-	(1,402)
Preferred stock converted to Common Stock	-	-	(16,512)	(3,302)	1,651,200	1	3,301	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	5,670,103	6	5,292	-	-	-	5,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Dividends paid on preferred stock	-	-	-	-	-	-	-	(80)	-	-	(80)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	118	-	118
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(342)	-	(342)
Balance December 31, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)

For the year ended December 31, 2018
Balance January 1, 2018	-	$-	16,512	$3,302	2,190,011	$2	$28,273	$(26,889)	$(5,536)	$(3,063)	$(3,911)
Net loss	-	-	-	-	-	-	-	(4,694)	-	-	(4,694)
Dividends paid on preferred stock	-	-	-	-	127,013	-	-	(99)	-	-	(99)
Unilumin Securities Purchase Agreement	-	-	-	-	1,315,789	2	1,498	-	-	-	1,500
Stock issued to officer in 2018	-	-	-	-	20,000	-	10	-	-	-	10
Warrants issued for financing	-	-	-	-	-	-	288	-	-	-	288
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(205)	-	(205)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(653)	-	(653)
Balance December 31, 2018	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

In thousands	2019	2018
Cash flows from operating activities
Net loss	$(1,402)	$(4,694)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	952
Amortization of right of use assets	373	-
Amortization of gain on sale/leaseback transaction	-	(11)
Amortization of deferred financing fees and debt discount	96	238
Loss on disposal of assets	32	-
Loss on extinguishment of debt	193	-
Loss (gain) on foreign currency remeasurement	130	(225)
Issuance of common stock for compensation	-	10
Bad debt expense	(93)	1,550
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	(300)
Inventories	19	(37)
Prepaids and other assets	(73)	1,206
Accounts payable	(2,783)	950
Accrued liabilities	(254)	615
Operating lease liabilities	(369)	-
Customer deposits	(309)	(703)
Deferred pension liability and other	(547)	(619)
Net cash used in operating activities	(4,337)	(1,068)
Cash flows from investing activities
Equipment manufactured for rental	(44)	-
Purchases of property, plant and equipment	(377)	(140)
Net cash used in investing activities	(421)	(140)
Cash flows from financing activities
Proceeds from long-term debt	-	1,000
Issuance of common stock	-	1,500
Proceeds from warrant exercise, net of costs	5,298	-
Proceeds from rights offering, net of costs	2,428	-
Payments of long-term debt	(3,037)	(1,483)
Payments of dividends on preferred stock	(80)	(99)
Payments for deferred financing fees	(25)	-
Payments for fees on extinguishment of debt	(62)	-
Net cash provided by financing activities	4,522	918
Effect of exchange rate changes	(2)	4
Net decrease in cash, cash equivalents and restricted cash	(238)	(286)
Cash, cash equivalents and restricted cash at beginning of year	1,623	1,909
Cash, cash equivalents and restricted cash at end of period	$1,385	$1,623
Supplemental disclosure of cash flow information:
Interest paid	$239	$555
Income taxes paid	22	26
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$3,302	$-
Warrants issued to SMI and SMII	-	288
Warrants issued to Unilumin	-	964
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$535	$723
Long-term assets
Restricted cash	850	900
Cash, cash equivalents and restricted cash at end of period	$1,385	$1,623

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

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2019	2018
Balance at beginning of year	$1,797	$235
Provisions	(97)	1,562
Write-offs	(957)	-
Balance at end of year	$743	$1,797

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  At December 31, 2019, two customers accounted for 39.8% of the balance in Accounts receivable, net.  In 2019, no customers accounted for at least 10% of our total revenues.  At December 31, 2018, one customer accounted for 18.0% of the balance in Accounts receivable, net.  In 2018, no customers accounted for at least 10% of our total revenues.

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

The Company annually evaluates the value of its goodwill on October 1 and determines if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period-specific facts and circumstances.  The Company uses the income and the market approach when testing for goodwill impairment.  The Company weighs these approaches by using a 67% factor for the income approach and a 33% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company uses a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  If the Company were to reduce its revenue projections on the reporting unit by 5.5% within the income approach, the fair value of the reporting unit would be below carrying value.  The gross profit margins used are consistent with historical margins achieved by the Company during previous years.  If there is a margin decline of 6.7% or more, the model would yield results of a fair value less than carrying amount.  The Company uses a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The impairment test for goodwill is a two-step process.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to calculate the implied fair value of the goodwill of the reporting unit by deducting the fair value of all of the individual assets and liabilities of the reporting unit from the respective fair values of the reporting unit as a whole.  To the extent the calculated implied fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 4 – Fair Value).  There was no impairment of goodwill in 2019 or 2018.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2019 or 2018.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  The Company had Restricted cash in 2019 and 2018 for letters of credit in connection with the forgivable loan ($650,000 in 2019 and 2018) and security deposits ($200,000 in 2019 and $250,000 in 2018).  During 2019, a security deposit was reduced by $50,000.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

Shipping Costs:  The costs of shipping product to our customers of $436,000 and $487,000 in 2019 and 2018, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $43,000 and $174,000 in 2019 and 2018, respectively, are included in General and administrative expenses.

Revenue recognition:  See Note 3 – Revenue Recognition.

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

Consideration of Subsequent Events:  The Company evaluated events and transactions occurring after December 31, 2019 through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.

The following new accounting pronouncements were adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  Under ASU 2016-02, a company must recognize for all leases (with the exception of leases with terms of 12 months or less) a lease liability representing a lessee's obligation to make lease payments arising from a lease and a right of use (“ROU”) asset representing the lessee's right to use, or control the use of, a specified asset for the lease term.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and an ROU asset representing its right to use the underlying asset for the lease term.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, which the Company has so elected. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard whereby an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted this standard effective January 1, 2019 using the modified retrospective method in the period of adoption.  The adoption of the standard had a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as ROU assets of $1,463,000, long-term lease liabilities of $1,127,000 and current lease liabilities of $368,000, but did not have a material impact on our Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders’ Deficit or Cash Flows.  We have analyzed our leases, implemented systems, developed processes and internal controls and updated our accounting policies to comply with the standard's adoption requirements.  The Company's rental revenue agreements were accounted for under previous lease accounting standards through December 31, 2018 and are accounted for within the scope of Topic 842 following our adoption on January 1, 2019.  Topic 842 does not significantly affect the timing of recognition or presentation of revenue for our rental contracts.  See Note 13 – Leases for further details.

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

2. Liquidity

The Company has incurred recurring losses and has a working capital deficiency.  The Company incurred a net loss of $1.4 million in 2019 and had a working capital deficiency of $3.1 million as of December 31, 2019.

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

In March and April 2019, the Company received aggregate proceeds of $8.0 million from (i) a rights offering to current shareholders under which the shareholders could purchase shares of our Common Stock at an exercise price of $1.00 per share, resulting in gross proceeds of $2.5 million (the “Rights Offering”) and (ii) the exercise of the $5.5 million warrant (the “Unilumin Warrant”) issued to Unilumin North America Inc. (“Unilumin”)  Of these proceeds, a portion was used to satisfy outstanding obligations including certain long-term debt, certain payables, certain accrued liabilities and pension obligations.  On September 16, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with MidCap Business Credit LLC (“MidCap”) as lender.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  A stockholder of the Company has committed to providing additional capital up to $2.0 million through December 31, 2020, to the extent necessary to fund operations.

Management believes that its current cash resources and cash provided by operations will be sufficient to fund its anticipated current and near-term cash requirements within one year from the date of issuance of this Form 10-K.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of December 31, 2019.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2019 and 2018, along with the reportable segment for each category:

In thousands	2019	2018
Digital product sales:
Catalog and small customized products	$13,322	$10,958
Large customized products	1,388	1,000
Subtotal	14,710	11,958
Digital product lease and maintenance:
Operating leases	1,215	1,413
Maintenance agreements	1,110	1,028
Subtotal	2,325	2,441
Total	$17,035	$14,399

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

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2019 and 2018, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2019 and 2018:

In thousands	2019	2018
Gross receivables	$3,124	$4,067
Allowance for bad debts	743	1,796
Net receivables	2,381	2,271
Contract liabilities	230	465

During the years ended December 31, 2019 and 2018, the Company recognized bad debt recovery (expense) of $97,000 and ($1.6 million), respectively.

During the years ended December 31, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$392	$891
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $843,000 and digital product lease and maintenance was $3.3 million.

The Company expects to recognize revenue on approximately 59%, 20% and 21% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

4.  Fair Value

The Company carries the cash surrender value of life insurance related to its deferred compensation arrangements at fair value.  Under ASC 820, the fair value of all assets and liabilities is determined using a three-tier fair value hierarchy.

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

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s cash surrender value of life insurance had a carrying amount of $55,000 at December 31, 2019 and 2018, and is included in Other assets in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”), using observable inputs, was $70,000 at December 31, 2019 and $77,000 at December 31, 2018.  The fair value of the Company’s 9½% Subordinated debentures due 2012 (the “Debentures”), using observable inputs, was $44,000 at December 31, 2019 and 2018.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $1.7 million at December 31, 2019 and $4.7 million at December 31, 2018.

5.  Inventories

Inventories consist of the following:

In thousands	2019	2018
Raw materials	$1,393	$1,178
Work-in-progress	512	626
Finished goods	277	397
Total inventory	$2,182	$2,201

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2019	2018
Rental equipment	$4,291	$7,109
Less accumulated depreciation	3,364	5,799
Net rental equipment	$927	$1,310

During 2019, $2.9 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2019 and 2018 was $427,000 and $706,000, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2019	2018
Machinery, fixtures and equipment	$2,884	$2,691
Leaseholds and improvements	23	12
	2,907	2,703
Less accumulated depreciation	623	523
Net property, plant and equipment	$2,284	$2,180

Equipment having net book values of $2.3 million and $2.2 million at December 31, 2019 and 2018, respectively, are pledged as collateral under various financing agreements.

During 2019 and 2018, $76,000 and $421,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2019 and 2018 was $241,000 and $246,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2019	2018
Refundable AMT credits	$275	$592
Prepaids	55	55
Deposits	73	73
Total other assets	$403	$720

9.  Taxes on Income

The components of income tax expense are as follows:

In thousands	2019	2018
Current:
Federal	$-	$-
State and local	25	25
Foreign	16	22
	$41	$47
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax expense	$41	$47

Loss before income taxes from the United States operations was $1.2 million and $4.5 million for the years ended December 31, 2019 and 2018, respectively.  Loss before income taxes from Canada was $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2019	2018
Statutory federal income tax benefit rate	21.0%	21.0%
State income taxes, net of federal benefit	2.5	4.2
Deemed dividend tax of deferred foreign income	-	0.5
Foreign income taxed at different rates	(3.6)	(1.1)
Deferred tax asset valuation allowance	285.5	(22.6)
Section 382 adjustment to deferred net operating loss	(309.3)	-
Other	0.9	(3.0)
Effective income tax benefit (expense) rate	(3.0) %	(1.0)%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2019	2018
Deferred income tax asset:
Tax credit carryforwards	$-	$30
Operating loss carryforwards	1,487	5,347
Net pension costs	2,210	2,357
Accruals	-	(3)
Allowance for bad debts	182	467
Other	148	302
Valuation allowance	(3,563)	(7,447)
	464	1,053
Deferred income tax liability:
Depreciation	345	425
Other	119	628
	464	1,053
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $4.9 million, which began to expire in 2019.  The operating loss carryforwards have been limited by changes in ownership of the Company in 2012 and 2019 as defined under Section 382 of the Internal Revenue Code.  The change in ownership as of June 26, 2012 limited our operating loss carryforwards at that time to $295,000 per year aggregating $5.9 million.  The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $3.0 million.  Subsequent losses in 2019 have increased the operating loss carryforwards.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2019 and 2018.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2019	2018
Directors fees	$1,202	$1,148
Taxes payable	1,114	1,083
Interest payable	875	731
Deferred revenues	787	1,000
Current portion of pension liability (see Note 15 – Pension Plan)	641	623
Warranty reserve	430	405
Compensation and employee benefits	336	636
Audit fees	122	148
Other	539	558
	$6,046	$6,332

A summary of the warranty reserve for the years ended December 31, 2019 and 2018 is as follows:

In thousands	2019	2018
Balance at beginning of year	$405	$322
Provisions	176	307
Deductions	(151)	(224)
Balance at end of year	$430	$405

11.  Warrant Issuances

In connection with a Securities Purchase Agreement (“SPA”) with Unilumin, the Company issued the Unilumin Warrant to purchase 5,670,103 shares of the Company’s Common Stock at an exercise price of $0.97 per share.  In 2019, Unilumin fully exercised the Unilumin Warrant, aggregating $5.5 million.  The Company received cash of $5.3 million after fees related to the exercise of this warrant.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMI Note”), the Company issued SM Investors, L.P. (“SMI”) a three-year warrant to purchase 82,500 shares of Common Stock at an exercise price of $0.01 per share.  The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $95,000, and was treated as a debt discount.  This warrant has not yet been exercised.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), the Company issued SMII a three-year warrant to purchase 167,500 shares of Common Stock at an exercise price of $0.01 per share.    The Company utilized the Black-Scholes method to calculate the fair value of this warrant at the time of issuance, which was $192,000, and was treated as a debt discount.  This warrant has not yet been exercised.

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line, which was repaid in full prior to 2016.  In connection with the agreement, the Company also issued BFI a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share, which expires on April 23, 2020.  This warrant has not yet been exercised.

In November 2012, the Board of Directors approved the issuance to two board members, George W. Schiele and Salvatore J. Zizza, of warrants to purchase 20,000 shares of Common Stock at an exercise price of $12.50 per share.  In April 2013, the Board of Directors approved the issuance to one board member, Jean Firstenberg, of warrants to purchase 2,000 shares of Common Stock at an exercise price of $12.50 per share.  These warrants became fully vested on October 2, 2016 and expired on October 2, 2018.  No expense was recorded in 2019 or 2018 related to these warrants.  These warrants did not include a potential adjustment of the strike price if the Company sold or granted any options or warrants at a price per share less than the strike price of the warrants, so they were considered indexed to the Company’s Common Stock and were accounted for as equity at the time of the grant.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2019	2018
8¼% Limited convertible senior subordinated notes due 2012	$352	$387
9½% Subordinated debentures due 2012	220	220
Revolving credit line	-	1,440
Term loans	1,000	1,590
Term loans – related party	-	1,000
Forgivable loan	650	650
Total debt	2,222	5,287
Less deferred financing costs and debt discount	-	257
Net debt	2,222	5,030
Less portion due within one year	1,572	3,584
Net long-term debt	$650	$1,446

Payments of long-term debt due for the next five years are:

In thousands	2020	2021	2022	2023	2024	Thereafter
	$1,572	$-	$-	$-	$-	$650

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (6.66% at December 31, 2019) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of December 31, 2019, there is no balance outstanding under this Loan Agreement.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended December 31, 2019.  As of December 31, 2019, the Company satisfied this covenant.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of December 31, 2019, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of December 31, 2019 and 2018, the Company had accrued $120,000 and $60,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of December 31, 2019, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of December 31, 2019 and 2018, the Company had accrued $120,000 and $60,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2019 and 2018, the Company had outstanding $352,000 and $387,000, respectively, of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2019 and 2018, the Company had accrued $300,000 and $298,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in 2019.

As of December 31, 2019 and 2018, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2019 and 2018, the Company had accrued $211,000 and $190,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has a $650,000 forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2025.  If the Company attains the employment levels required by the agreement, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (6.75% at December 31, 2019).  As of December 31, 2019 and 2018, the Company had accrued $118,000 and $71,000, respectively, of interest related to this loan, which is included in accrued liabilities in the Consolidated Balance Sheets.

On July 12, 2016, the Company entered into a credit agreement, as subsequently amended on various dates, the latest being March 1, 2019 (collectively, the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) as lender.  Under the Credit Agreement, the Company was able to borrow up to an aggregate of $4.0 million, which included (i) up to $3.0 million of a revolving loan and (ii) a $1.0 million term loan.  On April 10, 2019, the Company satisfied the Credit Agreement in full and the Credit Agreement was terminated.  The termination fee of $60,000 and the remaining debt discount of $23,000 were written off and included in loss on extinguishment of debt on the Consolidated Statements of Operations.

On June 11, 2018, the Company entered into a Subordinated Secured Promissory Note (the “SMI Note”) with SM Investors, L.P. (“SMI”), pursuant to which the Company borrowed $330,000 from SMI.  On April 17, 2019, the Company satisfied the SMI Note in full and the remaining debt discount of $53,000 was written off and included in loss on extinguishment of debt on the Consolidated Statements of Operations.

On June 11, 2018, the Company entered into another Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), pursuant to which the Company borrowed $670,000 from SMII.  On April 17, 2019, the Company satisfied the SMII Note in full and the remaining debt discount of $109,000 was written off and included in loss on extinguishment of debt on the Consolidated Statements of Operations.

13.  Leases

Certain premises are occupied under operating leases that expire at varying dates through 2023.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of $317,000.  On December 23, 2019, the Company entered into a lease for office space in Urbandale, Iowa for a two-year lease period at an initial annual rental of $28,000.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease was for a two-year lease period at an annual rental of $158,000.  In 2017, the Company extended the lease through February 1, 2019 at the same rate.  In 2018, the Company extended the lease for another year through February 1, 2020 at the same rate.  Rent expense was $608,000 and $662,000 for the years ended December 31, 2019 and 2018, respectively.

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of December 31, 2019.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

Operating leases result in the recognition of ROU assets and lease liabilities on the Consolidated Balance Sheets.  ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments.  Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more.  Lease expense is recognized on a straight-line basis over the lease term.  Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.  The primary leases we enter into with initial terms of 12 months or less are for equipment.

Supplemental information regarding leases:

2019
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,141
Current lease liabilities	284
Non-current lease liabilities	893
Total lease liabilities	1,177
Weighted average remaining lease term (years)	2.5
Weighted average discount rate	9.0%
Future minimum lease payments:
2020	$377
2021	370
2022	348
2023	295
2024	-
Thereafter	-
Total	1,390
Less: Imputed interest	213
Total lease liabilities	1,177
Less: Current lease liabilities	284
Long-term lease liabilities	$893

Supplemental cash flow information regarding leases:

In thousands	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$488
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	212

Total operating lease expense and short-term lease expense was $497,000 and $111,000 for the year ended December 31, 2019.

14.  Stockholders’ Deficit

During 2019 and 2018, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

During 2019, the Company declared cash dividends aggregating $80,000 which was paid in connection with the redemption of all of the outstanding Series B Convertible Preferred Stock (“SBCPS”).  In September 2018, the Board of Directors declared a cash dividend of $6.00 per share for each share of SBCPS (aggregating $99,000, which was paid in November 2018).  In April 2018, the Board of Directors declared a stock dividend of 7.6923 shares of Common Stock for each share of SBCPS (aggregating 127,013 common shares, which were issued in May 2018).  As of December 31, 2018, the Company had recorded accumulated unpaid dividends related to SBCPS of $41,000.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2019, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as SBCPS, none of which were outstanding, and (iii) 2,032,500 shares were not yet designated.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 260,000 and 6,260,343 at December 31, 2019 and 2018, respectively.

During 2019 and 2018, certain board members deferred payment of their director fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.  No restricted stock was issued in lieu of cash payments for directors’ fees in 2019 or 2018.

Accumulated other comprehensive loss is comprised of approximately $6.8 million and $6.5 million of unrecognized pension costs at December 31, 2019 and 2018, respectively, and $194,000 and $76,000 of unrealized foreign currency translation gains at December 31, 2019 and 2018, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial loss	Foreign currency translation gain (loss)	Total
Balances at January 1, 2018	$(5,817)	$281	$(5,536)
Actuarial loss	(653)	-	(653)
Translation loss	-	(205)	(205)
Balances at December 31, 2018	(6,470)	76	(6,394)
Actuarial loss	(342)	-	(342)
Translation gain	-	118	118
Balances at December 31, 2019	$(6,812)	$194	$(6,618)

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2019 and 2018.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2019 and 2018, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $4.1 million at December 31, 2019.

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

At December 31, 2019 and 2018, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2019	2018
Equity and index funds	69.3%	64.7%
Fixed income funds	30.7	35.3
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2019 and 2018:

In thousands	2019	2018
Level 1:
Equity and index funds	$7,028	$5,593
Fixed income funds	3,120	3,054
Total Level 1	10,148	8,647
Level 2	-	-
Level 3	-	-
Total pension plan assets	$10,148	$8,647

The funded status of the plan as of December 31, 2019 and 2018 is as follows:

In thousands	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,965	$14,320
Interest cost	501	455
Actuarial loss (gain)	1,565	(908)
Benefits paid	(773)	(902)
Projected benefit obligation at end of year	14,258	12,965

Change in plan assets:
Fair value of plan assets at beginning of year	8,647	10,130
Actual return on plan assets	1,645	(1,002)
Company contributions	629	421
Benefits paid	(773)	(902)
Fair value of plan assets at end of year	10,148	8,647

Funded status (underfunded)	$(4,110)	$(4,318)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$8,296	$7,954
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	4.30%	3.65%
Benefit obligations	3.20%	4.30%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2020, the Company expects to amortize $281,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2019 and 2018 was $14.3 million and $13.0 million, respectively.  The minimum required contribution in 2020 is expected to be $641,000, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.5 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

In 2019, we made the $629,000 of minimum required contributions to the plan, which includes the balance of the 2018 minimum required contributions.  Subsequent to December 31, 2019, we made an $85,000 contribution to the plan.  At this time, the Company is expecting to make its minimum required $556,000 of contributions remaining for 2020; however, there is no assurance that the Company will be able to make any or all such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2020	2021	2022	2023	2024
	$720	$1,229	$731	$865	$956

The following table presents the components of the net periodic pension cost for the years ended December 31, 2019 and 2018:

In thousands	2019	2018
Interest cost	$501	$455
Expected return on plan assets	(682)	(787)
Amortization of net actuarial loss	264	229
Net periodic pension cost (benefit)	$83	$(103)

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2019 and 2018:

In thousands	2019	2018
Balance at beginning of year	$7,954	$7,301
Net actuarial loss	606	882
Recognized loss	(264)	(229)
Balance at end of year	$8,296	$7,954

In addition, the Company provided unfunded supplemental retirement benefits for the retired, former Chief Executive Officer.  During 2009 the Company accrued $0.5 million for such benefits, which was settled in November 2019.  The Company does not offer any post-retirement benefits other than the pension and supplemental retirement benefits described herein.

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

The Company currently has one stock option plan.  As of December 31, 2019, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

	Number of Shares			Weighted Average Exercise Price
	Authorized	Granted	Available
Balance January 1, 2018	800	-	800	N/A
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2018	800	-	800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2019	800	-	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2019, there were no outstanding options to purchase shares.

As of December 31, 2019, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

17.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2019 and 2018:

In thousands, except per share data	2019	2018
Numerator:
Net loss, as reported	$(1,402)	$(4,694)
Dividends paid on preferred shares	(80)	(198)
Change in dividends accumulated on preferred shares	41	-
Net loss attributable to common shares	$(1,441)	$(4,892)
Denominator:
Weighted average shares outstanding	11,417	2,603
Basic and diluted loss per share	$(0.13)	$(1.88)

At December 31, 2019, there are no dividends accumulated on the Company’s SBCPS.  At December 31, 2018, dividends accumulated on the Company’s SBCPS totaled $41,000.

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

At December 31, 2019 and 2018, outstanding warrants exercisable into 260,000 and 5,680,000 shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Restructuring

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $306,000 for the year ended December 31, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  Through December 31, 2019, the Company has paid $51,000 of costs so far to relocate equipment and inventory.  Therefore, the remaining $253,000 is included in accrued liabilities in the Condensed Consolidated Balance Sheet at December 31, 2019.  These remaining costs are expected to be paid in cash in the first quarter of 2020, when the consolidation of the manufacturing facilities is completed.  There were no restructuring costs in the year ended December 31, 2018.

19.  Commitments and Contingencies

Commitments:  The Company has employment agreements with its Chief Executive Officer and its Chief Accounting Officer, which expire in October 2020.  At December 31, 2019, the aggregate commitment for future salaries, excluding bonuses, was approximately $338,000.  Contractual salaries expense was $450,000 and $338,000 for the years ended December 31, 2019 and 2018, respectively.

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

20.  Related Party Transactions

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  Unilumin now owns 52.0% of the Company’s outstanding Common Stock.  Nicholas Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.  Participants in the Rights Offering included (a) Gabelli Funds, LLC, a greater than 5% stockholder, (b) Salvatore Zizza and George Schiele, both directors of the Company, and (c) Alberto Shaio and Todd Dupee, both executive officers of the Company.

In connection with the Company’s agreement with Unilumin in 2018, the Company paid $175,000 to Durkin Law, LLC in early 2019.  In connection with Durkin Law, LLC’s representation of the Company in regards to the Loan Agreement and certain other general corporate matters later in 2019, the Company paid $26,000 to Durkin Law, LLC.  Thomas E. Durkin, principal of Durkin Law, LLC, was appointed the Company’s Executive Vice President, General Counsel & Corporate Secretary on July 30, 2019.

Yaozhong Shi, a former director of the Company, is the Chairman of Transtech LED Company Limited (“Transtech”), which is one of our primary LED suppliers.  The Company purchased $211,000 of product from Transtech in 2018.  The amount payable by the Company to Transtech was $305,000 as of December 31, 2018.

As of December 31, 2019 and 2018, the Company had outstanding payables to certain executive officers aggregating $19,000 and $427,000, respectively.

21.  Business Segment Data

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

Foreign revenues represent less than 10% of the Company’s revenues for 2019 and 2018.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2019 and 2018 and as of December 31, 2019 and 2018 were as follows:

In thousands	2019	2018
Revenues:
Digital product sales	$14,710	$11,958
Digital product lease & maintenance	2,325	2,441
Total revenues	$17,035	$14,399
Operating income (loss):
Digital product sales	$183	$(1,744)
Digital product lease & maintenance	1,752	1,062
Corporate general and administrative expenses	(2,386)	(3,364)
Total operating loss	(451)	(4,046)
Interest expense, net	(504)	(940)
(Loss) gain on foreign currency remeasurement	(130)	225
Loss on extinguishment of debt	(193)	-
Gain on sale/leaseback transaction	-	11
Pension (expense) benefit	(83)	103
Loss before income taxes	(1 361)	(4,647)
Income tax expense	(41)	(47)
Net loss	$(1 402)	$(4,694)
Assets:
Digital product sales	$8,204	$7,689
Digital product lease & maintenance	3,515	3,054
Total identifiable assets	11,719	10,743
General corporate	535	723
Total assets	$12,254	$11,466
Depreciation and amortization:
Digital product sales	$234	$234
Digital product lease & maintenance	427	706
General corporate	7	12
Total depreciation and amortization	$668	$952
Capital expenditures:
Digital product sales	$376	$140
Digital product lease & maintenance	44	-
General corporate	1	-
Total capital expenditures	$421	$140

22.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2019 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2019.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Nicholas Fazio	40	2022
Yang Liu	30	2020
George W. Schiele	88	2020
Yantao Yu	44	2022
Salvatore J. Zizza	74	2021

Directors:

Nicholas Fazio was appointed a director of the Company on November 19, 2018.  Mr. Fazio has been Director and Chief Executive Officer of Unilumin USA since 2017.  Previously, he was Senior Product Manager for Christie Digital Systems USA from 2014 to 2017 and Vice President of Engineering of McCann Systems from 1997 to 2014.  Mr. Fazio’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

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

George W. Schiele has served as a director of the Company since December 2009.  Mr. Schiele had served as Vice Chairman of the Board (a non-executive position) of the Company from September 28, 2018 through July 30, 2019 and as Chairman of the Board (a non-executive position) of the Company from September 29, 2010 through September 28, 2018.  Mr. Schiele currently serves as a trust management and private investment officer and has held such positions since 1974.  He is also President of ten other private companies, Vice President or Trustee of nine entities and President or Vice President of two Foundations.  Mr. Schiele additionally serves as Trustee of ten private trusts from 1974 through the present.  Mr. Schiele serves as an officer of two charitable foundations since 1974 and 2006 has been Managing Partner of two investment partnerships since 2008.  From 2003 until 2013 he was a Director of Connecticut Innovations, Inc., one of the nation’s five most active venture capital firms and was Chairman of its Investment Advisory and Investment Committees from 2004 until 2013, responsible during his tenure for more than 200 VC investments.  He was also a Director and officer of The Yankee Institute until 2016.  Mr. Schiele’s long experience in previous start-ups and corporate restructurings and his service to other boards of directors allow him to provide valuable contributions to the Board.

Yantao Yu was elected as a director of the Company on July 30, 2019.  Mr. Yu has been the Chief Financial Officer of ROE Visual, a subsidiary of the Unilumin Group Co. Ltd. in the United States, since September 2018.  With over 25 years of financial experience, his background includes positions as Senior Accountant and/or Controller of The Quaker Oats Company; Bostik China (a subsidiary of Total S.A [TOT]); Eton Electric; and Airwell Air-conditioning Technology (China) Co., Ltd. and Airwell Fedders North America Inc (subsidiaries of Elco Holdings, Ltd. [TASE: ELCO]).  From 1994 through 2012, he served as Chief Financial Officer of Lover Group and served as its Secretary of the Board from 2013 through August 2018.  Mr. Yu holds an Executive Master of Business Administration (EMBA) degree from the University of Minnesota and his professional certifications include CPA, CGA, CMA and FCCA.  Mr. Yu’s extensive financial experience allows him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since December 2009 and was elected Chairman of the Board (a non-executive position) of the Company on September 28, 2018.  He had served as Vice Chairman of the Board (a non-executive position) of the Company since September 29, 2010.  He currently serves as the Chairman of Zizza & Associates, LLC. and of Bethlehem Advanced Materials.  Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds.  He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds, LLC.  He has been Director of General Employment Enterprises Inc. since January 8, 2010 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003.  Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999.  Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012.  Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005 and has served as Non-Executive Chairman of Harbor BioSciences, Inc. since March 27, 2009.  He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009.  Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences.  Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board.  In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission.

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held two meetings during 2019.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  All directors attended the Annual Meeting of Stockholders.  The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

Mr. Salvatore J. Zizza, the Chairman, receives a monthly fee of $3,000.  There are currently no other fees paid to board members.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2019 and 2018, certain board members deferred payment of their fees.  In lieu of a cash payment, certain board members and former board members have agreed to receive restricted shares of Common Stock of the Company or a combination of cash and restricted shares of Common Stock of the Company, which such restricted shares shall contain a legend under the Securities Act of 1933 and shall not be transferable unless and until registered or otherwise in accordance with applicable securities laws.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Zizza serving as Chairman.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held no meetings in 2019.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  The Audit Committee held four meetings in 2019.  Members of the Audit Committee do not receive any fees for their participation.  Our Audit Committee’s responsibilities include:

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Fazio, Yu and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Each of the members of the Executive Committee qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Fazio, Yu and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the President and Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2019.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Fazio serving as Chairman.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2019.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Messrs. Fazio, Liu, Schiele, Yu and Zizza are non-employee directors of the Corporation.  The Board of Directors has determined that Messrs. Schiele and Zizza are “independent directors” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its two Audit Committee members, Messrs. Yu and Zizza, are “independent directors”.

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

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2019, Alexandro Gomez, John Hammock and Yang Liu still needed to make their Form 3 filings.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements except that the Form 4 filings for Todd Dupee, Thomas Durkin, Nicholas Fazio, George Schiele, Alberto Shaio, Yantao Yu and Salvatore Zizza were not timely filed.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age
Alberto Shaio	President and Chief Executive Officer	71
Thomas E. Durkin	Executive Vice President, General Counsel & Corporate Secretary	66
Alexandro Gomez	Senior Vice President and Chief Relationship Officer	50
John Hammock	Senior Vice President and Chief Sales & Marketing Officer	57
Todd Dupee	Senior Vice President and Chief Accounting Officer	47

Mr. Shaio was appointed President and Chief Executive Officer of the Corporation on August 9, 2018.  Previously, Mr. Shaio had served as a director of the Corporation from October 2, 2013 to July 30, 2019.  Mr. Shaio was Interim Chief Executive Officer of the Corporation from April 24, 2018 until August 8, 2018 and he served as Chief Operating Officer of the Corporation from October 6, 2014 until his appointment as President and Chief Executive Officer of the Corporation on August 8, 2018.  Prior thereto, Mr. Shaio served as President and CEO of Craftsmen Industries from January 1, 2011 through September 1, 2013 and held various posts with Farrel Corporation (Ansonia CT and Rochdale England) from 1986 until December 31, 2010, including the role of President and CEO since 2003.  Mr. Shaio was a Director of the HF Mixing Group (Germany) from 2002 until 2010.  From 1970 through 1986, Mr. Shaio was General Manager, Vice President or President of various companies such as Pavco, Filmtex (Colombia SA), and the Interamerican Investment Group.  He has served on the board of directors of New Energy Corporation, Farrel Corporation, Interactive Systems, Polifilm, Filmtex, PAVCO SA, and Harburg Freudenberg Maschinenbau GmbH (Germany) and on the Board of Advisors of Scorpion Capital.

Mr. Durkin became Executive Vice President, General Counsel & Corporate Secretary of the Corporation on July 30, 2019.  Mr. Durkin, as principal of Durkin Law, LLC, has been engaged in the private practice of law acting as counsel to numerous private and public domestic and foreign based companies for the last fifteen years, including Unilumin on an ongoing basis.  Prior to that, from 2000 to 2004, Mr. Durkin served as Vice President of Corporate Development, General Counsel and Secretary of Capital Environmental Resource, Inc., now known as Waste Services, Inc. (NASDAQ: WSII).  He also served as Area Vice President of Corporate Development of Waste Services Inc. from 1997 to 2000.  Waste Services, Inc. is a multibillion dollar publicly held international solid waste management company. In both positions he was materially involved in strategic growth transactions and financings.  Mr. Durkin was a partner at Durkin & Durkin, a New Jersey based general practice and commercial law firm.  There he was involved with various areas of practice, ranging from commercial real estate, financial services, banking, environmental, regulatory, corporate, commercial transactions and business matters.  Mr. Durkin also served as a Director of CD&L, Inc. (Nasdaq: CDV) from 1999 to 2006.  During that time, he served on the company’s audit committee and was engaged as consultant to assist the company with strategic directives and relationships with preferred stockholders.  He successfully acted as lead director on the company’s sale to Velocity Express (both publicly traded entities) for a total consideration of approximately $90 million.  He was later engaged by Velocity to restructure $120 million of debt held by its bondholders.  Mr. Durkin has served as an officer and director of several private companies and other small cap public companies and is a member of the bar of New York and New Jersey.  Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

Mr. Gomez became Senior Vice President and Chief Relationship Officer of the Corporation on September 28, 2018.  He had been Chief Revenue Officer since he had started with the Corporation in 2014.  Mr. Gomez previously worked for xclr8 Media from 2011 to 2014, Van Wagner Sports and Entertainment from 2003 to 2011, One-On-One Sports Radio Network from 2000 to 2001, Foot Locker Worldwide from 1998 to 2000 and News Corporation’s Fox Sports and Fox Video from 1992 to 1998.

Mr. Hammock became Senior Vice President and Chief Sales and Marketing Officer of the Corporation on September 28, 2018.  He had been Chief Sales Officer since he had started with the Corporation in 2016.  Mr. Hammock has extensive experience in international business development and sales with Fortune 500 accounts.  Previously he was an Executive Vice President of Sales & Marketing at Niagara Streaming Media.  Mr. Hammock has held numerous high profile Senior Vice President roles in telecom, software and manufacturing companies including Newbridge Networks, Corvis and Voxpath Networks.  As Vice President of Corvis, his team’s sales efforts were responsible for $238 million during the two-year period preceding a successful $1.6 billion IPO.  He has received numerous President Club and Circle of Excellence awards.

Mr. Dupee became Senior Vice President and Chief Accounting Officer of the Corporation effective October 1, 2018.  He had been Interim Chief Accounting Officer of the Corporation from April 26, 2018 until October 8, 2018 and Vice President of the Corporation from 2009 until October 8, 2018.  He had previously been Controller since 2004 (except when he served as Chief Financial Officer and Interim Chief Financial Officer from December 3, 2012 to May 29, 2014) and has been with the Corporation since 1994.

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than the Chief Executive Officer:

Summary Compensation Table

Annual Compensation

							Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)

						Non-Equity Incentive Plan Compensation ($)
				Stock Awards ($)	Option Awards ($)			All Other Compen- sation ($) (1)
			Bonus ($)						Total ($)
Name and Principal Position	Year	Salary ($)
Alberto Shaio	2019	299,999	-	-	-	-	-	18,000	317,999
President and Chief Executive Officer	2018	261,537	-	9,800	-	-	-	3,000	274,337

Alexandro Gomez	2019	199,998	36,198	-	-	-	-	-	236,196
Senior Vice President and Chief Relationship Officer	2018	167,767	-	-	-	-	-	-	169,767

John Hammock	2019	184,998	-	-	-	-	-	-	184,998
Senior Vice President and Chief Sales and Marketing Officer	2018	198,833	-	-	-	-	-	-	198,833

(1)       See “All Other Compensation” for further details.

All Other Compensation

During 2019 and 2018, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other (1) ($)	Total All Other Compensation ($)
Alberto Shaio	2019	-	18,000	18,000
	2018	-	3,000	3,000
Alexandro Gomez	2019	-	-	-
	2018	-	-	-
John Hammock	2019	-	-	-
	2018	-	-	-

(1)             Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2019, the Company made the minimum requirement of $629,000 of contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $285,000 is the legislated annual cap on determining the final average annual salary and $230,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Outstanding Equity Awards at Fiscal Year-End 2019

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2019.

Employment Agreements

The Corporation executed an employment agreement with Alberto Shaio, President and Chief Executive Officer, effective on October 1, 2018.  The initial two-year term expires on October 1, 2020.  The agreement provides for compensation at the annual rate of $300,000 per annum.  The agreement entitles Mr. Shaio to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Shaio leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.1 of Form 8-K dated October 4, 2018.

The Corporation executed an employment agreement with Todd Dupee, Senior Vice President and Chief Accounting Officer, effective on October 1, 2018.  The initial two-year term expires on October 1, 2020.  The agreement provides for compensation at the annual rate of $150,000 per annum.  The agreement entitles Mr. Dupee to twenty days’ paid vacation per year, a vehicle allowance, “key person” insurance, business expense reimbursement and certain employee benefits generally available to employees of the Corporation.  The agreement provides for certain severance benefits depending on whether Mr. Dupee leaves the employ of the Corporation for “Cause,” “Good Reason” or “Without Cause and for Good Reason” prior to the termination of the agreement.  The agreement contains standard non-disparagement, confidentiality and non-solicitation provisions.  The foregoing is a summary of the agreement and is qualified in its entirety by reference to the text of the agreement as filed as Exhibit 10.1 of Form 8-K dated October 26, 2018.

Potential Payments Upon Severance or Change in Control

The following table sets forth the value of the severance benefits each Named Executive Officer would be entitled to receive under their respective employment agreements, as applicable, assuming that a Change in Control and the entitlement to receive Severance Benefits occurred on December 31, 2019 (neither Mr. Durkin, Mr. Gomez nor Mr. Hammock are entitled to any severance benefits):

Severance Benefit Component	Alberto Shaio
Base Salary	$300,000
Bonus	$—
Value of Benefits	$—
Reduction to Avoid Excise Tax	$—
Equity Awards - Vested and Unvested Accelerated	$—
Total	$300,000

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

Compensation of Directors

The following table represents director compensation for 2019:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marco Elser (1)	2019	5,833	-	-	-	-	-	5,833
Nicholas Fazio	2019	-	-	-	-	-	-	-
Alan K. Greene (2)	2019	7,567	-	-	-	-	-	7,567
Yang Liu	2019	-	-	-	-	-	-	-
George W. Schiele	2019	29,750	-	-	-	-	-	29,750
Alberto Shaio (2)	2019	-	-	-	-	-	-	-
Yaozhong Shi (2)	2019	-	-	-	-	-	-	-
Yantao Yu (3)	2019	-	-	-	-	-	-	-
Salvatore J. Zizza	2019	46,950	-	-	-	-	-	46,950

(1)             Mr. Elser resigned from the Board on July 30, 2019.

(2)             Messrs. Greene, Shaio and Shi’s terms expired on July 30, 2019.

(3)             Mr. Yu was elected to the Board on July 30, 2019.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 19, 2020 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Unilumin North America Inc.	6,985,892	(1)	52.0
254 West 31st Street
New York, NY 10001

Gabelli Funds, LLC	4,288,935	(2)	31.9
GAMCO Asset Management Inc.
Teton Advisors, Inc
One Corporate Center
Rye, NY 10580-1434

Non-Employee Directors:
Nicholas J. Fazio	6,985,892	(3)	52.0
Yang Liu	-	(3)	*
George W. Schiele	168,210		1.3
Yantao Yu	-	(3)	*
Salvatore J. Zizza	125,000	(4)	*

Named Executive Officers:
Alberto Shaio	175,471		1.3
Thomas E. Durkin	-		*
Alexandro Gomez	25,000		*
John Hammock	10,000		*
Todd Dupee	40,000		*
All directors and executive officers as a group	7,529,573	(5)	56.0

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

(3)             Mr. Fazio is Director and Chief Executive Officer of Unilumin North America Inc., which owns the 6,985,892 shares, so he may be deemed a beneficial owner of the shares owned by Unilumin North America Inc.  Mr. Fazio has no pecuniary interest in these shares and disclaims any beneficial interest.  The share ownership with respect to Messrs. Liu and Yu does not include the shares held by Unilumin North America Inc.

(4)             Mr. Zizza disclaims any interest in the shares set forth in footnote 2 above.

(5)             See footnotes 3 and 4 above.

Equity Compensation Plan Information
December 31, 2019	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	800

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

For a description of the Company’s transactions with related parties, please see Note 19 to the Consolidated Financial Statements – Related Party Transactions.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP (“Marcum”) have served as our independent registered public accounting firm since December 8, 2015.  The Audit Committee of the Board of Directors has appointed Marcum as our independent registered public accounting firm for the year ending December 31, 2020.  The proposal to appoint Marcum as the independent registered public accounting firm will be approved if, at the Annual Meeting at which a quorum is present, the votes cast in favor of the proposal exceed the votes cast opposing the proposal.

There are no disagreements between management and Marcum regarding accounting principles and their application or otherwise.

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum for 2019 and 2018 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $206,000 in 2019 and $215,000 in 2018.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2019 or 2018.

Tax Fees:  Marcum did not provide any tax services in 2019 or 2018.

All Other Fees:  Marcum did not provide any non-audit services in 2019 or 2018.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2019

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

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

 (c)          Description of the Company’s securities registered pursuant to section 12 of the Securities Exchange Act on 1934.

10.1 **  Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2 **  Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3        Amended and Restated Pension Plan dated January 1, 2016 (incorporated by reference to Exhibit 10.3 of Form 10-K filed March 29, 2016).

10.4 **  Employment agreement with Alberto Shaio dated October 1, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 4, 2018).

10.5 **  Employment agreement with Todd Dupee dated October 22, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 26, 2018).

10.6        Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.7        Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.9        Loan and Security Agreement with MidCap Business Credit LLC dated as of September 16, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 20, 2019).

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

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements. *

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
President and Chief Executive Officer

	By:	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Dated: March 20, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	March 20, 2020
Salvatore J. Zizza, Chairman of the Board

/s/ Nicholas Fazio	March 20, 2020
Nicholas Fazio, Director

/s/ Yang Liu	March 20, 2020
Yang Liu, Director

/s/ George W. Schiele	March 20, 2020
George W. Schiele, Director

/s/ Yantao Yu	March 20, 2020
Yantao Yu, Director

/s/ Alberto Shaio	March 20, 2020
Alberto Shaio, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Dupee	March 20, 2020
Todd Dupee, Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)