Form 10-Q
period 2020-03-31
TRANS LUX Corp
filed 2020-08-17
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/13/20	Common Stock - $0.001 Par Value	13,474,116

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31 2020	December 31 2019
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$580	$535
Receivables, net	1,920	2,381
Inventories	2,260	2,182
Prepaids and other assets	614	807
Total current assets	5,374	5,905
Long-term assets:
Rental equipment, net	862	927
Property, plant and equipment, net	2,375	2,284
Right of use assets	1,062	1,141
Goodwill	744	744
Restricted cash	850	850
Other assets	403	403
Total long-term assets	6,296	6,349
TOTAL ASSETS	$11,670	$12,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,320	$945
Accrued liabilities	5,755	6,046
Current portion of long-term debt	2,335	1,572
Current lease liabilities	279	284
Customer deposits	124	123
Total current liabilities	9,813	8,970
Long-term liabilities:
Long-term debt, less current portion	650	650
Long-term lease liabilities	820	893
Deferred pension liability and other	3,365	3,485
Total long-term liabilities	4,835	5,028
Total liabilities	14,648	13,998
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2020 and 2019; shares outstanding: 13,446,276 in 2020 and 2019	13	13
Additional paid-in-capital	41,088	41,088
Accumulated deficit	(34,207)	(33,164)
Accumulated other comprehensive loss	(6,809)	(6,618)
Treasury stock - at cost - 27,840 common shares in 2020 and 2019	(3,063)	(3,063)
Total stockholders' deficit	(2,978)	(1,744)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,670	$12,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2020	2019
Revenues:
Digital product sales	$1,334	$3,091
Digital product lease and maintenance	579	508
Total revenues	1,913	3,599

Cost of revenues:
Cost of digital product sales	1,703	2,522
Cost of digital product lease and maintenance	186	209
Total cost of revenues	1,889	2,731

Gross profit	24	868
General and administrative expenses	(1,230)	(1,107)
Restructuring costs	39	-
Operating loss	(1,167)	(239)
Interest expense, net	(108)	(255)
Gain (loss) on foreign currency remeasurement	202	(57)
Gain on extinguishment of debt	-	52
Pension benefit (expense)	36	(18)
Loss before income taxes	(1,037)	(517)
Income tax expense	(6)	(6)
Net loss	$(1,043)	$(523)

Loss per share - basic and diluted	$(0.08)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended March 31

In thousands	2020	2019

Net loss	$(1,043)	$(523)
Other comprehensive loss:
Unrealized foreign currency translation (loss) gain	(191)	52
Total other comprehensive (loss) income, net of tax	(191)	52
Comprehensive loss	$(1,234)	$(471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 3 months ended March 31, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(1,043)	-	-	(1,043)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(191)	-	(191)
Balance March 31, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(34,207)	$(6,809)	$(3,063)	$(2,978)

For the 3 months ended March 31, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(523)	-	-	(523)
Preferred stock converted to Common Stock	-	-	(15,864)	(3,172)	1,586,400	1	3,171	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	2,061,856	2	1,998	-	-	-	2,000
Dividends paid on preferred stock	-	-	-	-	-	-	-	(73)	-	-	(73)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	52	-	52
Balance March 31, 2019	-	$-	648	$130	7,301,069	$7	$35,238	$(32,278)	$(6,342)	$(3,063)	$(6,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	3 Months Ended March 31

In thousands	2020	2019
Cash flows from operating activities
Net loss	$(1,043)	$(523)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	160
Amortization of right of use assets	79	90
Amortization of deferred financing fees and debt discount	22	63
Loss on disposal of assets	5	-
Gain on extinguishment of debt	-	(52)
(Gain) loss on foreign currency remeasurement	(202)	57
Bad debt expense (benefit)	95	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	366	(106)
Inventories	(78)	139
Prepaids and other assets	(43)	(102)
Accounts payable	375	(531)
Accrued liabilities	(280)	441
Operating lease liabilities	(78)	(88)
Customer deposits	1	(186)
Deferred pension liability and other	(121)	(114)
Net cash used in operating activities	(754)	(803)
Cash flows from investing activities
Equipment manufactured for rental	(7)	-
Purchases of property, plant and equipment	(172)	(2)
Net cash used in investing activities	(179)	(2)
Cash flows from financing activities
Proceeds from long-term debt	977	-
Proceeds from warrant exercise, net of costs	-	2,000
Payments of long-term debt	-	(1,489)
Payments for fees on extinguishment of debt	-	3
Net cash provided by financing activities	977	514
Effect of exchange rate changes	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	45	(292)
Cash, cash equivalents and restricted cash at beginning of year	1,385	1,623
Cash, cash equivalents and restricted cash at end of period	$1,430	$1,331
Supplemental disclosure of cash flow information:
Interest paid	$53	$130
Income taxes paid	15	22
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$-	$3,172
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$580	$431
Long-term assets
Restricted cash	850	900
Cash, cash equivalents and restricted cash at end of period	$1,430	$1,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The Condensed Consolidated Balance Sheet at December 31, 2019 is derived from the December 31, 2019 audited financial statements.

The following new accounting pronouncements were adopted in 2020:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350).  ASU 2017-04 simplifies the test for goodwill impairment.  As required by this standard, the Company adopted ASU 2018-07 on January 1, 2020.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the three months ended March 31, 2020 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 20, 2020.

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

Due to the onset of the coronavirus in the three months ended March 31, 2020, the Company experienced delays in shipments from suppliers in Asia, followed by a brief shutdown of our manufacturing facility in Missouri, as well as a reduction in sales orders from customers.  As a result, the Company incurred a net loss of $1.0 million in the three months ended March 31, 2020 and had a working capital deficiency of $4.4 million as of March 31, 2020.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

There is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  A stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of March 31, 2020.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2020 and 2019, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2020	March 31, 2019
Digital product sales:
Catalog and small customized products	$1,334	$3,091
Large customized products	-	-
Subtotal	1,334	3,091
Digital product lease and maintenance:
Operating leases	279	292
Maintenance agreements	300	216
Subtotal	579	508
Total	$1,913	$3,599

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2020, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $2,204,000 are as follows:  $518,000 – remainder of 2020, $496,000 – 2021, $320,000 – 2022, $249,000 – 2023, $177,000 – 2024 and $444,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2020 and December 31, 2019, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2020	December 31, 2019
Gross receivables	$2,780	$3,124
Allowance for bad debts	860	743
Net receivables	1,920	2,381
Contract liabilities	869	230

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2020	March 31, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$69	$263
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $1.6 million and digital product lease and maintenance was $2.2 million.

The Company expects to recognize revenue on approximately 63%, 18% and 19% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

Costs to Obtain or Fulfill a Customer Contract

The Company capitalizes incremental costs of obtaining customer contracts.  Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate.  Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in General and administrative expenses.

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

Note 4 – Inventories

Inventories consist of the following:

	March 31 2020	December 31 2019
In thousands
Raw materials	$1,422	$1,393
Work-in-progress	537	512
Finished goods	301	277
	$2,260	$2,182

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March 31 2020	December 31 2019
In thousands
Rental equipment	$4,298	$4,291
Less accumulated depreciation	3,436	3,364
Net rental equipment	$862	$927

Depreciation expense for rental equipment for the three months ended March 31, 2020 and 2019 was $72,000 and $106,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	March 31 2020	December 31 2019
In thousands
Machinery, fixtures and equipment	$3,039	$2,884
Leaseholds and improvements	23	23
	3,062	2,907
Less accumulated depreciation	687	623
Net property, plant and equipment	$2,375	$2,284

Machinery, fixtures and equipment having a net book value of $2.4 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2020 and 2019 was $76,000 and $54,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March 31 2020	December 31 2019
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$352	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line	977	-
Term loans	1,000	1,000
Forgivable loan	650	650
Total debt	3,199	2,222
Less deferred financing costs	214	-
Net debt	2,985	2,222
Less portion due within one year	2,335	1,572
Net long-term debt	$650	$650

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  On June 3, 2020, the Company and MidCap entered into a modification agreement to the Loan Agreement.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (6.51% at March 31, 2020) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of March 31, 2020, the balance outstanding under the Loan Agreement was $977,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended September 30, 2020.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of March 31, 2020, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of March 31, 2020 and December 31, 2019, the Company had accrued $135,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of March 31, 2020, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of March 31, 2020 and December 31, 2019, the Company had accrued $135,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2020 and December 31, 2019, the Company had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2020 and December 31, 2019, the Company had accrued $307,000 and $300,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in the three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2020 and December 31, 2019, the Company had accrued $216,000 and $211,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has a $650,000 forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2025.  If the Company attains the employment levels required by the forgivable loan, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (5.25% at March 31, 2020).  As of March 31, 2020 and December 31, 2019, the Company had accrued $129,000 and $118,000, respectively, of interest related to this loan, which is included in accrued liabilities in the Consolidated Balance Sheets.  On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  The principal balance of $650,000 was repaid on that date and the forgivable loan was satisfied in full.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2020	2019
Interest cost	$97	$125
Expected return on plan assets	(203)	(172)
Amortization of net actuarial loss	70	65
Net periodic pension (benefit) expense	$(36)	$18

As of March 31, 2020 and December 31, 2019, the Company had recorded a current pension liability of $640,000 and $641,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.3 million and $3.5 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2020 is expected to be $641,000, of which the Company has already contributed $85,000 as of March 31, 2020.  As allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2020.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

March 31 2020
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,062
Current lease liabilities – operating	279
Non-current lease liabilities - operating	820
Total lease liabilities	1,099
Weighted average remaining lease term (years)	3.4
Weighted average discount rate	9.0%
Future minimum lease payments:
Remainder of 2020	$274
2021	370
2022	348
2023	295
Thereafter	-
Total	1,287
Less: Imputed interest	188
Total lease liabilities	1,099
Less: Current lease liabilities	279
Long-term lease liabilities	$820

Supplemental cash flow information regarding leases:

For the three months ended March 31, 2020
In thousands
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$104
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense and short-term lease expense was $101,000 and $18,000, respectively, for the three months ended March 31, 2020.  Total operating lease expense and short-term lease expense was $125,000 and $32,000, respectively, for the three months ended March 31, 2019.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
In thousands, except per share data	2020	2019
Numerator:
Net loss, as reported	$(1,043)	$(523)
Change in dividends accumulated on preferred shares	-	(35)
Net loss attributable to common shares	$(1,043)	$(558)
Denominator:
Weighted average shares outstanding	13,696	4,975
Basic and diluted loss per share	$(0.08)	$(0.11)

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

At March 31, 2020, the Company had no accumulated unpaid dividends related to the Series B Convertible Preferred Stock (“SBCPS”).  At March 31, 2019, the Company had accumulated unpaid dividends of $84,000 related to the SBCPS.

As of March 31, 2020, the Company had no shares of SBCPS outstanding.  As of March 31, 2019, the Company had 648 shares of SBCPS outstanding, which were convertible into 64,800 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average share price for the period and their inclusion would have been anti-dilutive.  For each holder of the 15,864 shares of SBCPS that converted their shares into Common Stock in March 2019, the Company declared a dividend of $4.60 per share of SBCPS on March 29, 2019, aggregating $73,000, which was distributed to these former holders of the SBCPS on April 2, 2019.

As of March 31, 2020 and 2019, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of diluted loss per share because their exercise price was less than the average stock price for the period so their inclusion was dilutive.  As of March 31, 2020 and 2019, the Company had other warrants to purchase 10,000 and 3,618,247 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  The remaining warrants to purchase 10,000 shares could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

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

Note 12 – Restructuring

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $306,000 for the year ended December 31, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  Through December 31, 2019, the Company paid $51,000 of costs so far to relocate equipment and inventory.  Therefore, the remaining $253,000 was included in accrued liabilities in the Condensed Consolidated Balance Sheet at December 31, 2019.  In the three months ended March 31, 2020, the Company paid $214,000 to complete the consolidation of the manufacturing facilities and as a result, the Company reduced the accrual and recognized a gain of $39,000.  There were no restructuring costs in the three months ended March 31, 2019.

Note 13 – Related Party Transactions

The Company has the following related party transactions:

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  Unilumin owns 52.0% of the Company’s outstanding Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. The Company purchased $32,000 and $21,000 of product from Unilumin in the three months ended March 31, 2020 and 2019, respectively.  The amounts payable by the Company to Unilumin were $1,000 and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.  Participants in the Rights Offering included (a) Gabelli Funds, LLC, a greater than 5% stockholder, (b) Salvatore Zizza and George Schiele, both directors of the Company, and (c) Todd Dupee, an executive officer of the Company, and (d) Alberto Shaio, a former director and former executive officer of the Company.

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

Foreign revenues represent less than 10% of the Company’s revenues in 2020 and 2019.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31
In thousands	2020	2019
Revenues:
Digital product sales	$1,334	$3,091
Digital product lease and maintenance	579	508
Total revenues	$1,913	$3,599
Operating (loss) income:
Digital product sales	$(982)	$116
Digital product lease and maintenance	362	258
Corporate general and administrative expenses	(547)	(613)
Total operating (loss) income	(1,167)	(239)
Interest expense, net	(108)	(255)
Gain (loss) on foreign currency remeasurement	202	(57)
Gain on extinguishment of debt	-	52
Pension benefit (expense)	36	(18)
Loss before income taxes	(1,037)	(517)
Income tax expense	(6)	(6)
Net loss	$(1,043)	$(523)
	March 31 2020	December 31 2019

Assets
Digital product sales	$7,614	$8,204
Digital product lease and maintenance	3,476	3,515
Total identifiable assets	11,090	11,719
General corporate	580	535
Total assets	$11,670	$12,254

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2020 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Payment Protection Program (“PPP”) included in the SBA’s CARES Act.  The Loan Note proceeds are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  The amount of the loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On April 14, 2020, the Company accepted the resignation of Alberto Shaio, the Company’s President and Chief Executive Officer.  In connection with Mr. Shaio’s departure, the Company appointed Nicholas J. Fazio to be the Company’s Interim Chief Executive Officer.

On June 3, 2020, the Company and MidCap entered into a modification agreement to the Loan Agreement.  See Note 7 – Long-Term Debt for further details.

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”).  The CMA commenced June 15, 2020 and the initial term terminates December 31, 2020.  The CMA allows for renewal terms of 180 days each.  Under the CMA, Craftsmen shall manufacture and supply goods and provide all necessary labor, materials, management expertise, and oversight necessary to manufacture the goods at the Company’s manufacturing facility located in Hazelwood, Missouri.  The Company shall provide Craftsmen assistance to the manufacturing process, the technical details as well as the amount of goods to be produced.  The CMA provides that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and have been guaranteed by Unilumin USA LLC (“Unilumin USA”).  Unilumin USA is wholly owned by Unilumin North America, who owns 52% of the Company’s outstanding Common Stock.

In connection with the Unilumin Guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 4,000,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.

On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  See Note 7 – Long-Term Debt for further details.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$1,334	69.7%	$3,091	85.9%
Digital product lease and maintenance	579	30.3%	508	14.1%
Total revenues	1,913	100.0%	3,599	100.0%
Cost of revenues:
Cost of digital product sales	1,703	89.0%	2,522	70.1%
Cost of digital product lease and maintenance	186	9.7%	209	5.8%
Total cost of revenues	1,889	98.7%	2,731	75.9%
Gross profit	24	1.3%	868	24.1%
General and administrative and restructuring expenses	(1,191)	(62.3)%	(1,107)	(30.7)%
Operating loss	(1,167)	(61.0)%	(239)	(6.6)%
Interest expense, net	(108)	(5.6)%	(255)	(7.1)%
Gain (loss) on foreign currency remeasurement	202	10.6%	(57)	(1.6)%
Gain on extinguishment of debt	-	-%	52	1.4%
Pension benefit (expense)	36	1.9%	(18)	(0.5)%
Loss before income taxes	(1,037)	(54.2)%	(517)	(14.4)%
Income tax expense	(6)	(0.3)%	(6)	(0.1)%
Net loss	$(1,043)	(54.5)%	$(523)	(14.5)%

Total revenues for the three months ended March 31, 2020 decreased $1.7 million or 46.8% to $1.9 million from $3.6 million for the three months ended March 31, 2019, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $1.8 million or 56.8%, primarily due to a decrease in shipments as we completed the consolidation of our manufacturing facilities, followed by delays in shipments from suppliers due to the onset of the coronavirus in Asia, followed by a brief shutdown of our manufacturing facility at the onset of the coronavirus in the United States.

Digital product lease and maintenance revenues increased $71,000 or 14.0%, primarily due to an increase in display equipment maintenance agreements, partially offset by the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2020 increased $928,000 to $1.2 million from $239,000 for the three months ended March 31, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income decreased $1.1 million to a loss of $982,000 for the three months ended March 31, 2020 compared to income of $116,000 for the three months ended March 31, 2019, primarily due to the decrease in revenues and an increase in general and administrative expenses.  The cost of Digital product sales decreased $819,000 or 32.5%, primarily due to the reduction in revenues and the completion of the consolidation of our manufacturing facilities.  The cost of Digital product sales represented 127.7% of related revenues in 2020 compared to 81.6% in 2019.  This increase as a percentage of revenues is primarily due to the completion of the consolidation of our manufacturing facilities.  General and administrative expenses for Digital product sales increased $160,000 or 35.3%, primarily due to an increase in bad debt expenses.

Digital product lease and maintenance operating income increased $104,000 or 40.3%, primarily as a result of the increase in revenues as well as a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $23,000 or 11.0%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 32.1% of related revenues in 2020 compared to 41.1% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $10,000 or 24.4%, primarily due to a reduction in employees’ expenses.

Corporate general and administrative expenses decreased $66,000 or 10.8%, primarily due to a reduction in rent, legal and directors’ expenses.

Net interest expense decreased $147,000 or 57.6%, primarily due to a decrease in interest rates and the average outstanding long-term debt, primarily due to the decrease in the balance owed under revolving credit loans and the SM Investors loans.

The effective tax rate for the three months ended March 31, 2020 and 2019 was 0.6% and 1.2%, respectively.  Both the 2020 and 2019 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $1.0 million in the three months ended March 31, 2020 and had a working capital deficiency of $4.4 million as of March 31, 2020.  As of December 31, 2019, the Company had a working capital deficiency of $3.1 million.  The increase in the working capital deficiency is primarily due to increases in the current portion of long-term debt and accounts payable, as well as decreases in accounts receivable and prepaids and other assets, partially offset by a decrease in accrued liabilities.

On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  The principal balance of $650,000 was repaid from Restricted Cash on that date and the forgivable loan was satisfied in full.  The Restricted Cash is included in non-current assets and the loan is included in long-term liabilities, so there is no impact on the working capital deficiency related to the principal repayment.  The interest forgiveness of $137,000 in July will result in a reduction in interest expense and a reduction in the working capital deficiency at that time.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

There is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  A stockholder of the Company has committed to providing additional capital up to $2.0 million, to the extent necessary to fund operations.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company used cash of $754,000 and $803,000 from operating activities for the three months ended March 31, 2020 and 2019, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash increased $45,000 in the three months ended March 31, 2020 to $1.43 million at March 31, 2020 from $1.38 million at December 31, 2019.  The increase is primarily attributable to borrowings on the revolving loan of $977,000, partially offset by cash used in operating activities of $754,000 and investments in equipment for rental, property and equipment of $179,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2020 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2020 for the remainder of 2020 and over the next four fiscal years:

In thousands	Remainder of 2020	2021	2022	2023	2024
Long-term debt, including interest	$3,431	$-	$-	$-	$-
Pension plan payments	-	973	490	324	212
Employment agreement obligations	225	-	-	-	-
Estimated warranty liability	125	132	99	56	32
Operating lease payments	379	370	348	309	-
Total	$4,160	$1,475	$937	$689	$244

As of March 31, 2020, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2020 is expected to be $641,000, of which the Company has already contributed $85,000 as of March 31, 2020.  As allowed by the CARES Act, the Company has elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $7,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $245,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2020.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.           Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Company is supplementing the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 with the following risk factor:

Our results of operations may be negatively impacted by the coronavirus outbreak.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.  Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption.  The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.  The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, and delays or disruptions in our or our partners’ supply chains.  As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, and the efficiency and effect of those activities, may be negatively affected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results.  These uncertainties have, and may continue to, put pressure on global economic conditions and overall LED display spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans.  The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $352,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2020 and December 31, 2019, the Company had accrued $307,000 and $300,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2020 and December 31, 2019, the Company had accrued $216,000 and $211,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     Loan Note with Enterprise Bank and Trust dated as of April 20, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2020).

10.2     Modification Agreement to the Loan Agreement with MidCap Business Credit LLC dated as of June 3, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 9, 2020).

10.3     Contract Manufacturing Agreement with Craftsmen Industries Inc. dated June 4, 2020 and commenced June 15, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 2, 2020).

10.4     Warrant issued to Unilumin USA, LLC dated June 4, 2020, filed herewith.

31.1     Certification of Nicholas J. Fazio, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2     Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1     Certification of Nicholas J. Fazio, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Nicholas J. Fazio
Nicholas J. Fazio
Interim Chief Executive Officer

	by	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Date: August 14, 2020