Form 10-Q
period 2020-06-30
TRANS LUX Corp
filed 2020-08-18
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/17/20	Common Stock - $0.001 Par Value	13,474,116

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30 2020	December 31 2019
In thousands, except share data
		(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$248	$535
Receivables, net	1,755	2,381
Inventories	2,153	2,182
Prepaids and other assets	605	807
Total current assets	4,761	5,905
Long-term assets:
Rental equipment, net	800	927
Property, plant and equipment, net	2,322	2,284
Right of use assets	996	1,141
Goodwill	744	744
Restricted cash	650	850
Other assets	510	403
Total long-term assets	6,022	6,349
TOTAL ASSETS	$10,783	$12,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,119	$945
Accrued liabilities	5,941	6,046
Current portion of long-term debt	2,107	1,572
Current lease liabilities	286	284
Customer deposits	415	123
Total current liabilities	9,868	8,970
Long-term liabilities:
Long-term debt, less current portion	1,105	650
Long-term lease liabilities	746	893
Deferred pension liability and other	3,217	3,485
Total long-term liabilities	5,068	5,028
Total liabilities	14,936	13,998
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2020 and 2019; shares outstanding: 13,446,276 in 2020 and 2019	13	13
Additional paid-in-capital	41,182	41,088
Accumulated deficit	(35,560)	(33,164)
Accumulated other comprehensive loss	(6,725)	(6,618)
Treasury stock - at cost - 27,840 common shares in 2020 and 2019	(3,063)	(3,063)
Total stockholders' deficit	(4,153)	(1,744)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,783	$12,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended June 30		6 Months Ended June 30

In thousands, except per share data	2020	2019	2020	2019
Revenues:
Digital product sales	$1,518	$3,113	$2,852	$6,204
Digital product lease and maintenance	531	634	1,110	1,142
Total revenues	2,049	3,747	3,962	7,346

Cost of revenues:
Cost of digital product sales	2,003	2,219	3,706	4,741
Cost of digital product lease and maintenance	139	180	325	389
Total cost of revenues	2,142	2,399	4,031	5,130

Gross (loss) profit	(93)	1,348	(69)	2,216
General and administrative expenses	(1,037)	(1,313)	(2,267)	(2,420)
Restructuring costs (expense) benefit	(10)	-	29	-
Operating (loss) income	(1,140)	35	(2,307)	(204)
Interest expense, net	(155)	(80)	(263)	(335)
(Loss) gain on foreign currency remeasurement	(89)	(50)	113	(107)
Gain on extinguishment of debt	-	(245)	-	(193)
Pension benefit (expense)	37	(19)	73	(37)
Loss before income taxes	(1,347)	(359)	(2,384)	(876)
Income tax expense	(6)	(6)	(12)	(12)
Net loss	$(1,353)	$(365)	$(2,396)	$(888)

Loss per share - basic and diluted	$(0.10)	$(0.03)	$(0.17)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended June 30		6 Months Ended June 30

In thousands	2020	2019	2020	2019

Net loss	$(1,353)	$(365)	$(2,396)	$(888)
Other comprehensive loss:
Unrealized foreign currency translation gain (loss)	84	46	(107)	98
Total other comprehensive income (loss), net of tax	84	46	(107)	98
Comprehensive loss	$(1,269)	$(319)	$(2,503)	$(790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 6 months ended June 30, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(2,396)	-	-	(2,396)
Issuance of warrants	-	-	-	-	-	-	94	-	-	-	94
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(107)	-	(107)
Balance June 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(35,560)	$(6,725)	$(3,063)	$(4,153)

For the 3 months ended June 30, 2020
Balance April 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(34,207)	$(6,809)	$(3,063)	$(2,978)
Net loss	-	-	-	-	-	-	-	(1,353)	-	-	(1,353)
Issuance of warrants	-	-	-	-	-	-	94	-	-	-	94
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	84	-	84
Balance June 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(35,560)	$(6,725)	$(3,063)	$(4,153)

For the 6 months ended June 30, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(888)	-	-	(888)
Preferred stock converted to Common Stock	-	-	(15,864)	(3,172)	1,586,400	1	3,171	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	5,670,103	6	5,292	-	-	-	5,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Dividends paid on preferred stock	-	-	-	-	-	-	-	(73)	-	-	(73)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	98	-	98
Balance June 30, 2019	-	$-	648	$130	13,409,316	$13	$40,958	$(32,643)	$(6,296)	$(3,063)	$(901)

For the 3 months ended June 30, 2019
Balance April 1, 2019	-	$-	648	$130	7,301,069	$7	$35,238	$(32,278)	$(6,342)	$(3,063)	$(6,308)
Net loss	-	-	-	-	-	-	-	(365)	-	-	(365)
Preferred stock converted to Common Stock	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	3,608,247	4	3,294	-	-	-	3,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	46	-	46
Balance June 30, 2019	-	$-	648	$130	13,409,316	$13	$40,958	$(32,643)	$(6,296)	$(3,063)	$(901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	6 Months Ended June 30

In thousands	2020	2019
Cash flows from operating activities
Net loss	$(2,396)	$(888)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	320
Amortization of right of use assets	145	182
Amortization of deferred financing fees and debt discount	42	71
Loss on disposal of assets	5	-
Loss on extinguishment of debt	-	193
(Gain) loss on foreign currency remeasurement	(113)	107
Issuance of warrants	94	-
Bad debt expense	46	162
Changes in operating assets and liabilities:
Accounts receivable, net	581	(445)
Inventories	29	(332)
Prepaids and other assets	(141)	(370)
Accounts payable	174	(2,975)
Accrued liabilities	(96)	(481)
Operating lease liabilities	(145)	(179)
Customer deposits	292	378
Deferred pension liability and other	(269)	417
Net cash used in operating activities	(1,474)	(3,840)
Cash flows from investing activities
Equipment manufactured for rental	(16)	-
Purchases of property, plant and equipment	(178)	(25)
Net cash used in investing activities	(194)	(25)
Cash flows from financing activities
Proceeds from long-term debt	1,184	-
Proceeds from warrant exercise, net of costs	-	5,298
Proceeds from rights offering, net of costs	-	2,428
Payments of long-term debt	-	(3,037)
Payments of dividends on preferred stock	-	(73)
Payments for fees on extinguishment of debt	-	(62)
Net cash provided by financing activities	1,184	4,554
Effect of exchange rate changes	(3)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(487)	690
Cash, cash equivalents and restricted cash at beginning of year	1,385	1,623
Cash, cash equivalents and restricted cash at end of period	$898	$2,313
Supplemental disclosure of cash flow information:
Interest paid	$151	$267
Income taxes paid	15	22
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$-	$3,172
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$248	$1,413
Long-term assets
Restricted cash	650	900
Cash, cash equivalents and restricted cash at end of period	$898	$2,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the six months ended June 30, 2020 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 20, 2020.

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

Due to the onset of the coronavirus in the six months ended June 30, 2020, the Company experienced delays in shipments from suppliers in Asia, followed by a brief shutdown of our manufacturing facility in Missouri, as well as a reduction in sales orders from customers.  As a result, the Company incurred a net loss of $2.4 million in the six months ended June 30, 2020 and had a working capital deficiency of $5.1 million as of June 30, 2020.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of June 30, 2020.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019, along with the reportable segment for each category:

	Three months ended		Six months ended
In thousands	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Digital product sales:
Catalog and small customized products	$1,518	$3,113	$2,852	$6,204
Large customized products	-	-	-	-
Subtotal	1,518	3,113	2,852	6,204
Digital product lease and maintenance:
Operating leases	236	338	515	630
Maintenance agreements	295	296	595	512
Subtotal	531	634	1,110	1,142
Total	$2,049	$3,747	$3,962	$7,346

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At June 30, 2020, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,987,000 are as follows:  $301,000 – remainder of 2020, $496,000 – 2021, $320,000 – 2022, $249,000 – 2023, $177,000 – 2024 and $444,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of June 30, 2020 and December 31, 2019, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	June 30, 2020	December 31, 2019
Gross receivables	$2,564	$3,124
Allowance for bad debts	809	743
Net receivables	1,755	2,381
Contract liabilities	921	230

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Six months ended
In thousands	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$28	$149	$82	$350
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.6 million and digital product lease and maintenance was $2.0 million.

The Company expects to recognize revenue on approximately 71%, 14% and 15% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
In thousands
Raw materials	$1,474	$1,393
Work-in-progress	402	512
Finished goods	277	277
	$2,153	$2,182

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	June 30, 2020	December 31, 2019
In thousands
Rental equipment	$4,307	$4,291
Less accumulated depreciation	3,507	3,364
Net rental equipment	$800	$927

Depreciation expense for rental equipment for the six months ended June 30, 2020 and 2019 was $143,000 and $212,000, respectively.  Depreciation expense for rental equipment for the three months ended June 30, 2020 and 2019 was $71,000 and $106,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019
In thousands
Machinery, fixtures and equipment	$3,045	$2,884
Leaseholds and improvements	23	23
	3,068	2,907
Less accumulated depreciation	746	623
Net property, plant and equipment	$2,322	$2,284

Machinery, fixtures and equipment having a net book value of $2.3 million at June 30, 2020 and December 31, 2019 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the six months ended June 30, 2020 and 2019 was $135,000 and $108,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended June 30, 2020 and 2019 was $59,000 and $54,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$352	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line	373	-
Term loans - related party	1,000	1,000
Term loan	811	-
Forgivable loan	650	650
Total debt	3,406	2,222
Less deferred financing costs	194	-
Net debt	3,212	2,222
Less portion due within one year	2,107	1,572
Net long-term debt	$1,105	$650

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  On June 3, 2020, the Company and MidCap entered into a modification agreement to the Loan Agreement.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (6.18% at June 30, 2020) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of June 30, 2020, the balance outstanding under the Loan Agreement was $373,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended September 30, 2020.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Payment Protection Program (“PPP”) included in the SBA’s CARES Act, all of which is outstanding as of June 30, 2020.  As of June 30, 2020, the Company had accrued $2,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.    The Loan Note proceeds are forgivable after eight weeks as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  The amount of the loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of June 30, 2020, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of June 30, 2020 and December 31, 2019, the Company had accrued $150,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of June 30, 2020, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of June 30, 2020 and December 31, 2019, the Company had accrued $150,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of June 30, 2020 and December 31, 2019, the Company had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2020 and December 31, 2019, the Company had accrued $315,000 and $300,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in the six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2020 and December 31, 2019, the Company had accrued $221,000 and $211,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company has a $650,000 forgivable loan from the City of Hazelwood, Missouri.  The loan will be forgiven on a pro-rata basis if predetermined employment levels are attained and would expire on April 1, 2025.  If the Company attains the employment levels required by the forgivable loan, there is no interest due, otherwise interest accrues at a rate of prime plus 2.00% (5.25% at June 30, 2020).  As of June 30, 2020 and December 31, 2019, the Company had accrued $137,000 and $118,000, respectively, of interest related to this loan, which is included in accrued liabilities in the Consolidated Balance Sheets.  On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  The principal balance of $650,000 was repaid on that date and the forgivable loan was satisfied in full.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Interest cost	$96	$126	$193	$251
Expected return on plan assets	(204)	(173)	(407)	(345)
Amortization of net actuarial loss	71	66	141	131
Net periodic pension (benefit) expense	$(37)	$19	$(73)	$37

As of June 30, 2020 and December 31, 2019, the Company had recorded a current pension liability of $751,000 and $641,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.2 million and $3.5 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2020 is expected to be $641,000, of which the Company has already contributed $85,000 as of June 30, 2020.  As allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of June 30, 2020.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

In thousands, unless otherwise noted	June 30, 2020

Balance Sheet:
ROU assets	$996
Current lease liabilities – operating	286
Non-current lease liabilities – operating	746
Total lease liabilities	1,032
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	9.0%
Future minimum lease payments:
Remainder of 2020	183
2021	370
2022	348
2023	295
Thereafter	-
Total	1,196
Less: Imputed interest	164
Total lease liabilities	1,032
Less: Current lease liabilities	286
Long-term lease liabilities	$746

Supplemental cash flow information regarding leases:

In thousands	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$91	$194
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-	-

Total operating lease expense and short-term lease expense was $195,000 and $36,000, respectively, for the six months ended June 30, 2020.  Total operating lease expense and short-term lease expense was $94,000 and $18,000, respectively, for the three months ended June 30, 2020.  Total operating lease expense and short-term lease expense was $249,000 and $64,000, respectively, for the six months ended June 30, 2019.  Total operating lease expense and short-term lease expense was $124,000 and $32,000, respectively, for the three months ended June 30, 2019.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30		Six months ended June 30
In thousands, except per share data	2020	2019	2020	2019
Numerator:
Net loss, as reported	$(1,353)	$(365)	$(2,396)	$(888)
Change in dividends accumulated on preferred shares	-	(3)	-	(38)
Net loss attributable to common shares	$(1,353)	$(368)	$(2,396)	$(926)
Denominator:
Weighted average shares outstanding	13,696	13,226	13,696	9,123
Basic and diluted loss per share	$(0.10)	$(0.03)	$(0.17)	$(0.10)

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

At June 30, 2020, the Company had no accumulated unpaid dividends related to the Series B Convertible Preferred Stock (“SBCPS”).  At June 30, 2019, the Company had accumulated unpaid dividends of $5,000 related to the SBCPS.

As of June 30, 2020, the Company had no shares of SBCPS outstanding.  As of June 30, 2019, the Company had 648 shares of SBCPS outstanding, which were convertible into 64,800 shares of Common Stock, none of which were used in the calculation of diluted loss per share because their conversion price was greater than the average share price for the period and their inclusion would have been anti-dilutive.  For each holder of the 15,864 shares of SBCPS that converted their shares into Common Stock in March 2019, the Company declared a dividend of $4.60 per share of SBCPS on March 29, 2019, aggregating $73,000, which was distributed to these former holders of the SBCPS on April 2, 2019.

As of June 30, 2020 and 2019, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of diluted loss per share because their exercise price was less than the average stock price for the period so their inclusion was dilutive.  As of June 30, 2020 and 2019, the Company had other warrants to purchase 500,000 shares and 10,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  The remaining warrants to purchase 500,000 shares could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”).  The CMA commenced June 15, 2020 and the initial term terminates December 31, 2020.  The CMA allows for renewal terms of 180 days each.  Under the CMA, Craftsmen shall manufacture and supply goods and provide all necessary labor, materials, management expertise, and oversight necessary to manufacture the goods at the Company’s manufacturing facility located in Hazelwood, Missouri.  The Company shall provide Craftsmen assistance to the manufacturing process, the technical details as well as the amount of goods to be produced.  The CMA provides that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and have been guaranteed by Unilumin USA LLC (“Unilumin USA”).  Unilumin USA is wholly owned by Unilumin North America, who owns 52% of the Company’s outstanding Common Stock.  In connection with the Unilumin Guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.  The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%.  The Company recorded an expense of $94,000 in general and administrative expenses in June 2020.

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

Note 12 – Restructuring

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $306,000 for the year ended December 31, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  Through December 31, 2019, the Company paid $51,000 of costs to relocate equipment and inventory.  Therefore, the remaining $253,000 was included in accrued liabilities in the Condensed Consolidated Balance Sheet at December 31, 2019.  In the three and six months ended June 30, 2020, the Company paid $10,000 and $224,000, respectively, to complete the consolidation of the manufacturing facilities.  As a result, the Company adjusted the accrual and recognized restructuring costs of $10,000 in the three ended June 30, 2020 and ($29,000) in the six months ended June 30, 2020, respectively.  There were no restructuring costs in the three or six months ended June 30, 2019.

Note 13 – Related Party Transactions

The Company has the following related party transactions:

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  Unilumin owns 52.0% of the Company’s outstanding Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. The Company purchased $189,000 and $21,000 of product from Unilumin in the six months ended June 30, 2020 and 2019, respectively.  The Company purchased $156,000 and $0 of product from Unilumin in the three months ended June 30, 2020 and 2019, respectively.  The amounts payable by the Company to Unilumin were $106,000 and $0 as of June 30, 2020 and December 31, 2019, respectively.  In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  See Note 10 – Stockholders’ Deficit and Loss Per Share for further details.

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

Information about the Company’s operations in its two business segments for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2020	2019	2020	2019
Revenues:
Digital product sales	$1,518	$3,113	$2,852	$6,204
Digital product lease and maintenance	531	634	1,110	1,142
Total revenues	$2,049	$3,747	$3,962	$7,346
Operating (loss) income:
Digital product sales	$(912)	$248	$(1,894)	$364
Digital product lease and maintenance	366	415	728	673
Corporate general and administrative expenses	(594)	(628)	(1,141)	(1,241)
Total operating (loss) income	(1,140)	35	(2,307)	(204)
Interest expense, net	(155)	(80)	(263)	(335)
(Loss) gain on foreign currency remeasurement	(89)	(50)	113	(107)
Loss on debt extinguishment	-	(245)	-	(193)
Pension benefit (expense)	37	(19)	73	(37)
Loss before income taxes	(1,347)	(359)	(2,384)	(876)
Income tax expense	(6)	(6)	(12)	(12)
Net loss	$(1,353)	$(365)	$(2,396)	$(888)
	June 30, 2020	December 31, 2019
Assets
Digital product sales	$7,422	$8,204
Digital product lease and maintenance	3,113	3,515
Total identifiable assets	10,535	11,719
General corporate	248	535
Total assets	$10,783	$12,254

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2020 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2020 and 2019:

	Six months ended June 30
In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$2,852	72.0%	$6,204	84.5%
Digital product lease and maintenance	1,110	28.0%	1,142	15.5%
Total revenues	3,962	100.0%	7,346	100.0%
Cost of revenues:
Cost of digital product sales	3,706	93.5%	4,741	64.5%
Cost of digital product lease and maintenance	325	8.2%	389	5.3%
Total cost of revenues	4,031	101.7%	5,130	69.8%
Gross (loss) profit	(69)	(1.7)%	2,216	30.2%
General and administrative and restructuring expenses	(2,238)	(56.5)%	(2,420)	(33.0)%
Operating loss	(2,307)	(58.2)%	(204)	(2.8)%
Interest expense, net	(262)	(6.6)%	(335)	(4.5)%
Gain (loss) on foreign currency remeasurement	113	2.8%	(107)	(1.5)%
Loss on extinguishment of debt	-	-%	(193)	(2.6)%
Pension benefit (expense)	72	1.8%	(37)	(0.5)%
Loss before income taxes	(2,384)	(60.2)%	(876)	(11.9)%
Income tax expense	(12)	(0.3)%	(12)	(0.02)%
Net loss	$(2,396)	(60.5)%	$(888)	(18.0)%

Total revenues for the six months ended June 30, 2020 decreased $3.4 million or 46.1% to $4.0 million from $7.3 million for the six months ended June 30, 2019, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $3.4 million or 54.0% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in shipments as we completed the consolidation of our manufacturing facilities, followed by delays in shipments from suppliers due to the onset of the coronavirus in Asia, followed by a brief shutdown of our manufacturing facility at the onset of the coronavirus in the United States.

Digital product lease and maintenance revenues decreased $32,000 or 2.8% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s, partially offset by an increase in display equipment maintenance agreements.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the six months ended June 30, 2020 increased $2.1 million to $2.3 million from $204,000 for the six months ended June 30, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income (loss) decreased $2.3 million to a loss of $1.9 million for the six months ended June 30, 2020 compared to income of $364,000 for the six months ended June 30, 2019, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $1.0 million or 21.8%, primarily due to the reduction in revenues and the completion of the consolidation of our manufacturing facilities.  The cost of Digital product sales represented 129.9% of related revenues in 2020 compared to 76.4% in 2019.  This increase as a percentage of revenues is primarily due to the lack of reduction of fixed manufacturing costs despite the reduction in revenues, as well as the completion of the consolidation of our manufacturing facilities.  General and administrative expenses for Digital product sales decreased $59,000 or 5.4%, primarily due to a decrease in bad debt expenses, partially offset by an increase in marketing expenses.

Digital product lease and maintenance operating income increased $55,000 or 8.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $64,000 or 16.5%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 29.3% of related revenues in 2020 compared to 34.1% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $23,000 or 28.8%, primarily due to a reduction in employees’ expenses.

Corporate general and administrative expenses decreased $100,000 or 8.1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a reduction in employee, rent, legal and directors’ expenses, partially offset by an increase in warrant expense.

Net interest expense decreased $73,000 or 21.8% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreases in interest rates and the average outstanding long-term debt, primarily due to the decrease in the balance owed under revolving credit loans and term loans, partially offset by the increase in the balance owed under the PPP loan.

The loss on extinguishment of debt for the six months ended June 30, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to former loans from CNH and SM Investors.

The effective tax rate for the six months ended June 30, 2020 and 2019 was 0.5% and 1.4%, respectively.  Both the 2020 and 2019 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2020 and 2019:

	Three months ended June 30
In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$1,518	74.1%	$3,113	83.1%
Digital product lease and maintenance	531	25.9%	634	16.9%
Total revenues	2,049	100.0%	3,747	100.0%
Cost of revenues:
Cost of digital product sales	2,003	97.7%	2,219	59.2%
Cost of digital product lease and maintenance	139	6.8%	180	4.8%
Total cost of revenues	2,142	104.5%	2,399	64.0%
Gross (loss) profit	(93)	(4.5)%	1,348	36.0%
General and administrative and restructuring expenses	(1,047)	(51.1)%	(1,313)	(35.1)%
Operating (loss) income	(1,140)	(55.6)%	35	0.9%
Interest expense, net	(155)	(7.6)%	(80)	(2.1)%
Loss on foreign currency remeasurement	(89)	(4.3)%	(50)	(1.3)%
Loss on extinguishment of debt	-	-%	(245)	(6.6)%
Pension benefit (expense)	37	1.8%	(19)	(0.5)%
Loss before income taxes	(1,347)	(65.7)%	(359)	(9.6)%
Income tax expense	(6)	(0.3)%	(6)	(0.1)%
Net loss	$(1,353)	(66.0)%	$(365)	(9.7)%

Total revenues for the three months ended June 30, 2020 decreased $1.7 million or 45.3% to $2.0 million from $3.7 million for the three months ended June 30, 2019, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $1.6 million or 51.2% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in the sports market, principally due to coronavirus concerns.

Digital product lease and maintenance revenues decreased $103,000 or 16.2% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s, partially offset by an increase in display equipment maintenance agreements.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended June 30, 2020 decreased $1.2 million to a loss of $1.1 million from income of $35,000 for the three months ended June 30, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income (loss) decreased $1.2 million to a loss of $912,000 for the three months ended June 30, 2020 compared to income of $248,000 for the three months ended June 30, 2019, primarily due to the decrease in revenues and an increase in the cost of revenue as a percentage of revenues.  The cost of Digital product sales decreased $216,000 or 9.7%, primarily due to the decrease in revenues, offset by the completion of the consolidation of our manufacturing facilities.  The cost of Digital product sales represented 131.9% of related revenues in 2020 compared to 71.3% in 2019.  This increase as a percentage of revenues is primarily due to the lack of reduction of fixed manufacturing costs despite the reduction in revenues, as well as the completion of the consolidation of our manufacturing facilities.  General and administrative expenses for Digital product sales decreased $219,000 or 33.9%, primarily due to decreases in bad debt expenses and employees’ expenses, partially offset by an increase in marketing expenses.

Digital product lease and maintenance operating income decreased $49,000 or 11.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $41,000 or 22.8%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 26.2% of related revenues in 2020 compared to 28.4% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $13,000 or 33.3%, primarily due to a reduction in employees’ expenses.

Corporate general and administrative expenses decreased $34,000 or 5.4% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a reduction in employee, rent, legal and directors’ expenses, partially offset by an increase in warrant expense.

Net interest expense increased $75,000 or 93.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due an increase in the average outstanding long-term debt, primarily due to an increase in the balance owed under revolving credit loans and term loans including the PPP loan, partially offset by decreases in interest rates.

The loss on extinguishment of debt for the three months ended June 30, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to former loans from CNH and SM Investors.

The effective tax rate for the three months ended June 30, 2020 and 2019 was 0.4% and 1.7%, respectively.  Both the 2020 and 2019 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $2.4 million in the six months ended June 30, 2020 and had a working capital deficiency of $5.1 million as of June 30, 2020.  As of December 31, 2019, the Company had a working capital deficiency of $3.1 million.  The increase in the working capital deficiency is primarily due to increases in the current portion of long-term debt, customer deposits and accounts payable, as well as decreases in accounts receivable and prepaids and other assets, partially offset by a decrease in accrued liabilities.

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

The Company used cash of $1.5 million and $3.8 million from operating activities for the six months ended June 30, 2020 and 2019, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $487,000 in the six months ended June 30, 2020 to $898,000 at June 30, 2020 from $1.4 million at December 31, 2019.  The increase is primarily attributable to cash used in operating activities of $1.5 million and investments in equipment for rental, property and equipment of $194,000, partially offset by borrowings on the revolving loan of $1.2 million.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2020 for the remainder of 2020 and over the next four fiscal years:

In thousands	Remainder of 2020	2021	2022	2023	2024
Long-term debt, including interest	$3,041	$547	$183	$-	$-
Pension plan payments	-	973	490	324	212
Employment agreement obligations	38	-	-	-	-
Estimated warranty liability	90	142	107	63	37
Contract manufacturing agreement	63	-	-	-	-
Operating lease payments	224	370	348	309	-
Total	$3,456	$2,032	$1,128	$696	$249

As of June 30, 2020, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2020 is expected to be $641,000, of which the Company has already contributed $85,000 as of June 30, 2020.  As allowed by the CARES Act, the Company has elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $10,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $255,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at June 30, 2020.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $352,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2020 and December 31, 2019, the Company had accrued $315,000 and $300,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June30, 2020 and December 31, 2019, the Company had accrued $221,000 and $211,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

10.4     Warrant issued to Unilumin USA, LLC dated June 4, 2020 (incorporated by reference to Exhibit 10.4 of Form 10-Q filed August 14, 2020, but deemed filed August 17, 2020).

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

Date: August 18, 2020