Form 10-Q
period 2020-09-30
TRANS LUX Corp
filed 2020-11-06
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/5/20	Common Stock - $0.001 Par Value	13,474,116

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30 2020	December 31 2019
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$31	$535
Receivables, net	1,610	2,381
Inventories	1,908	2,182
Prepaids and other assets	639	807
Total current assets	4,188	5,905
Long-term assets:
Rental equipment, net	729	927
Property, plant and equipment, net	2,258	2,284
Right of use assets	928	1,141
Goodwill	744	744
Restricted cash	-	850
Other assets	417	403
Total long-term assets	5,076	6,349
TOTAL ASSETS	$9,264	$12,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$781	$945
Accrued liabilities	6,137	6,046
Current portion of long-term debt	2,539	1,572
Current lease liabilities	294	284
Customer deposits	320	123
Total current liabilities	10,071	8,970
Long-term liabilities:
Long-term debt, less current portion	319	650
Long-term lease liabilities	670	893
Deferred pension liability and other	3,069	3,485
Total long-term liabilities	4,058	5,028
Total liabilities	14,129	13,998
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2020 and 2019; shares outstanding: 13,446,276 in 2020 and 2019	13	13
Additional paid-in-capital	41,182	41,088
Accumulated deficit	(36,318)	(33,164)
Accumulated other comprehensive loss	(6,679)	(6,618)
Treasury stock - at cost - 27,840 common shares in 2020 and 2019	(3,063)	(3,063)
Total stockholders' deficit	(4,865)	(1,744)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,264	$12,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended September, 30		9 Months Ended September, 30

In thousands, except per share data	2020	2019	2020	2019
Revenues:
Digital product sales	$2,405	$3,951	$5,257	$10,155
Digital product lease and maintenance	491	521	1,601	1,663
Total revenues	2,896	4,472	6,858	11,818

Cost of revenues:
Cost of digital product sales	2,822	3,178	6,528	7,919
Cost of digital product lease and maintenance	146	195	471	584
Total cost of revenues	2,968	3,373	6,999	8,503

Gross (loss) profit	(72)	1,099	(141)	3,315
General and administrative expenses	(704)	(1,134)	(2,971)	(3,554)
Restructuring costs benefit (expense)	-	(179)	29	(179)
Operating loss	(776)	(214)	(3,083)	(418)
Interest expense, net	(100)	(67)	(363)	(402)
(Loss) gain on foreign currency remeasurement	(49)	29	64	(78)
Gain (loss) on extinguishment of debt	137	-	137	(193)
Pension benefit (expense)	37	(18)	110	(55)
Loss before income taxes	(751)	(270)	(3,135)	(1,146)
Income tax expense	(7)	(7)	(19)	(19)
Net loss	$(758)	$(277)	$(3,154)	$(1,165)

Loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.23)	$(0.11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended September, 30		9 Months Ended September, 30

In thousands	2020	2019	2020	2019

Net loss	$(758)	$(277)	$(3,154)	$(1,165)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	46	(27)	(61)	71
Total other comprehensive income (loss), net of tax	46	(27)	(61)	71
Comprehensive loss	$(712)	$(304)	$(3,215)	$(1,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

	Preferred Stock						Add'l Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Series A		Series B		Common Stock					Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 9 months ended September 30, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(3,154)	-	-	(3,154)
Issuance of warrants	-	-	-	-	-	-	94	-	-	-	94
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(61)	-	(61)
Balance September 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(36,318)	$(6,679)	$(3,063)	$(4,865)

For the 3 months ended September 30, 2020
Balance July 1, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(35,560)	$(6,725)	$(3,063)	$(4,153)
Net loss	-	-	-	-	-	-	-	(758)	-	-	(758)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	46	-	46
Balance September 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(36,318)	$(6,679)	$(3,063)	$(4,865)

For the 9 months ended September 30, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(1,165)	-	-	(1,165)
Preferred stock converted to Common Stock	-	-	(16,512)	(3,302)	1,651,200	1	3,301	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	5,670,103	6	5,292	-	-	-	5,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Dividends paid on preferred stock	-	-	-	-	-	-	-	(80)	-	-	(80)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	71	-	71
Balance September 30, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(32,927)	$(6,323)	$(3,063)	$(1,212)

For the 3 months ended September 30, 2019
Balance July 1, 2019	-	$-	648	$130	13,409,316	$13	$40,958	$(32,643)	$(6,296)	$(3,063)	$(901)
Net loss	-	-	-	-	-	-	-	(277)	-	-	(277)
Preferred stock converted to Common Stock	-	-	(648)	(130)	64,800	-	130	-	-	-	-
Dividends paid on preferred stock	-	-	-	-	-	-	-	(7)	-	-	(7)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(27)	-	(27)
Balance September 30, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(32,927)	$(6,323)	$(3,063)	$(1,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	9 Months Ended September, 30

In thousands	2020	2019
Cash flows from operating activities
Net loss	$(3,154)	$(1,165)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	480
Amortization of right of use assets	213	276
Amortization of deferred financing fees and debt discount	65	74
Loss on disposal of assets	5	-
(Gain) loss on extinguishment of debt	(137)	193
(Gain) loss on foreign currency remeasurement	(64)	78
Issuance of warrants	94	-
Bad debt expense	87	147
Changes in operating assets and liabilities:
Accounts receivable, net	685	(673)
Inventories	274	(535)
Prepaids and other assets	(82)	(794)
Accounts payable	(164)	(2,661)
Accrued liabilities	233	(642)
Operating lease liabilities	(213)	(272)
Customer deposits	197	457
Deferred pension liability and other	(417)	282
Net cash used in operating activities	(1,969)	(4,755)
Cash flows from investing activities
Equipment manufactured for rental	(17)	(26)
Purchases of property, plant and equipment	(173)	(85)
Net cash used in investing activities	(190)	(111)
Cash flows from financing activities
Proceeds from long-term debt	1,497	-
Proceeds from warrant exercise, net of costs	-	5,298
Proceeds from rights offering, net of costs	-	2,428
Payments of long-term debt	(650)	(3,037)
Payments of dividends on preferred stock	-	(80)
Payments for deferred financing fees	(40)	-
Payments for fees on extinguishment of debt	-	(62)
Net cash provided by financing activities	807	4,547
Effect of exchange rate changes	(2)	(6)
Net decrease in cash, cash equivalents and restricted cash	(1,354)	(325)
Cash, cash equivalents and restricted cash at beginning of year	1,385	1,623
Cash, cash equivalents and restricted cash at end of period	$31	$1,298
Supplemental disclosure of cash flow information:
Interest paid	$202	$267
Income taxes paid	15	22
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$-	$3,302
Warrants issued to Unilumin	$94	$-
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$31	$398
Long-term assets
Restricted cash	-	900
Cash, cash equivalents and restricted cash at end of period	$31	$1,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Other than the foregoing changes, there have been no material changes in our significant accounting policies during the nine months ended September 30, 2020 from the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 20, 2020.

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

Due to the onset of the coronavirus in the nine months ended September 30, 2020, the Company experienced delays in shipments from suppliers in Asia, followed by a brief shutdown of our manufacturing facility in Missouri, as well as a reduction in sales orders from customers.  As a result, the Company incurred a net loss of $3.2 million in the nine months ended September 30, 2020 and had a working capital deficiency of $5.9 million as of September 30, 2020.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of September 30, 2020.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019, along with the reportable segment for each category:

		Three months ended September, 30		Nine months ended September, 30

In thousands		2020	2019	2020	2019
Digital product sales:
Catalog and small customized products		$2,405	$3,951	$5,257	$10,155
Large customized products		-	-	-	-
Subtotal		2,405	3,951	5,257	10,155
Digital product lease and maintenance:
Operating leases		240	270	755	900
Maintenance agreements	`	251	251	846	763
Subtotal		491	521	1,601	1,663
Total		$2,896	$4,472	$6,858	$11,818

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At September 30, 2020, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,820,000 are as follows:  $135,000 – remainder of 2020, $496,000 – 2021, $320,000 – 2022, $249,000 – 2023, $177,000 – 2024 and $443,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of September 30, 2020 and December 31, 2019, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	September 30, 2020	December 31, 2019
Gross receivables	$2,340	$3,124
Allowance for bad debts	730	743
Net receivables	1,610	2,381
Contract liabilities	647	230

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended September, 30		Nine months ended September, 30

In thousands	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$149	$680	$82	$392
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.2 million and digital product lease and maintenance was $1.8 million.

The Company expects to recognize revenue on approximately 69%, 15% and 16% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

	September 30 2020	December 31 2019
In thousands
Raw materials	$1,194	$1,393
Work-in-progress	463	512
Finished goods	251	277
	$1,908	$2,182

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	September 30 2020	December 31 2019
In thousands
Rental equipment	$4,308	$4,291
Less accumulated depreciation	3,579	3,364
Net rental equipment	$729	$927

Depreciation expense for rental equipment for the nine months ended September 30, 2020 and 2019 was $215,000 and $318,000, respectively.  Depreciation expense for rental equipment for the three months ended September 30, 2020 and 2019 was $72,000 and $107,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	September 30 2020	December 31 2019
In thousands
Machinery, fixtures and equipment	$3,040	$2,884
Leaseholds and improvements	23	23
	3,063	2,907
Less accumulated depreciation	805	623
Net property, plant and equipment	$2,258	$2,284

Machinery, fixtures and equipment having a net book value of $2.3 million at September 30, 2020 and December 31, 2019 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the nine months ended September 30, 2020 and 2019 was $194,000 and $162,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended September 30, 2020 and 2019 was $59,000 and $54,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 30 2020	December 31 2019
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$352	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line	686	-
Term loans - related party	1,000	1,000
Term loan	811	-
Forgivable loan	-	650
Total debt	3,069	2,222
Less deferred financing costs	211	-
Net debt	2,858	2,222
Less portion due within one year	2,539	1,572
Net long-term debt	$319	$650

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  On June 3, 2020, the Company and MidCap entered into a modification agreement to the Loan Agreement.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (5.00% at September 30, 2020) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of September 30, 2020, the balance outstanding under the Loan Agreement was $686,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended September 30, 2020.  As of September 30, 2020, the Company was not in compliance with the minimum EBITDA covenant.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Payment Protection Program (“PPP”) included in the SBA’s CARES Act, all of which is outstanding as of September 30, 2020.  As of September 30, 2020, the Company had accrued $4,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The Loan Note proceeds are forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  Certain employees were not retained by the Company, so the potential amount of loan forgiveness will be reduced.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of September 30, 2020, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of September 30, 2020 and December 31, 2019, the Company had accrued $165,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of September 30, 2020, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of September 30, 2020 and December 31, 2019, the Company had accrued $165,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of September 30, 2020 and December 31, 2019, the Company had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2020 and December 31, 2019, the Company had accrued $322,000 and $300,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On February 15, 2019, holders of $35,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $200 in cash, for an aggregate payment by the Company of $7,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $52,000 in the nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2020 and December 31, 2019, the Company had accrued $226,000 and $211,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company had a $650,000 forgivable loan from the City of Hazelwood, Missouri.  The loan would have been forgiven on a pro-rata basis if predetermined employment levels were attained.  If the Company had attained the employment levels required by the forgivable loan, there would have been no interest due, otherwise interest accrued at a rate of prime plus 2.00%.  As of December 31, 2019, the Company had accrued $118,000 of interest related to this loan, which is included in accrued liabilities in the Consolidated Balance Sheets.  On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  The principal balance of $650,000 was repaid on that date and the forgivable loan was satisfied in full.  As a result of the termination, the Company recorded a gain on the extinguishment of debt of $137,000 in the three and nine months ended September 30, 2020.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Interest cost	$96	$125	$289	$376
Expected return on plan assets	(203)	(172)	(610)	(517)
Amortization of net actuarial loss	70	65	211	196
Net periodic pension (benefit) expense	$(37)	$18	$(110)	$55

As of September 30, 2020 and December 31, 2019, the Company had recorded a current pension liability of $862,000 and $641,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.1 million and $3.5 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2020 is expected to be $641,000, of which the Company has already contributed $85,000 as of September 30, 2020.  As allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of September 30, 2020.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

In thousands, unless otherwise noted	September 30 2020

Balance Sheet:
ROU assets	$928
Current lease liabilities – operating	294
Non-current lease liabilities – operating	670
Total lease liabilities	964
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	9.0%
Future minimum lease payments:
Remainder of 2020	92
2021	370
2022	348
2023	295
Thereafter	-
Total	1,105
Less: Imputed interest	141
Total lease liabilities	964
Less: Current lease liabilities	294
Long-term lease liabilities	$670

Supplemental cash flow information regarding leases:

In thousands	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$91	$285
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-	-

Total operating lease expense and short-term lease expense was $289,000 and $56,000, respectively, for the nine months ended September 30, 2020.  Total operating lease expense and short-term lease expense was $94,000 and $20,000, respectively, for the three months ended September 30, 2020.  Total operating lease expense and short-term lease expense was $374,000 and $98,000, respectively, for the nine months ended September 30, 2019.  Total operating lease expense and short-term lease expense was $125,000 and $34,000, respectively, for the three months ended September 30, 2019.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share data	2020	2019	2020	2019
Numerator:
Net loss, as reported	$(758)	$(277)	$(3,154)	$(1,165)
Change in dividends accumulated on preferred shares	-	(2)	-	(40)
Net loss attributable to common shares	$(758)	$(279)	$(3,154)	$(1,205)
Denominator:
Weighted average shares outstanding	13,696	13,650	13,696	10,648
Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.23)	$(0.11)

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

At September 30, 2020 and 2019, the Company had no accumulated unpaid dividends related to the Series B Convertible Preferred Stock (“SBCPS”).

As of September 30, 2020 and 2019, the Company had no shares of SBCPS outstanding.  For each holder of the 15,864 shares of SBCPS that converted their shares into Common Stock in March 2019, the Company declared a dividend of $4.60 per share of SBCPS on March 29, 2019, aggregating $73,000, which was distributed to these former holders of the SBCPS on April 2, 2019.  For a holder of 151 shares of SBCPS that converted its shares into Common Stock in August 2019, the Company declared a dividend of $9.50 per share of SBCPS on August 8, 2019, aggregating $1,000, which was distributed to this former holder of the SBCPS on August 8, 2019.  On August 9, 2019, the Company notified the holders of the remaining 497 shares of SBCPS that it was exercising its mandatory conversion right on the SBCPS.  As a result, each remaining outstanding share of SBCPS was converted into 100 shares of Common Stock on September 12, 2019.  The Company declared a dividend of $11.00 per share of SBCPS on September 9, 2019, aggregating $6,000, which was distributed to these former holders of the SBCPS on September 12, 2019.

As of September 30, 2020 and 2019, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of diluted loss per share because their exercise price was less than the average stock price for the period so their inclusion was dilutive.  As of September 30, 2020 and 2019, the Company had other warrants to purchase 500,000 shares and 10,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.  The remaining warrants to purchase 500,000 shares could be dilutive in the future if the average share price increases and is greater than the exercise price of these warrants.

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

Note 12 – Restructuring

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $306,000 for the year ended December 31, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  Through December 31, 2019, the Company paid $53,000 of costs to relocate equipment and inventory.  Therefore, the remaining $253,000 was included in accrued liabilities in the Condensed Consolidated Balance Sheet at December 31, 2019.  In the nine months ended September 30, 2020, the Company paid $224,000 to complete the consolidation of the manufacturing facilities.  As a result, the Company adjusted the accrual and recognized restructuring costs of ($29,000) in the nine months ended September 30, 2020.  No adjustments or payments were made in the 3 months ended September 30, 2020.  The Company recorded restructuring costs of $179,000 for the three and nine months ended September 30, 2019.

Note 13 – Related Party Transactions

The Company has the following related party transactions:

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  Unilumin owns 52.0% of the Company’s outstanding Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. The Company purchased $366,000 and $83,000 of product from Unilumin in the nine months ended September 30, 2020 and 2019, respectively.  The Company purchased $177,000 and $62,000 of product from Unilumin in the three months ended September 30, 2020 and 2019, respectively.  The amount payable by the Company to Unilumin was $215,000 as of September 30, 2020.  The Company did not owe any amount to Unilumin as of December 31, 2019.  In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  See Note 10 – Stockholders’ Deficit and Loss Per Share for further details.

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

On April 5, 2019, the Rights Offering terminated.  At the closing of the Rights Offering on April 9, 2019, the Company received gross proceeds of $2.5 million in exchange for 2,500,000 shares of Common Stock.  Participants in the Rights Offering included (a) Gabelli Funds, LLC, a greater than 5% stockholder, (b) Salvatore Zizza, a director of the Company, (c) Todd Dupee, an executive officer of the Company, and (d) George Schiele and Alberto Shaio, former directors and/or former executive officers of the Company.

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

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2020	2019	2020	2019
Revenues:
Digital product sales	$2,405	$3,951	$5,257	$10,155
Digital product lease and maintenance	491	521	1,601	1,663
Total revenues	$2,896	$4,472	$6,858	$11,818
Operating (loss) income:
Digital product sales	$(1,008)	$220	$(2,902)	$584
Digital product lease and maintenance	346	296	1,074	969
Corporate general and administrative expenses	(114)	(730)	(1,255)	(1,971)
Total operating loss	(776)	(214)	(3,083)	(418)
Interest expense, net	(100)	(67)	(363)	(402)
(Loss) gain on foreign currency remeasurement	(49)	29	64	(78)
Gain (loss) on debt extinguishment	137	-	137	(193)
Pension benefit (expense)	37	(18)	110	(55)
Loss before income taxes	(751)	(270)	(3,135)	(1,146)
Income tax expense	(7)	(7)	(19)	(19)
Net loss	$(758)	$(277)	$(3,154)	$(1,165)
	September 30 2020	December 31 2019
Assets
Digital product sales	$6,925	$8,204
Digital product lease and maintenance	2,308	3,515
Total identifiable assets	9,233	11,719
General corporate	31	535
Total assets	$9,264	$12,254

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2020 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30
In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$5,257	76.7%	$10,155	85.9%
Digital product lease and maintenance	1,601	23.3%	1,663	14.1%
Total revenues	6,858	100.0%	11,818	100.0%
Cost of revenues:
Cost of digital product sales	6,528	95.2%	7,919	67.0%
Cost of digital product lease and maintenance	471	6.9%	584	4.9%
Total cost of revenues	6,999	102.1%	8,503	71.9%
Gross (loss) profit	(141)	(2.1)%	3,315	28.1%
General and administrative and restructuring expenses	(2,942)	(42.9)%	(3,733)	(31.6)%
Operating loss	(3,083)	(45.0)%	(418)	(3.5)%
Interest expense, net	(363)	(5.3)%	(402)	(3.4)%
Gain (loss) on foreign currency remeasurement	64	1.0%	(78)	(0.7)%
Loss on extinguishment of debt	137	2.0%	(193)	(1.6)%
Pension benefit (expense)	110	1.6%	(55)	(0.5)%
Loss before income taxes	(3,135)	(45.7)%	(1,146)	(9.7)%
Income tax expense	(19)	(0.3)%	(19)	(0.2)%
Net loss	$(3,154)	(46.0)%	$(1,165)	(9.9)%

Total revenues for the nine months ended September 30, 2020 decreased $4.9 million or 42.0% to $6.9 million from $11.8 million for the nine months ended September 30, 2019, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $4.9 million or 48.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a decrease in shipments as we completed the consolidation of our manufacturing facilities, followed by delays in shipments from suppliers due to the onset of the coronavirus in Asia, followed by a brief shutdown of our manufacturing facility at the onset of the coronavirus in the United States.

Digital product lease and maintenance revenues decreased $62,000 or 3.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s, partially offset by an increase in display equipment maintenance agreements.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2020 increased $2.7 million to $3.1 million from $418,000 for the nine months ended September 30, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income (loss) decreased $3.5 million to a loss of $2.9 million for the nine months ended September 30, 2020 compared to income of $584,000 for the nine months ended September 30, 2019, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $1.4 million or 17.6%, primarily due to the reduction in revenues and the completion of the consolidation of our manufacturing facilities.  The cost of Digital product sales represented 124.2% of related revenues in 2020 compared to 78.0% in 2019.  This increase as a percentage of revenues is primarily due to the lack of reduction of fixed manufacturing costs despite the reduction in revenues, as well as the completion of the consolidation of our manufacturing facilities.  General and administrative expenses for Digital product sales decreased $21,000 or 1.3%, primarily due to a decrease in bad debt expenses and employees’ expenses, partially offset by an increase in marketing expenses.

Digital product lease and maintenance operating income increased $105,000 or 10.8% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $113,000 or 19.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 29.4% of related revenues in 2020 compared to 35.1% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $54,000 or 49.1%, primarily due to a reduction in employees’ expenses.

Corporate general and administrative expenses decreased $716,000 or 36.3% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a reduction in relocation, employee, rent, legal and directors’ expenses, partially offset by an increase in warrant expense.

Net interest expense decreased $39,000 or 9.7% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in interest rates and the average outstanding long-term debt, primarily due to the decrease in the balance owed under revolving credit loans and term loans, partially offset by the increase in the balance owed under the PPP loan.

The gain on extinguishment of debt for the nine months ended September 30, 2020 represented the reversal of accrued interest on the Hazelwood loan, which was terminated in July 2020.  The loss on extinguishment of debt for the nine months ended September 30, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to former loans from CNH and SM Investors.

The effective tax rate for the nine months ended September 30, 2020 and 2019 was 0.6% and 1.7%, respectively.  Both the 2020 and 2019 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2020 and 2019:

	Three months ended September 30
In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$2,405	83.0%	$3,951	88.3%
Digital product lease and maintenance	491	17.0%	521	11.7%
Total revenues	2,896	100.0%	4,472	100.0%
Cost of revenues:
Cost of digital product sales	2,822	97.4%	3,178	71.0%
Cost of digital product lease and maintenance	146	5.1%	195	4.4%
Total cost of revenues	2,968	102.5%	3,373	75.4%
Gross (loss) profit	(72)	(2.5)%	1,099	24.6%
General and administrative and restructuring expenses	(704)	(24.3)%	(1,313)	(29.4)%
Operating loss	(776)	(26.8)%	(214)	(4.8)%
Interest expense, net	(100)	(3.4)%	(67)	(1.5)%
(Loss) gain on foreign currency remeasurement	(49)	(1.7)%	29	0.7%
Gain on extinguishment of debt	137	4.7%	-	-%
Pension benefit (expense)	37	1.3%	(18)	(0.4)%
Loss before income taxes	(751)	(25.9)%	(270)	(6.0)%
Income tax expense	(7)	(0.3)%	(7)	(0.2)%
Net loss	$(758)	(26.2)%	$(277)	(6.2)%

Total revenues for the three months ended September 30, 2020 decreased $1.6 million or 35.2% to $2.9 million from $4.5 million for the three months ended September 30, 2019, primarily due to a decrease in Digital product sales.

Digital product sales revenues decreased $1.5 million or 39.1% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a decrease in the sports market, principally due to coronavirus concerns.

Digital product lease and maintenance revenues decreased $30,000 or 5.8% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended September 30, 2020 increased $562,000 to $776,000 from $214,000 for the three months ended September 30, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income (loss) decreased $1.2 million to a loss of $1.0 million for the three months ended September 30, 2020 compared to income of $220,000 for the three months ended September 30, 2019, primarily due to the decrease in revenues and an increase in the cost of revenue as a percentage of revenues.  The cost of Digital product sales decreased $356,000 or 11.2%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 117.3% of related revenues in 2020 compared to 80.4% in 2019.  This increase as a percentage of revenues is primarily due to the lack of reduction of fixed manufacturing costs despite the reduction in revenues.  General and administrative expenses for Digital product sales increased $38,000 or 6.9%, primarily due to an increase in bad debt expenses, partially offset by a decrease in employees’ expenses.

Digital product lease and maintenance operating income increased $50,000 or 16.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses, partially offset by the decrease in revenues.  The cost of Digital product lease and maintenance decreased $49,000 or 25.1%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 29.7% of related revenues in 2020 compared to 37.4% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $31,000 or 103.3%, primarily due to a reduction in employees’ expenses and bad debt expenses.

Corporate general and administrative expenses decreased $616,000 or 84.4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a reduction in employee, rent, legal and directors’ expenses.

Net interest expense increased $33,000 or 49.3% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due an increase in the average outstanding long-term debt, primarily due to an increase in the balance owed under revolving credit loans and term loans including the PPP loan, partially offset by decreases in interest rates.

The gain on extinguishment of debt for the three months ended September 30, 2020 represented the reversal of accrued interest on the Hazelwood loan, which was terminated in July 2020.

The effective tax rate for the three months ended September 30, 2020 and 2019 was 0.9% and 2.6%, respectively.  Both the 2020 and 2019 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $3.2 million in the nine months ended September 30, 2020 and had a working capital deficiency of $5.9 million as of September 30, 2020.  As of December 31, 2019, the Company had a working capital deficiency of $3.1 million.  The increase in the working capital deficiency is primarily due to increases in the current portion of long-term debt, customer deposits and accrued liabilities, as well as decreases in receivables, cash, inventories and prepaids and other assets, partially offset by a decrease in accounts payable.

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

The Company used cash of $2.0 million and $4.8 million from operating activities for the nine months ended September 30, 2020 and 2019, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain manufacturing and administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $1.4 million in the nine months ended September 30, 2020 to $31,000 at September 30, 2020 from $1.4 million at December 31, 2019.  The decrease is primarily attributable to cash used in operating activities of $2.0 million, paydown of $650,000 on the Hazelwood loan and investments in equipment for rental, property and equipment of $190,000, partially offset by borrowing on the revolving loan of $686,000 and proceeds from the PPP loan of $811,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2020 for the remainder of 2020 and over the next four fiscal years:

In thousands	Remainder of 2020	2021	2022	2023	2024
Long-term debt, including interest	$3,247	$547	$183	$-	$-
Pension plan payments	-	973	490	324	212
Employment agreement obligations	-	-	-	-	-
Estimated warranty liability	47	152	116	70	44
Contract manufacturing agreement	32	-	-	-	-
Operating lease payments	112	370	348	309	-
Total	$3,438	$2,042	$1,137	$703	$256

As of September 30, 2020, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $7,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $262,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2020.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $352,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2020 and December 31, 2019, the Company had accrued $322,000 and $300,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2020 and December 31, 2019, the Company had accrued $226,000 and $211,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

31.1     Certification of Nicholas J. Fazio, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2     Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1     Certification of Nicholas J. Fazio, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: November 6, 2020