Form 10-K
period 2020-12-31
TRANS LUX Corp
filed 2021-04-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

2020 Form 10-K Cover Page Continued

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2020, was approximately $789,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 14, 2021, was 13,446,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2020 Form 10-K Annual Report

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

DIGITAL DISPLAY PRODUCTS

The Company’s LED display systems include the latest features and functionality.  The Company’s product line of high-performance state-of-the-art digital display products and controllers are used to show full-color video and messages in virtually any configuration and application.  The products are used by sports arenas and stadiums; financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, racetracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications.  All sales and service, including fixed digit scoreboards, related to sports are sold through our wholly owned subsidiary, FairPlay Corporation, capitalizing on a well-recognized brand name that has been servicing this segment for over 85 years.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2020 and 2019 was approximately $2.1 million and $967,000, respectively.  The December 31, 2020 backlog is expected to be recognized as sales in 2021, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

Internationally, the Company uses a combination of internal salespeople and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2020 and 2019.

In 2020 and 2019, no customers accounted for at least 10% of the Company’s total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facility is located in Hazelwood, Missouri.  The production facility consists principally of the manufacturing, assembly and testing of digital product units and related components. The Company performs most subassembly and final assembly of its digital display products.

All product lines are design engineered by the Company and controlled throughout the manufacturing process.  The Company has the ability to produce very large sheet metal fabrications, cable assemblies and surface mount and through-hole designed assemblies.  Some of the subassembly and final assembly processes are outsourced.  The Company’s production of many of the subassemblies and final assemblies gives the Company the control opportunity needed for on-time delivery to its customers.

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

EMPLOYEES

The Company had approximately 20 employees as of March 1, 2021, none of whom is unionized.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with MidCap, there would be a significant adverse impact on our financial position and operating results.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  During the years ended December 31, 2020 and 2019, we incurred losses of $4.8 million and $1.4 million, respectively, and our revenues decreased from $17.0 million in the year ended December 31, 2019 to $9.4 million in the year ended December 31, 2020.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2020, we had outstanding debt of approximately $2.8 million, of which $2.5 million of which was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $572,000 of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  As of December 31, 2020, we had cash and cash equivalents of $43,000 and there can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

OUR PAYCHECK PROTECTION PROGRAM LOAN MAY NOT BE FORGIVEN IN PART OR AT ALL

The proceeds of our loan under the Paycheck Protection Program (“PPP”) may be forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  Certain employees were not retained by the Company, so the potential amount of loan forgiveness may be reduced, in whole or in part.

WE MAY NOT MEET OUR LOAN COVENANTS

The Loan Agreement with MidCap contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended March 31, 2021.  If we are not able to attain the EBITDA amounts required by the covenant, MidCap may exercise certain remedies, including termination of the Loan Agreement, which would have a significant adverse impact on our financial position and operating results.

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

As of December 31, 2020, we had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2020, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

WE ARE DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our Chief Executive Officer, Nicholas J. Fazio, plays a significant role in our success and the loss of his services could have an adverse effect on us.  We have no employment agreement with Mr. Fazio and there can be no assurance that we would be able to find a suitable replacement for Mr. Fazio.  We believe that in addition to Mr. Fazio, there is a core group of executives that also plays a significant role in our success.

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

OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED BY THE CORONAVIRUS OUTBREAK

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

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2021 operating plans.  The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of April 14, 2021, one stockholder, Unilumin North America Inc. (“Unilumin”), owns approximately 52.0% of our Common Stock and beneficially owns approximately 53.7% of our Common Stock.  In addition, three of the Company’s four directors are employed by Unilumin or other entities affiliated with Unilumin.  Accordingly, such stockholder could exert significant control over any potential stockholder actions. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 135 East 57th Street, 14th Floor, New York, New York, at an annual rental of $7,000, which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $375,000, which is being used for manufacturing operations.  The Company leases a facility in Urbandale, Iowa, at an annual rental of $28,000, which is used for sales and administrative operations.

The aggregate property rent expense was $460,000 and $608,000 for the years ended December 31, 2020 and 2019, respectively.

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

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)             The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  Sales price information is set forth in Item 5(d) below.  The Company had approximately 86 holders of record of its Common Stock as of April 14, 2021.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.  The Board of Directors did not declare any cash dividends on Common Stock during 2020 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  In addition, the Company’s loan agreement with MidCap restricts the payment of dividends.

(b)             Not applicable.

(c)             The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2020.

ITEM 6.                  REMOVED AND RESERVED

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $656,000 carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2020 impairment analysis included a renewal rate estimate of 92.1% and a CPI rate change of approximately 1.5%, which were the actual average rates for the two-year period ended December 31, 2020.  Based on these assumptions, the cash flow model determined a fair value of $7.8 million, exceeding its carrying value by 1087%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $182,000.  For every 0.1-percentage-point change in the CPI rate, the valuation would change by approximately $16,000.

Rental equipment is comprised of installed digital products on lease primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s still in operation.  Current contracts have an average age of 21.0 years from their installation dates through the expiration of their current terms.

Goodwill:  The Company evaluates goodwill for possible impairment annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company had $744,000 of goodwill related to its digital product sales reporting unit.  The Company used the income and the market approach to test for impairment of its goodwill, and considers other factors including economic trends and our market capitalization relative to net book value.  The Company weighed these approaches by using a 90% factor for the income approach and a 10% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company used a discounted cash flow model to determine the fair value under the income approach which contemplates an overall weighted average revenue growth rate.  The Company used a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The October 1, 2020 annual review indicated that the fair value of the reporting unit did not exceed the carrying value.  Therefore, there was an impairment of goodwill related to our digital product sales reporting unit.  As a result, the Company wrote off the $744,000 of goodwill in the year ended December 31, 2020.

Restricted Cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  In May 2017, the Company deposited $650,000 in a savings account as collateral for a letter of credit in favor of the City of Hazelwood, Missouri as collateral for a forgivable loan.  In July 2020, the loan was terminated and the restricted cash was used to pay off the loan in full.

In July 2016, the Company deposited $400,000 in a savings account as collateral for a letter of credit in favor of the landlord at its Hazelwood, Missouri manufacturing facility as a security deposit.  In October 2017, the security deposit was reduced by $100,000 to $300,000, in October 2018, the security deposit was reduced by $50,000 to $250,000, and in October 2019, the security deposit was reduced by an additional $50,000 to $200,000, so the related letter of credit and savings account deposit were also reduced.  Due to cash constraints in 2020 due to the COVID-19 pandemic, the landlord allowed the Company to apply the security deposit against current rent payments, so the security deposit was reduced from $200,000 to zero.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax charges in unrecognized pension liability of $755,000 and $342,000 in 2020 and 2019, respectively, in other comprehensive loss.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2020, plan assets were invested 31.8% in fixed income contracts and 68.2% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2020, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 3.20%.  The net periodic cost for 2021 will be based on the December 31, 2020 valuation.  The defined benefit pension plan periodic benefit (cost) was $111,000 and ($83,000) in 2020 and 2019, respectively.  At December 31, 2020, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $20,000/($32,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2020 and 2019.  In 2020, we made contributions of $85,000 of the plan.  As allowed by the CARES Act, the Company elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.  Subsequent to December 31, 2020, the Company made $56,000 of contributions to the plan.  At this time, we expect to make our remaining minimum required contributions in 2021 of $1.0 million; however, there is no assurance that we will be able to make any or all of such remaining payments.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2020 and 2019:

In thousands, except percentages	2020		2019
Revenues:
Digital product sales	$7,378	78.1%	$14,710	86.4%
Digital product lease and maintenance	2,067	21.9%	2,325	13.6%
Total revenues	9,445	100.0%	17,035	100.0%
Cost of revenues:
Cost of digital product sales	9,525	100.9%	12,273	72.1%
Cost of digital product lease and maintenance	628	6.6%	775	4.5%
Total cost of revenues	10,153	107.5%	13,048	76.6%
Gross (loss) profit from operations	(708)	(7.5)%	3,987	23.4%
General and administrative expenses	(3,908)	(41.4)%	(4,438)	(26.0)%
Operating loss	(4,616)	(39.1)%	(451)	(2.6)%
Interest expense, net	(425)	(4.5)%	(504)	(3.0)%
Loss on foreign currency remeasurement	(57)	(0.6)%	(130)	(0.8)%
Gain (loss) on extinguishment of debt	137	1.4%	(193)	(1.1)%
Pension benefit (expense)	111	1.2%	(83)	(0.5)%
Loss before income taxes	(4,850)	(41.6)%	(1,361)	(8.0)%
Income tax benefit (expense)	7	0.1%	(41)	(0.2)%
Net loss	$(4,843)	(41.5)%	$(1,402)	(8.2)%

2020 Compared to 2019

Total revenues for the year ended December 31, 2020 decreased $7.6 million or 44.6% to $9.4 million from $17.0 million for the year ended December 31, 2019, primarily due to decreases in Digital product sales.

Digital product sales revenues decreased $7.3 million or 49.8% to $7.4 million for the year ended December 31, 2020 compared to $14.7 million for the year ended December 31, 2019, primarily due to the onset of the coronavirus pandemic.

Digital product lease and maintenance revenues decreased $258,000 or 11.1% to $2.1 million for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2020 increased $4.2 million to $4.6 million from $451,000 for the year ended December 31, 2019, principally due to the decrease in revenues and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating income (loss) decreased $5.4 million to a loss of $5.2 million for the year ended December 31, 2020 compared to income of $183,000 for the year ended December 31, 2019, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $2.7 million or 22.4%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 129.1% of related revenues in 2020 compared to 83.4% in 2019.  General and administrative expenses for Digital product sales increased $768,000 or 34.1%, primarily due to the write-off of goodwill and an increase in marketing expenses, partially offset by a decrease in bad debt expenses and employees’ expenses.

Digital product lease and maintenance operating income decreased $363,000 or 20.7% to $1.4 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019, primarily due to a decrease in the cost of Digital product lease and maintenance and a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $147,000 or 19.0%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 30.4% of related revenues in 2020 compared to 33.3% in 2019.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance increased $252,000 to $50,000 for the year ended December 31, 2020, primarily due to an increase in bad debt expenses.

Corporate general and administrative expenses decreased $1.6 million or 65.0% to $836,000 for the year ended December 31, 2020 compared to $2.4 million for the year ended December 31, 2019, primarily due to a reduction in relocation, employee, rent, legal and directors’ expenses, partially offset by an increase in warrant expense.

Net interest expense decreased $79,000 or 15.7% to $425,000 for the year ended December 31, 2020 compared to $504,000 for the year ended December 31, 2019, primarily due to decreases in interest rates and the average outstanding long-term debt, primarily due to the decrease in the balance owed under revolving credit loans and term loans, partially offset by the new borrowing under the Paycheck Protection Program (“PPP”) loan.

The gain on extinguishment of debt for the year ended December 31, 2020 represented the reversal of accrued interest on the Hazelwood loan, which was terminated in July 2020.  The loss on extinguishment of debt for the year ended December 31, 2019 represented the write-off of the remaining debt discount costs and the termination fees related to the CNH and SM Investors loans, partially offset by the gain on the extinguishment of $35,000 of Notes.

The effective tax rate for the years ended December 31, 2020 and 2019 was a benefit (expense) of 0.1% and (3.0%), respectively.  In 2020 and 2019, the Company recognized income tax benefit (expense) of $7,000 and ($41,000), respectively.  The income tax expense in 2020 and 2019 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $4.8 million in the year ended December 31, 2020 and had a working capital deficiency of $6.3 million as of December 31, 2020.  As of December 31, 2019, the Company had a working capital deficiency of $3.1 million.  The increase in the working capital deficiency as compared to December 31, 2019 is primarily due to increases in the current portion of long-term debt, customer deposits and accounts payable, as well as decreases in receivables, cash, inventories and prepaids and other assets, partially offset by a decrease in accrued liabilities.

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

Management believes there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-K.  The Company continually evaluates the need and availability of long-term capital to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $1.9 million and $4.3 million in the years ended December 31, 2020 and 2019, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash decreased $1.3 million in 2020.  The decrease is primarily attributable to cash used in operating activities of $1.9 million, the paydown of $650,000 on the Hazelwood loan and investments in equipment for rental, property and equipment of $190,000, partially offset by borrowing on the revolving loan of $612,000 and proceeds from the PPP loan of $811,000.  The Company will apply for forgiveness of all or some of the PPP loan.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2020 over the next five fiscal years:

In thousands	2021	2022	2023	2024	2025
Long-term debt, including interest	$3,686	$270	$-	$-	$-
Pension plan payments	1,008	406	355	248	114
Employment obligations	-	-	-	-	-
Estimated warranty liability	164	127	79	51	17
Operating lease payments	375	348	309	-	-
Total	$5,233	$1,151	$743	$299	$131

As of December 31, 2020, the Company still had outstanding $352,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  On January 15, 2021, the Company agreed to an exchange with a holder of $50,000 of Notes, under which agreement the Company paid $20,000 to the holder in exchange for the principal and the holder forgive any accrued interest.  The Company continues to consider future exchanges of the $302,000 of remaining Notes and $220,000 of remaining Debentures, but has no agreements, commitments or understandings with respect to any further exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

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

Pension Plan Contributions

The minimum required pension plan contribution for 2020 was $641,000, of which the Company contributed $85,000.  As allowed by the CARES Act, the Company elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.  Subsequent to December 31, 2020, the Company made $56,000 of contributions to the pension benefit plan.  At this time, we expect to make our minimum required contributions to the pension benefit plan in 2021 of $1.0 million; however, there is no assurance that we will be able to make any or all of such remaining payments. See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $6,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $269,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2020.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

Report of Independent Registered Public Accounting Firm                                                                                                          16

Consolidated Balance Sheets as of December 31, 2020 and 2019                                                                                                18

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019                                                       19

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020 and 2019                                       19

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2020 and 2019                   20

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019                                                      21

Notes to Consolidated Financial Statements                                                                                                                                 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of  Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss,stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB..

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the goodwill impairment analysis

Description of the Matter

When evaluating goodwill for impairment, the Company performs either an initial qualitative or quantitative valuation for each of their reporting units.  For the quantitative evaluation, the Company compares fair value of each reporting unit to its carrying value.  The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches and incorporates assumptions it believes market participants would utilize.  Under the income-based approach, the Company determines fair value using a discounted cash flow approach that requires significant judgment with respect to revenue and expense growth rates based upon annual budgets and longer-range strategic plans and the selection of an appropriate discount rate.  Under the market-based approach, the Company determines fair value by comparing its reporting units to similar businesses or guideline companies whose securities are actively traded in public markets.  The Company had goodwill of $744,000 related to the digital product sales segment and the fair value did not exceed the carrying value and therefore, impairment of $744,000 was recorded in 2020.

Given the significant estimates and assumptions management makes to estimate the fair value of the digital product sales reporting unit and the sensitivity of associated operations, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions was determined as a critical audit matter because it involved a high degree of subjectivity and auditor judgement.  The evaluation included assessing key assumptions used in estimating the fair value of the reporting unit, such as forecasted growth rates, estimated costs, and the discount rate.

How we Addressed the Matter in Our Audit

Our audit procedures with respect to forecasted growth rates, estimated costs, and the discount rate include the following, amongst others:

  We evaluated management’s ability to accurately forecast revenue and expense growth rates by comparing actual results to management’s historical forecasts

  Due to the uncertainties in the industry related to the impacts of COVID-19, we evaluated the reasonableness of forecasts of revenue and expense growth grates by comparing historical results of digital product sales

  With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/S/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2015.

New Haven, CT

April 15, 2021

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31 2020	December 31 2019
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$43	$535
Receivables, net	1,382	2,381
Inventories	1,542	2,182
Prepaids and other assets	327	807
Total current assets	3,294	5,905
Long-term assets:
Rental equipment, net	656	927
Property, plant and equipment, net	2,200	2,284
Right of use assets	858	1,141
Goodwill	-	744
Restricted cash	-	850
Other assets	47	403
Total long-term assets	3,761	6,349
TOTAL ASSETS	$7,055	$12,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,640	$945
Accrued liabilities	4,555	6,046
Current portion of long-term debt	2,546	1,572
Current lease liabilities	302	284
Customer deposits	524	123
Total current liabilities	9,567	8,970
Long-term liabilities:
Long-term debt, less current portion	269	650
Long-term lease liabilities	591	893
Deferred pension liability and other	3,677	3,485
Total long-term liabilities	4,537	5,028
Total liabilities	14,104	13,998
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2020 and 2019	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2020 and 2019; shares outstanding: 13,446,276 in 2020 and 2019	13	13
Additional paid-in-capital	41,330	41,088
Accumulated deficit	(38,007)	(33,164)
Accumulated other comprehensive loss	(7,322)	(6,618)
Treasury stock - at cost - 27,840 common shares in 2020 and 2019	(3,063)	(3,063)
Total stockholders' deficit	(7,049)	(1,744)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,055	$12,254

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended December 31

In thousands, except per share data	2020	2019
Revenues:
Digital product sales	$7,378	$14,710
Digital product lease and maintenance	2,067	2,325
Total revenues	9,445	17,035

Cost of revenues:
Cost of digital product sales	9,525	12,273
Cost of digital product lease and maintenance	628	775
Total cost of revenues	10,153	13,048

Gross (loss) profit	(708)	3,987
General and administrative expenses	(3,937)	(4,132)
Restructuring costs benefit (expense)	29	(306)
Operating loss	(4,616)	(451)
Interest expense, net	(425)	(504)
Loss on foreign currency remeasurement	(57)	(130)
Gain (loss) on extinguishment of debt	137	(193)
Pension benefit (expense)	111	(83)
Loss before income taxes	(4,850)	(1,361)
Income tax benefit (expense)	7	(41)
Net loss	$(4,843)	$(1,402)

Loss per share - basic and diluted	$(0.35)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	12 Months Ended December 31

In thousands	2020	2019
Net loss	$(4,843)	$(1,402)
Other comprehensive income (loss):
Unrealized foreign currency translation gain	51	118
Change in unrecognized pension costs	(755)	(342)
Total other comprehensive loss, net of tax	(704)	(224)
Comprehensive loss	$(5,547)	$(1,626)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the year ended December 31, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(4,843)	-	-	(4,843)
Issuance of warrants	-	-	-	-	-	-	242	-	-	-	242
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	51	-	51
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(755)	-	(755)
Balance December 31, 2020	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)

For the year ended December 31, 2019
Balance January 1, 2019	-	$-	16,512	$3,302	3,652,813	$4	$30,069	$(31,682)	$(6,394)	$(3,063)	$(7,764)
Net loss	-	-	-	-	-	-	-	(1,402)	-	-	(1,402)
Preferred stock converted to Common Stock	-	-	(16,512)	(3,302)	1,651,200	1	3,301	-	-	-	-
Exercise of warrants, net of costs	-	-	-	-	5,670,103	6	5,292	-	-	-	5,298
Rights Offering, net of costs	-	-	-	-	2,500,000	2	2,426	-	-	-	2,428
Dividends paid on preferred stock	-	-	-	-	-	-	-	(80)	-	-	(80)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	118	-	118
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(342)	-	(342)
Balance December 31, 2019	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended December 31

In thousands	2020	2019
Cash flows from operating activities
Net loss	$(4,843)	$(1,402)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	668
Amortization of right of use assets	283	373
Write off of goodwill	744	-
Amortization of deferred financing fees and debt discount	98	96
Loss on disposal of assets	5	32
(Gain) loss on extinguishment of debt	(137)	193
Loss on foreign currency remeasurement	57	130
Issuance of warrants	242	-
Bad debt expense	123	(93)
Changes in operating assets and liabilities:
Accounts receivable, net	878	(18)
Inventories	640	19
Prepaids and other assets	598	(73)
Accounts payable	695	(2,783)
Accrued liabilities	(1,357)	(254)
Operating lease liabilities	(284)	(369)
Customer deposits	401	(309)
Deferred pension liability and other	(564)	(547)
Net cash used in operating activities	(1,881)	(4,337)
Cash flows from investing activities
Equipment manufactured for rental	(16)	(44)
Purchases of property, plant and equipment	(174)	(377)
Net cash used in investing activities	(190)	(421)
Cash flows from financing activities
Proceeds from long-term debt	1,423	-
Proceeds from warrant exercise, net of costs	-	5,298
Proceeds from rights offering, net of costs	-	2,428
Payments of long-term debt	(650)	(3,037)
Payments of dividends on preferred stock	-	(80)
Payments for deferred financing fees	(40)	(25)
Payments for fees on extinguishment of debt	-	(62)
Net cash provided by financing activities	733	4,522
Effect of exchange rate changes	(4)	(2)
Net decrease in cash, cash equivalents and restricted cash	(1,342)	(238)
Cash, cash equivalents and restricted cash at beginning of year	1,385	1,623
Cash, cash equivalents and restricted cash at end of period	$43	$1,385
Supplemental disclosure of cash flow information:
Interest paid	$263	$239
Income taxes paid	15	22
Supplemental non-cash financing activities:
Preferred Stock Series B converted to Common Stock	$-	$3,302
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$43	$535
Long-term assets
Restricted cash	-	850
Cash, cash equivalents and restricted cash at end of period	$43	$1,385

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

Use of estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, valuation of pension obligations, valuation of warrants, income taxes, warranty reserve, management’s assessment of going concern, contingencies, impairment of goodwill and long-lived assets and litigation.

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

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2020	2019
Balance at beginning of year	$743	$1,797
Provisions	123	(97)
Write-offs	(206)	(957)
Balance at end of year	$660	$743

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  At December 31, 2020, one customer accounted for 37.1% of the balance in Accounts receivable, net.  At December 31, 2019, two customers accounted for 39.8% of the balance in Accounts receivable, net.  In 2020 and 2019, no customers accounted for at least 10% of our total revenues.

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

Goodwill:  Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired.  The goodwill of $744,000 relating to the Digital product sales segment was written off in 2020.

The Company annually evaluated the value of its goodwill on October 1 and determined if it is impaired by comparing the carrying value of goodwill to its estimated fair value.  Changes in the assumptions used could materially impact the fair value estimates.  Assumptions critical to our fair value estimates are: (i) discount rate used to derive the present value factors used in determining the fair value of the reporting unit, (ii) projected average revenue growth rates used in the reporting unit models and (iii) projected long-term growth rates used in the derivation of terminal year values.  These and other assumptions are impacted by economic conditions and expectations of management.  The Company used the income and the market approach when testing for goodwill impairment.  The Company weighed these approaches by using a 90% factor for the income approach and a 10% factor for the market approach.  Together these two factors estimate the fair value of the reporting unit.  The Company used a discounted cash flow model to determine the fair value under the income approach which contemplates a conservative overall weighted average revenue growth rate.  The Company used a market multiple approach based on revenue to determine the fair value under the market approach which includes a selection of and market price of a group of comparable companies and the performance of the guidelines of the comparable companies and of the reporting unit.  The goodwill impairment test compares the fair value of the reporting unit with its carrying amount.  To the extent the calculated fair value of the goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.  Fair value is determined using cash flow and other valuation models (generally Level 3 inputs in the fair value hierarchy described in Note 4 – Fair Value).  In 2020, due to the results of the market approach and income approach, the Company determined that the fair value was below the carrying amount of goodwill and therefore the Company recorded impairment of the goodwill of $744,000.  There was no impairment of goodwill in 2019.

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2020 or 2019.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  The Company did not have any Restricted cash in 2020.  The Company had Restricted cash in 2019 for letters of credit in connection with a forgivable loan ($650,000) and a security deposit ($200,000).  During 2020, the forgivable loan was satisfied and the security deposit was reduced by $200,000.  The Company has presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit is restricted.

Shipping Costs:  The costs of shipping product to our customers of $230,000 and $436,000 in 2020 and 2019, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $40,000 and $43,000 in 2020 and 2019, respectively, are included in General and administrative expenses.

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

2. Liquidity and Going Concern

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

Due to the onset of the COVID-19 pandemic in 2020, the Company experienced a reduction in sales orders from customers.  As a result, the Company incurred a net loss of $4.8 million in 2020 and had a working capital deficiency of $6.3 million as of December 31, 2020.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with MidCap, there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of December 31, 2020.

In March 2016, the FASB issued updated lease accounting guidance ("Topic 842"), as explained further in Note 9 – Leases.  We adopted Topic 842 on January 1, 2019.  Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2018.  There were no significant changes to our revenue accounting upon adoption of Topic 842.

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2020 and 2019, along with the reportable segment for each category:

In thousands	2020	2019
Digital product sales:
Catalog and small customized products	$6,823	$13,322
Large customized products	555	1,388
Subtotal	7,378	14,710
Digital product lease and maintenance:
Operating leases	936	1,215
Maintenance agreements	1,131	1,110
Subtotal	2,067	2,325
Total	$9,445	$17,035

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

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2020 and 2019, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2020 and 2019:

In thousands	2020	2019
Gross receivables	$2,042	$3,124
Allowance for bad debts	660	743
Net receivables	1,382	2,381
Contract liabilities	618	230

During the years ended December 31, 2020 and 2019, the Company recognized bad debt expense (recovery) of $123,000 and ($97,000), respectively.

During the years ended December 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$82	$392
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $1.5 million and digital product lease and maintenance was $3.4 million.

The Company expects to recognize revenue on approximately 67%, 18% and 15% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

Costs to Obtain or Fulfill a Customer Contract

The Company capitalizes incremental costs of obtaining customer contracts.  Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate.  Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in General and administrative expenses.

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

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s cash surrender value of life insurance had a carrying amount of $55,000 at December 31, 2020 and 2019.  As $22,000 was paid out in 2021, at December 31, 2020, the current portion was included in Prepaids and other assets and the remaining $33,000 was included in Other Assets in the Consolidated Balance Sheets.  At December 31, 2019, the $55,000 was included in Other assets in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Company’s 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”), using observable inputs, was $70,000 at December 31, 2020 and December 31, 2019.  The fair value of the Company’s 9½% Subordinated debentures due 2012 (the “Debentures”), using observable inputs, was $44,000 at December 31, 2020 and 2019.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $2.4 million at December 31, 2020 and $1.7 million at December 31, 2019.

5.  Inventories

Inventories consist of the following:

In thousands	2020	2019
Raw materials	$1,124	$1,393
Work-in-progress	324	512
Finished goods	94	277
Total inventory	$1,542	$2,182

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2020	2019
Rental equipment	$3,714	$4,291
Less accumulated depreciation	3,058	3,364
Net rental equipment	$656	$927

During 2020, $593,000 of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2020 and 2019 was $288,000 and $427,000, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2020	2019
Machinery, fixtures and equipment	$2,923	$2,884
Leaseholds and improvements	23	23
	2,946	2,907
Less accumulated depreciation	746	623
Net property, plant and equipment	$2,200	$2,284

Equipment having net book values of $2.2 million and $2.3 million at December 31, 2020 and 2019, respectively, are pledged as collateral under various financing agreements.

During 2020 and 2019, $118,000 and $76,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2020 and 2019 was $252,000 and $241,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2020	2019
Refundable AMT credits	$-	$275
Prepaids	34	55
Deposits	13	73
Total other assets	$47	$403

9.  Taxes on Income

The components of income tax (benefit) expense are as follows:

In thousands	2020	2019
Current:
Federal	$(41)	$-
State and local	25	25
Foreign	9	16
	$(7)	$41
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax (benefit) expense	$(7)	$41

Loss before income taxes from the United States operations was $4.8 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.  Loss before income taxes from Canadian operations was $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2020	2019
Statutory federal income tax benefit rate	21.0%	21.0%
State income taxes, net of federal benefit	3.9	2.5
AMC credit fully refundable under TCJ Act	0.9	-
Foreign income taxed at different rates	(0.2)	(3.6)
Deferred tax asset valuation allowance	(25.5)	285.5
Section 382 adjustment to deferred net operating loss	-	(309.3)
Other	-	0.9
Effective income tax benefit (expense) rate	0.1%	(3.0)%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2020	2019
Deferred income tax asset:
Tax credit carryforwards	$-	$-
Operating loss carryforwards	2,763	1,487
Net pension costs	2,157	2,210
Allowance for bad debts	179	182
Other	6	148
Valuation allowance	(4,801)	(3,563)
	304	464
Deferred income tax liability:
Depreciation	128	345
Other	176	119
	304	464
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $9.6 million, which began to expire in 2019.  The operating loss carryforwards have been limited by changes in ownership of the Company in 2012 and 2019 as defined under Section 382 of the Internal Revenue Code.  The change in ownership as of June 26, 2012 limited our operating loss carryforwards at that time to $295,000 per year aggregating $5.9 million.  The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $3.0 million.  Losses subsequent to April 10, 2019 have increased the operating loss carryforwards.  Carryforward losses of $148,000 expired in the year ended December 31, 2020.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2020 and 2019.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2020	2019
Taxes payable	$1,149	$1,114
Current portion of pension liability (see Note 15 – Pension Plan)	1,008	641
Interest payable	933	875
Warranty reserve	438	430
Deferred revenues	271	787
Audit fees	134	122
Compensation and employee benefits	90	336
Directors fees	-	1,202
Other	532	539
	$4,555	$6,046

A summary of the warranty reserve for the years ended December 31, 2020 and 2019 is as follows:

In thousands	2020	2019
Balance at beginning of year	$430	$405
Provisions	149	176
Deductions	(141)	(151)
Balance at end of year	$438	$430

11.  Warrant Issuances

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”), which commenced June 15, 2020.  The CMA allows for renewal terms of 180 days each.  The initial term expired December 31, 2020 and has been renewed for a second term, so it remains in effect through June 30, 2021.  Under the CMA, Craftsmen shall manufacture and supply goods and provide all necessary labor, materials, management expertise, and oversight necessary to manufacture the goods at the Company’s manufacturing facility located in Hazelwood, Missouri.  The Company shall provide Craftsmen assistance to the manufacturing process, the technical details as well as the amount of goods to be produced.  The CMA provides that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and had been guaranteed by Unilumin USA LLC (“Unilumin USA”) through December 31, 2020.  Unilumin USA is wholly owned by Unilumin North America, who owns 52.0% of the Company’s outstanding Common Stock and beneficially owns 53.7% of the Company’s outstanding Common Stock.  In connection with the Unilumin Guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.  The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%.  The Company recorded an expense of $94,000 in general and administrative expenses in June 2020.

On December 31, 2020, certain current and former directors agreed to forgo $1.1 million of directors’ fees owed to them in exchange for warrants to purchase 1.1 million shares of the Company’s Common Stock at an exercise price of $1.00 per share (the Director Warrants”).  The Warrants are exercisable until December 31, 2024.  The Company calculated the fair value of the Warrants as $148,000 utilizing the Black-Scholes method, using a volatility of 158% and a risk free rate of 0.27%.  The Company recorded a gain of $937,000 on the exchange in general and administrative expenses in December 2020.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMI Note”), the Company issued SM Investors, L.P. (“SMI”) a three-year warrant to purchase 82,500 shares of Common Stock at an exercise price of $0.01 per share.  This warrant has not yet been exercised.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), the Company issued SMII a three-year warrant to purchase 167,500 shares of Common Stock at an exercise price of $0.01 per share.  This warrant has not yet been exercised.

In connection with a Securities Purchase Agreement (“SPA”) with Unilumin, the Company issued the Unilumin Warrant to purchase 5,670,103 shares of the Company’s Common Stock at an exercise price of $0.97 per share.  In 2019, Unilumin fully exercised the Unilumin Warrant, aggregating $5.5 million.  The Company received cash of $5.3 million after fees related to the exercise of this warrant.

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line, which was repaid in full prior to 2016.  In connection with the agreement, the Company also issued BFI a 5-year warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.  This warrant expired unexercised on April 23, 2020.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2020	2019
8¼% Limited convertible senior subordinated notes due 2012	$352	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line	612	-
Term loans – related party	1,000	1,000
Term loan	811	-
Forgivable loan	-	650
Total debt	2,995	2,222
Less deferred financing costs and debt discount	180	-
Net debt	2,815	2,222
Less portion due within one year	2,546	1,572
Net long-term debt	$269	$650

Payments of long-term debt due for the next five years are:

In thousands	2021	2022	2023	2024	2025	Thereafter
	$2,726	$269	$-	$-	$-	$-

On September 16, 2019, the Company entered into the Loan Agreement with MidCap.  On June 3, 2020 and December 16, 2020, the Company and MidCap entered into modification agreements to the Loan Agreement.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (4.96% at December 31, 2020) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of December 31, 2020, the balance outstanding under the Loan Agreement was $612,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended March 31, 2021.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act, all of which is outstanding as of December 31, 2020.  As of December 31, 2020, the Company had accrued $6,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The Loan Note proceeds are forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  Certain employees were not retained by the Company, so the potential amount of loan forgiveness will be reduced.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of December 31, 2020 and 2019, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of December 31, 2020 and 2019, the Company had accrued $180,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of December 31, 2020 and 2019, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of December 31, 2020 and 2019, the Company had accrued $180,000 and $120,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2020 and 2019, the Company had outstanding $352,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2020 and 2019, the Company had accrued $329,000 and $300,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in 2021.

As of December 31, 2020 and 2019, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2020 and 2019, the Company had accrued $232,000 and $211,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company had a $650,000 forgivable loan from the City of Hazelwood, Missouri.  The loan would have been forgiven on a pro-rata basis if predetermined employment levels were attained.  If the Company had attained the employment levels required by the forgivable loan, there would have been no interest due, otherwise interest accrued at a rate of prime plus 2.00%.  As of December 31, 2019, the Company had accrued $118,000 of interest related to this loan, which is included in accrued liabilities in the Consolidated Balance Sheets.  On July 2, 2020, the Company and the City of Hazelwood agreed to a termination of the loan and a forgiveness of all accrued interest.  The principal balance of $650,000 was repaid on that date and the forgivable loan was satisfied in full.  As a result of the termination, the Company recorded a gain on the extinguishment of debt of $137,000 in the year ended December 31, 2020.

13.  Leases

Certain premises are occupied under operating leases that expire at varying dates through 2023.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of $317,000.  On December 23, 2019, the Company entered into a lease for office space in Urbandale, Iowa for a two-year lease period at an initial annual rental of $28,000.  On February 1, 2016, the Company sold its Des Moines, Iowa facility in a sale/leaseback transaction.  The lease was for a two-year lease period at an annual rental of $158,000.  In 2017, the Company extended the lease through February 1, 2019 at the same rate.  In 2018, the Company extended the lease for another year through February 1, 2020 at the same rate.  Rent expense was $460,000 and $608,000 for the years ended December 31, 2020 and 2019, respectively.

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of December 31, 2020.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

2020
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$858
Current lease liabilities	302
Non-current lease liabilities	591
Total lease liabilities	893
Weighted average remaining lease term (years)	2.7
Weighted average discount rate	8.9%
Future minimum lease payments:
2021	$370
2022	348
2023	295
2024	-
2025	-
Thereafter	-
Total	1,013
Less: Imputed interest	120
Total lease liabilities	893
Less: Current lease liabilities	302
Long-term lease liabilities	$591

Supplemental cash flow information regarding leases:

In thousands	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$377
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense and short-term lease expense was $383,000 and $77,000, respectively, for the year ended December 31, 2020.  Total operating lease expense and short-term lease expense was $497,000 and $111,000, respectively, for the year ended December 31, 2019.

14.  Stockholders’ Deficit

During 2020 and 2019, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2020, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as SBCPS, none of which were outstanding, and (iii) 2,032,500 shares were not yet designated.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 1.8 million and 260,000 at December 31, 2020 and 2019, respectively.

Accumulated other comprehensive loss is comprised of approximately $7.6 million and $6.8 million of unrecognized pension costs at December 31, 2020 and 2019, respectively, and $245,000 and $194,000 of unrealized foreign currency translation gains at December 31, 2020 and 2019, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial loss	Foreign currency translation gain (loss)	Total
Balances at January 1, 2019	$(6,470)	$76	$(6,394)
Actuarial loss	(342)	-	(342)
Translation gain	-	118	118
Balances at December 31, 2019	(6,812)	194	(6,618)
Actuarial loss	(755)	-	(755)
Translation gain	-	51	51
Balances at December 31, 2020	$(7,567)	$245	$(7,322)

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2020 and 2019.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2020 and 2019, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $4.7 million at December 31, 2020.

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

At December 31, 2020 and 2019, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2020	2019
Equity and index funds	68.2%	69.3%
Fixed income funds	31.8	30.7
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2020 and 2019:

In thousands	2020	2019
Level 1:
Equity and index funds	$7,139	$7,028
Fixed income funds	3,336	3,120
Total Level 1	10,475	10,148
Level 2	-	-
Level 3	-	-
Total pension plan assets	$10,475	$10,148

The funded status of the plan as of December 31, 2020 and 2019 is as follows:

In thousands	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,258	$12,965
Interest cost	387	501
Actuarial loss	1,396	1,565
Benefits paid	(896)	(773)
Projected benefit obligation at end of year	15,145	14,258

Change in plan assets:
Fair value of plan assets at beginning of year	10,148	8,647
Actual return on plan assets	1,138	1,645
Company contributions	85	629
Benefits paid	(896)	(773)
Fair value of plan assets at end of year	10,475	10,148

Funded status (underfunded)	$(4,670)	$(4,110)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$9,051	$8,296
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	3.20%	4.30%
Benefit obligations	2.41%	3.20%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2020, the Company expects to amortize $288,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2020 and 2019 was $15.1 million and $14.3 million, respectively.  The minimum required contribution in 2020 is expected to be $1.0 million, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.7 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

The minimum required pension plan contribution for 2020 was $641,000, of which the Company contributed $85,000.  As allowed by the CARES Act, the Company elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until January 1, 2021.  Subsequent to December 31, 2020, the Company made $56,000 of contributions to the pension benefit plan.  At this time, we expect to make our minimum required contributions to the pension benefit plan in 2021 of $1.0 million; however, there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2021	2022	2023	2024	2025
	$1,274	$737	$877	$971	$876

The following table presents the components of the net periodic pension cost for the years ended December 31, 2020 and 2019:

In thousands	2020	2019
Interest cost	$387	$501
Expected return on plan assets	(786)	(682)
Amortization of net actuarial loss	288	264
Net periodic pension (benefit) cost	$(111)	$83

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2020 and 2019:

In thousands	2020	2019
Balance at beginning of year	$8,296	$7,954
Net actuarial loss	1,043	606
Recognized loss	(288)	(264)
Balance at end of year	$9,051	$8,296

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

The Company currently has one stock option plan.  As of December 31, 2020, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

	Number of Shares			Weighted Average Exercise Price
	Authorized	Granted	Available
Balance January 1, 2019	800	-	800	N/A
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2019	800	-	800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2020	800	-	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2020, there were no outstanding options to purchase shares.

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

17.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2020 and 2019:

In thousands, except per share data	2020	2019
Numerator:
Net loss, as reported	$(4,843)	$(1,402)
Dividends paid on preferred shares	-	(80)
Change in dividends accumulated on preferred shares	-	41
Net loss attributable to common Shares	$(4,843)	$(1,441)
Denominator:
Weighted average shares outstanding	13,696	11,417
Basic and diluted loss per share	$(0.35)	$(0.13)

At December 31, 2020 and 2019, there were no dividends accumulated on the Company’s SBCPS.

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

At December 31, 2020 and 2019, outstanding warrants exercisable into 1.8 million and 260,000 shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Restructuring

The Company records restructuring liabilities that represent charges in connection with consolidations of certain operations as well as headcount reduction programs.  In the third quarter of 2019, the Company approved restructuring plans to consolidate the manufacturing facilities.  The Company recorded restructuring costs of $306,000 for the year ended December 31, 2019, which mainly consisted of costs to relocate equipment and inventory and other costs to consolidate the manufacturing facilities.  This restructuring relates to the digital product sales segment.  Through December 31, 2019, the Company paid $53,000 of costs to relocate equipment and inventory.  The remaining $253,000 was included in accrued liabilities in the Condensed Consolidated Balance Sheet at December 31, 2019.  In the year ended December 31, 2020, the Company paid $224,000 to complete the consolidation of the manufacturing facilities.  As a result, the Company adjusted the accrual and recognized restructuring costs of ($29,000) in the year ended December 31, 2020.

19.  Commitments and Contingencies

Commitments:  At December 31, 2020, the Company had no employment agreements with its executive officers.  At December 31, 2019, the Company had employments agreements with its President and Chief Executive Officer, who resigned on April 14, 2020, and with its Senior Vice President and Chief Accounting Officer, which agreement expired September 30, 2020.

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

20.  Related Party Transactions

On March 4, 2019, the Unilumin exercised $2.0 million of the Unilumin Warrant, and on April 5, 2019, Unilumin exercised the remaining $3.5 million of the Unilumin Warrant, raising an aggregate of $5.5 million for the Company.  As of December 31, 2020, Unilumin owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  The Company purchased $553,000 and $83,000 of product from Unilumin in the year ended December 31, 2020 and 2019, respectively.  The amount payable by the Company to Unilumin was $231,000 as of December 31, 2020.  The Company did not owe any amount to Unilumin as of December 31, 2019.  In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11).

No fees were paid to Durkin Law, LLC in 2020.  In connection with the Company’s agreement with Unilumin in 2018, the Company paid $175,000 to Durkin Law, LLC in early 2019.  In connection with Durkin Law, LLC’s representation of the Company in regards to the Loan Agreement and certain other general corporate matters later in 2019, the Company paid $26,000 to Durkin Law, LLC.  Thomas E. Durkin, principal of Durkin Law, LLC, was appointed the Company’s Executive Vice President, General Counsel & Corporate Secretary on July 30, 2019.

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

Foreign revenues represent less than 10% of the Company’s revenues for 2020 and 2019.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2020 and 2019 and as of December 31, 2020 and 2019 were as follows:

In thousands	2020	2019
Revenues:
Digital product sales	$7,378	$14,710
Digital product lease & maintenance	2,067	2,325
Total revenues	$9,445	$17,035
Operating (loss) income:
Digital product sales	$(5,169)	$183
Digital product lease & maintenance	1,389	1,752
Corporate general and administrative expenses	(836)	(2,386)
Total operating loss	(4,616)	(451)
Interest expense, net	(425)	(504)
Loss on foreign currency remeasurement	(57)	(130)
Gain (loss) on extinguishment of debt	137	(193)
Pension benefit (expense)	111	(83)
Loss before income taxes	(4,850)	(1,361)
Income tax benefit (expense)	7	(41)
Net loss	$(4,843)	$(1,402)
Assets:
Digital product sales	$5,231	$8,204
Digital product lease & maintenance	1,781	3,515
Total identifiable assets	7,012	11,719
General corporate	43	535
Total assets	$7,055	$12,254
Depreciation and amortization:
Digital product sales	$251	$234
Digital product lease & maintenance	288	427
General corporate	1	7
Total depreciation and amortization	$540	$668
Capital expenditures:
Digital product sales	$173	$376
Digital product lease & maintenance	16	44
General corporate	1	1
Total capital expenditures	$190	$421

22.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2020 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2020.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Nicholas J. Fazio	41	2022
Yang Liu	31	2023
Yantao Yu	45	2022
Salvatore J. Zizza	75	2021

Directors:

Nicholas J. Fazio was appointed a director of the Company on November 19, 2018.  Mr. Fazio was appointed Chief Executive Officer of the Corporation on September 17, 2020, and previously was appointed Interim Chief Executive Officer on April 14, 2020.  Mr. Fazio has been Director and Chief Executive Officer of Unilumin USA since 2017.  Previously, he was Senior Product Manager for Christie Digital Systems USA from 2014 to 2017 and Vice President of Engineering of McCann Systems from 1997 to 2014.  Mr. Fazio’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

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

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held one meeting during 2020.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  All directors attended the Annual Meeting of Stockholders.  The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

There are currently no fees paid to board members.  Fees for members of the Board and Committees are determined annually by the entire Board of Directors based on review of compensation paid by other similar size companies, the amounts currently paid by the Company, the overall policy for determining compensation paid to officers and employees of the Company and the general financial condition of the Company.  During 2020 and 2019, certain board members deferred payment of their director fees.  On December 31, 2020, in lieu of cash payments, certain board members and former board members have received warrants for their outstanding fees.

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

Corporate Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions.  Mr. Zizza serves as our Chairman and Mr. Fazio serves as our Chief Executive Officer.  We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board.  We do not have a lead independent director.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Zizza serving as Chairman.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee held no meetings in 2020.  None of the members of the Compensation Committee is or has been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  The Audit Committee held three meetings in 2020.  Members of the Audit Committee do not receive any fees for their participation.  Our Audit Committee’s responsibilities include:

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Yu and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Messrs. Yu and Zizza qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Yu and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee held five meetings in 2020.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Fazio serving as Chairman.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2020.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Messrs. Liu, Yu and Zizza are non-employee directors of the Corporation.  The Board of Directors has determined that Mr. Zizza is an “independent director” since they had no relationship with the Corporation other than their status and payment as non-employee directors and as stockholders.  The Board of Directors has determined that its two Audit Committee members, Messrs. Yu and Zizza, are “independent directors”.

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

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2020, John Hammock and Yang Liu still needed to make their Form 3 filings, Salvatore Zizza still needed to make his Form 4 filing related to the warrants he received and Unilumin still needed to make their Form 4 filing related to the warrants they received.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age
Nicholas J. Fazio	Chief Executive Officer	41
Thomas E. Durkin	Executive Vice President, General Counsel & Corporate Secretary	67
John Hammock	Senior Vice President and Chief Sales & Marketing Officer	58
Todd Dupee	Senior Vice President and Chief Accounting Officer	48

For Mr. Fazio’s biographical information can be found at the beginning of Item 10 – Directors, Executive Officers and Corporate Governance.

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

ITEM 11.                EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than the Chief Executive Officer:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Alberto Shaio	2020	101,101	-	-	-	-	-	6,000	107,101
Former President and Chief Executive Officer	2019	299,999	-	-	-	-	-	18,000	317,999

John Hammock	2020	191,402	-	-	-	-	-	-	191,402
Senior Vice President and Chief Sales and Marketing Officer	2019	184,998	-	-	-	-	-	-	184,998

Todd Dupee	2020	155,196	-	-	-	-	-	6,000	161,196
Senior Vice President and Chief Accounting Officer	2019	150,004	-	-	-	-	-	6,000	156,004

(1)       See “All Other Compensation” for further details.

All Other Compensation

During 2020 and 2019, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other (1) ($)	Total All Other Compensation ($)
Alberto Shaio	2020	-	6,000	6,000
	2019	-	18,000	18,000
John Hammock	2020	-	-	-
	2019	-	-	-
Todd Dupee	2020	-	6,000	6,000
	2019	-	6,000	6,000

 (1)            Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2020, the Company made $85,000 of the minimum requirement of $641,000 of contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.  As allowed by the CARES Act, the Company elected to defer the payment of the $556,000 of remaining minimum required contributions due in 2020 until 2021.

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

Outstanding Equity Awards at Fiscal Year-End 2020

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2020.

Employment Agreements

The Corporation has no employment agreements with any employees.

Potential Payments Upon Severance or Change in Control

None.

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

Compensation of Directors

The following table represents director compensation for 2020:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas J. Fazio	2020	-	-	-	-	-	-	-
Yang Liu	2020	-	-	-	-	-	-	-
George W. Schiele (1)	2020	-	-	-	-	-	-	-
Yantao Yu	2020	-	-	-	-	-	-	-
Salvatore J. Zizza	2020	9,000	-	-	-	-	-	9,000

(1)             Mr. Schiele’s term expired on September 17, 2020.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2021 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Unilumin North America Inc.	7,485,892	(1)	53.7
254 West 31st Street
New York, NY 10001

Gabelli Funds, LLC	4,172,500	(2)	31.0
GAMCO Asset Management Inc.
Teton Advisors, Inc
One Corporate Center
Rye, NY 10580-1434

Non-Employee Directors:
Yang Liu	-	(3)	*
Yantao Yu	-	(3)	*
Salvatore J. Zizza	624,970	(4)	4.5

Named Executive Officers:
Nicholas J. Fazio	7,485,892		53.7
Thomas E. Durkin	-		*
John Hammock	10,000		*
Todd Dupee	40,000		*
All directors and executive officers as a group	8,160,862	(5)	56.5

*Represents less than 1% of total number of outstanding shares.

(1)            Unilumin owns 6,985,892 shares, which is 52.0% of our outstanding shares.  The stock ownership and percentage reflected in the above table also includes warrants to purchase 500,000 shares.

(2)             Based on Schedule 13D, as amended, dated November 25, 2020 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment, Gabelli Funds, LLC beneficially owns 1,705,000 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 102.500 shares of Common Stock and Teton Advisors, Inc. beneficially owns 2,365,000 shares of Common Stock.

(3)             Mr. Fazio is Director and Chief Executive Officer of Unilumin North America Inc., which owns 6,985,892 shares and has warrants to purchase 500,000 shares, so he may be deemed a beneficial owner of the shares owned by Unilumin North America Inc.  Mr. Fazio has no pecuniary interest in these shares and disclaims any beneficial interest.  The share ownership with respect to Messrs. Liu and Yu does not include the shares held by Unilumin North America Inc.

(4)            Mr. Zizza disclaims any interest in the shares set forth in footnote 2 above.  This includes warrants to purchase 499,970 shares.

(5)             See footnotes 3 and 4 above.

Equity Compensation Plan Information
December 31, 2020	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	800

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum LLP (“Marcum”) for 2020 and 2019 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $180,000 in 2020 and $206,000 in 2019.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2020 or 2019.

Tax Fees:  Marcum did not provide any tax services in 2020 or 2019.

All Other Fees:  Marcum did not provide any non-audit services in 2020 or 2019.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2020

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

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

10.1 **   Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2 **   Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3         Amended and Restated Pension Plan dated January 1, 2016 (incorporated by reference to Exhibit 10.3 of Form 10-K filed March 29, 2016).

10.4         Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.5         Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.6         Loan and Security Agreement with MidCap Business Credit LLC dated as of September 16, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 20, 2019).

10.7         1st Modification Agreement to Loan and Security Agreement with MidCap Business Credit LLC dated as of June 3, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 9, 2020).

10.8         2nd Modification Agreement to Loan and Security Agreement with MidCap Business Credit LLC dated as of December 16, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 21, 2020).

10.9        Loan note with Enterprise Bank and Trust dated as of April 20, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2020).

10.10      Form of Warrants issued to certain current and former directors (filed herewith).

21            List of Subsidiaries, filed herewith.

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

101          The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

	By:	/s/ Nicholas J. Fazio
Nicholas J. Fazio
Chief Executive Officer

	By:	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Dated: April 15, 2021

Trans-Lux Corporation, and each of the undersigned, do hereby appoint Nicholas J. Fazio and Todd Dupee, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                /s/ Salvatore J. Zizza                                                                                                                            April 15, 2021

Salvatore J. Zizza, Chairman of the Board

                /s/ Nicholas J. Fazio                                                                                                                             April 15, 2021

Nicholas J. Fazio, Director and Chief Executive Officer

(Principal Executive Officer)

                /s/ Yang Liu                                                                                                                                          April 15, 2021

Yang Liu, Director

                /s/ Yantao Yu                                                                                                                                        April 15, 2021

Yantao Yu, Director

                /s/ Todd Dupee                                                                                                                                      April 15, 2021

Todd Dupee, Senior Vice President and Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)