Form 10-Q
period 2021-03-31
TRANS LUX Corp
filed 2021-05-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/13/21	Common Stock - $0.001 Par Value	13,446,276

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31 2021	December 31 2020
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$351	$43
Receivables, net	1,778	1,382
Inventories	1,437	1,542
Prepaids and other assets	240	327
Total current assets	3,806	3,294
Long-term assets:
Rental equipment, net	594	656
Property, plant and equipment, net	2,135	2,200
Right of use assets	786	858
Other assets	47	47
Total long-term assets	3,562	3,761
TOTAL ASSETS	$7,368	$7,055
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,699	$1,640
Accrued liabilities	4,331	4,555
Current portion of long-term debt	2,618	2,546
Current lease liabilities	304	302
Customer deposits	169	524
Total current liabilities	10,121	9,567
Long-term liabilities:
Long-term debt, less current portion	269	269
Long-term lease liabilities	516	591
Deferred pension liability and other	4,098	3,677
Total long-term liabilities	4,883	4,537
Total liabilities	15,004	14,104
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2021 and 2020; shares outstanding: 13,446,276 in 2021 and 2020	13	13
Additional paid-in-capital	41,330	41,330
Accumulated deficit	(38,628)	(38,007)
Accumulated other comprehensive loss	(7,288)	(7,322)
Treasury stock - at cost - 27,840 common shares in 2021 and 2020	(3,063)	(3,063)
Total stockholders' deficit	(7,636)	(7,049)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,368	$7,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2021	2020
Revenues:
Digital product sales	$2,093	$1,334
Digital product lease and maintenance	493	579
Total revenues	2,586	1,913

Cost of revenues:
Cost of digital product sales	2,254	1,703
Cost of digital product lease and maintenance	153	186
Total cost of revenues	2,407	1,889

Gross profit	179	24
General and administrative expenses	(799)	(1,230)
Restructuring costs benefit	-	39
Operating loss	(620)	(1,167)
Interest expense, net	(103)	(108)
(Loss) gain on foreign currency remeasurement	(36)	202
Gain on extinguishment of debt	77	-
Pension benefit	67	36
Loss before income taxes	(615)	(1,037)
Income tax expense	(6)	(6)
Net loss	$(621)	$(1,043)

Loss per share - basic and diluted	$(0.05)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended March 31

In thousands	2021	2020

Net loss	$(621)	$(1,043)
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	34	(191)
Total other comprehensive income (loss), net of tax	34	(191)
Comprehensive loss	$(587)	$(1,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 3 months ended March 31, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	(7,049)
Net loss	-	-	-	-	-	-	-	(621)	-	-	(621)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	34	-	34
Balance March 31, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,628)	$(7,288)	$(3,063)	$(7,636)

For the 3 months ended March 31, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	(1,744)
Net loss	-	-	-	-	-	-	-	(1,043)	-	-	(1,043)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(191)	-	(191)
Balance March 31, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(34,207)	$(6,809)	$(3,063)	$(2,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	3 Months Ended March 31

In thousands	2021	2020
Cash flows from operating activities
Net loss	$(621)	$(1,043)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127	148
Amortization of right of use assets	72	79
Amortization of deferred financing fees and debt discount	32	22
Loss on disposal of assets	-	5
Gain on extinguishment of debt	(77)	-
Loss (gain) on foreign currency remeasurement	36	(202)
Bad debt expense	42	95
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	366
Inventories	105	(78)
Prepaids and other assets	87	(43)
Accounts payable	1,059	375
Accrued liabilities	364	(280)
Operating lease liabilities	(73)	(78)
Customer deposits	(355)	1
Deferred pension liability and other	(122)	(121)
Net cash provided by (used in) operating activities	238	(754)
Cash flows from investing activities
Equipment manufactured for rental	-	(7)
Purchases of property, plant and equipment	-	(172)
Net cash used in investing activities	-	(179)
Cash flows from financing activities
Proceeds from long-term debt	90	977
Payments of long-term debt	(20)	-
Net cash provided by financing activities	70	977
Effect of exchange rate changes	-	1
Net increase in cash, cash equivalents and restricted cash	308	45
Cash, cash equivalents and restricted cash at beginning of year	43	1,385
Cash, cash equivalents and restricted cash at end of period	$351	$1,430
Supplemental disclosure of cash flow information:
Interest paid	$38	$53
Income taxes paid	9	15
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$351	$580
Long-term assets
Restricted cash	-	850
Cash, cash equivalents and restricted cash at end of period	$351	$1,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The Condensed Consolidated Balance Sheet at December 31, 2020 is derived from the December 31, 2020 audited financial statements.

The following new accounting pronouncements were adopted in 2021:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20).  ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  Public business entities should apply the amendments in ASU 2018-14 for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years (i.e., January 1, 2021).  Early application is permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial position and results of operations.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

None.

Note 2 – Liquidity and Going Concern

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

Due to the onset of the COVID-19 pandemic in 2020, the Company experienced a reduction in sales orders from customers.  As a result, the Company incurred a net loss of $621,000 in the three months ended March 31, 2021 and had a working capital deficiency of $6.3 million as of March 31, 2021.

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

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Loan Agreement (hereinafter defined) with MidCap Business Credit LLC (“MidCap”), there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of March 31, 2021.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2021 and 2020, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2021	March 31, 2020
Digital product sales:
Catalog and small customized products	$2,093	$1,334
Large customized products	-	-
Subtotal	2,093	1,334
Digital product lease and maintenance:
Operating leases	209	279
Maintenance agreements	284	300
Subtotal	493	579
Total	$2,586	$1,913

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2021, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2028 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $2,270,000 are as follows:  $649,000 – remainder of 2021, $516,000 – 2022, $365,000 – 2023, $292,000 – 2024, $200,000 – 2025 and $248,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2021 and December 31, 2020, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2021	December 31, 2020
Gross receivables	$2,397	$2,042
Allowance for bad debts	619	660
Net receivables	1,778	1,382
Contract liabilities	609	618

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2021	March 31, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$479	$69
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $1.9 million and digital product lease and maintenance was $2.3 million.

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

Note 4 – Inventories

Inventories consist of the following:

	March 31 2021	December 31 2020
In thousands
Raw materials	$1,246	$1,124
Work-in-progress	178	324
Finished goods	13	94
	$1,437	$1,542

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March 31 2021	December 31 2020
In thousands
Rental equipment	$3,714	$3,714
Less accumulated depreciation	3,120	3,058
Net rental equipment	$594	$656

Depreciation expense for rental equipment for the three months ended March 31, 2021 and 2020 was $61,000 and $72,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	March 31 2021	December 31 2020
In thousands
Machinery, fixtures and equipment	$2,923	$2,923
Leaseholds and improvements	23	23
	2,946	2,946
Less accumulated depreciation	811	746
Net property, plant and equipment	$2,135	$2,200

Machinery, fixtures and equipment having a net book value of $2.1 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2021 and 2020 was $65,000 and $76,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March 31 2021	December 31 2020
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$302	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line	702	612
Term loans - related party	1,000	1,000
Term loan	811	811
Total debt	3,035	2,995
Less deferred financing costs and debt discount	148	180
Net debt	2,887	2,815
Less portion due within one year	2,618	2,546
Net long-term debt	$269	$269

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, the Company and MidCap entered into a modification agreement to the Loan Agreement.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (5.00% at March 31, 2021) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of March 31, 2021, the balance outstanding under the Loan Agreement was $702,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods, the first of which is for the three months ended March 31, 2021.  The Company was not in compliance with this covenant.  The Loan Agreement is secured by substantially all of the Borrowers’ assets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of March 31, 2021, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of March 31, 2021 and December 31, 2020, the Company had accrued $195,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle has agreed to not demand payment on the loan through at least December 31, 2020.  As of March 31, 2021, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of March 31, 2021 and December 31, 2020, the Company had accrued $195,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2021 and December 31, 2020, the Company had outstanding $302,000 and $352,000, respectively, of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2021 and December 31, 2020, the Company had accrued $289,000 and $329,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2021 and December 31, 2020, the Company had accrued $237,000 and $232,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2021	2020
Interest cost	$63	$97
Expected return on plan assets	(210)	(203)
Amortization of net actuarial loss	80	70
Net periodic pension benefit	$(67)	$(36)

As of March 31, 2021 and December 31, 2020, the Company had recorded a current pension liability of $465,000 and $1.0 million, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.1 million and $3.7 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2021 is expected to be $465,000, of which the Company has already contributed $56,000 as of March 31, 2021.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2021.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

March, 31
In thousands, unless otherwise noted	2021
Balance Sheet:
ROU assets	$786
Current lease liabilities – operating	304
Non-current lease liabilities - operating	516
Total lease liabilities	820
Weighted average remaining lease term (years)	2.4
Weighted average discount rate	8.9%
Future minimum lease payments:
Remainder of 2021	$278
2022	348
2023	295
Thereafter	-
Total	921
Less: Imputed interest	101
Total lease liabilities	820
Less: Current lease liabilities	304
Long-term lease liabilities	$516

Supplemental cash flow information regarding leases:

For the three months ended
In thousands	March 31, 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$92
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense and short-term lease expense was $94,000 and $2,000, respectively, for the three months ended March 31, 2021.  Total operating lease expense and short-term lease expense was $101,000 and $18,000, respectively, for the three months ended March 31, 2020.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
In thousands, except per share data	2021	2020
Numerator:
Net loss, as reported	$(621)	$(1,043)
Denominator:
Weighted average shares outstanding	13,696	13,696
Basic and diluted loss per share	$(0.05)	$(0.08)

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

As of March 31, 2021 and 2020, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of diluted loss per share because their exercise price was less than the average stock price for the period so their inclusion was dilutive.  As of March 31, 2021 and 2020, the Company had other warrants to purchase 1.6 million and 10,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of March 31, 2021, Unilumin USA (“Unilumin”) owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  The Company purchased $419,000 and $32,000 of product from Unilumin in the three months ended March 31, 2021 and 2020, respectively.  The amount payable by the Company to Unilumin was $1.1 million and $231,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in the three months ended March 31, 2021 and 2020.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31
In thousands	2021	2020
Revenues:
Digital product sales	$2,093	$1,334
Digital product lease and maintenance	493	579
Total revenues	$2,586	$1,913
Operating (loss) income:
Digital product sales	$(626)	$(982)
Digital product lease and maintenance	319	362
Corporate general and administrative expenses	(313)	(547)
Total operating loss	(620)	(1,167)
Interest expense, net	(103)	(108)
(Loss) gain on foreign currency remeasurement	(36)	202
Gain on extinguishment of debt	77	-
Pension benefit	67	36
Loss before income taxes	(615)	(1,037)
Income tax expense	(6)	(6)
Net loss	$(621)	$(1,043)

	March 31	December 31
	2021	2020
Assets
Digital product sales	$5,397	$5,231
Digital product lease and maintenance	1,620	1,781
Total identifiable assets	7,017	7,012
General corporate	351	43
Total assets	$7,368	$7,055

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2021 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2021 and 2020:

	Three months ended March 31
In thousands, except percentages	2021		2020
Revenues:
Digital product sales	$2,093	80.9%	$1,334	69.7%
Digital product lease and maintenance	493	19.1%	579	30.3%
Total revenues	2,586	100.0%	1,913	100.0%
Cost of revenues:
Cost of digital product sales	2,254	87.2%	1,703	89.0%
Cost of digital product lease and maintenance	153	5.9%	186	9.7%
Total cost of revenues	2,407	93.1%	1,889	98.7%
Gross profit	179	6.9%	24	1.3%
General and administrative and restructuring expenses	(799)	(30.9)%	(1,191)	(62.3)%
Operating loss	(620)	(24.0)%	(1,167)	(61.0)%
Interest expense, net	(103)	(4.0)%	(108)	(5.6)%
(Loss) gain on foreign currency remeasurement	(36)	(1.4)%	202	10.6%
Gain on extinguishment of debt	77	3.0%	-	-%
Pension benefit	67	2.6%	36	1.9%
Loss before income taxes	(615)	(23.8)%	(1,037)	(54.2)%
Income tax expense	(6)	(0.2)%	(6)	(0.3)%
Net loss	$(621)	(24.0)%	$(1,043)	(54.5)%

Total revenues for the three months ended March 31, 2021 increased $673,000 or 35.2% to $2.6 million from $1.9 million for the three months ended March 31, 2020, primarily due to increases in Digital product sales.

Digital product sales revenues increased $759,000 or 56.9%, primarily due to the elimination of the delays and manufacturing facility shutdowns that occurred in the three months ended March 31, 2020.

Digital product lease and maintenance revenues decreased $86,000 or 14.9%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2021 decreased $547,000 to $620,000 from $1.2 million for the three months ended March 31, 2020, principally due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues.

Digital product sales operating loss decreased $356,000 to $626,000 for the three months ended March 31, 2021 compared to $982,000 for the three months ended March 31, 2020, primarily due to the increase in revenues and a decrease in general and administrative expenses.  The cost of Digital product sales increased $551,000 or 32.4%, primarily due to the increase in revenues.  The cost of Digital product sales represented 107.7% of related revenues in 2021 compared to 127.7% in 2020.  This decrease as a percentage of revenues is primarily due to manufacturing efficiencies due to the increase in revenues.  General and administrative expenses for Digital product sales decreased $148,000 or 24.1%, primarily due to decreases in bad debt expenses and employees’ expenses, partially offset by an increase in consulting expenses.

Digital product lease and maintenance operating income decreased $43,000 or 11.9%, primarily as a result of the decrease in revenues, partially offset by a decrease in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance decreased $33,000 or 17.7%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 31.0% of related revenues in 2021 compared to 32.1% in 2020.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $10,000 or 32.3%, primarily due to a reduction in employees’ expenses, partially offset by an increase in bad debt expenses.

Corporate general and administrative expenses decreased $234,000 or 42.8%, primarily due to reductions in employees’ expenses and legal, rent and insurance expenses.

Net interest expense decreased $5,000 or 4.6%, primarily due to a decrease in interest rates.

The effective tax rate for the three months ended March 31, 2021 and 2020 was 0.8% and 0.6%, respectively.  Both the 2021 and 2020 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $621,000 in the three months ended March 31, 2021 and had a working capital deficiency of $6.3 million as of March 31, 2021.  As of December 31, 2020, the Company also had a working capital deficiency of $6.3 million.  The working capital deficiency was primarily affected by an increase in the accounts receivable as well as decreases in accrued liabilities and customer deposits, offset by decreases in inventories and prepaids and other assets, as well as an increase in accounts payable.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains, extended shut down of businesses and the impact of inflation.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

There is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

The Company generated cash of $238,000 and used cash of $754,000 from operating activities for the three months ended March 31, 2021 and 2020, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash increased $308,000 in the three months ended March 31, 2021 to $351,000 at March 31, 2021 from $43,000 at December 31, 2020.  The increase is primarily attributable to cash generated by operating activities of $238,000 and borrowings on the revolving loan of $90,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2021 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2021 for the remainder of 2021 and over the next four fiscal years:

In thousands	Remainder of 2021	2022	2023	2024	2025
Long-term debt, including interest	$3,558	$406	$-	$-	$-
Pension plan payments	409	407	355	248	115
Estimated warranty liability	110	114	73	48	20
Operating lease payments	281	348	309	-	-
Total	$4,358	$1,275	$737	$296	$135

As of March 31, 2021, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2021 is expected to be $465,000, of which the Company has already contributed $56,000 as of March 31, 2021.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company may, from time to time, provide estimates as to future performance.  These forward-looking statements will be estimates and may or may not be realized by the Company.  The Company undertakes no duty to update such forward-looking statements.  Many factors could cause actual results to differ from these forward-looking statements, including loss of market share through competition, introduction of competing products by others, pressure on prices from competition or purchasers of the Company’s products, interest rate and foreign exchange fluctuations, the impact of inflation, terrorist acts and war.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $7,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $272,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2021.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2021 and December 31, 2020, the Company had accrued $289,000 and $329,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2021 and December 31, 2020, the Company had accrued $237,000 and $232,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

Date: May 14, 2021