Form 10-Q
period 2021-09-30
TRANS LUX Corp
filed 2021-11-12
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
11/11/21	Common Stock - $0.001 Par Value	13,446,276

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)
Item 1.
TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2021	December 31 2020
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$286	$43
Receivables, net	1,706	1,382
Inventories	1,221	1,542
Prepaids and other assets	624	327
Total current assets	3,837	3,294
Long-term assets:
Rental equipment, net	472	656
Property, plant and equipment, net	2,013	2,200
Right of use assets	639	858
Other assets	46	47
Total long-term assets	3,170	3,761
TOTAL ASSETS	$7,007	$7,055
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,432	$1,640
Accrued liabilities	4,105	4,555
Current portion of long-term debt	2,518	2,546
Current lease liabilities	306	302
Customer deposits	66	524
Total current liabilities	12,427	9,567
Long-term liabilities:
Long-term debt, less current portion	-	269
Long-term lease liabilities	363	591
Deferred pension liability and other	4,051	3,677
Total long-term liabilities	4,414	4,537
Total liabilities	16,841	14,104
Stockholders' deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2021 and 2020; shares outstanding: 13,446,276 in 2021 and 2020	13	13
Additional paid-in-capital	41,330	41,330
Accumulated deficit	(40,802)	(38,007)
Accumulated other comprehensive loss	(7,312)	(7,322)
Treasury stock - at cost - 27,840 common shares in 2021 and 2020	(3,063)	(3,063)
Total stockholders' deficit	(9,834)	(7,049)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,007	$7,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended September 30		9 Months Ended September 30

In thousands, except per share data	2021	2020	2021	2020
Revenues:
Digital product sales	$2,393	$2,405	$6,882	$5,257
Digital product lease and maintenance	472	491	1,456	1,601
Total revenues	2,865	2,896	8,338	6,858

Cost of revenues:
Cost of digital product sales	3,010	2,822	8,286	6,528
Cost of digital product lease and maintenance	145	146	462	471
Total cost of revenues	3,155	2,968	8,748	6,999

Gross loss	(290)	(72)	(410)	(141)
General and administrative expenses	(727)	(704)	(2,270)	(2,971)
Restructuring costs benefit	-	-	-	29
Operating loss	(1,017)	(776)	(2,680)	(3,083)
Interest expense, net	(103)	(100)	(363)	(363)
Gain (loss) on foreign currency remeasurement	62	(49)	(10)	64
Gain on extinguishment of debt	-	137	77	137
Pension benefit	66	37	200	110
Loss before income taxes	(992)	(751)	(2,776)	(3,135)
Income tax expense	(7)	(7)	(19)	(19)
Net loss	$(999)	$(758)	$(2,795)	$(3,154)

Loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.21)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	3 Months Ended		9 Months Ended
	September 30		September 30
In thousands	2021	2020	2021	2020
Net loss	$(999)	$(758)	$(2,795)	$(3,154)
Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain	(58)	46	10	(61)
Total other comprehensive (loss) income, net of tax	(58)	46	10	(61)
Comprehensive loss	$(1,057)	$(712)	$(2,785)	$(3,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 9 months ended September 30, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)
Net loss	-	-	-	-	-	-	-	(2,795)	-	-	(2,795)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	10	-	10
Balance September 30, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(40,802)	$(7,312)	$(3,063)	$(9,834)

For the 3 months ended September 30, 2021
Balance July 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(39,803)	$(7,254)	$(3,063)	$(8,777)
Net loss	-	-	-	-	-	-	-	(999)	-	-	(999)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(58)	-	(58)
Balance September 30, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(40,802)	$(7,312)	$(3,063)	$(9,834)

For the 9 months ended September 30, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(3,154)	-	-	(3,154)
Issuance of warrants	-	-	-	-	-	-	94	-	-	-	94
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(61)	-	(61)
Balance September 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(36,318)	$(6,679)	$(3,063)	$(4,865)

For the 3 months ended September 30, 2020
Balance July 1, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(35,560)	$(6,725)	$(3,063)	$(4,153)
Net loss	-	-	-	-	-	-	-	(758)	-	-	(758)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	46	-	46
Balance September 30, 2020	-	$-	-	$-	13,474,116	$13	$41,182	$(36,318)	$(6,679)	$(3,063)	$(4,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	9 Months Ended September 30

In thousands	2021	2020
Cash flows from operating activities
Net loss	$(2,795)	$(3,154)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	371	409
Amortization of right of use assets	219	213
Amortization of deferred financing fees and debt discount	95	65
Loss on disposal of assets	-	5
Gain on extinguishment of debt	(77)	(137)
Loss (gain) on foreign currency remeasurement	10	(64)
Issuance of warrants	-	94
Bad debt expense	58	87
Changes in operating assets and liabilities:
Accounts receivable, net	(383)	685
Inventories	321	274
Prepaids and other assets	(296)	(82)
Accounts payable	3,792	(164)
Accrued liabilities	24	233
Operating lease liabilities	(224)	(213)
Customer deposits	(458)	197
Deferred pension liability and other	(52)	(417)
Net cash provided by (used in) operating activities	605	(1,969)
Cash flows from investing activities
Equipment manufactured for rental	-	(17)
Purchases of property, plant and equipment	-	(173)
Net cash used in investing activities	-	(190)
Cash flows from financing activities
Proceeds from long-term debt	-	1,497
Payments of long-term debt	(362)	(650)
Payments for deferred financing fees	-	(40)
Net cash (used in) provided by financing activities	(362)	807
Effect of exchange rate changes	-	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	243	(1,354)
Cash, cash equivalents and restricted cash at beginning of year	43	1,385
Cash, cash equivalents and restricted cash at end of period	$286	$31
Supplemental disclosure of cash flow information:
Interest paid	$197	$202
Income taxes paid	9	15
Supplemental non-cash financing activities:
Warrants issued to Unilumin	$-	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Due to the onset of the COVID-19 pandemic in 2020, the Company experienced a reduction in sales orders from customers. As a result, the Company incurred a net loss of $2.8 million in the nine months ended September 30, 2021 and had a working capital deficiency of $8.6 million as of September 30, 2021. In addition, the Company has past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”).

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains, extended shut down of businesses and the impact of inflation.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

If we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Loan Agreement (hereinafter defined) with Unilumin (assigned from MidCap Business Credit LLC (“MidCap”) in July 2021), there would be a significant adverse impact on our financial position and operating results. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. Due to the above, there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of September 30, 2021.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020, along with the reportable segment for each category:

	Three months ended		Nine months ended
In thousands	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Digital product sales:
Catalog and small customized products	$2,393	$2,405	$6,882	$5,257
Large customized products	-	-	-	-
Subtotal	2,393	2,405	6,882	5,257
Digital product lease and maintenance:
Operating leases	196	240	615	755
Maintenance agreements	276	251	841	846
Subtotal	472	491	1,456	1,601
Total	$2,865	$2,896	$8,338	$6,858

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At September 30, 2021, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2028 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,786,000 are as follows:  $165,000 – remainder of 2021, $516,000 – 2022, $365,000 – 2023, $292,000 – 2024, $200,000 – 2025 and $248,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of September 30, 2021 and December 31, 2020, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	September 30, 2021	December 31, 2020
Gross receivables	$2,134	$2,042
Allowance for bad debts	428	660
Net receivables	1,706	1,382
Contract liabilities	328	618

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Nine months ended
In thousands	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$-	$149	$484	$82
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $3.0 million and digital product lease and maintenance was $1.8 million.

The Company expects to recognize revenue on approximately 75%, 14% and 11% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

	September 30 2021	December 31 2020
In thousands
Raw materials	$964	$1,124
Work-in-progress	244	324
Finished goods	13	94
	$1,221	$1,542

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	September 30	December 31
In thousands	2021	2020
Rental equipment	$3,714	$3,714
Less accumulated depreciation	3,242	3,058
Net rental equipment	$472	$656

Depreciation expense for rental equipment for the nine months ended September 30, 2021 and 2020 was $184,000 and $215,000, respectively.  Depreciation expense for rental equipment for the three months ended September 30, 2021 and 2020 was $61,000 and $72,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	September 30	December 31
In thousands	2021	2020
Machinery, fixtures and equipment	$2,923	$2,923
Leaseholds and improvements	23	23
	2,946	2,946
Less accumulated depreciation	933	746
Net property, plant and equipment	$2,013	$2,200

Machinery, fixtures and equipment having a net book value of $2.0 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the nine months ended September 30, 2021 and 2020 was $187,000 and $194,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended September 30, 2021 and 2020 was $56,000 and $59,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 30	December 31
In thousands	2021	2020
8¼% Limited convertible senior subordinated notes due 2012	$302	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	439	-
Revolving credit line	-	612
Term loans – related party	1,000	1,000
Term loan	641	811
Total debt	2,602	2,995
Less deferred financing costs and debt discount	84	180
Net debt	2,518	2,815
Less portion due within one year	2,518	2,546
Net long-term debt	$-	$269

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement.  On July 30, 2021, MidCap assigned the loan to Unilumin.  The Loan Agreement has a term of three years, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (7.93% at September 30, 2021) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of September 30, 2021, the balance outstanding under the Loan Agreement was $439,000.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the nine months ended September 30, 2021.  The Company was not in compliance with this covenant.  The Loan Agreement is secured by substantially all of the Company’s assets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act, $641,000 of which is outstanding as of September 30, 2021.  The Loan Note proceeds are forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  Certain employees were not retained by the Company, so the potential amount of loan forgiveness will be reduced.  The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  While the Company believes that its use of the loan proceeds will meet the conditions of forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of September 30, 2021, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of September 30, 2021 and December 31, 2020, the Company had accrued $225,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of September 30, 2021, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of September 30, 2021 and December 31, 2020, the Company had accrued $225,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of September 30, 2021 and December 31, 2020, the Company had outstanding $302,000 and $352,000, respectively, of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2021 and December 31, 2020, the Company had accrued $301,000 and $329,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in the nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2021 and December 31, 2020, the Company had accrued $247,000 and $232,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Interest cost	$64	$96	$190	$289
Expected return on plan assets	(210)	(203)	(630)	(610)
Amortization of net actuarial loss	80	70	240	211
Net periodic pension (benefit) expense	$(66)	$(37)	$(200)	$(110)

As of September 30, 2021 and December 31, 2020, the Company had recorded a current pension liability of $128,000 and $1.0 million, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $4.0 million and $3.7 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2021 is expected to be $388,000, of which the Company has contributed $306,000 as of September 30, 2021.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of September 30, 2021.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

September 30 2021
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$639
Current lease liabilities – operating	306
Non-current lease liabilities - operating	363
Total lease liabilities	669
Weighted average remaining lease term (years)	1.9
Weighted average discount rate	8.9%
Future minimum lease payments:
Remainder of 2021	$94
2022	348
2023	295
Thereafter	-
Total	737
Less: Imputed interest	68
Total lease liabilities	669
Less: Current lease liabilities	306
Long-term lease liabilities	$363

Supplemental cash flow information regarding leases:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
In thousands
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$93	$277
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-	-

Total operating lease expense and short-term lease expense was $284,000 and $5,000, respectively, for the nine months ended September 30, 2021.  Total operating lease expense and short-term lease expense was $94,000 and $2,000, respectively, for the three months ended September 30, 2021.  Total operating lease expense and short-term lease expense was $289,000 and $56,000, respectively, for the nine months ended September 30, 2020.  Total operating lease expense and short-term lease expense was $94,000 and $20,000, respectively, for the three months ended September 30, 2020.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30		Nine months ended September 30
In thousands, except per share data	2021	2020	2021	2020
Numerator:
Net loss, as reported	$(999)	$(758)	$(2,795)	$(3,154)
Denominator:
Weighted average shares outstanding	13,446	13,696	13,595	13,696
Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.21)	$(0.23)

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

As of September 30, 2020, the Company had warrants to purchase 250,000 shares of Common Stock outstanding which were included in the calculation of basic loss per share because their exercise price was $0.01 and determined to be penny warrants. As of September 30, 2021 and 2020, the Company had other warrants to purchase 1.6 million and 500,000 shares, respectively, of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of September 30, 2021, Unilumin owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors and/or officers of the Company, are each directors and/or officers of Unilumin.  The Company purchased $1.1 million and $366,000 of product from Unilumin in the nine months ended September 30, 2021 and 2020, respectively, and $461,000 and $177,000 in the three months ended September 30, 2021 and 2020, respectively.  The amount payable by the Company to Unilumin was $2.0 million and $231,000 as of September 30, 2021 and December 31, 2020, respectively.  As disclosed in Note 7, the Loan Agreement with MidCap, including all right and responsibilities, was assigned to Unilumin as of July 30, 2021.

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

Foreign revenues represent less than 10% of the Company’s revenues in the nine months ended September 30, 2021 and 2020.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2021	2020	2021	2020
Revenues:
Digital product sales	$2,393	$2,405	$6,882	$5,257
Digital product lease and maintenance	472	491	1,456	1,601
Total revenues	$2,865	$2,896	$8,338	$6,858
Operating (loss) income:
Digital product sales	$(1,093)	$(1,008)	$(2,814)	$(2,902)
Digital product lease and maintenance	335	346	977	1,074
Corporate general and administrative expenses	(259)	(114)	(843)	(1,255)
Total operating loss	(1,017)	(776)	(2,680)	(3,083)
Interest expense, net	(103)	(100)	(363)	(363)
Gain (loss) on foreign currency remeasurement	62	(49)	(10)	64
Gain on debt extinguishment	-	137	77	137
Pension benefit	66	37	200	110
Loss before income taxes	(992)	(751)	(2,776)	(3,135)
Income tax expense	(7)	(7)	(19)	(19)
Net loss	$(999)	$(758)	$(2,795)	$(3,154)

	September 30 2021	December 31 2020

Assets
Digital product sales	$5,441	$5,231
Digital product lease and maintenance	1,280	1,781
Total identifiable assets	6,721	7,012
General corporate	286	43
Total assets	$7,007	$7,055

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2021 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30
In thousands, except percentages	2021		2020
Revenues:
Digital product sales	$6,882	82.5%	$5,257	76.7%
Digital product lease and maintenance	1,456	17.5%	1,601	23.3%
Total revenues	8,338	100.0%	6,858	100.0%
Cost of revenues:
Cost of digital product sales	8,286	99.4%	6,528	95.2%
Cost of digital product lease and maintenance	462	5.5%	471	6.9%
Total cost of revenues	8,748	104.9%	6,999	102.1%
Gross loss	(410)	(4.9)%	(141)	(2.1)%
General and administrative and restructuring expenses	(2,270)	(27.2)%	(2,942)	(42.9)%
Operating loss	(2,680)	(32.1)%	(3,083)	(45.0)%
Interest expense, net	(363)	(4.4)%	(363)	(5.3)%
(Loss) gain on foreign currency remeasurement	(10)	(0.1)%	64	1.0%
Gain on extinguishment of debt	77	0.9%	137	2.0%
Pension benefit	200	2.4%	110	1.6%
Loss before income taxes	(2,776)	(33.3)%	(3,135)	(45.7)%
Income tax expense	(19)	(0.2)%	(19)	(0.3)%
Net loss	$(2,795)	(33.5)%	$(3,154)	(46.0)%

Total revenues for the nine months ended September 30, 2021 increased $1.5 million or 21.6% to $8.3 million from $6.9 million for the nine months ended September 30, 2020, primarily due to an increase in Digital product sales.

Digital product sales revenues increased $1.6 million or 30.9% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in the sports market, principally due to the reduced sales revenues in 2020 due to the onset and uncertainty of the coronavirus.

Digital product lease and maintenance revenues decreased $145,000 or 9.1% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the nine months ended September 30, 2021 decreased $403,000 or 13.1% to $2.7 million from $3.1 million for the nine months ended September 30, 2020, principally due to the increase in revenues.

Digital product sales operating loss decreased $88,000 or 3.0% to $2.8 million for the nine months ended September 30, 2021 compared to $2.9 million for the nine months ended September 30, 2020, primarily due to the increase in revenues and a decrease in the cost of revenue as a percentage of revenues.  The cost of Digital product sales increased $1.8 million or 26.9%, primarily due to the increase in revenues.  The cost of Digital product sales represented 120.4% of related revenues in 2021 compared to 124.2% in 2020.  This decrease as a percentage of revenues is primarily due to the greater volume of revenues.  General and administrative expenses for Digital product sales decreased $221,000 or 13.5%, primarily due to decreases in employees’ expenses, partially offset by an increase in consulting expenses.

Digital product lease and maintenance operating income decreased $97,000 or 9.0% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of the decrease in revenues, partially offset by a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $9,000 or 1.9%, primarily due to a decrease in depreciation expense, partially offset by an increase in employees’ expenses, primarily caused by the extraordinarily low expenses incurred in 2020 due to the onset and uncertainty of the coronavirus.  The cost of Digital product lease and maintenance revenues represented 31.7% of related revenues in 2021 compared to 29.4% in 2020.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $39,000 or 69.6%, primarily due to a reduction in employees’ expenses.

Corporate general and administrative expenses decreased $412,000 or 32.8% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to reductions in employees’ expenses and legal, rent and insurance expenses.

Net interest expense remained level for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increases in the outstanding balances for most of the year, offset by decreases in the outstanding balances on the loans as of September 30, 2021 and decreases in interest rates.

The effective tax rate for the nine months ended September 30, 2021 and 2020 was 0.7% and 0.6%, respectively.  Both the 2021 and 2020 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended September 30, 2021 and 2020:

	Three months ended September 30
In thousands, except percentages	2021		2020
Revenues:
Digital product sales	$2,393	83.5%	$2,405	83.0%
Digital product lease and maintenance	472	16.5%	491	17.0%
Total revenues	2,865	100.0%	2,896	100.0%
Cost of revenues:
Cost of digital product sales	3,010	105.0%	2,822	97.4%
Cost of digital product lease and maintenance	145	5.1%	146	5.1%
Total cost of revenues	3,155	110.1%	2,968	102.5%
Gross loss	(290)	(10.1)%	(72)	(2.5)%
General and administrative and restructuring expenses	(727)	(25.4)%	(704)	(24.3)%
Operating loss	(1,017)	(35.5)%	(776)	(26.8)%
Interest expense, net	(103)	(3.6)%	(100)	(3.4)%
Gain (loss) on foreign currency remeasurement	62	2.2%	(49)	(1.7)%
Gain on extinguishment of debt	-	-%	137	4.7%
Pension benefit	66	2.3%	37	1.3%
Loss before income taxes	(992)	(34.6)%	(751)	(25.9)%
Income tax expense	(7)	(0.3)%	(7)	(0.3)%
Net loss	$(999)	(34.9)%	$(758)	(26.2)%

Total revenues for the three months ended September 30, 2021 decreased $31,000 or 1.1% to $2.9 million compared to the three months ended September 30, 2020, primarily due to decreases in Digital product lease and maintenance revenues and sales revenues.

Digital product sales revenues decreased $12,000 or 0.5% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a decrease in the sports market.

Digital product lease and maintenance revenues decreased $19,000 or 3.9% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended September 30, 2021 increased $241,000 to $1.0 million from $776,000 for the three months ended September 30, 2020, principally due to an increase in corporate general and administrative expenses.

Digital product sales operating loss increased $85,000 to $1.1 million for the three months ended September 30, 2021 compared to $1.0 million for the three months ended September 30, 2020, primarily due to an increase in the cost of revenue as a percentage of revenues, partially offset by a decrease in general and administrative expenses.  The cost of Digital product sales increased $188,000 or 6.7%, primarily due to increased manufacturing costs.  The cost of Digital product sales represented 125.8% of related revenues in 2021 compared to 117.3% in 2020.  This increase as a percentage of revenues is primarily due to increases in the manufacturing supply chain costs and consulting costs.  General and administrative expenses for Digital product sales decreased $115,000 or 19.5%, primarily due to a decrease in employees’ expenses, partially offset by increases in consulting expenses and bad debt expenses.

Digital product lease and maintenance operating income decreased $11,000 or 3.2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily as a result of the decrease in revenues, partially offset by a decrease in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $1,000 or 0.7%, primarily due to a decrease in depreciation expense, partially offset by an increase in service agents and employees’ expenses, primarily caused by the extraordinarily low expenses incurred in 2020 due to the onset and uncertainty of the coronavirus.  The cost of Digital product lease and maintenance revenues represented 30.7% of related revenues in 2021 compared to 29.7% in 2020.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $7,000, primarily due to a decrease in bad debt expenses.

Corporate general and administrative expenses increased $145,000 or 127.2% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the non-recurrence of certain credits recorded in 2020, partially offset by reductions in employees’ expenses and legal, rent and insurance expenses.

Net interest expense increased $3,000 or 3.0% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in the outstanding balances on the loans, partially offset by decreases in interest rates.

The effective tax rate for the three months ended September 30, 2021 and 2020 was 0.7% and 0.9%, respectively.  Both the 2021 and 2020 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company incurred a net loss of $2.8 million in the nine months ended September 30, 2021 and had a working capital deficiency of $8.6 million as of September 30, 2021.  As of December 31, 2020, the Company had a working capital deficiency of $6.3 million.  The working capital deficiency increased primarily due to an increase in accounts payable and a decrease in inventories, partially offset by increases in cash, receivables and prepaids, as well as decreases in accrued liabilities and customer deposits.

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

The Company generated cash of $605,000 and used cash of $2.0 million from operating activities for the nine months ended September 30, 2021 and 2020, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash increased $243,000 in the nine months ended September 30, 2021.  The increase is primarily attributable to cash generated by operating activities of $605,000, partially offset by payments of long-term debt of $362,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of September 30, 2021 for the remainder of 2021 and over the next four fiscal years:

In thousands	Remainder of 2021	2022	2023	2024	2025
Long-term debt, including interest	$3,216	$372	$-	$-	$-
Pension plan payments	82	47	354	247	115
Estimated warranty liability	44	140	93	67	33
Operating lease payments	97	348	309	-	-
Total	$3,439	$907	$756	$314	$148

As of September 30, 2021, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2021 is expected to be $388,000, of which the Company has already contributed $306,000 as of September 30, 2021.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $4,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $268,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at September 30, 2021.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of September 30, 2021 and December 31, 2020, the Company had accrued $301,000 and $329,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of September 30, 2021 and December 31, 2020, the Company had accrued $247,000 and $232,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     Assignment Without Recourse of Loan Agreement with MidCap Business Credit LLC to Unilumin USA dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2021).

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

Date: November 12, 2021