Form 10-K
period 2021-12-31
TRANS LUX Corp
filed 2022-04-14
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street, 12th Floor, New York, New York 10001
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

2021 Form 10-K Cover Page Continued

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes                 No     X

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2021, was approximately $758,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on April 13, 2022, was 13,446,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2021 Form 10-K Annual Report

PART I

ITEM 1.                 BUSINESS

SUMMARY

Trans-Lux Corporation is a Delaware corporation incorporated on February 5, 1920.  Our Common Stock is quoted on OTC Pink under the symbol “TNLX.”  Our principal executive offices are located at 254 West 31st Street, 12th Floor, New York, NY  10001, where our telephone number is (800) 243-5544.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2021 and 2020 was approximately $9.5 million and $2.1 million, respectively.  The December 31, 2021 backlog is expected to be recognized as sales in 2022, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its capacity to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

The Company’s TLVisionTM line includes our latest LED Large Screen Systems that feature the most recent digital product technologies and capabilities, available in various pitch design.  TLVisionTM consists of full-color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for close distance viewing and up to 50mm for long-distance viewing.  The Company also continues to expand its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

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

Internationally, the Company uses a combination of internal salespeople and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2021 and 2020.

In 2021 and 2020, no customers accounted for at least 10% of the Company’s total revenues.

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

EMPLOYEES

The Company had approximately 57 employees as of April 1, 2022, none of whom is unionized.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin North America Inc. (“Unilumin”), there would be a significant adverse impact on our financial position and operating results.

WE HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  During the years ended December 31, 2021 and 2020, we incurred losses of $5.0 million and $4.8 million, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2021, we had outstanding debt of approximately $3.5 million, of which $3.0 million was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $522,000 of 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  As of December 31, 2021, we had cash and cash equivalents of $524,000 and there can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

WE MAY NOT MEET OUR LOAN COVENANTS

The Loan Agreement with Unilumin contains financial and other covenant requirements, including financial covenants that require the Borrowers to attain certain EBITDA amounts for certain periods.  If we are not able to attain the EBITDA amounts required by the covenant, Unilumin may exercise certain remedies, including termination of the Loan Agreement, which would have a significant adverse impact on our financial position and operating results.

LIBOR IS EXPECTED TO BE DISCONTINUED AFTER 2021

Our Loan Agreement with Unilumin provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable.  However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR.  We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with Unilumin to ensure any transition away from LIBOR will have minimal impact on our financial condition.  We however can provide no assurance regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING NOTES AND DEBENTURES HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

As of December 31, 2021, we had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2021, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

OUR RESULTS OF OPERATIONS MAY CONTINUE TO BE NEGATIVELY IMPACTED BY THE CORONAVIRUS OUTBREAK

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

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2022 operating plans.  The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

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

INCREASED PRICES AND INFLATION COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS

Though we believe that the rates of inflation in recent years have not had a significant impact on our operations, a continued increase in inflation, including inflationary pressure on labor and the goods and services we rely upon to deliver service to our customers, could result in increases to our operating costs, and we may be unable to pass these costs on to our customers. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby increasing our costs of doing business and reducing our margins.  If such impacts are prolonged and substantial, they could have a material adverse effect on our results of operations.

WE ARE CURRENTLY OPERATING IN A PERIOD OF ECONOMIC UNCERTAINTY AND CAPITAL MARKETS DISRUPTION, WHICH HAS BEEN SIGNIFICANTLY IMPACTED BY GEOPOLITICAL INSTABILITY DUE TO THE ONGOING MILITARY CONFLICT BETWEEN RUSSIA AND UKRAINE.  OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY ANY NEGATIVE IMPACT ON THE GLOBAL ECONOMY AND CAPITAL MARKETS RESULTING FROM THE CONFLICT IN UKRAINE OR ANY OTHER GEOPOLITICAL TENSIONS

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.  On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported.  Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.  We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreements to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system.  Additional potential sanctions and penalties have also been proposed and/or threatened.  Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results.  The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.  Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO REPORT OUR FINANCIAL RESULTS ON A TIMELY AND ACCURATE BASIS

Failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, and could cause us to delay the filing of required reports with the SEC and our reporting of financial results.  Any of these events could result in a decline in the market price of our Common Stock.  Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of April 13, 2022, one stockholder, Unilumin North America Inc. (“Unilumin”), owns approximately 52.0% of our Common Stock and beneficially owns approximately 53.7% of our Common Stock.  In addition, three of the Company’s four directors are employed by Unilumin or other entities affiliated with Unilumin.  Accordingly, such stockholder could exert significant control over any potential stockholder actions. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 254 West 31st Street, 12th Floor, New York, New York, at an annual rental of $0, which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $375,000, which is being used for manufacturing operations.  The Company leases a facility in Des Moines, Iowa, at an annual rental of $140,000, which is used for manufacturing, sales and administrative operations.

The aggregate property rent expense was $395,000 and $460,000 for the years ended December 31, 2021 and 2020, respectively.

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

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                 The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  The Company had approximately 86 holders of record of its Common Stock as of April 13, 2022.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.  The Board of Directors did not declare any cash dividends on Common Stock during 2021 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  In addition, the Company’s loan agreement with Unilumin restricts the payment of dividends.

(b)           Not applicable.

(c)           The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2021.

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $411,000 carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2021 impairment analysis included a renewal rate estimate of 87.9% and a CPI rate change of approximately 3.7%, which were the actual average rates for the two-year period ended December 31, 2021.  Based on these assumptions, the cash flow model determined a fair value of $5.5 million, exceeding its carrying value by 1241%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $128,000.  For every 1-percentage-point change in the CPI rate, the valuation would change by approximately $2,000.

Rental equipment is comprised of installed digital products on lease primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s still in operation.  Current contracts have an average age of 21.1 years from their installation dates through the expiration of their current terms.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax benefit (charges) in unrecognized pension liability of $1.1 million and ($755,000) in 2021 and 2020, respectively, in other comprehensive income (loss).  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2021, plan assets were invested 31.2% in fixed income contracts and 68.8% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2021, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 2.75%.  The net periodic cost for 2022 will be based on the December 31, 2021 valuation.  The defined benefit pension plan periodic cost (benefit) was $181,000 and ($111,000) in 2021 and 2020, respectively.  At December 31, 2021, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $20,000/($32,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2021 and 2020.  The minimum required pension plan contribution for 2021 was $387,000, of which the Company contributed $305,000.  At this time, we expect to make our minimum required contributions in 2022 of $138,000, including the shortfall from 2021; however, there is no assurance that we will be able to make any or all of such payments.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2021 and 2020:

In thousands, except percentages	2021		2020
Revenues:
Digital product sales	$9,418	83.0%	$7,378	78.1%
Digital product lease and maintenance	1,932	17.0%	2,067	21.9%
Total revenues	11,350	100.0%	9,445	100.0%
Cost of revenues:
Cost of digital product sales	11,896	104.8%	9,525	100.8%
Cost of digital product lease and maintenance	612	5.4%	628	6.7%
Total cost of revenues	12,508	110.2%	10,153	107.5%
Gross loss from operations	(1,158)	(10.2)%	(708)	(7.5)%
General and administrative expenses	(3,075)	(27.1)%	(3,908)	(41.4)%
Operating loss	(4,233)	(37.3)%	(4,616)	(48.9)%
Interest expense, net	(578)	(5.1)%	(425)	(4.5)%
Loss on foreign currency remeasurement	(18)	(0.2)%	(57)	(0.6)%
Gain on extinguishment of debt	77	0.7%	137	1.4%
Pension (expense) benefit	(181)	(1.6)%	111	1.2%
Loss before income taxes	(4,933)	(43.5)%	(4,850)	(51.4)%
Income tax (expense) benefit	(35)	(0.3)%	7	0.1%
Net loss	$(4,968)	(43.8)%	$(4,843)	(51.3)%

2021 Compared to 2020

Total revenues for the year ended December 31, 2021 increased $1.9 million or 20.2% to $11.3 million from $9.4 million for the year ended December 31, 2020, primarily due to increases in Digital product sales, partially offset by a decrease in Digital lease and maintenance revenues.

Digital product sales revenues increased $2.0 million or 27.6% to $9.4 million for the year ended December 31, 2021 compared to $7.4 million for the year ended December 31, 2020, primarily due to the start of a rebound in 2021 from the onset of the coronavirus pandemic in 2020.

Digital product lease and maintenance revenues decreased $135,000 or 6.5% to $1.9 million for the year ended December 31, 2021 compared to $2.1 million for the year ended December 31, 2020, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2021 decreased $383,000 to $4.2 million from $4.6 million for the year ended December 31, 2020, principally due to a decrease in general and administrative expenses and the increase in revenues, partially offset by an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating loss decreased $884,000 to $4.3 million for the year ended December 31, 2021 compared to $5.2 million for the year ended December 31, 2020, primarily due to a decrease in general and administrative expenses and the increase in revenues.  The cost of Digital product sales increased $2.4 million or 24.9%, primarily due to the increase in revenues.  The cost of Digital product sales represented 126.3% of related revenues in 2021 compared to 129.1% in 2020.  General and administrative expenses for Digital product sales decreased $1.2 million or 40.2%, primarily due to non recurrence in 2022 of a write-off of goodwill in 2021, as well as decreases in bad debt expenses and employees’ expenses.

Digital product lease and maintenance operating income decreased $107,000 or 7.7% to $1.3 million for the year ended December 31, 2021 compared to $1.4 million for the year ended December 31, 2020, primarily due to the reduction in revenues.  The cost of Digital product lease and maintenance decreased $16,000 or 2.5%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 31.7% of related revenues in 2021 compared to 30.4% in 2020.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $12,000 or 24.0%, primarily due to a decrease in employee expenses, partially offset by an increase in bad debt expenses.

Corporate general and administrative expenses increased $394,000 or 47.1% to $1.2 million for the year ended December 31, 2021 compared to $836,000 for the year ended December 31, 2020, primarily due to a reduction in employee, rent, and insurance expenses, partially offset by an increase in consulting expense.

Net interest expense increased $153,000 or 36.0% to $578,000 for the year ended December 31, 2021 compared to $425,000 for the year ended December 31, 2020, primarily due to increases in the average outstanding long-term debt and interest rates, primarily due to the increase in the balance owed under revolving credit loan.

The gain on extinguishment of debt for the year ended December 31, 2021 represented the gain on the extinguishment of $50,000 of Notes.  The gain on extinguishment of debt for the year ended December 31, 2020 represented the reversal of accrued interest on the Hazelwood loan, which was terminated in July 2020.

The effective tax rate for the years ended December 31, 2021 and 2020 was an (expense) benefit of 0.7% and (0.1%), respectively.  In 2021 and 2020, the Company recognized income tax (expense) benefit of $35,000 and ($7,000), respectively.  The income tax expense in 2021 and 2020 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring losses and continues to have a working capital deficiency.  The Company incurred a net loss of $5.0 million in the year ended December 31, 2021 and had a working capital deficiency of $9.8 million as of December 31, 2021.  As of December 31, 2020, the Company had a working capital deficiency of $6.3 million.  The increase in the working capital deficiency as compared to December 31, 2020 is primarily due to increases in accounts payable, customer deposits, the current portion of long-term debt and current lease liabilities, as well as a decrease in inventory, partially offset by increases in prepaids and other assets, receivables and cash, as well as a decrease in accrued liabilities.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the payment timetable of some of its payables, which had, from time to time, delayed certain product deliveries from our vendors, which in turn had, from time to time, delayed certain deliveries to our customers.  The recent cash infusions have resolved these previous issues.

Management believes there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-K.  The Company continually evaluates the need and availability of long-term capital to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $137,000 and $1.9 million in the years ended December 31, 2021 and 2020, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash increased $481,000 in 2021.  The increase is primarily attributable to proceeds from the EIDL loan of $500,000 and borrowing on the revolving loan of $578,000, partially offset by cash used in operating activities of $137,000 and payments on the PPP loan of $460,000. The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2021 over the next five fiscal years:

In thousands	2022	2023	2024	2025	2026
Long-term debt, including interest	$4,104	$-	$31	$31	$31
Pension plan payments	138	-	179	129	60
Employment obligations	-	-	-	-	-
Estimated warranty liability	152	103	76	41	24
Operating lease payments	477	438	146	149	152
Total	$4,871	$541	$432	$350	$267

As of December 31, 2021, the Company still had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the remaining Notes and Debentures, but has no agreements, commitments or understandings with respect to any further exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

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

Pension Plan Contributions

The minimum required pension plan contribution for 2021 was $387,000, of which the Company contributed $305,000.  At this time, we expect to make our minimum required contributions in 2022 of $138,000, including the shortfall from 2021; however, there is no assurance that we will be able to make any or all of such payments. See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $17,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $270,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2021.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ Marcum LLP

Marcum llp (688)

We have served as the Company’s auditor since 2015.

New Haven, CT

April 14, 2022

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31 2021	December 31 2020
In thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$524	$43
Receivables, net	2,149	1,382
Inventories	871	1,542
Prepaids and other assets	1,551	327
Total current assets	5,095	3,294
Long-term assets:
Rental equipment, net	411	656
Property, plant and equipment, net	1,950	2,200
Right of use assets	1,162	858
Other assets	33	47
Total long-term assets	3,556	3,761
TOTAL ASSETS	$8,651	$7,055
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,248	$1,640
Accrued liabilities	4,287	4,555
Current portion of long-term debt	3,030	2,546
Current lease liabilities	397	302
Customer deposits	1,951	524
Total current liabilities	14,913	9,567
Long-term liabilities:
Long-term debt, less current portion	500	269
Long-term lease liabilities	805	591
Deferred pension liability and other	3,381	3,677
Total long-term liabilities	4,686	4,537
Total liabilities	19,599	14,104
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2021 and 2020	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2021 and 2020; shares outstanding: 13,446,276 in 2021 and 2020	13	13
Additional paid-in-capital	41,330	41,330
Accumulated deficit	(42,975)	(38,007)
Accumulated other comprehensive loss	(6,253)	(7,322)
Treasury stock - at cost - 27,840 common shares in 2021 and 2020	(3,063)	(3,063)
Total stockholders' deficit	(10,948)	(7,049)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,651	$7,055

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
	12 Months Ended December 31

In thousands, except per share data	2021	2020
Revenues:
Digital product sales	$9,418	$7,378
Digital product lease and maintenance	1,932	2,067
Total revenues	11,350	9,445

Cost of revenues:
Cost of digital product sales	11,896	9,525
Cost of digital product lease and maintenance	612	628
Total cost of revenues	12,508	10,153

Gross loss	(1,158)	(708)
General and administrative expenses	(3,075)	(3,937)
Restructuring costs benefit	-	29
Operating loss	(4,233)	(4,616)
Interest expense, net	(578)	(425)
Loss on foreign currency remeasurement	(18)	(57)
Gain on extinguishment of debt	77	137
Pension (expense) benefit	(181)	111
Loss before income taxes	(4,933)	(4,850)
Income tax (expense) benefit	(35)	7
Net loss	$(4,968)	$(4,843)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	12 Months Ended December 31

In thousands	2021	2020
Net loss	$(4,968)	$(4,843)
Other comprehensive income (loss):
Unrealized foreign currency translation gain	18	51
Change in unrecognized pension costs	1,051	(755)
Total other comprehensive income (loss), net of tax	1,069	(704)
Comprehensive loss	$(3,899)	$(5,547)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the year ended December 31, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)
Net loss	-	-	-	-	-	-	-	(4,968)	-	-	(4,968)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	18	-	18
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	1,051	-	1,051
Balance December 31, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)

For the year ended December 31, 2020
Balance January 1, 2020	-	$-	-	$-	13,474,116	$13	$41,088	$(33,164)	$(6,618)	$(3,063)	$(1,744)
Net loss	-	-	-	-	-	-	-	(4,843)	-	-	(4,843)
Issuance of warrants	-	-	-	-	-	-	242	-	-	-	242
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	51	-	51
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	(755)	-	(755)
Balance December 31, 2020	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	12 Months Ended December 31

In thousands	2021	2020
Cash flows from operating activities
Net loss	$(4,968)	$(4,843)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	540
Amortization of right of use assets	303	283
Write off of goodwill	-	744
Amortization of deferred financing fees and debt discount	127	98
Loss on disposal of assets	-	5
Gain on extinguishment of debt	(77)	(137)
Loss on foreign currency remeasurement	18	57
Issuance of warrants	-	242
Bad debt expense	64	123
Changes in operating assets and liabilities:
Accounts receivable, net	(832)	878
Inventories	671	640
Prepaids and other assets	(1,210)	598
Accounts payable	3,608	695
Accrued liabilities	660	(1,357)
Operating lease liabilities	(298)	(284)
Customer deposits	1,427	401
Deferred pension liability and other	(125)	(564)
Net cash used in operating activities	(137)	(1,881)
Cash flows from investing activities
Equipment manufactured for rental	-	(16)
Purchases of property, plant and equipment	-	(174)
Net cash used in investing activities	-	(190)
Cash flows from financing activities
Proceeds from long-term debt	1,078	1,423
Payments of long-term debt	(460)	(650)
Payments for deferred financing fees	-	(40)
Net cash provided by financing activities	618	733
Effect of exchange rate changes	-	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	481	(1,342)
Cash and cash equivalents at beginning of year	43	1,385
Cash and cash equivalents at end of period	$524	$43
Supplemental disclosure of cash flow information:
Interest paid	$219	$263
Income taxes paid	9	15
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$524	$43
Cash, cash equivalents and restricted cash at end of period	$524	$43

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest-bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company. The Company has no cash equivalents at December 31, 2021 and 2020.

Accounts receivable, net:  Accounts receivable are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2021	2020
Balance at beginning of year	$660	$743
Provisions	64	123
Write-offs	(301)	(206)
Balance at end of year	$423	$660

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  At December 31, 2021, two customers accounted for 36.0% of the balance in Accounts receivable, net.  At December 31, 2020, one customer accounted for 37.1% of the balance in Accounts receivable, net.  In 2021 and 2020, no customers accounted for at least 10% of our total revenues.

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

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2021 or 2020.

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  The Company did not have any Restricted cash in 2021.  The Company had Restricted cash as of January 1, 2020 for letters of credit in connection with a forgivable loan ($650,000) and a security deposit ($200,000).  During 2020, the forgivable loan was satisfied and the security deposit was reduced by $200,000 and therefore, there was no restricted cash at December 31, 2021 and 2020.  The Company presented these funds in Restricted cash in the Consolidated Balance Sheets since the use of the funds under the letters of credit was restricted.

Shipping Costs:  The costs of shipping product to our customers of $391,000 and $230,000 in 2021 and 2020, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $24,000 and $40,000 in 2021 and 2020, respectively, are included in General and administrative expenses.

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

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

There were no new accounting pronouncements that will have a material impact on the financial statements based on the determination of management.

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

While the Company’s revenues increased in 2021, the Company incurred a net loss of $5.0 million in 2021 and had a working capital deficiency of $9.8 million as of December 31, 2021.

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

Our independent registered public accounting firm has issued an opinion on our Consolidated Financial Statements included in this Annual Report on Form 10-K that states that the Consolidated Financial Statements were prepared assuming we will continue as a going concern and further states that the continuing losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raises substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component.  Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less.  None of the Company’s contracts contained a significant financing component as of December 31, 2021.

In March 2016, the FASB issued updated lease accounting guidance ("Topic 842"), as explained further in Note 13 – Leases.  We adopted Topic 842 on January 1, 2020.  Topic 842 is an update to Topic 840, which was the lease accounting standard in place through December 31, 2019.  There were no significant changes to our revenue accounting upon adoption of Topic 842.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2021 and 2020, along with the reportable segment for each category:

In thousands	2021	2020
Digital product sales:
Catalog and small customized products	$9,418	$6,823
Large customized products	-	555
Subtotal	9,418	7,378
Digital product lease and maintenance:
Operating leases	817	936
Maintenance agreements	1,115	1,131
Subtotal	1,932	2,067
Total	$11,350	$9,445

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

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2021 and 2020, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2021 and 2020:

In thousands	2021	2020
Gross receivables	$2,572	$2,042
Allowance for bad debts	423	660
Net receivables	2,149	1,382
Contract liabilities	2,011	618

During the years ended December 31, 2021 and 2020, the Company recognized bad debt expense of $64,000 and $123,000, respectively.

During the years ended December 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$484	$82
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations – alternative more qualitative presentation

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $7.5 million and digital product lease and maintenance was $2.5 million.

The Company expects to recognize revenue on approximately 86%, 8% and 6% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s cash surrender value of life insurance had a carrying amount of $33,000 at December 31, 2021 and 2020, which was included in Other Assets in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Notes, using observable inputs, was $121,000 and $70,000 at December 31, 2021 and 2020, respectively.  The fair value of the Debentures, using observable inputs, was $88,000 and $44,000 at December 31, 2021 and 2020, respectively.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $3.1 million at December 31, 2021 and $2.4 million at December 31, 2020.

5.  Inventories

Inventories consist of the following:

In thousands	2021	2020
Raw materials	$467	$1,124
Work-in-progress	-	324
Finished goods	404	94
Total inventory	$871	$1,542

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2021	2020
Rental equipment	$3,664	$3,714
Less accumulated depreciation	3,253	3,058
Net rental equipment	$411	$656

During 2021, $50,000 of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2021 and 2020 was $245,000 and $288,000, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2021	2020
Machinery, fixtures and equipment	$2,908	$2,923
Leaseholds and improvements	23	23
	2,931	2,946
Less accumulated depreciation	981	746
Net property, plant and equipment	$1,950	$2,200

Equipment having net book values of $2.0 million and $2.2 million at December 31, 2021 and 2020, respectively, are pledged as collateral under various financing agreements.

During 2021 and 2020, $14,000 and $118,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2021 and 2020 was $250,000 and $252,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2021	2020
Prepaids	$33	$34
Deposits	-	13
Total other assets	$33	$47

9.  Taxes on Income

The components of income tax expense (benefit) are as follows:

In thousands	2021	2020
Current:
Federal	$-	$(41)
State and local	25	25
Foreign	10	9
	$35	$(7)
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax expense (benefit)	$35	$(7)

Loss before income taxes from the United States operations was $4.9 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively.  Loss before income taxes from Canadian operations was $0.01 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2021	2020
Statutory federal income tax benefit rate	21.0%	21.0%
State income taxes, net of federal benefit	4.0	3.9
AMT credit fully refundable under TCJ Act	-	0.9
Foreign income taxed at different rates	(0.3)	(0.2)
Deferred tax asset valuation allowance	(24.1)	(25.5)
Section 382 adjustment to deferred net operating loss	(1.3)	-
Other	(0.1)	-
Effective income tax benefit (expense) rate	(0.7)%	0.1%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2021	2020
Deferred income tax asset:
Tax credit carryforwards	$-	$-
Operating loss carryforwards	4,000	2,763
Net pension costs	2,123	2,157
Allowance for bad debts	227	179
Other	6	6
Valuation allowance	(5,989)	(4,801)
	367	304
Deferred income tax liability:
Depreciation	124	128
Other	243	176
	367	304
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $14.2 million, which began to expire in 2019. Additionally, net operating losses created after 2020 do not expire. The operating loss carryforwards have been limited by changes in ownership of the Company in 2012 and 2019 as defined under Section 382 of the Internal Revenue Code.  The change in ownership as of June 26, 2012 limited our operating loss carryforwards at that time to $295,000 per year aggregating $5.9 million.  The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $2.9 million.  Losses subsequent to April 10, 2019 have increased the operating loss carryforwards.  Carryforward losses of $296,000 have expired as of December 31, 2021.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2021 and 2020.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2021	2020
Taxes payable	$1,195	$1,149
Interest payable	1,173	933
Warranty reserve	380	438
Deferred revenues	284	271
Compensation and employee benefits	225	90
Audit fees	134	134
Current portion of pension liability (see Note 15 – Pension Plan)	128	1,008
Other	768	532
	$4,287	$4,555

A summary of the warranty reserve for the years ended December 31, 2021 and 2020 is as follows:

In thousands	2021	2020
Balance at beginning of year	$438	$430
Provisions	115	149
Deductions	(173)	(141)
Balance at end of year	$380	$438

11.  Warrant Issuances

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”), which commenced June 15, 2020.  As of October 15, 2021, the Company and Craftsmen agreed upon a termination of the CMA.  Under the CMA, Craftsmen manufactured and supplied goods and provided all necessary labor, materials, management expertise, and oversight necessary to manufacture the goods at the Company’s manufacturing facility located in Hazelwood, Missouri.  The Company provided Craftsmen assistance to the manufacturing process, the technical details as well as the amount of goods to be produced.  The CMA provided that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and had been guaranteed by Unilumin USA LLC (“Unilumin USA”) through December 31, 2020.  Unilumin USA is wholly owned by Unilumin North America, who owns 52.0% of the Company’s outstanding Common Stock and beneficially owns 53.7% of the Company’s outstanding Common Stock.  In connection with the Unilumin Guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.  The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%.  The Company recorded an expense of $94,000 in general and administrative expenses in June 2020.

On December 31, 2020, certain current and former directors agreed to forgo $1.1 million of directors’ fees owed to them in exchange for warrants to purchase 1.1 million shares of the Company’s Common Stock at an exercise price of $1.00 per share (the Director Warrants”).  The Director Warrants are exercisable until December 31, 2024.  The Company calculated the fair value of the Warrants as $148,000 utilizing the Black-Scholes method, using a volatility of 158% and a risk free rate of 0.27%.  The Company recorded a gain of $937,000 on the exchange in general and administrative expenses in December 2020.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMI Note”), the Company issued SM Investors, L.P. (“SMI”) a three-year warrant to purchase 82,500 shares of Common Stock at an exercise price of $0.01 per share.  On June 11, 2021, this warrant expired unexercised.

On June 11, 2018, in connection with a Subordinated Secured Promissory Note (the “SMII Note”) with SM Investors II, L.P. (“SMII”), the Company issued SMII a three-year warrant to purchase 167,500 shares of Common Stock at an exercise price of $0.01 per share.  On June 11, 2021, this warrant expired unexercised.

On April 23, 2015, the Company entered into a credit agreement with BFI Capital Fund II, LLC (“BFI”) for a $1.5 million credit line, which was repaid in full prior to 2016.  In connection with the agreement, the Company also issued BFI a 5-year warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 per share.  On April 23, 2020, this warrant expired unexercised.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2021	2020
8¼% Limited convertible senior subordinated notes due 2012	$302	$352
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	1,189	-
Revolving credit line	-	612
Term loans – related party	1,000	1,000
Term loans	871	811
Total debt	3,582	2,995
Less deferred financing costs and debt discount	52	180
Net debt	3,530	2,815
Less portion due within one year	3,030	2,546
Net long-term debt	$500	$269

Payments of long-term debt due for the next five years are:

In thousands	2022	2023	2024	2025	2026	Thereafter
	$3,082	$-	$11	$12	$12	$465

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement.  On July 30, 2021, MidCap assigned the loan to Unilumin.  The Loan Agreement terminates on September 16, 2022, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (12.00% at December 31, 2021) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of December 31, 2021, the balance outstanding under the Loan Agreement was $1.2 million.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the year ended December 31, 2021.  The Company was not in compliance with this covenant.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of December 31, 2021, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries and interest rate of 3.75%.  As of December 31, 2021, the Company had accrued less than $1,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act.  As of December 31, 2021, $371,000 was outstanding.  As of December 31, 2021, the Company had accrued less than $1,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The Loan Note proceeds were forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1.00%, with a deferral of payments for the first six months.  In January 2022, the loan was forgiven in full and the payments that had previously been paid were refunded.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of December 31, 2021 and 2020, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of December 31, 2021 and 2020, the Company had accrued $240,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of December 31, 2021 and 2020, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of December 31, 2021 and 2020, the Company had accrued $240,000 and $180,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2021 and 2020, the Company had outstanding $302,000 and $352,000, respectively, of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2021 and 2020, the Company had accrued $307,000 and $329,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in 2021.

As of December 31, 2021 and 2020, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2021 and 2020, the Company had accrued $253,000 and $232,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

13.  Leases

Certain premises are occupied under operating leases that expire at varying dates through 2027.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On December 1, 2022, the Company entered into a lease for an office and manufacturing facility in Des Moines, Iowa.  The lease was for a five-year lease period at an initial annual rental of approximately $140,000.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of approximately $317,000.  On December 23, 2019, the Company entered into a lease for office space in Urbandale, Iowa for a two-year lease period at an initial annual rental of approximately $28,000.  Rent expense was $395,000 and $460,000 for the years ended December 31, 2021 and 2020, respectively.

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of December 31, 2021.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

2021
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,162
Current lease liabilities	397
Non-current lease liabilities	805
Total lease liabilities	1,202
Weighted average remaining lease term (years)	2.7
Weighted average discount rate	7.9%
Future minimum lease payments:
2022	477
2023	438
2024	146
2025	149
2026	152
Thereafter	12
Total	1,374
Less: Imputed interest	172
Total lease liabilities	1,202
Less: Current lease liabilities	397
Long-term lease liabilities	$805

Supplemental cash flow information regarding leases:

In thousands	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$370
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	607

Total operating lease expense and short-term lease expense was $390,000 and $5,000, respectively, for the year ended December 31, 2021.  Total operating lease expense and short-term lease expense was $383,000 and $77,000, respectively, for the year ended December 31, 2020.

14.  Stockholders’ Deficit

During 2021 and 2020, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2021, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as SBCPS, none of which were outstanding, and (iii) 2,032,500 shares were not yet designated.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 1.6 million and 1.8 million at December 31, 2021 and 2020, respectively.

Accumulated other comprehensive loss is comprised of approximately $6.5 million and $7.6 million of unrecognized pension costs at December 31, 2021 and 2020, respectively, and $263,000 and $245,000 of unrealized foreign currency translation gains at December 31, 2021 and 2020, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial (loss) gain	Foreign currency translation gain	Total
Balances at January 1, 2020	$(6,812)	$194	$(6,618)
Actuarial loss	(755)	-	(755)
Translation gain	-	51	51
Balances at December 31, 2020	(7,567)	245	(7,322)
Actuarial gain	1,051	-	1,051
Translation gain	-	18	18
Balances at December 31, 2021	$(6,516)	$263	$(6,253)

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2021 and 2020.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2021 and 2020, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $3.5 million at December 31, 2021.

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

At December 31, 2021 and 2020, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2021	2020
Equity and index funds	68.8%	68.2%
Fixed income funds	31.2	31.8
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2021 and 2020:

In thousands	2021	2020
Level 1:
Equity and index funds	$7,267	$7,139
Fixed income funds	3,294	3,336
Total Level 1	10,561	10,475
Level 2	-	-
Level 3	-	-
Total pension plan assets	$10,561	$10,475

The funded status of the plan as of December 31, 2021 and 2020 is as follows:

In thousands	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,145	$14,258
Interest cost	351	387
Actuarial (gain) loss	(311)	1,396
Settlements	(519)	-
Benefits paid	(611)	(896)
Projected benefit obligation at end of year	14,055	15,145

Change in plan assets:
Fair value of plan assets at beginning of year	10,475	10,148
Actual return on plan assets	911	1,138
Company contributions	305	85
Settlements	(519)	-
Benefits paid	(611)	(896)
Fair value of plan assets at end of year	10,561	10,475

Funded status (underfunded)	$(3,494)	$(4,670)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$8,001	$9,051
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	2.41%	3.20%
Benefit obligations	2.75%	2.41%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2022, the Company expects to amortize $327,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2021 and 2020 was $14.1 million and $15.1 million, respectively.  The minimum required contribution in 2022 is expected to be $138,000, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $3.4 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

The minimum required pension plan contribution for 2021 was $387,000, of which the Company contributed $305,000.  At this time, we expect to make our minimum required contributions to the pension benefit plan in 2022 of $138,000; however, there is no assurance that we will be able to make any or all of such remaining payments.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2022	2023	2024	2025	2026
	$1,229	$864	$925	$864	$952

The following table presents the components of the net periodic pension cost for the years ended December 31, 2021 and 2020:

In thousands	2021	2020
Interest cost	$351	$387
Expected return on plan assets	(794)	(786)
Recognized loss due to settlements	297	-
Amortization of net actuarial loss	327	288
Net periodic pension cost (benefit)	$181	$(111)

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2021 and 2020:

In thousands	2021	2020
Balance at beginning of year	$9,051	$8,296
Net actuarial (gain) loss	(428)	1,043
Recognized loss	(622)	(288)
Balance at end of year	$8,001	$9,051

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

The Company currently has one stock option plan.  As of December 31, 2021, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

	Number of Shares			Weighted Average Exercise Price
	Authorized	Granted	Available
Balance January 1, 2020	800	-	800	N/A
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2020	800	-	800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2021	800	-	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2021, there were no outstanding options to purchase shares.

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested options granted under the Plans.

Subsequent to the end of the year, the Company issued 280,000 stock option to certain employees on March 28, 2022.  The options vest on March 28, 2023 and are then exercisable until March 28, 2026 at a price of $0.40 per share.

17.  Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2021 and 2020:

In thousands, except per share data	2021	2020
Numerator:
Net loss, as reported	$(4,968)	$(4,843)
Denominator:
Weighted average shares outstanding	13,580	13,696
Basic and diluted loss per share	$(0.37)	$(0.35)

At December 31, 2021 and 2020, there were no dividends accumulated on the Company’s SBCPS.

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

At December 31, 2021 and 2020, outstanding warrants exercisable into 1.6 million and 1.8 million shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Commitments and Contingencies

Commitments:  At December 31, 2021 and 2020, the Company had no employment agreements with its executive officers.

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

19.  Related Party Transactions

As of December 31, 2021, Unilumin owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  The Company purchased $1.5 million and $553,000 of product from Unilumin in the year ended December 31, 2021 and 2020, respectively.  The amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $3.7 million and $231,000 as of December 31, 2021 and 2020, respectively.  In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11).

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

Foreign revenues represent less than 10% of the Company’s revenues for 2021 and 2020.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2021 and 2020 and as of December 31, 2021 and 2020 were as follows:

In thousands	2021	2020
Revenues:
Digital product sales	$9,418	$7,378
Digital product lease & maintenance	1,932	2,067
Total revenues	$11,350	$9,445
Operating (loss) income:
Digital product sales	$(4,285)	$(5,169)
Digital product lease & maintenance	1,282	1,389
Corporate general and administrative expenses	(1,230)	(836)
Total operating loss	(4,233)	(4,616)
Interest expense, net	(578)	(425)
Loss on foreign currency remeasurement	(18)	(57)
Gain on extinguishment of debt	77	137
Pension (expense) benefit	(181)	111
Loss before income taxes	(4,933)	(4,850)
Income tax (expense) benefit	(35)	7
Net loss	$(4,968)	$(4,843)
Assets:
Digital product sales	$6,379	$5,231
Digital product lease & maintenance	1,748	1,781
Total identifiable assets	8,127	7,012
General corporate	524	43
Total assets	$8,651	$7,055
Depreciation and amortization:
Digital product sales	$249	$251
Digital product lease & maintenance	245	288
General corporate	1	1
Total depreciation and amortization	$495	$540
Capital expenditures:
Digital product sales	$-	$173
Digital product lease & maintenance	-	16
General corporate	-	1
Total capital expenditures	$-	$190

21.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2021 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

In March 2022, the Company issued 280,000 stock options to executives and employees at an exercise price of $0.40 per share.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2021.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.              OTHER INFORMATION

Not applicable.

ITEM 9C.              DISCLOSURE OF FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Nicholas J. Fazio	42	2022
Yang Liu	32	2023
Yantao Yu	46	2022
Salvatore J. Zizza	76	2021

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

Yantao Yu was elected as a director of the Company on July 30, 2019.  Mr. Yu was appointed Chief Operating Officer of the Corporation on August 1, 2021.  Mr. Yu has been the Chief Financial Officer of ROE Visual, a subsidiary of the Unilumin Group Co. Ltd. in the United States, since September 2018.  With over 25 years of financial experience, his background includes positions as Senior Accountant and/or Controller of The Quaker Oats Company; Bostik China (a subsidiary of Total S.A [TOT]); Eton Electric; and Airwell Air-conditioning Technology (China) Co., Ltd. and Airwell Fedders North America Inc (subsidiaries of Elco Holdings, Ltd. [TASE: ELCO]).  From 1994 through 2012, he served as Chief Financial Officer of Lover Group and served as its Secretary of the Board from 2013 through August 2018.  Mr. Yu holds an Executive Master of Business Administration (EMBA) degree from the University of Minnesota and his professional certifications include CPA, CGA, CMA and FCCA.  Mr. Yu’s extensive financial experience allows him to provide valuable contributions to the Board.

Salvatore J. Zizza has served as an independent director since December 2009 and was elected Chairman of the Board (a non-executive position) of the Company on September 28, 2018.  Hhas served as an independent director since December 2009 and was elected Chairman of the Board (a non-executive position) of the Company on September 28, 2018. He had served as Vice Chairman of the Board (a non-executive position) of the Company since September 29, 2010. He currently serves as the Chairman of Zizza & Associates, LLC. and previously served as Chairman of Bethlehem Advanced Materials until 2018. Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds. He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds, LLC. He had been Director of General Employment Enterprises Inc. from 2010 until 2012 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003. Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999. Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012. Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005. He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009. Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John's University, which also has awarded him an Honorary Doctorate in Commercial Sciences. Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board. In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission.

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held did not hold any meetings during 2021.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  All directors attended the last Annual Meeting of Stockholders in 2020.  The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Zizza serving as Chairman.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2021.  Messrs. Yu and Zizza are not and have not been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  The Audit Committee held four meetings in 2021.  Members of the Audit Committee do not receive any fees for their participation.  Our Audit Committee’s responsibilities include:

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Messrs. Yu and Zizza are independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Messrs. Yu and Zizza qualify as "non-employee directors" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and Messrs. Yu and Zizza qualify as "outside directors" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee held four meetings in 2021.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Fazio serving as Chairman.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2021.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

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

Stockholder Communication with the Board

The Board maintains a process for stockholders to communicate with the Board or with individual directors.  Stockholders who wish to communicate with the Board or with individual directors should direct written correspondence to our Corporate Secretary at our Company’s headquarters located at 254 West 31st Street, 12th Floor, New York, New York  10001.  Any such communication must contain:

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

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2021, John Hammock and Yang Liu still needed to make their Form 3 filings, Salvatore Zizza still needed to make his Form 4 filing related to the warrants he received and Unilumin still needed to make their Form 4 filing related to the warrants they received.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age
Nicholas J. Fazio	Chief Executive Officer	42
Yantao Yu	Chief Operating Officer	46
Thomas E. Durkin	Executive Vice President, General Counsel & Corporate Secretary	68
John Hammock	Senior Vice President and Chief Sales & Marketing Officer	59
Todd Dupee	Senior Vice President and Chief Accounting Officer	49

Mr. Fazio’s and Mr. Yu’s biographical information can be found at the beginning of Item 10 – Directors, Executive Officers and Corporate Governance.

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

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than the Chief Executive Officer:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Nicholas J. Fazio	2021	-	-	-	-	-	-	-	-
Chief Executive Officer	2020	-	-	-	-	-	-	-	-

John Hammock	2021	182,434	-	-	-	-	-	-	182,434
Senior Vice President and Chief Sales and Marketing Officer	2020	191,402	-	-	-	-	-	-	191,402

Todd Dupee	2021	146,333	-	-	-	-	-	6,000	152,333
Senior Vice President and Chief Accounting Officer	2020	155,196	-	-	-	-	-	6,000	161,196

(1)       See “All Other Compensation” for further details.

All Other Compensation

During 2021 and 2020, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other (1) ($)	Total All Other Compensation ($)
Nicholas J. Fazio	2021	-	-	-
	2020	-	-	-
John Hammock	2021	-	-	-
	2020	-	-	-
Todd Dupee	2021	-	6,000	6,000
	2020	-	6,000	6,000

 (1)            Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2021, the Company made $305,000 of the minimum requirement of $387,000 of contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $285,000 is the legislated annual cap on determining the final average annual salary and $245,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Outstanding Equity Awards at Fiscal Year-End 2021

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2021.

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

Compensation of Directors

The following table represents director compensation for 2021:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas J. Fazio	2021	-	-	-	-	-	-	-
Yang Liu	2021	-	-	-	-	-	-	-
Yantao Yu	2021	-	-	-	-	-	-	-
Salvatore J. Zizza	2021	-	-	-	-	-	-	-

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 13, 2022 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Unilumin North America Inc. 254 West 31st Street New York, NY 10001	7,485,892	(1)	53.7

Gabelli Funds, LLC GAMCO Asset Management Inc. Teton Advisors, Inc One Corporate Center Rye, NY 10580-1434	4,080,000	(2)	30.3

Non-Employee Directors:
Yang Liu	-	(3)	*
Salvatore J. Zizza	624,970	(4)	4.5

Named Executive Officers:
Nicholas J. Fazio	7,485,892	(3) (5)	53.7
Yantao Yu	-	(3) (5)	*
Thomas E. Durkin	-	(5)	*
John Hammock	10,000	(5)	*
Todd Dupee	40,000	(5)	*
All directors and executive officers as a group	8,160,862	(6)	56.5

*Represents less than 1% of total number of outstanding shares.

(1)            Unilumin owns 6,985,892 shares, which is 52.0% of our outstanding shares.  The stock ownership and percentage reflected in the above table also includes warrants to purchase 500,000 shares.

(2)            Based on Schedule 13D, as amended, dated November 25, 2020 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment and Schedule 13G dated January 11, 2022, Gabelli Funds, LLC beneficially owns 1,612,500 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 102.500 shares of Common Stock and Teton Advisors, Inc. beneficially owns 2,365,000 shares of Common Stock.

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

(5)            The share ownerships with respect to Messrs. Fazio, Yu, Durkin, Hammock and Dupee do not include stock options to purchase 50,000, 50,000, 25,000, 25,000 and 20,000 shares, respectively, because the options are not exercisable until March 28, 2023.

(6)            See footnotes 3, 4 and 5 above.

Equity Compensation Plan Information
December 31, 2021	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	800

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum LLP (“Marcum”) for 2021 and 2020 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $180,000 in 2021 and $189,000 in 2020.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2021 or 2020.

Tax Fees:  Marcum did not provide any tax services in 2021 or 2020.

All Other Fees:  Marcum did not provide any non-audit services in 2021 or 2020.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2021

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

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

  (c)        Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 9, 2012)

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

10.9        Assignment Without Recourse of Loan Agreement with MidCap Business Credit LLC to Unilumin USA dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2021).

10.10      Loan note with Enterprise Bank and Trust dated as of April 20, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2020).

10.11      Loan note with the United States Small Business Association dated as of December 10, 2021 (filed herewith).

10.12 **  Form of stock options granted March 28, 2022 (filed herewith).

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

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements. *

104         Cover page interactive data file (formatted as online XBRL with applicable taxonomy extension information contained in Exhibit 191.

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

Dated: April 14, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	April 14, 2022
Salvatore J. Zizza, Chairman of the Board

/s/ Nicholas J. Fazio	April 14, 2022
Nicholas J. Fazio, Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Yang Liu	April 14, 2022
Yang Liu, Director

/s/ Yantao Yu	April 14, 2022
Yantao Yu, Director and Chief Operating Officer

/s/ Todd Dupee	April 14, 2022
Todd Dupee, Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)