Form 10-Q
period 2022-03-31
TRANS LUX Corp
filed 2022-05-16
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/13/22	Common Stock - $0.001 Par Value	13,446,276

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)
Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31 2022	December 31 2021
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$383	$524
Receivables, net	2,416	2,149
Inventories	1,611	871
Prepaids and other assets	2,001	1,551
Total current assets	6,411	5,095
Long-term assets:
Rental equipment, net	364	411
Property, plant and equipment, net	1,899	1,950
Right of use assets	1,065	1,162
Other assets	34	33
Total long-term assets	3,362	3,556
TOTAL ASSETS	$9,773	$8,651
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,883	$5,248
Accrued liabilities	4,365	4,287
Current portion of long-term debt	2,940	3,030
Current lease liabilities	419	397
Customer deposits	3,079	1,951
Total current liabilities	15,686	14,913
Long-term liabilities:
Long-term debt, less current portion	500	500
Long-term lease liabilities	696	805
Deferred pension liability and other	3,319	3,381
Total long-term liabilities	4,515	4,686
Total liabilities	20,201	19,599
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2022 and 2021; shares outstanding: 13,446,276 in 2022 and 2021	13	13
Additional paid-in-capital	41,330	41,330
Accumulated deficit	(42,482)	(42,975)
Accumulated other comprehensive loss	(6,226)	(6,253)
Treasury stock - at cost - 27,840 common shares in 2022 and 2021	(3,063)	(3,063)
Total stockholders' deficit	(10,428)	(10,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,773	$8,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	3 Months Ended March 31

In thousands, except per share data	2022	2021
Revenues:
Digital product sales	$3,237	$2,093
Digital product lease and maintenance	428	493
Total revenues	3,665	2,586

Cost of revenues:
Cost of digital product sales	2,958	2,254
Cost of digital product lease and maintenance	165	153
Total cost of revenues	3,123	2,407

Gross income	542	179
General and administrative expenses	(762)	(799)
Operating loss	(220)	(620)
Interest expense, net	(142)	(103)
Loss on foreign currency remeasurement	(16)	(36)
Gain on extinguishment of debt	-	77
Gain on forgiveness of PPP loan	824	-
Pension benefit	53	67
Income (loss) before income taxes	499	(615)
Income tax expense	(6)	(6)
Net income (loss)	$493	$(621)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	3 Months Ended March 31

In thousands	2022	2021

Net income (loss)	$493	$(621)
Other comprehensive income:
Unrealized foreign currency translation gain	27	34
Total other comprehensive income, net of tax	27	34
Comprehensive income (loss)	$520	$(587)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)
									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 3 months ended March 31, 2022
Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)
Net income	-	-	-	-	-	-	-	493	-	-	493
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	27	-	27
Balance March 31, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,482)	$(6,226)	$(3,063)	$(10,428)

For the 3 months ended March 31, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)
Net loss	-	-	-	-	-	-	-	(621)	-	-	(621)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	34	-	34
Balance March 31, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,628)	$(7,288)	$(3,063)	$(7,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	3 Months Ended March 31

In thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$493	$(621)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	127
Amortization of right of use assets	97	72
Gain on forgiveness of PPP loan	(824)	-
Amortization of deferred financing fees and debt discount	32	32
Gain on extinguishment of debt	-	(77)
Loss on foreign currency remeasurement	16	36
Bad debt expense	56	42
Changes in operating assets and liabilities:
Accounts receivable	(309)	(438)
Inventories	(740)	105
Prepaids and other assets	(451)	87
Accounts payable	(365)	1,059
Accrued liabilities	78	364
Operating lease liabilities	(87)	(73)
Customer deposits	1,128	(355)
Deferred pension liability and other	(62)	(122)
Net cash (used in) provided by operating activities	(828)	238
Cash flows from investing activities
Purchases of property, plant and equipment	(12)	-
Net cash used in investing activities	(12)	-
Cash flows from financing activities
Proceeds from long-term debt	703	90
Payments of long-term debt	-	(20)
Net cash provided by financing activities	703	70
Effect of exchange rate changes	(4)	-
Net (decrease) increase in cash and cash equivalents	(141)	308
Cash and cash equivalents at beginning of year	524	43
Cash and cash equivalents at end of period	$383	$351
Supplemental disclosure of cash flow information:
Interest paid	$-	$38
Income taxes paid	10	9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Condensed Consolidated Balance Sheet at December 31, 2021 is derived from the December 31, 2021 audited financial statements.

The following new accounting pronouncements were adopted in 2022:

None.

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

Due to the onset of the COVID-19 pandemic in 2020, the Company experienced a reduction in sales orders from customers in 2020 and 2021, which has just recently started to rebound.  The Company recorded income of $493,000 in the three months ended March 31, 2022 but recorded a loss of $5.0 million in the year ended December 31, 2021.  The Company had working capital deficiencies of $9.3 million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus), increases in interest rates and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains, extended shut down of businesses and the impact of inflation. In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

If we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) and/or (iv) repay our obligations under our Loan Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. Due to the above, there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-Q.

Note 3 – Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842. Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606. Our contracts with customers generally do not include multiple performance obligations. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services. None of the Company’s contracts contained a significant financing component as of March 31, 2022. Revenue from the Company’s digital product and maintenance service is recognized ratably over the lease term in accordance with ASC Topic 842.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2022 and 2021, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2022	March 31, 2021
Digital product sales:
Catalog and small customized products	$3,237	$2,093
Large customized products	-	-
Subtotal	3,237	2,093
Digital product lease and maintenance:
Operating leases	171	209
Maintenance agreements	257	284
Subtotal	428	493
Total	$3,665	$2,586

The Company has two primary revenue streams which are Digital product sales and Digital product lease and maintenance.

Digital Product Sales

The Company recognizes net revenue on digital product sales to its distribution partners and to end users related to digital display solutions and fixed digit scoreboards.  For the Company’s catalog products, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For the Company’s customized products, revenue is either recognized at a point in time or over time depending on the length of the contract.  For those customized product contracts that are smaller in size, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For those customized product contracts that are larger in size, revenue is recognized over time based on incurred costs as compared to projected costs using the input method, as this best reflects the Company’s progress in transferring control of the customized product to the customer.  The Company may also contract with a customer to perform installation services of digital display products.  Similar to the larger customized products, the Company recognizes the revenue associated with installation services using the input method, whereby the basis is the total contract costs incurred to date compared to the total expected costs to be incurred.

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2022, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2029 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,924,000 are as follows:  $508,000 – remainder of 2022, $457,000 – 2023, $349,000 – 2024, $266,000 – 2025, $186,000 – 2026 and $158,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2022 and December 31, 2021, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2022	December 31, 2021
Gross receivables	$2,881	$2,572
Allowance for bad debts	465	423
Net receivables	2,416	2,149
Contract liabilities	3,236	2,011

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2022	March 31, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$344	$479
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $6.7 million and digital product lease and maintenance was $1.9 million.

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

Note 4 – Inventories

Inventories consist of the following:

	March 31 2022	December 31 2021
In thousands
Raw materials	$1,251	$467
Work-in-progress	274	-
Finished goods	86	404
	$1,611	$871

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March 31 2022	December 31 2021
In thousands
Rental equipment	$3,664	$3,664
Less accumulated depreciation	3,300	3,253
Net rental equipment	$364	$411

Depreciation expense for rental equipment for the three months ended March 31, 2022 and 2021 was $47,000 and $61,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	March 31 2022	December 31 2021
In thousands
Machinery, fixtures and equipment	$2,920	$2,908
Leaseholds and improvements	23	23
	2,943	2,931
Less accumulated depreciation	1,044	981
Net property, plant and equipment	$1,899	$1,950

Machinery, fixtures and equipment having a net book value of $1.9 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2022 and 2021 was $63,000 and $65,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March 31 2022	December 31 2021
In thousands
8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	1,439	1,189
Term loans - related party	1,000	1,000
Term loans	500	871
Total debt	3,461	3,582
Less deferred financing costs and debt discount	21	52
Net debt	3,440	3,530
Less portion due within one year	2,940	3,030
Net long-term debt	$500	$500

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap. On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement. On July 30, 2021, MidCap assigned the loan to Unilumin. The Loan Agreement terminates on September 16, 2022, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement. The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (12.00% at March 31, 2022) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes. As of March 31, 2022, the balance outstanding under the Loan Agreement was $1.4 million, including $250,000 of borrowings in the quarter ended March 31, 2022. The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge. The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the period ended March 31, 2022. The Company was not in compliance with this covenant. As such, Unilumin has the right to demand payment of the outstanding balance, but no such demand has been made as of the time of this filing. The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of March 31, 2022, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of March 31, 2022, the Company had accrued $5,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020. Under the Loan Note, the Company borrowed $810,800 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act. The Loan Note proceeds were forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels. In January 2022, the loan was forgiven in full and the payments that had previously been paid were refunded. Refund proceeds in the amount of $ 452,631 are included in proceeds from long-term debt in the accompanying condensed consolidated statements of Cash Flows for the three months ended March 31, 2022.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing. As of March 31, 2022, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of March 31, 2022 and December 31, 2021, the Company had accrued $255,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing. As of March 31, 2022, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had accrued $255,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2022 and December 31, 2021, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2022 and December 31, 2021, the Company had accrued $314,000 and $307,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2022 and December 31, 2021, the Company had accrued $258,000 and $253,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2022	2021
Interest cost	$76	$63
Expected return on plan assets	(200)	(210)
Amortization of net actuarial loss	71	80
Net periodic pension benefit	$(53)	$(67)

As of March 31, 2022 and December 31, 2021, the Company had recorded a current pension liability of $138,000 and $129,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.3 million and $3.4 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2022 is expected to be $138,000, none of which the Company has contributed as of March 31, 2022.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2022.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

March, 31 2022
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,065
Current lease liabilities – operating	419
Non-current lease liabilities - operating	696
Total lease liabilities	1,115
Weighted average remaining lease term (years)	2.5
Weighted average discount rate	7.9%
Future minimum lease payments:
Remainder of 2022	$367
2023	438
2024	146
2025	146
2026	152
Thereafter	13
Total	1,262
Less: Imputed interest	147
Total lease liabilities	1,115
Less: Current lease liabilities	419
Long-term lease liabilities	$696

Supplemental cash flow information regarding leases:

For the three months ended
In thousands	March 31, 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$110
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense was $130,000 for the three months ended March 31, 2022. There was no short-term lease expense for the three months ended March 31, 2022.  Total operating lease expense and short-term lease expense was $94,000 and $2,000, respectively, for the three months ended March 31, 2021.

Note 10 – Stockholders’ Deficit and Income (Loss) Per Share

The following table presents the calculation of income (loss) per share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
In thousands, except per share data	2022	2021
Numerator:
Net income (loss), as reported	$493	$(621)
Denominator:
Weighted average shares outstanding – basic	13,446	13,696
Weighted average shares outstanding – diluted	13,531	13,696
Basic and diluted earnings (loss) per share – basic and diluted	$0.04	$(0.05)

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares, by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options vested under the treasury stock method.

As of March 31, 2022, the Company included the effects of the 280,000 stock options outstanding in the calculation of diluted income per share. As of March 31, 2022 and 2021, the Company had other warrants to purchase 1.6 million shares of Common Stock outstanding, which were excluded from the calculation of diluted income (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

On March 28, 2022, the Company issued 280,000 stock options to executives and employees at an exercise price of $0.40 per share, which become vested on March 28, 2023.  The options were valued at the grant date using the Black-Scholes model with the following inputs:  expiration date March 28, 2026; risk-free rate of return 2.55%; and volatility 108%.

A summary of the status of the Company’s stock options as of March 31, 2022 and the changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at December 31, 2021	-	-	-	-
Granted	280,000	$0.40
Expired	-	-
Outstanding at March 31, 2022	280,000	$0.40	4.0	$0.19
Exercisable at the end of the period	-	-	-	-

Equity based compensation was $0 for the three months ended March 31, 2022 and 2021.  The total unrecognized equity based compensation cost related to unvested stock options was approximately $152,000 as of March 31, 2022 and will be recognized over the vesting period.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of March 31, 2022, Unilumin USA (“Unilumin”) owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock. Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. The Company purchased $492,000 and $59,000 of product from Unilumin in the three months ended March 31, 2022 and 2021, respectively. The Company borrowed $250,000 under the revolving credit line with Unilumin in the three months ended March 31, 2022. The amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $4.5 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in the three months ended March 31, 2022 and 2021.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31
In thousands	2022	2021
Revenues:
Digital product sales	$3,237	$2,093
Digital product lease and maintenance	428	493
Total revenues	$3,665	$2,586
Operating (loss) income:
Digital product sales	$(71)	$(626)
Digital product lease and maintenance	257	319
Corporate general and administrative expenses	(406)	(313)
Total operating loss	(220)	(620)
Interest expense, net	(142)	(103)
Loss on foreign currency remeasurement	(16)	(36)
Gain on extinguishment of debt	-	77
Gain on forgiveness of PPP loan	824	-
Pension benefit	53	67
Income (loss) before income taxes	499	(615)
Income tax expense	(6)	(6)
Net income (loss)	$493	$(621)

	March 31	December 31
	2022	2021
Assets
Digital product sales	$7,712	$6,379
Digital product lease and maintenance	1,678	1,748
Total identifiable assets	9,390	8,127
General corporate	383	524
Total assets	$9,773	$8,651

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2022 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
In thousands, except percentages	2022		2021
Revenues:
Digital product sales	$3,237	88.3%	$2,093	80.9%
Digital product lease and maintenance	428	11.7%	493	19.1%
Total revenues	3,665	100.0%	2,586	100.0%
Cost of revenues:
Cost of digital product sales	2,958	80.7%	2,254	87.2%
Cost of digital product lease and maintenance	165	4.5%	153	5.9%
Total cost of revenues	3,123	85.2%	2,407	93.1%
Gross profit	542	14.8%	179	6.9%
General and administrative and restructuring expenses	(762)	(11.1)%	(799)	(30.9)%
Operating loss	(220)	(6.0)%	(620)	(24.0)%
Interest expense, net	(142)	(3.9)%	(103)	(4.0)%
Loss on foreign currency remeasurement	(16)	(0.4)%	(36)	(1.4)%
Gain on extinguishment of debt	-	-%	77	3.0%
Gain on forgiveness of PPP loan	824	22.5%	-	-%
Pension benefit	53	1.4%	67	2.6%
Income (loss) before income taxes	499	13.6%	(615)	(23.8)%
Income tax expense	(6)	(0.2)%	(6)	(0.2)%
Net income (loss)	$493	13.5%	$(621)	(24.0)%

Total revenues for the three months ended March 31, 2022 increased $1.1 million or 41.7% to $3.7 million from $2.6 million for the three months ended March 31, 2021, primarily due to increases in Digital product sales.

Digital product sales revenues increased $1.1 million or 54.7%, primarily due to the return of customer orders since COVID-19 pandemic restrictions have been reduced or eliminated over the past year.

Digital product lease and maintenance revenues decreased $65,000 or 13.2%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2022 decreased $400,000 to $220,000 from $620,000 for the three months ended March 31, 2021, principally due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, as well as a decrease in general and administrative expenses.

Digital product sales operating loss decreased $555,000 to $71,000 for the three months ended March 31, 2022 compared to $626,000 for the three months ended March 31, 2021, primarily due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, as well as a decrease in general and administrative expenses.  The cost of Digital product sales increased $704,000 or 31.2%, primarily due to the increase in revenues.  The cost of Digital product sales represented 91.4% of related revenues in 2022 compared to 107.7% in 2021.  This decrease as a percentage of revenues is primarily due to manufacturing efficiencies due to the increase in revenues.  General and administrative expenses for Digital product sales decreased $115,000 or 24.7%, primarily due to decreases in consulting expenses, partially offset by increases in bad debt expenses and employees’ expenses.

Digital product lease and maintenance operating income decreased $62,000 or 19.4%, primarily due to the decrease in revenues and an increase in the cost of Digital product lease and maintenance.  The cost of Digital product lease and maintenance increased $12,000 or 7.8%, primarily due to an increase in the cost of service agents, partially offset by a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 38.6% of related revenues in 2022 compared to 31.0% in 2021.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $15,000 or 71.4%, primarily due to a reduction in bad debt expenses.

Corporate general and administrative expenses increased $93,000 or 29.7%, primarily due to an increase in employees’ expenses.

Net interest expense increased $39,000 or 37.9%, primarily due to an increase in interest rates and outstanding debt.

The effective tax rate for the three months ended March 31, 2022 and 2021 was 1.2% and 1.0%, respectively.  Both the 2022 and 2021 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency.  The Company recorded income of $493,000 in the three months ended March 31, 2022 but recorded a loss of $5.0 million in the year ended December 31, 2021.  The Company had working capital deficiencies of $9.3 million and $9.8 million as of March 31, 2022 and December 31, 2020, respectively.  The change in the working capital deficiency was primarily affected by increases in the accounts receivable, inventories and prepaids and other assets, as well as decreases in accounts payable and current portion of long-term debt, partially offset by a decrease in cash as well as increases in accrued liabilities, current lease liabilities and customer deposits.

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

The Company used cash of $828,000 and generated cash of $238,000 from operating activities for the three months ended March 31, 2022 and 2021, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $141,000 in the three months ended March 31, 2022 to $383,000 at March 31, 2022 from $524,000 at December 31, 2021. The decrease is primarily attributable to cash used in operating activities of $828,000, partially offset by proceeds from long-term debt borrowings of $250,000 and refund proceeds from loan forgiveness of $453,000. The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements. The Company has both variable and fixed interest rate debt. Interest payments are projected based on actual interest payments incurred in 2022 until the underlying debts mature. As interest rates have increased in 2022, and may continue to increase, the amounts the Company pays for interest could exceed the projected amounts.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2022 for the remainder of 2022 and over the next four fiscal years:

In thousands	Remainder of 2022	2023	2024	2025	2026
Long-term debt, including interest	$3,733	$-	$31	$31	$31
Pension plan payments	138	-	179	129	60
Estimated warranty liability	314	114	86	50	33
Operating lease payments	355	452	146	149	152
Total	$4,540	$566	$442	$359	$276

As of March 31, 2022, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2022 is expected to be $138,000, none of which the Company has contributed as of March 31, 2022.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $19,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $265,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2022.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2022 and December 31, 2021, the Company had accrued $314,000 and $307,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2022 and December 31, 2021, the Company had accrued $258,000 and $253,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

101    The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-LUX CORPORATION
(Registrant)

	by	/s/ Nicholas J. Fazio
Nicholas J. Fazio
Chief Executive Officer

	by	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Date: May 16, 2022