Form 10-Q
period 2022-06-30
TRANS LUX Corp
filed 2022-08-11
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/10/22	Common Stock - $0.001 Par Value	13,446,276

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30 2022	December 31 2021
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$108	$524
Receivables, net	3,456	2,149
Inventories	2,380	871
Prepaids and other assets	1,466	1,551
Total current assets	7,410	5,095
Long-term assets:
Rental equipment, net	318	411
Property, plant and equipment, net	1,836	1,950
Right of use assets	967	1,162
Other assets	34	33
Total long-term assets	3,155	3,556
TOTAL ASSETS	$10,565	$8,651
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,160	$5,248
Accrued liabilities	4,471	4,287
Current portion of long-term debt	2,962	3,030
Current lease liabilities	430	397
Customer deposits	3,138	1,951
Total current liabilities	16,161	14,913
Long-term liabilities:
Long-term debt, less current portion	500	500
Long-term lease liabilities	584	805
Deferred pension liability and other	3,251	3,381
Total long-term liabilities	4,335	4,686
Total liabilities	20,496	19,599
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2022 and 2021; shares outstanding: 13,446,276 in 2022 and 2021	13	13
Additional paid-in-capital	41,368	41,330
Accumulated deficit	(41,952)	(42,975)
Accumulated other comprehensive loss	(6,297)	(6,253)
Treasury stock - at cost - 27,840 common shares in 2022 and 2021	(3,063)	(3,063)
Total stockholders' deficit	(9,931)	(10,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,565	$8,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
In thousands, except per share data	3 Months Ended June 30		6 Months Ended June 30

	2022	2021	2022	2021
Revenues:
Digital product sales	$7,016	$2,396	$10,253	$4,489
Digital product lease and maintenance	286	491	714	984
Total revenues	7,302	2,887	10,967	5,473
Cost of revenues:
Cost of digital product sales	5,800	3,022	8,758	5,276
Cost of digital product lease and maintenance	142	164	307	317
Total cost of revenues	5,942	3,186	9,065	5,593
Gross income (loss)	1,360	(299)	1,902	(120)
General and administrative expenses	(822)	(744)	(1,584)	(1,543)
Operating income (loss)	538	(1,043)	318	(1,663)
Interest expense, net	(130)	(157)	(272)	(260)
Gain (loss) on foreign currency remeasurement	76	(36)	60	(72)
Gain on extinguishment of debt	-	-	-	77
Gain on forgiveness of PPP loan	-	-	824	-
Pension benefit	52	67	105	134
Income (loss) before income taxes	536	(1,169)	1,035	(1,784)
Income tax expense	(6)	(6)	(12)	(12)
Net income (loss)	$530	$(1,175)	$1,023	$(1,796)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

In thousands	3 Months Ended June 30		6 Months Ended June 30
	2022	2021	2022	2021
Net income (loss)	$530	$(1,175)	$1,023	$(1,796)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(71)	34	(44)	68
Total other comprehensive (loss) income, net of tax	(71)	34	(44)	68
Comprehensive income (loss)	$459	$(1,141)	$979	$(1,728)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

									Accumulated Other Comprehensive Loss		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 6 months ended June 30, 2022
Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)
Net income	-	-	-	-	-	-	-	1,023	-	-	1,023
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(44)	-	(44)
Balance June 30, 2022	-	$-	-	$-	13,474,116	$13	$41,368	$(41,952)	$(6,297)	$(3,063)	$(9,931)

For the 3 months ended June 30, 2022
Balance April 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,482)	$(6,226)	$(3,063)	$(10,428)
Net income	-	-	-	-	-	-	-	530	-	-	530
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(71)	-	(71)
Balance June 30, 2022	-	$-	-	$-	13,474,116	$13	$41,368	$(41,952)	$(6,297)	$(3,063)	$(9,931)

For the 6 months ended June 30, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)
Net loss	-	-	-	-	-	-	-	(1,796)	-	-	(1,796)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	68	-	68
Balance June 30, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(39,803)	$(7,254)	$(3,063)	$(8,777)

For the 3 months ended June 30, 2021
Balance April 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,628)	$(7,288)	$(3,063)	$(7,636)
Net loss	-	-	-	-	-	-	-	(1,175)	-	-	(1,175)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	34	-	34
Balance June 30, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(39,803)	$(7,254)	$(3,063)	$(8,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
In thousands	6 Months Ended June 30
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,023	$(1,796)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	254
Amortization of right of use assets	195	145
Gain on forgiveness of PPP loan	(824)	-
Amortization of deferred financing fees and debt discount	53	63
Gain on extinguishment of debt	-	(77)
(Gain) loss on foreign currency remeasurement	(60)	72
Amortization of stock options	38	-
Bad debt expense	14	45
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	(487)
Inventories	(1,509)	402
Prepaids and other assets	84	92
Accounts payable	(88)	1,749
Accrued liabilities	176	131
Operating lease liabilities	(188)	(147)
Customer deposits	1,187	(464)
Deferred pension liability and other	(105)	(88)
Net cash used in operating activities	(1,106)	(106)
Cash flows from investing activities
Purchases of property, plant and equipment	(12)	-
Net cash used in investing activities	(12)	-
Cash flows from financing activities
Proceeds from long-term debt	703	125
Payments of long-term debt	-	(20)
Net cash provided by financing activities	703	105
Effect of exchange rate changes	(1)	1
Net decrease in cash and cash equivalents	(416)	0
Cash and cash equivalents at beginning of year	524	43
Cash and cash equivalents at end of period	$108	$43
Supplemental disclosure of cash flow information:
Interest paid	$-	$162
Income taxes paid	10	9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Due to the onset of the COVID-19 pandemic in 2020, the Company experienced a reduction in sales orders from customers in 2020 and 2021, which has just recently started to rebound.  The Company recorded net income of $1.0 million in the six months ended June 30, 2022 but recorded a net loss of $5.0 million in the year ended December 31, 2021.  The Company had working capital deficiencies of $8.8 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

If we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) and/or (iv) repay our obligations under our Loan Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results. The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. Due to the above, there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to continue as a going concern over the next 12 months from the date of issuance of this Form 10-Q.

Note 3 – Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.  The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.  None of the Company’s contracts contained a significant financing component as of June 30, 2022.  Revenue from the Company’s digital product and maintenance service is recognized ratably over the lease term in accordance with ASC Topic 842.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021, along with the reportable segment for each category:

	Three months ended		Six months ended
In thousands	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Digital product sales:
Catalog and small customized products	$7,016	$2,396	$10,253	$4,489
Large customized products	-	-	-	-
Subtotal	7,016	2,396	10,253	4,489
Digital product lease and maintenance:
Operating leases	140	210	311	419
Maintenance agreements	146	281	403	565
Subtotal	286	491	714	984
Total	$7,302	$2,887	$10,967	$5,473

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At June 30, 2022, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2029 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,682,000 are as follows:  $266,000 – remainder of 2022, $457,000 – 2023, $349,000 – 2024, $266,000 – 2025, $186,000 – 2026 and $158,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of June 30, 2022 and December 31, 2021, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	June 30, 2022	December 31, 2021
Gross receivables	$3,875	$2,572
Allowance for bad debts	419	423
Net receivables	3,456	2,149
Contract liabilities	3,254	2,011

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	Three months ended		Six months ended
In thousands	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,397	$121	$1,868	$484
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-	-	-

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $6.8 million and digital product lease and maintenance was $1.7 million.

The Company expects to recognize revenue on approximately 87%, 8% and 5% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

Costs to Obtain or Fulfill a Customer Contract

The Company capitalizes incremental costs of obtaining customer contracts.  Capitalized commissions are amortized based on the transfer of the products or services to which the assets relate.  Applying the practical expedient in ASC paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in General and administrative expenses.

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

Note 4 – Inventories

Inventories consist of the following:

	June 30 2022	December 31 2021
In thousands
Raw materials	$1,654	$467
Work-in-progress	269	-
Finished goods	457	404
	$2,380	$871

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	June 30 2022	December 31 2021
In thousands
Rental equipment	$3,664	$3,664
Less accumulated depreciation	3,346	3,253
Net rental equipment	$318	$411

Depreciation expense for rental equipment for the six months ended June 30, 2022 and 2021 was $93,000 and $123,000, respectively.  Depreciation expense for rental equipment for the three months ended June 30, 2022 and 2021 was $46,000 and $62,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	June 30 2022	December 31 2021
Machinery, fixtures and equipment	$2,920	$2,908
Leaseholds and improvements	23	23
	2,943	2,931
Less accumulated depreciation	1,107	981
Net property, plant and equipment	$1,836	$1,950

Machinery, fixtures and equipment having a net book value of $1.8 million and $2.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the six months ended June 30, 2022 and 2021 was $126,000 and $131,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended June 30, 2022 and 2021 was $63,000 and $66,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

In thousands	June 30 2022	December 31 2021

8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	1,440	1.189
Term loans – related party	1,000	1,000
Term loans	500	871
Total debt	3,462	3,582
Less deferred financing costs and debt discount	-	52
Net debt	3,462	3,530
Less portion due within one year	2,962	3,030
Net long-term debt	$500	$500

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement.  On July 30, 2021, MidCap assigned the loan to Unilumin.  The Loan Agreement terminates on September 16, 2022, unless earlier terminated by the parties in accordance with the termination provisions of the Loan Agreement.  The Loan Agreement allows the Company to borrow up to an aggregate of $4.0 million at an interest rate of the 3-month LIBOR interest rate plus 4.75% (12.00% at June 30, 2022) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of June 30, 2022, the balance outstanding under the Loan Agreement was $1.4 million, including $250,000 of borrowings in the six months ended June 30, 2022.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the period ended June 30, 2022.  The Company was not in compliance with this covenant.  As such, Unilumin has the right to demand payment of the outstanding balance, but no such demand has been made as of the time of this filing.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of June 30, 2022, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of June 30, 2022, the Company had accrued $10,000 of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $810,800 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act.  The Loan Note proceeds were forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  In January 2022, the loan was forgiven in full and the payments that had previously been paid were refunded.  Refund proceeds in the amount of $ 452,631 are included in proceeds from long-term debt in the accompanying condensed consolidated statements of Cash Flows for the six months ended June 30, 2022.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”), a related party managed by a shareholder and former director at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time. Interest is payable monthly. Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing. As of June 30, 2022, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had accrued $270,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”). Interest is payable monthly. Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing. As of June 30, 2022, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had accrued $270,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of June 30, 2022 and December 31, 2021, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2022 and December 31, 2021, the Company had accrued $320,000 and $307,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in the six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2022 and December 31, 2021, the Company had accrued $263,000 and $253,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30		Six months ended June 30
In thousands	2022	2021	2022	2021
Interest cost	$76	$64	$152	$127
Expected return on plan assets	(200)	(210)	(400)	(420)
Amortization of net actuarial loss	72	80	143	160
Net periodic pension (benefit) expense	$(52)	$(66)	$(105)	$(133)

As of June 30, 2022 and December 31, 2021, the Company had recorded a current pension liability of $138,000 and $129,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $3.3 million and $3.4 million, respectively, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required contribution in 2022 is expected to be $138,000, which the Company expects to contribute in 2022, but none of which the Company has contributed as of June 30, 2022.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of June 30, 2022.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

June 30 2022
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$967
Current lease liabilities – operating	430
Non-current lease liabilities - operating	584
Total lease liabilities	1,014
Weighted average remaining lease term (years)	2.2
Weighted average discount rate	7.8%
Future minimum lease payments:
Remainder of 2022	$245
2023	437
2024	146
2025	149
2026	152
Thereafter	13
Total	1,142
Less: Imputed interest	128
Total lease liabilities	1,014
Less: Current lease liabilities	430
Long-term lease liabilities	$584

Supplemental cash flow information regarding leases:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
In thousands
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$110	$232
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-	-

Total operating lease expense was $239,000 for the six months ended June 30, 2022.  Total operating lease expense was $109,000 for the three months ended June 30, 2022.  There was no short-term lease expense for the six months or three months ended June 30, 2022.  Total operating lease expense and short-term lease expense was $190,000 and $3,000, respectively, for the six months ended June 30, 2021.  Total operating lease expense and short-term lease expense was $96,000 and $1,000, respectively, for the three months ended June 30, 2021.

Note 10 – Stockholders’ Deficit and Income (Loss) Per Share

The following table presents the calculation of income (loss) per share for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30		Six months ended June 30
In thousands, except per share data	2022	2021	2022	2021
Numerator:
Net income (loss), as reported	$530	$(1,175)	$1,023	$(1,796)
Denominator:
Weighted average shares outstanding - basic	13,446	13,643	13,446	13,670
Weighted average shares outstanding - diluted	13,489	13,643	13,489	13,670
Earnings (loss) per share – basic and diluted	$0.04	$(0.09)	$0.08	$(0.13)

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

As of June 30, 2022, the Company included the effects of the stock options to purchase 280,000 shares outstanding in the calculation of diluted earnings per share. As of June 30, 2022 and 2021, the Company had other warrants to purchase 1.6 million shares of Common Stock outstanding, which were excluded from the calculation of diluted earnings (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

On March 28, 2022, the Company granted stock options to purchase 280,000 shares to executives and employees at an exercise price of $0.40 per share, which become vested on March 28, 2023.  The options were valued at the grant date using the Black-Scholes model with the following inputs:  expiration date March 28, 2026; risk-free rate of return 2.55%; and volatility 108%.

A summary of the status of the Company’s stock options as of June 30, 2022 and the changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at December 31, 2021	-	-	-	-
Granted	280,000	$0.40
Expired	-	-
Outstanding at June 30, 2022	280,000	$0.40	3.8	$0.19
Exercisable at the end of the period	-	-	-	-

Equity based compensation was $38,000 and $0 for the six months ended June 30, 2022 and 2021, respectively.  Equity based compensation was $38,000 and $0 for the three months ended June 30, 2022 and 2021, respectively.  The total unrecognized equity based compensation cost related to unvested stock options was approximately $114,000 as of June 30, 2022 and will be recognized over the vesting period.

Note 11 – Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company has accrued reserves individually and in the aggregate for such legal proceedings. Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. There are no open matters at the time of this report.

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of June 30, 2022, Unilumin USA (“Unilumin”) owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  The Company purchased $3.8 million and $596,000 of product from Unilumin in the six months ended June 30, 2022 and 2021, respectively, and $2.7 million and $480,000 in the three months ended June 30, 2022 and 2021, respectively.  The Company borrowed $250,000 under the revolving credit line with Unilumin in the six months ended June 30, 2022.  The Company did not borrow any funds under the revolving credit line with Unilumin in the three months ended June 30, 2022.  The amount payable by the Company to Unilumin was $5.6 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in the six months ended June 30, 2022 and 2021.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2022	2021	2022	2021
Revenues:
Digital product sales	$7,016	$2,396	$10,253	$4,489
Digital product lease and maintenance	286	491	714	984
Total revenues	$7,302	$2,887	$10,967	$5,473
Operating income (loss):
Digital product sales	$831	$(1,095)	$760	$(1,721)
Digital product lease and maintenance	133	323	390	642
Corporate general and administrative expenses	(426)	(271)	(832)	(584)
Total operating income (loss)	538	(1,043)	318	(1,663)
Interest expense, net	(130)	(157)	(272)	(260)
Gain (loss) on foreign currency remeasurement	76	(36)	60	(72)
Gain on extinguishment of debt	-	-	-	77
Gain on forgiveness of PPP loan	-	-	824	-
Pension benefit	52	67	105	134
Income (loss) before income taxes	536	(1,169)	1,035	(1,784)
Income tax expense	(6)	(6)	(12)	(12)
Net income (loss)	$530	$(1,175)	$1,023	$(1,796)

	June 30 2022	December 31 2021

Assets
Digital product sales	$8,956	$6,379
Digital product lease and maintenance	1,501	1,748
Total identifiable assets	10,457	8,127
General corporate	108	524
Total assets	$10,565	$8,651

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2022 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Critical Accounting Estimates

There have been no changes to the Company’s critical accounting estimates as previously reported in the Company’s 2021 Form 10-K.

Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2022 and 2021:

	Six months ended June 30
In thousands, except percentages	2022		2021
Revenues:
Digital product sales	$10,253	93.5%	$4,489	82.0%
Digital product lease and maintenance	714	6.5%	984	18.0%
Total revenues	10,967	100.0%	5,473	100.0%
Cost of revenues:
Cost of digital product sales	8,758	79.9%	5,276	96.4%
Cost of digital product lease and maintenance	307	2.8%	317	5.8%
Total cost of revenues	9,065	82.7%	5,593	102.2%
Gross income (loss)	1,902	17.3%	(120)	(2.2)%
General and administrative expenses	(1,584)	(14.4)%	(1,543)	(28.2)%
Operating income (loss)	318	2.9%	(1,663)	(30.4)%
Interest expense, net	(272)	(2.5)%	(260)	(4.7)%
Gain (loss) on foreign currency remeasurement	60	0.5%	(72)	(1.3)%
Gain on extinguishment of debt	-	-%	77	1.4%
Gain on forgiveness of PPP loan	824	7.5%	-	-%
Pension benefit	105	1.0%	134	2.4%
Income (loss) before income taxes	1,035	9.4%	(1,784)	(32.6)%
Income tax expense	(12)	(0.1)%	(12)	(0.2)%
Net income (loss)	$1,023	9.3%	$(1,796)	(32.8)%

Total revenues for the six months ended June 30, 2022 increased $5.5 million or 100.4% to $11.0 million from $5.5 million for the six months ended June 30, 2021, primarily due to an increase in Digital product sales.

Digital product sales revenues increased $5.8 million or 128.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the return of customer orders since COVID-19 pandemic restrictions have been reduced or eliminated over the past year.

Digital product lease and maintenance revenues decreased $270,000 or 27.4% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the six months ended June 30, 2022 increased $2.0 million to income of $318,000 from a loss of $1.7 million for the six months ended June 30, 2021, principally due to the increase in revenues.

Digital product sales operating income (loss) increased $2.5 million to income of $760,000 for the six months ended June 30, 2022 compared to a loss of $1.7 million for the six months ended June 30, 2021, primarily due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, as well as a decrease in general and administrative expenses.  The cost of Digital product sales increased $3.5 million or 66.0%, primarily due to the increase in revenues.  The cost of Digital product sales represented 85.4% of related revenues in 2022 compared to 117.5% in 2021.  This decrease as a percentage of revenues is primarily due to the increase in revenues.  General and administrative expenses for Digital product sales decreased $199,000 or 21.3%, primarily due to decreases in consulting expenses and bad debt expenses.

Digital product lease and maintenance operating income decreased $252,000 or 39.3% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of the decrease in revenues.  The cost of Digital product lease and maintenance decreased $10,000 or 3.2%, primarily due to a decrease in depreciation expense, partially offset by an increase in service agents.  The cost of Digital product lease and maintenance revenues represented 43.0% of related revenues in 2022 compared to 32.2% in 2021.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $8,000 or 32.0%, primarily due to a reduction in bad debt expenses.

Corporate general and administrative expenses increased $248,000 or 42.5% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in employees’ expenses, partially offset by a decrease in consulting expenses.

Net interest expense increased $12,000 or 4.6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in interest rates and outstanding debt.

The effective tax rate for the six months ended June 30, 2022 and 2021 was 1.2% and 0.7%, respectively.  Both the 2022 and 2021 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2022 and 2021:

	Three months ended June 30
In thousands, except percentages	2022		2021
Revenues:
Digital product sales	$7,016	96.1%	$2,396	83.0%
Digital product lease and maintenance	286	3.9%	491	17.0%
Total revenues	7,302	100.0%	2,887	100.0%
Cost of revenues:
Cost of digital product sales	5,800	79.5%	3,022	104.7%
Cost of digital product lease and maintenance	142	1.9%	164	5.7%
Total cost of revenues	5,942	81.4%	3,186	110.4%
Gross income (loss)	1,360	18.6%	(299)	(10.4)%
General and administrative expenses	(822)	(11.2)%	(744)	(25.7)%
Operating income (loss)	538	7.4%	(1,043)	(36.1)%
Interest expense, net	(130)	(1.8)%	(157)	(5.5)%
Income (loss) on foreign currency remeasurement	76	1.0%	(36)	(1.2)%
Pension benefit	52	0.7%	67	2.3%
Income (loss) before income taxes	536	7.3%	(1,169)	(40.5)%
Income tax expense	(6)	-%	(6)	(0.2)%
Net income (loss)	$530	7.3%	$(1,175)	(40.7)%

Total revenues for the three months ended June 30, 2022 increased $4.4 million or 152.9% to $7.3 million from $2.9 million for the three months ended June 30, 2021, primarily due to an increase in Digital product sales.

Digital product sales revenues increased $4.6 million or 192.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the return of customer orders since COVID-19 pandemic restrictions have been reduced or eliminated over the past year.

Digital product lease and maintenance revenues decreased $205,000 or 41.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended June 30, 2022 increased $1.6 million to income of $538,000 from a loss of $1.0 million for the three months ended June 30, 2021, principally due to an increase in revenues, partially offset by a decrease in general and administrative expenses.

Digital product sales operating income (loss) increased $1.9 million to income of $831,000 for the three months ended June 30, 2022 compared to a loss of $1.1 million for the three months ended June 30, 2021, primarily due to an increase in revenues and a decrease in the cost of revenue as a percentage of revenues.  The cost of Digital product sales decreased $2.8 million or 91.9%, primarily due to the increase in revenues.  The cost of Digital product sales represented 82.7% of related revenues in 2022 compared to 126.1% in 2021.  This decrease as a percentage of revenues is primarily due to manufacturing efficiencies due to the increase in revenues.  General and administrative expenses for Digital product sales decreased $84,000 or 17.9%, primarily due to decreases in consulting expenses and bad debt expenses.

Digital product lease and maintenance operating income decreased $190,000 or 58.8% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily as a result of a decrease in the cost of Digital product lease and maintenance and the decrease in revenues, partially offset by an increase in general and administrative expenses.  The cost of Digital product lease and maintenance decreased $22,000 or 13.4%, primarily due to a decrease in depreciation expense, partially offset by an increase in service agents and employees’ expenses.  The cost of Digital product lease and maintenance revenues represented 49.7% of related revenues in 2022 compared to 33.4% in 2021.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance increased $7,000 or 175.0%, primarily due to an increase in bad debt expenses.

Corporate general and administrative expenses increased $155,000 or 57.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in employees’ expenses, partially offset by a decrease in consulting fees.

Net interest expense decreased $27,000 or 17.2% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decrease in outstanding debt.

The effective tax rate for the three months ended June 30, 2022 and 2021 was 1.1% and 0.5%, respectively.  Both the 2022 and 2021 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency. The Company recorded income of $1.0 million in the six months ended June 30, 2022, which included the gain on forgiveness of the PPP loan of $824,000, but recorded a loss of $5.0 million in the year ended December 31, 2021. The Company had working capital deficiencies of $8.8 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively. The change in the working capital deficiency was primarily affected by increases in the accounts receivable and inventories, as well as decreases in accrued liabilities and current portion of long-term debt, partially offset by a decreases in cash and prepaids and other assets, as well as increases in accounts payable, current lease liabilities and customer deposits.

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

The Company used cash of $1.1 million and used cash of $106,000 from operating activities for the six months ended June 30, 2022 and 2021, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $416,000 in the six months ended June 30, 2022 to $108,000 at June 30, 2022 from $524,000 at December 31, 2021.  The decrease is primarily attributable to cash used in operating activities of $1.1 million, partially offset by proceeds from long-term debt borrowings of $250,000 and refund proceeds from loan forgiveness of $453,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2022 for the remainder of 2022 and over the next four fiscal years:

In thousands	Remainder of 2022	2023	2024	2025	2026
Long-term debt, including interest	$4,024	$-	$31	$31	$	$ 31
Pension plan payments	138	-	179	129		60
Estimated warranty liability	170	113	89	59		43
Operating lease payments	245	438	146	149		152
Total	$4,577	$551	$445	$368		$286

As of June 30, 2022, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The minimum required pension plan contribution for 2022 is expected to be $138,000, which the Company expects to contribute in 2022, but none of which the Company has contributed as of June 30, 2022.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $19,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $261,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at June 30, 2022

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2022 and December 31, 2021, the Company had accrued $320,000 and $307,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2022 and December 31, 2021, the Company had accrued $263,000 and $253,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

101      The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: August 11, 2022