Form 10-K
period 2022-12-31
TRANS LUX Corp
filed 2023-03-31
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

2022 Form 10-K Cover Page Continued

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                 No     X

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes                 No     X

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2022, was approximately $734,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 30, 2023, was 13,446,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2022 Form 10-K Annual Report

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2022 and 2021 was approximately $6.8 million and $9.5 million, respectively.  The December 31, 2022 backlog is expected to be recognized as sales in 2023, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

Internationally, the Company uses a combination of internal salespeople and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2022 and 2021.

In 2022, one customer accounted for 13.3% of the Company’s total revenues. In 2021, no customers accounted for at least 10% of the Company’s total revenues.

MANUFACTURING AND OPERATIONS

The Company’s production facilities are located in Hazelwood, Missouri, and Des Moines, Iowa.  The production facilities consist principally of the manufacturing, assembly and testing of digital product units and related components. The Company performs most subassembly and final assembly of its digital display products.

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

Personnel based in regional and satellite service locations throughout the United States provide high quality and timely on-site service for the installed equipment on lease and maintenance bases and other types of customer-owned equipment.  Purchasers or lessees of the Company’s larger products, such as financial exchanges, casinos and sports stadiums, often retain the Company to provide on-site service through the deployment of a service technician who is on-site daily for scheduled events.

The Company operates its National Technical Services and Repair Centers from its facility in Hazelwood, Missouri.  Equipment repairs are performed and service technicians are dispatched nationwide from our Hazelwood location.  The Company’s field service division is augmented by various service companies in the United States, Canada and overseas.  From time to time, the Company uses various third-party service agents to install, service and/or assist in the service of certain displays for reasons that include geographic area, size and height of displays.

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

EMPLOYEES

The Company had approximately 53 employees as of March 1, 2023, none of whom is unionized.  The Company believes its employee relations are good.

ITEM 1A.              RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our Consolidated Financial Statements were prepared assuming we will continue as a going concern.  Our continuing operating losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raise substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results.

WE TYPICALLY HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years.  The Company recorded net operating losses of $389,000 and $4.2 million in the years ended December 31, 2022 and 2021, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2022, we had outstanding debt of approximately $4.3 million, of which $3.8 million was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $522,000 of Notes and Debentures for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  As of December 31, 2022, we had cash and cash equivalents of $48,000 and there can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

WE HAVE NOT AND MAY NOT MEET OUR LOAN COVENANTS

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

As of December 31, 2022, we had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2022, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

Additionally, we are authorized to issue 2,500,000 shares of preferred stock, of which (i) 416,500 are designated as Series A Convertible Preferred Stock, none of which are outstanding, and (ii) 51,000 are designated as Series B Convertible Preferred Stock, none of which are outstanding.  The remaining unissued preferred stock, if issued, will contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors, which may adversely affect the voting power or other rights of the holders of Common Stock or delay, defer or prevent a change in control of the Company, or discourage bids for the Common Stock at a premium over its market price or otherwise adversely affect the market price of the Common Stock.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of March 30, 2023, one stockholder, Unilumin North America Inc. (“Unilumin”), owns approximately 52.0% of our Common Stock and beneficially owns approximately 53.7% of our Common Stock.  In addition, three of the Company’s four directors are employed by Unilumin or other entities affiliated with Unilumin.  Accordingly, such stockholder could exert significant control over any potential stockholder actions. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 254 West 31st Street, 12th Floor, New York, New York, at no annual rental cost (because it is additional space in a Unilumin office), which it uses as its primary executive, sales and administrative office.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $348,000, which is being used for manufacturing operations.  The Company leases a facility in Des Moines, Iowa, at an annual rental of $129,000, which is used for manufacturing, sales and administrative operations.

The aggregate property rent expense was $477,000 and $395,000 for the years ended December 31, 2022 and 2021, respectively.

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

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)            The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  The Company had approximately 86 holders of record of its Common Stock as of March 30, 2023.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.  The Board of Directors did not declare any cash dividends on Common Stock during 2022 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.  In addition, the Company’s loan agreement with Unilumin restricts the payment of dividends.

(b)           Not applicable.

(c)           The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2022.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to uncollectible accounts receivable, slow-moving and obsolete inventories, rental equipment, income taxes, warranty reserve, warrants, pension plan obligations, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Board of Directors.

Management believes the following critical accounting policies involve its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

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

Rental Equipment:  The Company evaluates rental equipment assets for possible impairment annually to determine if the $225,000 carrying amount of such assets may not be recoverable.  The Company uses a cash flow model to determine the fair value under the income approach, based on the remaining lengths of existing leases.  Changes in the assumptions used could materially impact our fair value estimates.  Assumptions critical to our fair value estimates are projected renewal rates and CPI rate changes.  These and other assumptions are impacted by national and global economic conditions including changes in national and international interest rates, taxes, inflation, etc. and will change in the future based on period-specific facts and circumstances, thereby possibly requiring an impairment charge in the future.  The December 31, 2022 impairment analysis included a renewal rate estimate of 74.5% and a CPI rate change of approximately 7.0%, which were the actual average rates for the two-year period ended December 31, 2022.  Based on these assumptions, the cash flow model determined a fair value of $2.6 million, exceeding its carrying value by 1075%.  Therefore there is no impairment of the Rental Equipment.  For every 1-percentage-point change in the renewal rate, the valuation would change by approximately $48,000.  For every 1-percentage-point change in the CPI rate, the valuation would change by approximately $53,000.

Rental equipment is comprised of installed digital products on lease primarily used for indoor trading applications, time and temperature displays and other digital message displays and have estimated useful lives of 10-15 years.  For example, the Company is party to contracts for equipment originally installed over 30 or 40 years ago in the 1970’s and 1980’s, as well as dozens of installations from the 1990’s still in operation.  Current contracts have an average age of 24.4 years from their installation dates through the expiration of their current terms.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax benefit in unrecognized pension liability of $352,000 and $1.1 million in 2022 and 2021, respectively, in other comprehensive income.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2022, plan assets were invested 31.0% in fixed income contracts and 69.0% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2022, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 2.75%.  The net periodic cost for 2023 will be based on the December 31, 2022 valuation.  The defined benefit pension plan periodic benefit (cost) was $142,000 and ($181,000) in 2022 and 2021, respectively.  At December 31, 2022, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $40,000/($50,000).

As of December 31, 2003, the benefit service under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2022 and 2021.  The minimum required pension plan contribution for 2022 was $138,000, which the Company fully contributed.  At this time, there are no minimum required contributions due in 2023.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2022 and 2021:

In thousands, except percentages	2022		2021
Revenues:
Digital product sales	$20,386	94.1%	$9,418	83.0%
Digital product lease and maintenance	1,275	5.9%	1,932	17.0%
Total revenues	21,661	100.0%	11,350	100.0%
Cost of revenues:
Cost of digital product sales	18,196	84.0%	11,896	104.8%
Cost of digital product lease and maintenance	547	2.5%	612	5.4%
Total cost of revenues	18,743	86.5%	12,508	110.2%
Gross profit (loss) from operations	2,918	13.5%	(1,158)	(10.2)%
General and administrative expenses	(3,307)	(15.3)%	(3,075)	(27.1)%
Operating loss	(389)	(1.8)%	(4,233)	(37.3)%
Interest expense, net	(410)	(1.9)%	(578)	(5.1)%
Gain (loss) on foreign currency remeasurement	191	0.9%	(18)	(0.2)%
Gain on extinguishment of debt	-	-%	77	0.7%
Gain on forgiveness of PPP loan	824	3.8%	-	-%
Pension benefit (expense)	142	0.7%	(181)	(1.6)%
Income (loss) before income taxes	358	1.7%	(4,933)	(43.5)%
Income tax expense	(35)	(0.2)%	(35)	(0.3)%
Net income (loss)	$323	1.5%	$(4,968)	(43.8)%

2022 Compared to 2021

Total revenues for the year ended December 31, 2022 increased $10.3 million or 116.5% to $21.7 million from $11.4 million for the year ended December 31, 2021, primarily due to increases in Digital product sales, partially offset by a decrease in Digital lease and maintenance revenues.

Digital product sales revenues increased $11.0 million or 116.5% to $20.4 million for the year ended December 31, 2022 compared to $9.4 million for the year ended December 31, 2021, primarily due to the large rebound in 2022 from the onset of the coronavirus pandemic in 2020.

Digital product lease and maintenance revenues decreased $657,000 or 34.0% to $1.3 million for the year ended December 31, 2022 compared to $1.9 million for the year ended December 31, 2021, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2022 decreased $3.8 million to $389,000 from $4.2 million for the year ended December 31, 2021, principally due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues, partially offset by an increase in general and administrative expenses.

Digital product sales operating income (loss) increased $4.7 million to income of $394,000 for the year ended December 31, 2022 compared to a loss of $4.3 million for the year ended December 31, 2021, primarily due to the increase in revenues and a decrease in the cost of revenues as a percentage of revenues.  The cost of Digital product sales increased $6.3 million or 53.0%, primarily due to the increase in revenues.  The cost of Digital product sales represented 89.3% of related revenues in 2022 compared to 126.3% in 2021.  General and administrative expenses for Digital product sales decreased slightly.

Digital product lease and maintenance operating income decreased $483,000 or 37.7% to $799,000 for the year ended December 31, 2022 compared to $1.3 million for the year ended December 31, 2021, primarily due to the reduction in revenues.  The cost of Digital product lease and maintenance decreased $65,000 or 10.6%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 42.9% of related revenues in 2022 compared to 31.7% in 2021.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $109,000, primarily due to a decrease in bad debt expenses.

Corporate general and administrative expenses increased $352,000 or 28.6% to $1.6 million for the year ended December 31, 2022 compared to $1.2 million for the year ended December 31, 2021, primarily due to an increase in employee expenses, partially offset by a decrease in consulting expense.

Net interest expense decreased $168,000 or 29.1% to $410,000 for the year ended December 31, 2022 compared to $578,000 for the year ended December 31, 2021, primarily due to a decrease in the interest rate on the revolving credit loan, partially offset by an increase in the average outstanding long-term debt.

There was no extinguishment of debt in the year ended December 31, 2022.  The gain on extinguishment of debt for the year ended December 31, 2021 represented the gain on the extinguishment of $50,000 of Notes.

The effective tax rate for the years ended December 31, 2022 and 2021 was an expense (benefit) of 9.8% and (0.7)%, respectively.  In both 2022 and 2021, the Company recognized income tax expense of $35,000.  The income tax expense in 2022 and 2021 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring operating losses and continues to have a working capital deficiency.  The Company recorded income of $323,000 in the year ended December 31, 2022, which included the gain on forgiveness of the PPP loan of $824,000, and had a working capital deficiency of $9.3 million as of December 31, 2022.  As of December 31, 2021, the Company had a working capital deficiency of $9.8 million.  The decrease in the working capital deficiency as compared to December 31, 2021 is primarily due to increases in inventory and receivables, as well as a decrease in customer deposits, partially offset by decreases in prepaids and other assets and cash, as well as a decrease in accounts payable and the current portion of long-term debt.

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

The Company used cash for operating activities of $2.0 million and $137,000 in the years ended December 31, 2022 and 2021, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $476,000 in 2022.  The decrease is primarily attributable to cash used in operating activities of $2.0 million and purchases of equipment of $18,000, partially offset by proceeds from long-term debt borrowings of $1.1 million and refund proceeds from loan forgiveness of $453,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s long-term debt agreements, payments to the Company’s pension plan, warranty liabilities and rental payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2022 until the underlying debts mature.

The following table summarizes the Company’s fixed cash obligations as of December 31, 2022 over the next five fiscal years:

In thousands	2023	2024	2025	2026	2027
Long-term debt, including interest	$5,160	$31	$31	$31	$31
Pension plan payments	-	702	364	323	298
Estimated warranty liability	301	93	67	55	38
Operating lease payments	452	146	149	152	13
Total	$5,913	$972	$611	$561	$380

As of December 31, 2022, the Company still had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the remaining Notes and Debentures, but has no agreements, commitments or understandings with respect to any further exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

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

Pension Plan Contributions

The minimum required pension plan contribution for 2022 was $138,000, which the Company fully contributed.  At this time, there is no minimum contribution required in 2023. See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $248,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2022.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New Haven, CT

March 31, 2023

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31 2022	December 31 2021
In thousands, except share data

ASSETS
Current assets:
Cash and cash equivalents	$48	$524
Receivables, net	2,832	2,149
Inventories	2,722	871
Prepaids and other assets	1,071	1,551
Total current assets	6,673	5,095
Long-term assets:
Rental equipment, net	225	411
Property, plant and equipment, net	1,715	1,950
Right of use assets	765	1,162
Other assets	34	33
Total long-term assets	2,739	3,556
TOTAL ASSETS	$9,412	$8,651
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,339	$5,248
Accrued liabilities	4,279	4,287
Current portion of long-term debt	3,768	3,030
Current lease liabilities	393	397
Customer deposits	1,183	1,951
Total current liabilities	15,962	14,913
Long-term liabilities:
Long-term debt, less current portion	500	500
Long-term lease liabilities	412	805
Deferred pension liability and other	2,862	3,381
Total long-term liabilities	3,774	4,686
Total liabilities	19,736	19,599
Stockholders' deficit:
	-	-
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2022 and 2021; shares outstanding: 13,446,276 in 2022 and 2021	13	13
Additional paid-in-capital	41,444	41,330
Accumulated deficit	(42,652)	(42,975)
Accumulated other comprehensive loss	(6,066)	(6,253)
Treasury stock - at cost - 27,840 common shares in 2022 and 2021	(3,063)	(3,063)
Total stockholders' deficit	(10,324)	(10,948)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,412	$8,651

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended December 31

In thousands, except per share data	2022	2021
Revenues:
Digital product sales	$20,386	$9,418
Digital product lease and maintenance	1,275	1,932
Total revenues	21,661	11,350

Cost of revenues:
Cost of digital product sales	18,196	11,896
Cost of digital product lease and maintenance	547	612
Total cost of revenues	18,743	12,508

Gross income (loss)	2,918	(1,158)
General and administrative expenses	(3,307)	(3,075)
Operating loss	(389)	(4,233)
Interest expense, net	(410)	(578)
Gain (loss) on foreign currency remeasurement	191	(18)
Gain on extinguishment of debt	-	77
Gain on forgiveness of PPP loan	824	-
Pension benefit (expense)	142	(181)
Income (loss) before income taxes	358	(4,933)
Income tax expense	(35)	(35)
Net income (loss)	$323	$(4,968)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	12 Months Ended December 31

In thousands	2022	2021
Net income (loss)	$323	$(4,968)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(165)	18
Change in unrecognized pension costs	352	1,051
Total other comprehensive income, net of tax	187	1,069
Comprehensive income (loss)	$510	$(3,899)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Accumulated Other Comprehensive (Loss) Income		Total Stock- holders' Deficit
	Preferred Stock						Add'l Paid-in Capital
	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the year ended December 31, 2022
Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)
Net income	-	-	-	-	-	-	-	323	-	-	323
Issuance of options	-	-	-	-	-	-	114	-	-	-	114
Other comprehensive (loss) gain, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(165)	-	(165)
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	352	-	352
Balance December 31, 2022	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)

For the 12 months ended December 31, 2021
Balance January 1, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(38,007)	$(7,322)	$(3,063)	$(7,049)
Net loss	-	-	-	-	-	-	-	(4,968)	-	-	(4,968)
Other comprehensive gain, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	18	-	18
Change in unrecognized pension costs	-	-	-	-	-	-	-	-	1,051	-	1,051
Balance December 31, 2021	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	12 Months Ended December 31

In thousands	2022	2021
Cash flows from operating activities
Net income (loss)	$323	$(4,968)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	439	495
Amortization of right of use assets	397	303
Gain on forgiveness of PPP loan	(824)	-
Amortization of deferred financing fees and debt discount	52	127
Gain on extinguishment of debt	-	(77)
(Gain) loss on foreign currency remeasurement	(191)	18
Amortization of stock options	114	-
Bad debt expense	(113)	64
Changes in operating assets and liabilities:
Accounts receivable	(570)	(832)
Inventories	(1,851)	671
Prepaids and other assets	479	(1,210)
Accounts payable	1,091	3,608
Accrued liabilities	(7)	660
Operating lease liabilities	(397)	(298)
Customer deposits	(768)	1,427
Deferred pension liability and other	(142)	(125)
Net cash used in operating activities	(1,968)	(137)
Cash flows from investing activities
Purchases of property, plant and equipment	(18)	-
Net cash used in investing activities	(18)	-
Cash flows from financing activities
Proceeds from long-term debt	1,057	1,078
Proceeds from forgiveness of PPP loan	453	-
Payments of long-term debt	-	(460)
Net cash provided by financing activities	1,510	618
Effect of exchange rate changes	-	-
Net (decrease) increase in cash and cash equivalents	(476)	481
Cash and cash equivalents at beginning of year	524	43
Cash and cash equivalents at end of period	$48	$524
Supplemental disclosure of cash flow information:
Interest paid	$-	$219
Income taxes paid	10	9

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

Use of estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined.  Estimates are used when accounting for such items as costs of long-term sales contracts, allowance for uncollectible accounts, inventory valuation allowances, depreciation and amortization, valuation of pension obligations, valuation of warrants, income taxes, warranty reserve, management’s assessment of going concern, contingencies, impairment of long-lived assets and litigation.

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest-bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company. The Company has no cash equivalents at December 31, 2022 and 2021.

Accounts receivable, net:  Accounts receivable are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for uncollectible accounts receivable are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for uncollectible accounts at December 31:

In thousands	2022	2021
Balance at beginning of year	$423	$660
Provisions	(113)	64
Write-offs	(19)	(301)
Balance at end of year	$291	$423

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. At December 31, 2022, two customers accounted for 26.9% of the balance in Accounts receivable, net. At December 31, 2021, two customers accounted for 36.0% of the balance in Accounts receivable, net. In 2022, one customer accounted for 13.3% of our total revenues. In 2021, no customers accounted for at least 10% of our total revenues.

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

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2022 or 2021.

Shipping Costs:  The costs of shipping product to our customers of $677,000 and $391,000 in 2022 and 2021, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs: The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $25,000 and $24,000 in 2022 and 2021, respectively, are included in General and administrative expenses.

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

Taxes on income: Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such temporary differences are expected to reverse and for operating loss carryforwards. The temporary differences are primarily attributable to operating loss carryforwards, depreciation and the actuarial differences between the calculations of expenses compared to the calculations of contribution requirements of the pension plan. The Company records a valuation allowance against net deferred income tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred income tax assets will not be realized.

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

The following new accounting pronouncements were adopted in 2022:

There were no new accounting pronouncements that were adopted in 2022.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency.  The Company recorded income of $323,000 in the year ended December 31, 2022, which included the gain on forgiveness of the PPP loan of $824,000, and had a working capital deficiency of $9.3 million as of December 31, 2022.  As of December 31, 2021, the Company had a working capital deficiency of $9.8 million.

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

Our Consolidated Financial Statements were prepared assuming we will continue as a going concern.  Our continuing operating losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raise substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2022 and 2021, along with the reportable segment for each category:

In thousands	2022	2021
Digital product sales:
Catalog and small customized products	$20,386	$9,418
Large customized products	-	-
Subtotal	20,386	9,418
Digital product lease and maintenance:
Operating leases	579	817
Maintenance agreements	696	1,115
Subtotal	1,275	1,932
Total	$21,661	$11,350

Performance Obligations

The Company has two primary revenue streams which are Digital product sales and Digital product lease and maintenance.

Digital Product Sales

The Company recognizes net revenue on digital product sales to its distribution partners and to end users related to digital display solutions and fixed digit scoreboards.  For the Company’s catalog products, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For the Company’s customized products, revenue is either recognized at a point in time or over time depending on the scope of the contract.  For those customized product contracts that are smaller in size, revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract.  For those customized product contracts that are larger in size, revenue is recognized over time based on incurred costs as compared to projected costs using the input method, as this best reflects the Company’s progress in transferring control of the customized product to the customer.  The Company may also contract with a customer to perform installation services of digital display products.  Similar to the larger customized products, the Company recognizes the revenue associated with installation services using the input method, whereby the basis is the total contract costs incurred to date compared to the total expected costs to be incurred.

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

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2022 and 2021, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2022 and 2021:

In thousands	2022	2021
Gross receivables	$3,123	$2,572
Allowance for bad debts	291	423
Net receivables	2,832	2,149
Contract liabilities	1,229	2,011

During the years ended December 31, 2022 and 2021, the Company recognized bad debt expense of ($113,000) and $64,000, respectively.

During the years ended December 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,951	$484
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  ASC 606 provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $5.6 million and digital product lease and maintenance was $2.1 million.

The Company expects to recognize revenue on approximately 85%, 9% and 6% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s cash surrender value of life insurance had a carrying amount of $33,000 at December 31, 2022 and 2021, which was included in Other Assets in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Notes, using observable inputs, was $121,000 and at December 31, 2022 and 2021.  The fair value of the Debentures, using observable inputs, was $88,000 at December 31, 2022 and 2021, respectively.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $3.7 million at December 31, 2022 and $3.1 million at December 31, 2021.

5.  Inventories

Inventories consist of the following:

In thousands	2022	2021
Raw materials	$2,535	$467
Work-in-progress	-	-
Finished goods	187	404
Total inventory	$2,722	$871

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2022	2021
Rental equipment	$2,077	$3,664
Less accumulated depreciation	1,852	3,253
Net rental equipment	$225	$411

During 2022, $1.6 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2022 and 2021 was $186,000 and $245,000, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2022	2021
Machinery, fixtures and equipment	$2,856	$2,908
Leaseholds and improvements	23	23
	2,879	2,931
Less accumulated depreciation	1,164	981
Net property, plant and equipment	$1,715	$1,950

Equipment having net book values of $1.7 million and $2.0 million at December 31, 2022 and 2021, respectively, are pledged as collateral under various financing agreements.

During 2022 and 2021, $70,000 and $14,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2022 and 2021 was $253,000 and $250,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2022	2021
Prepaids	$34	$33
Deposits	-	-
Total other assets	$34	$33

9.  Taxes on Income

The components of income tax expense are as follows:

In thousands	2022	2021
Current:
Federal	$-	$-
State and local	25	25
Foreign	10	10
	$35	$35
Deferred:
Federal	$-	$-
State and local	-	-
	-	-
Income tax expense	$35	$35

Income (loss) before income taxes from the United States activities was $0.2 million and $(4.9) million for the years ended December 31, 2022 and 2021, respectively.  Income (loss) before income taxes from Canadian operations was $0.2 million and $(0.01) million for the years ended December 31, 2022 and 2021, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2022	2021
Statutory federal income tax benefit rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	4.0
PPP debt forgiven	(47.6)	-
Foreign income taxed at different rates	(7.3)	(0.3)
Deferred tax asset valuation allowance	31.6	(24.1)
Section 382 adjustment to deferred net operating loss	8.7	(1.3)
Other	3.7	(0.1)
Effective income tax expense (benefit) rate	9.8%	(0.7) %

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2022	2021
Deferred income tax asset:
Tax credit carryforwards	$-	$-
Operating loss carryforwards	4,348	4,000
Net pension costs	2,049	2,123
Allowance for bad debts	65	227
Other	7	6
Valuation allowance	(6,102)	(5,989)
	367	367
Deferred income tax liability:
Depreciation	120	124
Other	247	243
	367	367
Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $15.4 million, which began to expire in 2019.  Additionally, net operating losses created after 2020 do not expire. The operating loss carryforwards have been limited by changes in ownership of the Company in 2012 and 2019 as defined under Section 382 of the Internal Revenue Code.  The change in ownership as of June 26, 2012 limited our operating loss carryforwards at that time to $295,000 per year aggregating $5.9 million.  The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $2.9 million.  Losses subsequent to April 10, 2019 have increased the operating loss carryforwards.  Carryforward losses of $440,000 have expired as of December 31, 2022.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2022 and 2021.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2022	2021
Taxes payable	$1,179	$1,195
Interest payable	1,513	1,173
Warranty reserve	562	380
Deferred revenues	140	284
Compensation and employee benefits	311	225
Audit fees	134	134
Current portion of pension liability (see Note 15 – Pension Plan)	-	128
Other	440	768
	$4,279	$4,287

A summary of the warranty reserve for the years ended December 31, 2022 and 2021 is as follows:

In thousands	2022	2021
Balance at beginning of year	$380	$438
Provisions	232	115
Deductions	(58)	(173)
Balance at end of year	$554	$380

11.  Warrant and Stock Option Issuances

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”), which commenced June 15, 2020.  As of October 15, 2021, the Company and Craftsmen agreed upon a termination of the CMA.  Under the CMA, Craftsmen manufactured and supplied goods and provided all necessary labor, materials, management expertise, and oversight necessary to manufacture the goods at the Company’s manufacturing facility located in Hazelwood, Missouri.  The Company provided Craftsmen assistance to the manufacturing process, the technical details as well as the amount of goods to be produced.  The CMA provided that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and had been guaranteed by Unilumin USA LLC (“Unilumin USA”) through December 31, 2020.  Unilumin USA is wholly owned by Unilumin North America, who owns 52.0% of the Company’s outstanding Common Stock and beneficially owns 53.7% of the Company’s outstanding Common Stock.  In connection with the Unilumin Guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.  The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%.  The Company recorded the entire expense of $94,000 in general and administrative expenses at the date of issuance, so there were no related expenses recorded in the years ended December 31, 2022 or 2021.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2022	2021
8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	2,246	1,189
Term loans – related party	1,000	1,000
Term loans	500	871
Total debt	4,268	3,582
Less deferred financing costs and debt discount	-	52
Net debt	4,268	3,530
Less portion due within one year	3,768	3,030
Net long-term debt	$500	$500

Payments of long-term debt due for the next five years are:

In thousands	2023	2024	2025	2026	2027	Thereafter
	$3,768	$-	$-	$2	$12	$486

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap. On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement. On July 30, 2021, MidCap assigned the loan to Unilumin. On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022. The Loan Agreement matures on December 31, 2023. The Loan Agreement allows the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75% (9.52% at December 31, 2022) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes. As of December 31, 2022, the balance outstanding under the Loan Agreement was $2.2 million. The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge. The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the year ended December 31, 2022. The Company was not in compliance with this covenant. The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of December 31, 2022 and 2021, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of December 31, 2022 and 2021, the Company had accrued $20,000 and $1,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

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

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of December 31, 2022 and 2021, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of December 31, 2022 and 2021, the Company had accrued $300,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Marco Elser, a former director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of December 31, 2022 and 2021, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of December 31, 2022 and 2021, the Company had accrued $300,000 and $240,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2022 and 2021, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2022 and 2021, the Company had accrued $332,000 and $307,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On January 15, 2021, holders of $50,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $400 in cash, for an aggregate payment by the Company of $20,000.  As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $77,000 in 2021.

As of December 31, 2022 and 2021, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2022 and 2021, the Company had accrued $273,000 and $253,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

13.  Leases

Certain premises are occupied under operating leases that expire at varying dates through 2027.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On December 1, 2021, the Company entered into a lease for an office and manufacturing facility in Des Moines, Iowa.  The lease was for a five-year lease period at an initial annual rental of approximately $140,000.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of approximately $317,000.  On December 23, 2019, the Company entered into a lease for office space in Urbandale, Iowa for a two-year lease period, which was not renewed as of the end of the first term on December 31, 2022.  Rent expense aggregated $477,000 and $395,000 for the years ended December 31, 2022 and 2021, respectively.

The Company has no finance leases as of December 31, 2022.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

2022
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$765
Current lease liabilities	393
Non-current lease liabilities	412
Total lease liabilities	805
Weighted average remaining lease term (years)	1.7
Weighted average discount rate	7.6%
Future minimum lease payments:
2023	438
2024	146
2025	149
2026	152
2027	12
Thereafter	-
Total	897
Less: Imputed interest	92
Total lease liabilities	805
Less: Current lease liabilities	393
Long-term lease liabilities	$412

Supplemental cash flow information regarding leases:

In thousands	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$477

Total operating lease expense was $477,000 for the year ended December 31, 2022.  There was no short-term lease expense for the year ended December 31, 2022.  Total operating lease expense and short-term lease expense was $390,000 and $5,000, respectively, for the year ended December 31, 2021.

14.  Stockholders’ Deficit

During 2022 and 2021, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2022, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as Series B Convertible Preferred Stock (“SBCPS”), none of which were outstanding, and (iii) 2,032,500 shares were not yet designated. The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 1.9 million and 1.6 million at December 31, 2022 and 2021, respectively.

Accumulated other comprehensive loss is comprised of approximately $6.2 million and $6.5 million of unrecognized pension costs at December 31, 2022 and 2021, respectively, and $98,000 and $263,000 of unrealized foreign currency translation gains at December 31, 2022 and 2021, respectively.

The components of accumulated other comprehensive loss are as follows:

In thousands	Pension plan actuarial (loss) gain	Foreign currency translation gain (loss)	Total
Balances at January 1, 2021	$(7,567)	$245	$(7,322)
Actuarial gain	1,051	-	1,051
Translation gain	-	18	18
Balances at December 31, 2021	(6,516)	263	(6,253)
Actuarial gain	352	-	352
Translation loss	-	(165)	(165)
Balances at December 31, 2022	$(6,164)	$98	$(6,066)

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The benefit service under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2022 and 2021.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2022 and 2021, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $2.9 million at December 31, 2022.

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

At December 31, 2022 and 2021, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2022	2021
Equity and index funds	69.0%	68.8%
Fixed income funds	31.0	31.2
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2022 and 2021:

In thousands	2022	2020
Level 1: Equity and index funds	$5,299	$7,267
Fixed income funds	2,383	3,294
Total Level 1	7,682	10,561
Level 2	-	-
Level 3	-	-
Total pension plan assets	$7,682	$10,561

The funded status of the plan as of December 31, 2022 and 2021 is as follows:

In thousands	2022	2021
Change in benefit obligation: Projected benefit obligation at beginning of year	$14,055	$15,145
Interest cost	372	351
Actuarial (gain) loss	(3,163)	(311)
Settlements	-	(519)
Benefits paid	(719)	(611)
Projected benefit obligation at end of year	10,545	14,055
Change in plan assets: Fair value of plan assets at beginning of year	10,561	10,475
Actual return on plan assets	(2,298)	911
Company contributions	138	305
Settlements	-	(519)
Benefits paid	(719)	(611)
Fair value of plan assets at end of year	7,682	10,561

Funded status (underfunded)	$(2,863)	$(3,494)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,649	$8,001
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	2.75%	2.41%
Benefit obligations	5.40%	2.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2023, the Company expects to amortize $295,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2022 and 2021 was $10.5 million and $14.1 million, respectively.  The minimum required contribution in 2023 is expected to be $0, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $2.9 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

The minimum required pension plan contribution for 2022 was $138,000, which the Company fully contributed.  There are no minimum required contributions owed to the pension benefit plan in 2023.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2023	2024	2025	2026	2027
	$850	$906	$856	$933	$907

The following table presents the components of the net periodic pension cost for the years ended December 31, 2022 and 2021:

In thousands	2022	2021
Interest cost	$372	$351
Expected return on plan assets	(804)	(794)
Recognized loss due to settlements	-	297
Amortization of net actuarial loss	290	327
Net periodic pension (benefit) cost	$(142)	$181

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2022 and 2021:

In thousands	2022	2021
Balance at beginning of year	$8,001	$9,051
Net actuarial loss	(62)	(428)
Recognized loss	(290)	(622)
Balance at end of year	$7,649	$8,001

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

The Company currently has one stock option plan.  As of December 31, 2022, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

	Number of Shares			Weighted Average Exercise
	Authorized	Granted	Available	Price
Balance January 1, 2021	800	-	800	N/A
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2021	800	-	800
Authorized	-	-	-
Expired	-	-	-
Granted	-	-	-
Balance December 31, 2022	800	-	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2022, there were no outstanding options to purchase shares.

As of December 31, 2022, there was no unrecognized compensation cost related to non- options granted under the Plans.

The Company issued 280,000 stock options to certain employees on March 28, 2022.  The options vested on March 28, 2023 and are exercisable until March 28, 2026 at a price of $0.40 per share.

17.  Earnings (Loss) Per Share

The following table presents the calculation of earnings (loss) per share for the years ended December 31, 2022 and 2021:

In thousands, except per share data	2022	2021
Numerator:
Net income (loss), as reported	$323	$(4,968)
Denominator:
Weighted average shares outstanding- basic	13,446	13,580
Weighted average shares outstanding - diluted	13,675	13,580
Basic and diluted earnings (loss) per share	$0.02	$(0.37)

At December 31, 2022 and 2021, there were no dividends accumulated on the Company’s SBCPS.

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) attributable to common shares, by the weighted average number of common shares outstanding, adjusted for shares that would be assumed outstanding after warrants and stock options are accounted for under the treasury stock method.

At December 31, 2022 and 2021, outstanding warrants exercisable into 1.9 million and 1.6 million shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Commitments and Contingencies

Commitments:  At December 31, 2022 and 2021, the Company had no employment agreements with its executive officers.

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

19.  Related Party Transactions

As of December 31, 2022, Unilumin owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock. Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. Mr. Fazio and Mr. Yu are both executive officers of the Company, but have not yet been added to the Company’s payroll as of December 31, 2022; they have been compensated by Unilumin, with no charge to the Company. In 2023, Mr. Fazio and Mr. Yu were added to the Company’s payroll at annual rates of compensation of $125,000 and $26,000, respectively. The Company purchased $6.0 million and $1.5 million of product from Unilumin in the years ended December 31, 2022 and 2021, respectively. The amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $7.3 million and $3.7 million as of December 31, 2022 and 2021, respectively. In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11). The Company occupies space in a New York office that is leased by Unilumin at no cost.

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

Foreign revenues represent less than 10% of the Company’s revenues for 2022 and 2021.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2022 and 2021 and as of December 31, 2022 and 2021 were as follows:

In thousands	2022	2021
Revenues:
Digital product sales	$20,386	$9,418
Digital product lease & maintenance	1,275	1,932
Total revenues	$21,661	$11,350
Operating income (loss):
Digital product sales	$394	$(4,285)
Digital product lease & maintenance	799	1,282
Corporate general and administrative expenses	(1,582)	(1,230)
Total operating loss	(389)	(4,233)
Interest expense, net	(410)	(578)
Gain (loss) on foreign currency remeasurement	191	(18)
Gain on extinguishment of debt	-	77
Gain on forgiveness of PPP loan	824	-
Pension benefit (expense)	142	(181)
Income (loss) before income taxes	358	(4,933)
Income tax expense	(35)	(35)
Net income (loss)	$323	$(4,968)
Assets:
Digital product sales	$8,221	$6,379
Digital product lease & maintenance	1,143	1,748
Total identifiable assets	9,364	8,127
General corporate	48	524
Total assets	$9,412	$8,651
Depreciation and amortization:
Digital product sales	$252	$249
Digital product lease & maintenance	186	245
General corporate	1	1
Total depreciation and amortization	$439	$495
Capital expenditures:
Digital product sales	$18	$-
Digital product lease & maintenance	-	-
General corporate	-	-
Total capital expenditures	$18	$-

21.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2022 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2022.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Nicholas J. Fazio	43	2022
Yang Liu	33	2023
Yantao Yu	47	2022
Salvatore J. Zizza	77	2021

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

Yantao Yu was elected as a director of the Company on July 30, 2019. Mr. Yu was appointed Chief Operating Officer of the Company on August 1, 2021. Mr. Yu has been the Chief Financial Officer of Unilumin USA since September 2018. With over 25 years of financial experience, his background includes positions as Senior Accountant and/or Controller of The Quaker Oats Company; Bostik China (a subsidiary of Total S.A [TOT]); Eton Electric; and Airwell Air-conditioning Technology (China) Co., Ltd. and Airwell Fedders North America Inc (subsidiaries of Elco Holdings, Ltd. [TASE: ELCO]). From 1994 through 2012, he served as Chief Financial Officer of Lover Group and served as its Secretary of the Board from 2013 through August 2018. Mr. Yu holds an Executive Master of Business Administration (EMBA) degree from the University of Minnesota and his professional certifications include CPA, CGA, CMA and FCCA. Mr. Yu’s extensive financial experience allows him to provide valuable contributions to the Board.

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

Meetings of the Board of Directors and Certain Committees:

The Board of Directors did not hold any meetings during 2022.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  From time to time, the Board acts by Unanimous Written Consent.  All directors attended the last Annual Meeting of Stockholders in 2020.  The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Zizza serving as Chairman.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2022.  Messrs. Yu and Zizza are not and have not been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  The Audit Committee held four meetings in 2022.  Members of the Audit Committee do not receive any fees for their participation.  Our Audit Committee’s responsibilities include:

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Mr. Zizza is independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Mr. Zizza qualifies as a "non-employee director" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and qualifies as an "outside director" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day to day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee held four meetings in 2022.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Fazio serving as Chairman.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2022.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

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

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2022, John Hammock and Yang Liu still needed to make their Form 3 filings, Salvatore Zizza still needed to make his Form 4 filing related to the warrants he received and Unilumin still needed to make their Form 4 filing related to the warrants they received.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age
Nicholas J. Fazio	Chief Executive Officer	43
Yantao Yu	Chief Operating Officer	47
John Hammock	Senior Vice President and Chief Sales & Marketing Officer	60
Todd Dupee	Senior Vice President and Chief Accounting Officer	50

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

ITEM 11.              EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than the Chief Executive Officer:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Nicholas J. Fazio(2)	2022	-	-	-	27,175	-	-	-	27,175
Chief Executive Officer	2021	-	-	-	-	-	-	-	-

John Hammock	2022	208,394	-	-	13,588	-	-	-	221,982
Senior Vice President and Chief Sales and Marketing Officer	2021	182,434	-	-	-	-	-	-	182,434

Todd Dupee	2022	151,591	-	-	10,870	-	-	6,000	168,461
Senior Vice President and Chief Accounting Officer	2021	146,333	-	-	-	-	-	6,000	152,333

(1)        See “All Other Compensation” for further details.

(2)        Mr. Fazio has compensated directly by Unilumin.

All Other Compensation

During 2022 and 2021, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other (1) ($)	Total All Other Compensation ($)
Nicholas J. Fazio	2022	-	-	-
	2021	-	-	-
John Hammock	2022	-	-	-
	2021	-	-	-
Todd Dupee	2022	-	6,000	6,000
	2021	-	6,000	6,000

(1)            Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2022, the Company made the minimum requirement contribution of $138,000 to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $305,000 is the legislated annual cap on determining the final average annual salary and $265,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Outstanding Equity Awards at Fiscal Year-End 2022

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2022.

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

Compensation of Directors

The following table represents director compensation for 2022:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas J. Fazio	2022	-	-	-	-	-	-	-
Yang Liu	2022	-	-	-	-	-	-	-
Yantao Yu	2022	-	-	-	-	-	-	-
Salvatore J. Zizza	2022	-	-	-	-	-	-	-

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2023 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)
5% Stockholders:
Unilumin North America Inc. 254 West 31st Street New York, NY 10001	7,485,892	(1)	53.7

Gabelli Funds, LLC GAMCO Asset Management Inc. Teton Advisors, Inc One Corporate Center Rye, NY 10580-1434	4,092,500	(2)	30.4

Non-Employee Directors:
Yang Liu	-	(3)	*
Salvatore J. Zizza	624,970	(4)	4.5

Named Executive Officers:
Nicholas J. Fazio	7,535,892	(3) (5)	53.8
Yantao Yu	50,000	(3) (5)	*
John Hammock	35,000	(5)	*
Todd Dupee	60,000	(5)	*
All directors and executive officers as a group	8,160,862	(6)	56.9

*Represents less than 1% of total number of outstanding shares.

(1)             Unilumin owns 6,985,892 shares, which is 52.0% of our outstanding shares.  The stock ownership and percentage reflected in the above table also includes warrants to purchase 500,000 shares.

(2)             Based on Schedule 13D, as amended, dated November 25, 2020 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment and Schedule 13G dated January 17, 2023, Gabelli Funds, LLC beneficially owns 1,625,000 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 102.500 shares of Common Stock and Teton Advisors, Inc. beneficially owns 2,365,000 shares of Common Stock.

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

(5)             The share ownerships with respect to Messrs. Fazio, Yu, Hammock and Dupee include stock options to purchase 50,000, 50,000, 25,000 and 20,000 shares, respectively.

(6)             See footnotes 3, 4 and 5 above.

Equity Compensation Plan Information
December 31, 2022	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance
Equity compensation plans approved by stockholders	-	-	800

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum LLP (“Marcum”) for 2022 and 2021 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $180,000 in 2022 and $180,000 in 2021.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2022 or 2021.

Tax Fees:  Marcum did not provide any tax services in 2022 or 2021.

All Other Fees:  Marcum did not provide any non-audit services in 2022 or 2021.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

1              Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2022

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

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

10.10      1st Modification Agreement to Loan and Security Agreement with Unilumin USA dated as of March 20, 2023 and effective December 31, 2022, filed herewith.

10.11      Loan note with Enterprise Bank and Trust dated as of April 20, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2020).

10.12 ** Form of stock options granted March 28, 2022 (incorporated by reference to Exhibit 10.1 of Form 10-K filed April 14, 2022).

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

101         The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements. *

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

Dated: March 31, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	March 31, 2023
Salvatore J. Zizza, Chairman of the Board

/s/ Nicholas J. Fazio	March 31, 2023
Nicholas J. Fazio, Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Yang Liu	March 31, 2023
Yang Liu, Director

/s/ Yantao Yu	March 31, 2023
Yantao Yu, Director and Chief Operating Officer

/s/ Todd Dupee	March 31, 2023
Todd Dupee, Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)