Form 10-Q
period 2023-03-31
TRANS LUX Corp
filed 2023-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes           No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/12/23	Common Stock - $0.001 Par Value	13,496,276

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
March 31		December 31
In thousands, except share data	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$50	$48
Receivables, net	2,983	2,832
Inventories	2,214	2,722
Prepaids and other assets	1,050	1,071
Total current assets	6,297	6,673
Long-term assets:
Rental equipment, net	196	225
Property, plant and equipment, net	1,652	1,715
Right of use assets	660	765
Other assets	34	34
Total long-term assets	2,542	2,739
TOTAL ASSETS	$8,839	$9,412
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,762	$6,339
Accrued liabilities	4,336	4,279
Current portion of long-term debt	3,768	3,768
Current lease liabilities	313	393
Customer deposits	989	1,183
Total current liabilities	16,168	15,962
Long-term liabilities:
Long-term debt, less current portion	500	500
Long-term lease liabilities	383	412
Deferred pension liability and other	2,925	2,862
Total long-term liabilities	3,808	3,774
Total liabilities	19,976	19,736
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2022 and 2021	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,474,116 in 2022 and 2021; shares outstanding: 13,446,276 in 2022 and 2021	13	13
Additional paid-in-capital	41,482	41,444
Accumulated deficit	(43,510)	(42,652)
Accumulated other comprehensive loss	(6,059)	(6,066)
Treasury stock - at cost - 27,840 common shares in 2022 and 2021	(3,063)	(3,063)
Total stockholders' deficit	(11,137)	(10,324)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,839	$9,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended
	March 31
In thousands, except per share data	2023	2022
Revenues:
Digital product sales	$4,121	$3,237
Digital product lease and maintenance	228	428
Total revenues	4,349	3,665

Cost of revenues:
Cost of digital product sales	3,803	2,958
Cost of digital product lease and maintenance	105	165
Total cost of revenues	3,908	3,123

Gross income	441	542
General and administrative expenses	(1,078)	(762)
Operating loss	(637)	(220)
Interest expense, net	(144)	(142)
Loss on foreign currency remeasurement	(8)	(16)
Gain on forgiveness of PPP loan	-	824
Pension (expense) benefit	(63)	53
(Loss) income before income taxes	(852)	499
Income tax expense	(6)	(6)
Net (loss) income	$(858)	$493

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
	3 Months Ended
	March 31
In thousands	2023	2022

Net (loss) income	$(858)	$493
Other comprehensive income:
Unrealized foreign currency translation gain	7	27
Total other comprehensive income, net of tax	7	27
Comprehensive (loss) income	$(851)	$520

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)
									Accumulated		Total
	Preferred Stock						Add'l		Other		Stock-
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	holders'
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Deficit	Loss	Stock	Deficit
For the 3 months ended March 31, 2023
Balance January 1, 2023	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)
Net loss	-	-	-	-	-	-	-	(858)	-	-	(858)
Issuance of options	-	-	-	-	-	-	38		-	-	38
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	7	-	7
Balance March 31, 2023	-	$-	-	$-	13,474,116	$13	$41,482	$(43,510)	$(6,059)	$(3,063)	$(11,137)

For the 3 months ended March 31, 2022
Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)
Net income	-	-	-	-	-	-	-	493	-	-	493
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	27	-	27
Balance March 31, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,482)	$(6,226)	$(3,063)	$(10,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
3 Months Ended
March 31
In thousands	2023	2022
Cash flows from operating activities
Net (loss) income	$(858)	$493
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	92	110
Amortization of right of use assets	105	97
Gain on forgiveness of PPP loan	-	(824)
Amortization of deferred financing fees and debt discount	-	32
Loss on foreign currency remeasurement	8	16
Amortization of stock options	38	-
Allowance for credit losses	112	56
Changes in operating assets and liabilities:
Accounts receivable	(263)	(309)
Inventories	508	(740)
Prepaids and other assets	21	(451)
Accounts payable	423	(365)
Accrued liabilities	57	78
Operating lease liabilities	(109)	(87)
Customer deposits	(194)	1,128
Deferred pension liability and other	61	(62)
Net cash provided by (used in) operating activities	1	(828)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(12)
Net cash used in investing activities	-	(12)
Cash flows from financing activities
Proceeds from long-term debt	-	703
Net cash provided by financing activities	-	703
Effect of exchange rate changes	1	(4)
Net increase (decrease) in cash and cash equivalents	2	(141)
Cash and cash equivalents at beginning of year	48	524
Cash and cash equivalents at end of period	$50	$383
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	10	10

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Condensed Consolidated Balance Sheet at December 31, 2022 is derived from the December 31, 2022 audited financial statements.

Critical Accounting Policies and Estimates

Accounting policies used in the preparation of our financial statements may involve the use of management judgments and estimates.  Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management.  Our judgments and estimates are based on experience and assumptions that we believe are reasonable under the circumstances.  Further, we evaluate our judgments and estimates from time to time as circumstances change.  Actual financial results based on judgments or estimates may vary under different assumptions or circumstances.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023.

The following new accounting pronouncements were adopted in 2023:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022.  The Company adopted the new guidance on January 1, 2023 and determined it did not have a material impact on its consolidated financial statements.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency including being in default of several debt obligations.  The Company recorded a loss of $858,000 in the three months ended March 31, 2023, and had a working capital deficiency of $9.9 million as of March 31, 2023.  As of December 31, 2022, the Company had a working capital deficiency of $9.3 million.

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

If we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”), (iv) repay our obligations under our Loan Agreement (hereinafter defined) with Unilumin and/or (v) repay our obligations under our loan agreements with Carlisle, there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.  Due to the above, there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to continue as a going concern over the next 12 months from the date of issuance of this Form 10-Q.

Note 3 – Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.  The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.  None of the Company’s contracts contained a significant financing component as of March 31, 2023.  Revenue from the Company’s digital product and maintenance service is recognized ratably over the lease term in accordance with ASC Topic 842.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2023, along with the reportable segment for each category:

For the Three Months Ended
In thousands	March 31, 2023	March 31, 2022
Digital product sales:
Catalog and small customized products	$4,121	$3,237
Large customized products	-	-
Subtotal	4,121	3,237
Digital product lease and maintenance:
Operating leases	131	171
Maintenance agreements	97	257
Subtotal	228	428
Total	$4,349	$3,665

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2023, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,641,000 are as follows:  $466,000 – remainder of 2023, $391,000 – 2024, $305,000 – 2025, $235,000 – 2026, $176,000 – 2027 and $68,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2023 and December 31, 2022, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2023	December 31, 2022
Gross receivables	$3,378	$3,123
Allowance for credit losses	395	291
Net receivables	2,983	2,832
Contract liabilities	1,133	1,229

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2023	March 31, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$367	$344
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $1.7 million and digital product lease and maintenance was $1.6 million.

The Company expects to recognize revenue on approximately 68%, 20% and 12% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

	March 31 2023	December 31 2022
In thousands
Raw materials	$1,827	$2,535
Work-in-progress	-	-
Finished goods	387	187
	$2,214	$2,722

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March 31 2023	December 31 2022
In thousands
Rental equipment	$2,077	$2,077
Less accumulated depreciation	1,881	1,852
Net rental equipment	$196	$225

Depreciation expense for rental equipment for the three months ended March 31, 2023 and 2022 was $29,000 and $47,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	March 31 2023	December 31 2022
Machinery, fixtures and equipment	$2,856	$2,856
Leaseholds and improvements	23	23
	2,879	2,879
Less accumulated depreciation	1,227	1,164
Net property, plant and equipment	$1,652	$1,715

Machinery, fixtures and equipment having a net book value of $1.7 million at both March 31, 2023 and December 31, 2022 were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for both of the three months ended March 31, 2023 and 2022 was $63,000.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	March 31	December 31
In thousands	2023	2022
8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	2,246	2,246
Term loans – related party	1,000	1,000
Term loans	500	500
Total debt	4,268	4,268
Less deferred financing costs and debt discount	-	-
Net debt	4,268	4,268
Less portion due within one year	3,768	3,768
Net long-term debt	$500	$500

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap, which was subsequently modified.  On July 30, 2021, MidCap assigned the loan to Unilumin.  On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022.  The Loan Agreement matures on December 31, 2023.  The Loan Agreement allows the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75% (12.75% at March 31, 2023) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of March 31, 2023, the balance outstanding under the Loan Agreement was $2.2 million.  The Loan Agreement also requires the payment of certain fees, including a facility fee, an unused credit line fee and a collateral monitoring charge.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the year ended March 31, 2023.  The Company was not in compliance with this covenant.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of March 31, 2023, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of March 31, 2023 and December 31, 2022, the Company had accrued $24,000 and $20,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

On April 23, 2020, the Company entered into a loan note (the “Loan Note”) with Enterprise Bank and Trust (“Lender”) as lender under the CARES Act of the Small Business Administration of the United States of America (“SBA”), dated as of April 20, 2020.  Under the Loan Note, the Company borrowed $811,000 from Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act.  The Loan Note proceeds were forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  In January 2022, the loan was forgiven in full and the payments that had previously been paid were refunded.  Refund proceeds in the amount of $453,000 are included in proceeds from long-term debt in the accompanying condensed consolidated statements of Cash Flows for the three months ended March 31, 2022.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of March 31, 2023, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of March 31, 2023 and December 31, 2022, the Company had accrued $315,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of March 31, 2022, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of March 31, 2023 and December 31, 2022, the Company had accrued $315,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2023 and December 31, 2022, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2023 and December 31, 2022, the Company had accrued $338,000 and $332,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of March 31, 2023 and December 31, 2022, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2023 and December 31, 2022, the Company had accrued $279,000 and $273,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2023	2022
Interest cost	$134	$76
Expected return on plan assets	(145)	(200)
Amortization of net actuarial loss	74	71
Net periodic pension benefit	$63	$(53)

As of both March 31, 2023 and December 31, 2022, all pension contributions were due more than one year from the respective reporting dates, so the Company did not record a current pension liability.  As of both March 31, 2023 and December 31, 2022, the Company recorded a long-term pension liability of $2.9 million, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  There is not expected to be a minimum required contribution in 2023.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2023.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

March 31
In thousands, unless otherwise noted	2023
Balance Sheet:
ROU assets	$660
Current lease liabilities – operating	313
Non-current lease liabilities - operating	383
Total lease liabilities	696
Weighted average remaining lease term (years)	1.5
Weighted average discount rate	7.5%
Future minimum lease payments:
Remainder of 2023	$314
2024	146
2025	149
2026	152
2027	12
Thereafter	-
Total	773
Less: Imputed interest	77
Total lease liabilities	696
Less: Current lease liabilities	313
Long-term lease liabilities	$383

Supplemental cash flow information regarding leases:

For the three months ended
In thousands	March 31, 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$124
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense was $119,000 and $130,000 for the three months ended March 31, 2023 and 2022, respectively.  There was no short-term lease expense for the three months ended March 31, 2023 and 2022.

Note 10 – Stockholders’ Deficit and Income (Loss) Per Share

The following table presents the calculation of income (loss) per share for the three months ended March 31, 2023 and 2022:

Three months ended March 31
In thousands, except per share data	2023	2022
Numerator:
Net (loss) income, as reported	$(858)	$493
Denominator:
Weighted average shares outstanding – basic	13,446	13,446
Weighted average shares outstanding – diluted	13,470	13,531
Basic and diluted (loss) earnings per share – basic and diluted	$(0.06)	$0.04

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

On March 28, 2022, the Company issued stock options to purchase 280,000 shares to executives and employees at an exercise price of $0.40 per share, which became vested on March 28, 2023.  The options were valued at the grant date using the Black-Scholes model with the following inputs:  expiration date March 28, 2026; risk-free rate of return 2.55%; and volatility 108%.

As of March 31, 2023, the Company excluded the effects of the outstanding stock options to purchase 280,000 shares in the calculation of diluted loss per share since their inclusion would have been anti-dilutive.  As of March 31, 2023 and 2022, the Company had other warrants to purchase 1.6 million shares of Common Stock outstanding, which were excluded from the calculation of diluted income (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

A summary of the status of the Company’s stock options as of March 31, 2023 and the changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at December 31, 2022	280,000	$0.40	3.3	$0.19
Granted	-	-
Expired	-	-
Outstanding at March 31, 2023	280,000	$0.40	3.0	$0.19
Exercisable at the end of the period	280,000	$0.40	3.0	$0.19

Equity based compensation was $38,000 for the three months ended March 31, 2023.  There was no equity based compensation for the three months ended March 31, 2022.  There is no more unrecognized equity based compensation cost related to unvested stock options as of March 31, 2023.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of March 31, 2023, Unilumin USA (“Unilumin”) owns 52.0% of the Company’s Common Stock and beneficially owns 53.7% of the Company’s Common Stock.  Nicholas J. Fazio, Yang Liu and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  Mr. Fazio and Mr. Yu are both executive officers of the Company, but had not yet been added to the Company’s payroll until January 2023 at annual rates of compensation of $125,000 and $26,000, respectively.  In 2022 and prior, they had been compensated solely by Unilumin, with no charge to the Company.  In 2023, they continue to receive some compensation directly from Unilumin.  The Company purchased $472,000 and $1.1 million of product from Unilumin in the three months ended March 31, 2023 and 2022, respectively.  The total amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $7.6 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively.

Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  The total amount payable by the Company to Carlisle, including accrued interest and long-term debt, was $1.6 million as of March 31, 2023 and December 31, 2022.

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

Foreign revenues represent less than 10% of the Company’s revenues in the three months ended March 31, 2023 and 2022.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31
In thousands	2023	2022
Revenues:
Digital product sales	$4,121	$3,237
Digital product lease and maintenance	228	428
Total revenues	$4,349	$3,665
Operating (loss) income:
Digital product sales	$(301)	$(71)
Digital product lease and maintenance	123	257
Corporate general and administrative expenses	(459)	(406)
Total operating loss	(637)	(220)
Interest expense, net	(144)	(142)
Loss on foreign currency remeasurement	(8)	(16)
Gain on forgiveness of PPP loan	-	824
Pension (expense) benefit	(63)	53
(Loss) income before income taxes	(852)	499
Income tax expense	(6)	(6)
Net (loss) income	$(858)	$493

	March 31 2023	December 31 2022
Assets
Digital product sales	$7,784	$8,221
Digital product lease and maintenance	1,005	1,143
Total identifiable assets	8,789	9,364
General corporate	50	48
Total assets	$8,839	$9,412

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2023 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2023 and 2022:

	Three months ended March 31
In thousands, except percentages	2023		2022
Revenues:
Digital product sales	$4,121	94.8%	$3,237	88.3%
Digital product lease and maintenance	228	5.2%	428	11.7%
Total revenues	4,349	100.0%	3,665	100.0%
Cost of revenues:
Cost of digital product sales	3,803	87.5%	2,958	80.7%
Cost of digital product lease and maintenance	105	2.4%	165	4.5%
Total cost of revenues	3,908	89.9%	3,123	85.2%
Gross profit	441	10.1%	542	14.8%
General and administrative and restructuring expenses	(1,078)	(24.8)%	(762)	(11.1)%
Operating loss	(637)	(14.7)%	(220)	(6.1)%
Interest expense, net	(144)	(3.3)%	(142)	(3.9)%
Loss on foreign currency remeasurement	(8)	(0.2)%	(16)	(0.4)%
Gain on forgiveness of PPP loan	-	-%	824	22.5%
Pension (expense) benefit	(63)	(1.4)%	53	1.4%
(Loss) income before income taxes	(852)	(19.6)%	499	13.6%
Income tax expense	(6)	(0.1)%	(6)	(0.2)%
Net (loss) income	$(858)	(19.7)%	$493	13.5%

Total revenues for the three months ended March 31, 2023 increased $684,000 or 18.7% to $4.3 million from $3.7 million for the three months ended March 31, 2022, primarily due to increases in Digital product sales, partially offset by a decrease in Digital lease and maintenance revenues.

Digital product sales revenues increased $884,000 or 27.3%, primarily due to the return of customer orders since COVID-19 pandemic restrictions have been reduced or eliminated over the past year.

Digital product lease and maintenance revenues decreased $200,000 or 46.7%, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2023 increased $417,000 to $637,000 from $220,000 for the three months ended March 31, 2022, principally due to an increase in general and administrative expenses and an increase in the cost of revenues as a percentage of revenues.

Digital product sales operating loss increased $230,000 to $301,000 for the three months ended March 31, 2023 compared to $71,000 for the three months ended March 31, 2022, primarily due to an increase in general and administrative expenses and an increase in the cost of revenues as a percentage of revenues.  The cost of Digital product sales increased $845,000 or 28.6%, primarily due to the increase in revenues.  The cost of Digital product sales represented 92.3% of related revenues in 2023 compared to 91.4% in 2022, which increase was caused by a greater increase in expenses than the increase in revenues.  General and administrative expenses for Digital product sales increased $269,000 or 76.9%, primarily due to increases in consulting expenses, bad debt expenses and employees’ expenses.

Digital product lease and maintenance operating income decreased $134,000 or 52.1%, primarily due to the decrease in revenues, partially offset by a decrease in depreciation expense.  The cost of Digital product lease and maintenance decreased $60,000 or 36.4%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 46.1% of related revenues in 2023 compared to 38.6% in 2022, which increase was caused by the revenue reduction which was greater than the reduction of expenses.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $6,000, primarily due to a reduction in bad debt expenses.

Corporate general and administrative expenses increased $53,000 or 13.1%, primarily due to an increase in employees’ expenses.

Net interest expense increased $2,000 or 1.4%, primarily due to an increase in interest rates.

The effective tax rate for the three months ended March 31, 2023 and 2022 was 0.7% and 1.2%, respectively.  Both the 2023 and 2022 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency including being in default on several debt obligations.  The Company recorded a loss of $858,000 in the three months ended March 31, 2023.  The Company had working capital deficiencies of $9.9 million and $9.3 million as of March 31, 2023 and December 31, 2022, respectively.  The increase in the working capital deficiency was primarily affected by decreases in inventories and prepaids and other assets, as well as increases in accounts payable and accrued liabilities.  These changes were partially offset by increases in receivables and cash, as well as decreases in customer deposits and current lease liabilities.

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

The Company generated cash of $1,000 and used cash of $828,000 from operating activities for the three months ended March 31, 2023 and 2022, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents increased $2,000 in the three months ended March 31, 2023 to $50,000 at March 31, 2023 from $48,000 at December 31, 2022.  The increase is primarily attributable to cash provided by operating activities of $1,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2023 until the underlying debts mature.  As interest rates have increased in 2023, and may continue to increase, the amounts the Company pays for interest could exceed the projected amounts.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2023 for the remainder of 2023 and over the next four fiscal years:

In thousands	Remainder of 2023	2024	2025	2026	2027
Long-term debt, including interest	$5,204	$31	$31	$31	$31
Pension plan payments	-	702	364	323	298
Estimated warranty liability	327	80	60	50	36
Operating lease payments	452	146	149	152	13
Total	$5,983	$959	$604	$556	$378

As of March 31, 2023, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

There is not expected to be a minimum required pension plan contribution for 2023.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $244,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2023.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2023 and December 31, 2022, the Company had accrued $338,000 and $332,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2023 and December 31, 2022, the Company had accrued $279,000 and $273,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

10.1     1st Modification Agreement to Loan and Security Agreement with Unilumin USA dated as of March 20, 2023 and effective December 31, 2022 (incorporated by reference to Exhibit 10.10 of Form 10-K filed March 31, 2023).

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

101      The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 15, 2023