Form 10-Q
period 2023-06-30
TRANS LUX Corp
filed 2023-08-11
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
8/10/23	Common Stock - $0.001 Par Value	13,496,276

TRANS-LUX CORPORATION AND SUBSIDIARIES

Part I - Financial Information (unaudited)

Item 1.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
In thousands, except share data	June 30 2023	December 31 2022
ASSETS
Current assets:
Cash and cash equivalents	$198	$48
Receivables, net	1,660	2,832
Inventories	2,207	2,722
Prepaids and other assets	961	1,071
Total current assets	5,026	6,673
Long-term assets:
Rental equipment, net	168	225
Property, plant and equipment, net	1,838	1,715
Right of use assets	2,155	765
Restricted cash	200	-
Other assets	34	34
Total long-term assets	4,395	2,739
TOTAL ASSETS	$9,421	$9,412
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,608	$6,339
Accrued liabilities	4,375	4,279
Current portion of long-term debt	3,768	3,768
Current lease liabilities	497	393
Customer deposits	1,009	1,183
Total current liabilities	16,257	15,962
Long-term liabilities:
Long-term debt, less current portion	500	500
Long-term lease liabilities	1,689	412
Deferred pension liability and other	2,914	2,862
Total long-term liabilities	5,103	3,774
Total liabilities	21,360	19,736
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2023 and 2022	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2023 and 2022	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,524,116 in 2023 and 13,474,116 in 2022 shares outstanding: 13,496,276 in 2023 and 13,446,276 in 2022	13	13
Additional paid-in-capital	41,508	41,444
Accumulated deficit	(44,385)	(42,652)
Accumulated other comprehensive loss	(6,012)	(6,066)
Treasury stock - at cost - 27,840 common shares in 2023 and 2022	(3,063)	(3,063)
Total stockholders' deficit	(11,939)	(10,324)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,421	$9,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

In thousands, except per share data	3 Months Ended June 30		6 Months Ended June 30
	2023	2022	2023	2022
Revenues:
Digital product sales	$2,767	$7,016	$6,888	$10,253
Digital product lease and maintenance	219	286	447	714
Total revenues	2,986	7,302	7,335	10,967

Cost of revenues:
Cost of digital product sales	2,617	5,800	6,420	8,758
Cost of digital product lease and maintenance	115	142	220	307
Total cost of revenues	2,732	5,942	6,640	9,065

Gross income	254	1,360	695	1,902
General and administrative expenses	(816)	(822)	(1,894)	(1,584)
Operating (loss) income	(562)	538	(1,199)	318
Interest expense, net	(194)	(130)	(338)	(272)
(Loss) gain on foreign currency remeasurement	(51)	76	(59)	60
Gain on forgiveness of PPP loan	-	-	-	824
Pension (expense) benefit	(62)	52	(125)	105
(Loss) income before income taxes	(869)	536	(1,721)	1,035
Income tax expense	(6)	(6)	(12)	(12)
Net (loss) income	$(875)	$530	$(1,733)	$1,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

In thousands	3 Months Ended June 30		6 Months Ended June 30
	2023	2022	2023	2022
Net (loss) income	$(875)	$530	$(1,733)	$1,023
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	47	(71)	54	(44)
Total other comprehensive income (loss), net of tax	47	(71)	54	(44)
Comprehensive (loss) income	$(828)	$459	$(1,679)	$979

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)

	Preferred Stock				Common Stock		Add'l Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stock- holders' Deficit
	Series A		Series B
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt
For the 6 months ended June 30, 2023
Balance January 1, 2023	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)
Net loss	-	-	-	-	-	-	-	(1,733)	-	-	(1,733)
Stock issued to directors/officers	-	-	-	-	50,000	-	26	-	-	-	26
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	54	-	54
Balance June 30, 2023	-	$-	-	$-	13,524,116	$13	$41,508	$(44,385)	$(6,012)	$(3,063)	$(11,939)

For the 3 months ended June 30, 2023
Balance April 1, 2023	-	$-	-	$-	13,474,116	$13	$41,482	$(43,510)	$(6,059)	$(3,063)	$(11,137)
Net loss	-	-	-	-	-	-	-	(875)	-	-	(875)
Stock issued to directors/officers	-	-	-	-	50,000	-	26	-	-	-	26
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	47	-	47
Balance June 30, 2023	-	$-	-	$-	13,524,116	$13	$41,508	$(44,385)	$(6,012)	$(3,063)	$(11,939)

For the 6 months ended June 30, 2022
Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)
Net income	-	-	-	-	-	-	-	1,023	-	-	1,023
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(44)	-	(44)
Balance June 30, 2022	-	$-	-	$-	13,474,116	$13	$41,368	$(41,952)	$(6,297)	$(3,063)	$(9,931)

For the 3 months ended June 30, 2022
Balance April 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,482)	$(6,226)	$(3,063)	$(10,428)
Net income	-	-	-	-	-	-	-	530	-	-	530
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss		-	-	-	-	-	-	-	(71)	-	(71)
Balance June 30, 2022	-	$-	-	$-	13,474,116	$13	$41,368	$(41,952)	$(6,297)	$(3,063)	$(9,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
In thousands	6 Months Ended June 30
	2023	2022
Cash flows from operating activities
Net (loss) income	$(1,733)	$1,023
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	182	219
Amortization of right of use assets	211	195
Gain on forgiveness of PPP loan	-	(824)
Amortization of deferred financing fees and debt discount	-	53
Loss on foreign currency remeasurement	59	(60)
Issuance of common stock for compensation	26	-
Amortization of stock options	38	38
Allowance for credit losses	(25)	14
Changes in operating assets and liabilities:
Accounts receivable	1,197	(1,321)
Inventories	515	(1,509)
Prepaids and other assets	110	84
Accounts payable	269	(88)
Accrued liabilities	91	176
Operating lease liabilities	(220)	(188)
Customer deposits	(174)	1,187
Deferred pension liability and other	52	(105)
Net cash provided by (used in) operating activities	598	(1,106)
Cash flows from investing activities
Purchases of property, plant and equipment	(248)	(12)
Net cash used in investing activities	(248)	(12)
Cash flows from financing activities
Proceeds from long-term debt	200	703
Payments of long-term debt	(200)	-
Net cash provided by financing activities	-	703
Effect of exchange rate changes	-	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	350	(416)
Cash, cash equivalents and restricted cash at beginning of year	48	524
Cash, cash equivalents and restricted cash at end of period	$398	$108
Supplemental disclosure of cash flow information:
Interest paid	$23	$-
Income taxes paid	10	10
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Condensed Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$198	$108
Long-term assets
Restricted cash	200	-
Cash, cash equivalents and restricted cash at end of period	$398	$108

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

Restricted cash:  The Company classifies cash as restricted when the cash is unavailable for withdrawal or usage for general operations.  Restrictions may include legally restricted deposits, contracts entered into with others, or the Company’s statements of intention with regard to particular deposits.  As of June 30, 2023, the Company had $200,000 of Restricted cash.  The Company had no Restricted cash as of December 31, 2022.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency including being in default of several debt obligations.  The Company recorded a loss of $1.7 million in the six months ended June 30, 2023, and had a working capital deficiency of $11.2 million as of June 30, 2023.  As of December 31, 2022, the Company had a working capital deficiency of $9.3 million.  The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus), increases in interest rates and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains, extended shut down of businesses and the impact of inflation.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

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

Note 3 – Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.  The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.  None of the Company’s contracts contained a significant financing component as of June 30, 2023.  Revenue from the Company’s digital product and maintenance service is recognized ratably over the lease term in accordance with ASC Topic 842.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022, along with the reportable segment for each category:

In thousands	Three months ended			Six months ended
	June 30, 2023		June 30, 2022	June 30, 2023	June 30, 2022
Digital product sales:
Catalog and small customized products		$2,767	$7,016	$6,888	$10,253
Large customized products		-	-	-	-
Subtotal		2,767	7,016	6,888	10,253
Digital product lease and maintenance:
Operating leases		117	140	248	311
Maintenance agreements	`	102	146	199	403
Subtotal		219	286	447	714
Total		$2,986	$7,302	$7,335	$10,967

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At June 30, 2023, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,421,000 are as follows:  $247,000 – remainder of 2023, $391,000 – 2024, $305,000 – 2025, $235,000 – 2026, $176,000 – 2027 and $67,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of June 30, 2023 and December 31, 2022, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	June 30, 2023	December 31, 2022
Gross receivables	$1,828	$3,123
Allowance for credit loss	168	291
Net receivables	1,660	2,832
Contract liabilities	1,109	1,229

During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

In thousands	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$570	$1,397	$951	$1,868
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-	-	-

Transaction Price Allocated to Future Performance Obligations

As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $3.2 million and digital product lease and maintenance was $1.4 million.

The Company expects to recognize revenue on approximately 80%, 13% and 7% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

In thousands	June 30 2023	December 31 2022

Raw materials	$1,808	$2,535
Work-in-progress	-	-
Finished goods	399	187
	$2,207	$2,722

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

In thousands	June 30 2023	December 31 2022

Rental equipment	$2,077	$2,077
Less accumulated depreciation	1,909	1,852
Net rental equipment	$168	$225

Depreciation expense for rental equipment for the six months ended June 30, 2023 and 2022 was $57,000 and $93,000, respectively.  Depreciation expense for rental equipment for the three months ended June 30, 2023 and 2022 was $28,000 and $46,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	June 30 2023	December 31 2022

Machinery, fixtures and equipment	$3,104	$2,856
Leaseholds and improvements	23	23
	3,127	2,879
Less accumulated depreciation	1,289	1,164
Net property, plant and equipment	$1,838	$1,715

Machinery, fixtures and equipment having a net book value of $1.8 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the six months ended June 30, 2023 and 2022 was $125,000 and $126,000, respectively.  Depreciation expense for property, plant and equipment for the three months ended June 30, 2023 and 2022 was $62,000 and $63,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

In thousands	June 30 2023	December 31 2022

8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	2,246	2,246
Term loans – related party	1,000	1,000
Term loans	500	500
Total debt	4,268	4,268
Less deferred financing costs and debt discount	-	-
Net debt	4,268	4,268
Less portion due within one year	3,768	3,768
Net long-term debt	$500	$500

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap, which was subsequently modified.  On July 30, 2021, MidCap assigned the loan to Unilumin.  On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022.  The Loan Agreement matures on December 31, 2023.  The Loan Agreement allows the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75% (13.00% at June 30, 2023) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of June 30, 2023, the balance outstanding under the Loan Agreement was $2.2 million.  The Loan Agreement contains financial and other covenant requirements, including financial covenants that require the Company to attain certain EBITDA amounts for certain periods, including the year ended June 30, 2023.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of June 30, 2023, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of June 30, 2023 and December 31, 2022, the Company had accrued $29,000 and $20,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

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

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of June 30, 2023, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of June 30, 2023 and December 31, 2022, the Company had accrued $330,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of June 30, 2022, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of June 30, 2023 and December 31, 2022, the Company had accrued $330,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of June 30, 2023 and December 31, 2022, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2023 and December 31, 2022, the Company had accrued $345,000 and $332,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of June 30, 2023 and December 31, 2022, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2023 and December 31, 2022, the Company had accrued $284,000 and $273,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost for the three and six months ended June 30, 2023 and 2022:

In thousands	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Interest cost	$134	$76	$268	$152
Expected return on plan assets	(146)	(200)	(291)	(400)
Amortization of net actuarial loss	74	72	148	143
Net periodic pension expense (benefit)	$62	$(52)	$125	$(105)

As of June 30, 2023, the Company had recorded a current pension liability of $73,000, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets, and a long-term pension liability of $2.9 million, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  As of December 31, 2022, all pension contributions were due more than one year from the reporting date, so the Company did not record a current pension liability, and the Company had recorded a long-term pension liability of $2.9 million.  There is not expected to be a minimum required contribution in 2023.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of June 30, 2023.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.  In April 2023, the Company exercised its 5-year renewal option at its Hazelwood, MO facility.  In connection with the renewal, the Company remeasured its lease liability, which increased the ROU asset and lease liability by $1.6 million on the remeasurement date.

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

Supplemental information regarding leases:

June 30
In thousands, unless otherwise noted	2023
Balance Sheet:
ROU assets	$2,155
Current lease liabilities – operating	497
Non-current lease liabilities - operating	1,689
Total lease liabilities	2,186
Weighted average remaining lease term (years)	4.0
Weighted average discount rate	10.1%
Future minimum lease payments:
Remainder of 2023	$223
2024	545
2025	560
2026	577
2027	451
Thereafter	414
Total	2,770
Less: Imputed interest	584
Total lease liabilities	2,186
Less: Current lease liabilities	497
Long-term lease liabilities	$1,689

Supplemental cash flow information regarding leases:

In thousands	For the three months ended June 30, 2023	For the six months ended June 30, 2023

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$124	$248
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	1,601	1,601

Total operating lease expense was $237,000 and $239,000 for the six months ended June 30, 2023 and 2022, respectively.  Total operating lease expense was $118,000 and $109,000 for the three months ended June 30, 2023 and 2022, respectively.  There was no short-term lease expense for the six months ended June 30, 2023 and 2022.  There was no short-term lease expense for the three months ended June 30, 2023 and 2022.

Note 10 – Stockholders’ Deficit and (Loss) Income Per Share

The following table presents the calculation of (loss) income per share for the three and six months ended June 30, 2023 and 2022:

In thousands, except per share data	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Numerator:
Net (loss) income, as reported	$(875)	$530	$(1,733)	$1,023
Denominator:
Weighted average shares outstanding - basic	13,491	13,446	13,469	13,446
Weighted average shares outstanding - diluted	13,491	13,489	13,469	13,489
(Loss) earnings per share – basic and diluted	$(0.06)	$0.04	$(0.13)	$0.08

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

On March 28, 2022, the Company issued stock options to purchase 280,000 shares to executives and employees at an exercise price of $0.40 per share, which vested on March 28, 2023.  The options were valued at the grant date using the Black-Scholes model with the following inputs:  expiration date March 28, 2026; risk-free rate of return 2.55%; and volatility 108%.

As of June 30, 2023, the Company excluded the effects of the outstanding stock options to purchase 235,000 shares in the calculation of diluted loss per share since their inclusion would have been anti-dilutive.  As of June 30, 2023 and 2022, the Company had other warrants to purchase 1.6 million shares of Common Stock outstanding, which were excluded from the calculation of diluted income (loss) per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

A summary of the status of the Company’s stock options as of June 30, 2023 and the changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at December 31, 2022	280,000	$0.40	3.3	$0.19
Granted	-	-
Expired	45,000	$0.40		$0.19
Outstanding at June 30, 2023	235,000	$0.40	2.8	$0.19
Exercisable at the end of the period	235,000	$0.40	2.8	$0.19

Equity based compensation was $38,000 for each of the six months ended June 30, 2023 and 2022.  There was no equity based compensation for the three months ended June 30, 2023.  Equity based compensation was $38,000 for the three months ended June 30, 2022.  There is no more unrecognized equity based compensation cost related to unvested stock options as of June 30, 2023.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of June 30, 2023, Unilumin USA (“Unilumin”) owns 51.8% of the Company’s Common Stock and beneficially owns 53.5% of the Company’s Common Stock.  Nicholas J. Fazio, Jie Feng and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  Mr. Fazio and Mr. Yu are both executive officers of the Company, but had not yet been added to the Company’s payroll until January 2023 at annual rates of compensation of $125,000 and $26,000, respectively.  In 2022 and prior, they had been compensated solely by Unilumin, with no charge to the Company.  In 2023, they continue to receive some compensation directly from Unilumin.  The Company purchased $1.1 million and $3.8 million of product from Unilumin in the six months ended June 30, 2023 and 2022, respectively, and purchased $587,000 and $2.7 million of product from Unilumin in the three months ended June 30, 2023 and 2022, respectively.  The total amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $8.2 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively.  The Company occupies space at no cost in a New York office that is leased by Unilumin.

Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  The total amount payable by the Company to Carlisle, including accrued interest and long-term debt, was $1.7 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in the six months ended June 30, 2023 and 2022.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2023	2022	2023	2022
Revenues:
Digital product sales	$2,767	$7,016	$6,888	$10,253
Digital product lease and maintenance	219	286	447	714
Total revenues	$2,986	$7,302	$7,335	$10,967
Operating income (loss):
Digital product sales	$(181)	$831	$(482)	$760
Digital product lease and maintenance	109	133	232	390
Corporate general and administrative expenses	(490)	(426)	(949)	(832)
Total operating (loss) income	(562)	538	(1,199)	318
Interest expense, net	(194)	(130)	(338)	(272)
(Loss) gain on foreign currency remeasurement	(51)	76	(59)	60
Gain on forgiveness of PPP loan	-	-	-	824
Pension (expense) benefit	(62)	52	(125)	105
(Loss) income before income taxes	(869)	536	(1,721)	1,035
Income tax expense	(6)	(6)	(12)	(12)
Net (loss) income	$(875)	$530	$(1,733)	$1,023

	June 30 2023	December 31 2022

Assets
Digital product sales	$6,769	$8,221
Digital product lease and maintenance	2,454	1,143
Total identifiable assets	9,223	9,364
General corporate	198	48
Total assets	$9,421	$9,412

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2023 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Critical Accounting Estimates

There have been no changes to the Company’s critical accounting estimates as previously reported in the Company’s 2022 Form 10-K.

Results of Operations

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the six months ended June 30, 2023 and 2022:

In thousands, except percentages	Six months ended June 30
	2023		2022
Revenues:
Digital product sales	$6,888	93.9%	$10,253	93.5%
Digital product lease and maintenance	447	6.1%	714	6.5%
Total revenues	7,346	100.0%	10,967	100.0%
Cost of revenues:
Cost of digital product sales	6,420	87.5%	8,758	79.9%
Cost of digital product lease and maintenance	220	3.0%	307	2.8%
Total cost of revenues	6,640	90.5%	9,065	82.7%
Gross income	695	9.5%	1,902	17.3%
General and administrative expenses	(1,894)	(25.8)%	(1,584)	(14.4)%
Operating (loss) income	(1,199)	(16.3)%	318	2.9%
Interest expense, net	(338)	(4.6)%	(272)	(2.5)%
(Loss) gain on foreign currency remeasurement	(59)	(0.8)%	60	0.5%
Gain on forgiveness of PPP loan	-	- %	824	7.5%
Pension (expense) benefit	(125)	(1.7)%	105	1.0%
(Loss) income before income taxes	(1,721)	(23.5)%	1,035	9.4%
Income tax expense	(12)	(0.1)%	(12)	(0.1)%
Net (loss) income	$(1,733)	(23.6)%	$1,023	9.3%

Total revenues for the six months ended June 30, 2023 decreased $3.7 million or 33.1% to $7.3 million from $11.0 million for the six months ended June 30, 2022, primarily due to a decrease in Digital product sales, as well as a decrease in Digital lease and maintenance revenues.

Digital product sales revenues decreased $3.4 million or 32.8% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the non-recurrence of a couple large sales that were delivered in the six months ended June 30, 2022.

Digital product lease and maintenance revenues decreased $267,000 or 37.4% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the six months ended June 30, 2023 decreased $1.5 million to a loss of $1.2 million from income of $318,000 for the six months ended June 30, 2022, principally due to the decrease in revenues.

Digital product sales operating income (loss) decreased $1.2 million to a loss of $482,000 for the six months ended June 30, 2023 compared to income of $760,000 for the six months ended June 30, 2022, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $2.3 million or 26.7%, primarily due to the decrease in revenues and an increase in the cost of revenue as a percentage of revenues.  The cost of Digital product sales represented 93.2% of related revenues in 2023 compared to 85.4% in 2022.  This increase as a percentage of revenues is primarily due to the loss of some manufacturing efficiencies due to the decrease in revenues.  General and administrative expenses for Digital product sales increased $215,000 or 29.3%, primarily due to increases in supplies, employees’ expenses, consulting expenses and marketing expenses, partially offset by a decrease in bad debt expenses.

Digital product lease and maintenance operating income decreased $158,000 or 40.5% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of the decrease in revenues.  The cost of Digital product lease and maintenance decreased $87,000 or 28.3%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 49.2% of related revenues in 2023 compared to 43.0% in 2022.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $22,000 or 129.4%, primarily due to a reduction in bad debt expenses.

Corporate general and administrative expenses increased $117,000 or 14.1% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases in employees’ expenses and consulting expenses.

Net interest expense increased $66,000 or 24.3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases in interest rates and outstanding debt.

The effective tax rate for the six months ended June 30, 2023 and 2022 was 0.7% and 1.2%, respectively.  Both the 2023 and 2022 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended June 30, 2023 and 2022:

In thousands, except percentages	Three months ended June 30
	2023		2022
Revenues:
Digital product sales	$2,767	92.7%	$7,016	96.1%
Digital product lease and maintenance	219	7.3%	286	3.9%
Total revenues	3,015	100.0%	7,302	100.0%
Cost of revenues:
Cost of digital product sales	2,617	87.7%	5,800	79.5%
Cost of digital product lease and maintenance	115	3.8%	142	1.9%
Total cost of revenues	2,732	91.5%	5,942	81.4%
Gross income	254	8.5%	1,360	18.6%
General and administrative expenses	(816)	(27.3)%	(822)	(11.2)%
Operating (loss) income	(562)	(18.8)%	538	7.4%
Interest expense, net	(194)	(6.5)%	(130)	(1.8)%
(Loss) income on foreign currency remeasurement	(51)	(1.7)%	76	1.0%
Pension (expense) benefit	(62)	(2.1)%	52	0.7%
(Loss) income before income taxes	(869)	(29.1)%	536	7.3%
Income tax expense	(6)	(0.2)%	(6)	- %
Net (loss) income	$(875)	(29.3)%	$530	7.3%

Total revenues for the three months ended June 30, 2023 decreased $4.3 million or 59.1% to $3.0 million from $7.3 million for the three months ended June 30, 2022, primarily due to an decrease in Digital product sales.

Digital product sales revenues decreased $4.2 million or 60.6% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the non-recurrence of a couple large sales that were delivered in the three months ended June 30,2022.

Digital product lease and maintenance revenues decreased $67,000 or 23.4% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the continued expected revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating income (loss) for the three months ended June 30, 2023 decreased $1.1 million to a loss of $562,000 from income of $538,000 for the three months ended June 30, 2022, principally due to the decrease in revenues

Digital product sales operating income (loss) decreased $1.0 million to a loss of $181,000 for the three months ended June 30, 2023 compared to income of $831,000 for the three months ended June 30, 2022, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $3.2 million or 54.9%, primarily due to the decrease in revenues and an increase in the cost of revenue as a percentage of revenues.  The cost of Digital product sales represented 94.6% of related revenues in 2023 compared to 82.7% in 2022.  This increase as a percentage of revenues is primarily due to the loss of some manufacturing efficiencies due to the decrease in revenues.  General and administrative expenses for Digital product sales decreased $54,000 or 14.0%, primarily due to decreases in consulting expenses and bad debt expenses.

Digital product lease and maintenance operating income decreased $24,000 or 18.0% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of the decrease in revenues.  The cost of Digital product lease and maintenance decreased $27,000 or 19.0%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 52.5% of related revenues in 2023 compared to 49.7% in 2022.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance decreased $16,000 or 145.5%, primarily due to a decrease in bad debt expenses.

Corporate general and administrative expenses increased $64,000 or 15.0% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increases in consulting expenses and employees’ expenses.

Net interest expense increased $64,000 or 49.2% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to increases in interest rates and  outstanding debt.

The effective tax rate for the three months ended June 30, 2023 and 2022 was 0.7% and 1.1%, respectively.  Both the 2023 and 2022 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency including being in default on several debt obligations.  The Company recorded a loss of $1.7 million in the six months ended June 30, 2023.  The Company had working capital deficiencies of $11.2 million and $9.3 million as of June 30, 2023 and December 31, 2022, respectively.  The increase in the working capital deficiency was primarily affected by decreases in inventories and prepaids and other assets, as well as increases in accounts payable and accrued liabilities.  These changes were partially offset by increases in receivables and cash, as well as decreases in customer deposits and current lease liabilities.

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

The Company generated cash of $598,000 from operating activities and used cash of $1.1 million from operating activities for the six months ended June 30, 2023 and 2022, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash, cash equivalents and restricted cash increased $350,000 in the six months ended June 30, 2023 to $398,000 at June 30, 2023 from $48,000 at December 31, 2022.  The increase is primarily attributable to cash provided by operating activities of $598,000, partially offset by purchases of equipment of $248,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for uncollectible accounts receivable, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of June 30, 2023 for the remainder of 2023 and over the next four fiscal years:

In thousands	Remainder of 2023	2024	2025	2026	2027
Long-term debt, including interest	$5,267	$31	$31	$31	$31
Pension plan payments	-	702	364	323	298
Estimated warranty liability	236	81	61	51	38
Operating lease payments	223	545	560	577	451
Total	$5,726	$1,359	$1,016	$982	$818

As of June 30, 2023, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $249,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at June 30, 2023.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012 and are currently in default.  As of June 30, 2023 and December 31, 2022, the Company had accrued $345,000 and $332,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company has outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of June 30, 2023 and December 31, 2022, the Company had accrued $284,000 and $273,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

101      The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: August 11, 2023