Form 10-K
period 2023-12-31
TRANS LUX Corp
filed 2024-04-01
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street, 13th Floor, New York, New York 10001
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

2023 Form 10-K Cover Page Continued

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

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2023, was approximately $1,025,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders.  Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on March 28, 2024, was 13,496,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2023 Form 10-K Annual Report

PART I

ITEM 1.                BUSINESS

SUMMARY

Trans-Lux Corporation is a Delaware corporation incorporated on February 5, 1920.  Our Common Stock is quoted on OTC Pink under the symbol “TNLX.”  Our principal executive offices are located at 254 West 31st Street, 13th Floor, New York, NY  10001, where our telephone number is (800) 243-5544.

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

Sales Order Backlog (excluding leases):  The amount of sales order backlog at December 31, 2023 and 2022 was approximately $2.5 million and $6.8 million, respectively.  The December 31, 2023 backlog is expected to be recognized as sales in 2024, although there can be no assurance thereof.  These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company’s ability to compete and operate successfully depends on its capacity to anticipate and respond to the changing technological and product needs of its customers, among other factors.  For this reason, the Company continually develops enhancements to its existing product lines and examines and tests new display technologies.

The Company’s TLVisionTM line includes our latest LED Large Screen Systems that feature the most recent digital product technologies and capabilities, available in various pitch designs.  TLVisionTM consists of full-color video products that can be used in a multitude of applications.  These applications range from posting alphanumeric data to the displaying of full HD video.  The pixel pitches of the products range from 1.5mm for close distance viewing and up to 50mm for long-distance viewing.  The Company also continues to expand its line of scoreboard solutions using its TLVisionTM technology and improved hand-held, simple to operate remotes and wireless control devices.

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

Internationally, the Company uses a combination of internal salespeople and independent distributors to market its products outside the United States.  The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia.  Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2023 and 2022.

In 2023, there were no individual customers that accounted for more than 10% of the Company’s total revenues.  In 2022, one customer accounted for 13.3% of the Company’s total revenues.

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

EMPLOYEES

The Company had approximately 56 employees as of March 1, 2024.  38 of these employees are engaged in manufacturing, engineering or service activities, 12 in sales and marketing activities, and 6 in administration, accounting and human resources activities.  Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage.  We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

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

We have incurred operating losses for the past several years.  The Company recorded net operating losses of $3.0 million and $389,000 in the years ended December 31, 2023 and 2022, respectively.  We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control.  We have experienced a decline in our lease and maintenance bases for the past several years.  In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways.  For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2023, we had outstanding debt of approximately $4.3 million, of which $3.8 million was reflected under current portion of long-term debt in our consolidated balance sheet.  Such amount includes an aggregate of $522,000 of Notes and Debentures for which we are in default.  Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control.  As of December 31, 2023, we had cash and cash equivalents of $185,000 and there can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING LONG-TERM DEBT (INCLUDING NOTES AND DEBENTURES) HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

As of December 31, 2023, we had outstanding a $2.2 million revolving credit line with Unilumin.  The revolving credit line matured as of December 31, 2023 and is currently in default.  The revolving credit line is secured by substantially all of the Company’s assets.

As of December 31, 2023, we had outstanding term loans totaling $1.0 million with Carlisle Investments.  The term loans matured as of April 27, 2019 and December 10, 2017 and are currently in default.  Carlisle has a security interest in certain accounts receivable, materials and intangibles relating to a certain purchase order for equipment.

As of December 31, 2023, we had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2023, we had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

WE ARE CURRENTLY OPERATING IN A PERIOD OF ECONOMIC UNCERTAINTY AND CAPITAL MARKETS DISRUPTION, WHICH HAS BEEN SIGNIFICANTLY IMPACTED BY GEOPOLITICAL INSTABILITY DUE TO THE ONGOING MILITARY CONFLICTS BETWEEN ISRAEL AND HAMAS AND BETWEEN RUSSIA AND UKRAINE.  OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY ANY NEGATIVE IMPACT ON THE GLOBAL ECONOMY AND CAPITAL MARKETS RESULTING FROM THE CONFLICT IN UKRAINE OR ANY OTHER GEOPOLITICAL TENSIONS

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Israel and Hamas and between Russia and Ukraine.  Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.  We are continuing to monitor the situations and assessing their potential impacts on our business.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of March 28, 2024, one stockholder, Unilumin, owns approximately 51.8% of our outstanding Common Stock and beneficially owns approximately 53.5% of our Common Stock.  In addition, three of the Company’s five directors are employed by Unilumin or other entities affiliated with Unilumin.  In addition, the amount payable to Unilumin, including accounts payable, accrued interest and long-term debt, was $10.0 million as of December 31, 2023.  Accordingly, such stockholder could exert significant control over any potential stockholder actions, including activities related to the treatment of our debt. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets.  In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company.  This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.              CYBERSECURITY

Risk Management and Strategy Disclosure

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.  We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats.  These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.  Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management.  Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.  We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.  For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance Disclosure

Our Board is periodically informed of our risk management process, including risks from cybersecurity threats.  Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face.  Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Executive Officer and Chief Accounting Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer and Chief Accounting Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above.  The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the Board on such reports.

ITEM 2.                PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 254 West 31st Street, 13th Floor, New York, New York, at no annual rental cost (because it is additional space in a Unilumin office), which it uses as its primary executive and administrative office.  The Company leases a facility in Hazelwood, Missouri, at an annual rental of $357,000, which is being used for manufacturing and administrative operations.  The Company leases a facility in Des Moines, Iowa, at an annual rental of $140,000, which is used for manufacturing and sales operations.

The aggregate property rent expense was $483,000 and $477,000 for the years ended December 31, 2023 and 2022, respectively.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)              The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.”  The Company had approximately 86 holders of record of its Common Stock as of March 28, 2024.  The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names.  The Board of Directors did not declare any cash dividends on Common Stock during 2023 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

(b)          Not applicable.

(c)          The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2023.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience along with other assumptions that we believe are reasonable in formulating our bases for making judgements regarding the carrying amounts of assets and liabilities that are not readily apparent elsewhere. Estimates are adjusted as new information becomes available. Actual results could differ from those estimates. The Company believes that the following accounting estimates are most critical since they require significant assumptions and judgments that inherently are subject to risks and uncertainties.

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

Pension Plan Obligations:  The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates.  The Company recorded after-tax loss in unrecognized pension liability of $63,000 and $352,000 in 2023 and 2022, respectively, in other comprehensive income.  Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change.  Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize.  At December 31, 2023, plan assets were invested 31.0% in fixed income contracts and 69.0% in equity and index funds.  The investment return assumption takes the asset mix into consideration.  The assumed discount rate reflects the rate at which the pension benefits could be settled.  The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year.  At December 31, 2023, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00% and discount rate, 5.40%.  The net periodic cost for 2024 will be based on the December 31, 2023 valuation.  The defined benefit pension plan periodic cost (benefit) was $289,000 and ($142,000) in 2023 and 2022, respectively.  At December 31, 2023, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $21,000/($28,000).

As of December 31, 2003, the service benefit under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2023 and 2022.  There was no minimum required contribution due in 2023.  The minimum required pension plan contribution for 2024 is expected to be $840,000.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2023 and 2022:

In thousands, except percentages	2022		2021

Revenues:

Digital product sales	$14,683	94.4%	$20,386	94.1%

Digital product lease and maintenance	869	5.6%	1,275	5.9%

Total revenues	15,552	100.0%	21,661	100.0%

Cost of revenues:

Cost of digital product sales	14,118	90.8%	18,196	84.0%

Cost of digital product lease and maintenance	431	2.8%	547	2.5%

Total cost of revenues	14,549	93.6%	18,743	86.5%

Gross profit from operations	1,003	6.4%	2,918	13.5%

General and administrative expenses	(3,988)	(25.6)%	(3,307)	(15.3)%

Operating loss	(2,985)	(19.2)%	(389)	(1.8)%

Interest expense, net	(702)	(4.5)%	(410)	(1.9)%

(Loss) gain on foreign currency remeasurement	(60)	(0.4)%	191	0.9%

Gain on forgiveness of PPP loan	-	-%	824	3.8%

Pension (expense) benefit	(289)	(1.9)%	142	0.7%

(Loss) income before income taxes	(4,036)	(26.0)%	358	1.7%

Income tax expense	(31)	(0.2)%	(35)	(0.2)%

Net (loss) income	$(4,067)	(26.2)%	$323	1.5%

2023 Compared to 2022

Total revenues for the year ended December 31, 2023 decreased $6.1 million or 28.2% to $15.6 million from $21.7 million for the year ended December 31, 2022, primarily due to a decrease in Digital product sales, as well as a decrease in Digital lease and maintenance revenues.

Digital product sales revenues decreased $5.7 million or 28.0% to $14.7 million for the year ended December 31, 2023 compared to $20.4 million for the year ended December 31, 2022, primarily due to the non-recurrence of a couple of large sales that were delivered in the year ended December 31, 2022.

Digital product lease and maintenance revenues decreased $406,000 or 31.8% to $869,000 for the year ended December 31, 2023 compared to $1.3 million for the year ended December 31, 2022, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2023 increased $2.6 million to $3.0 million from $389,000 for the year ended December 31, 2022, principally due to the decrease in revenues and an increase in general and administrative expenses.

Digital product sales operating (loss) income decreased $1.9 million to a loss of $1.5 million for the year ended December 31, 2023 compared to income of $394,000 for the year ended December 31, 2022, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $4.1 million or 22.4%, primarily due to the decrease in revenues and an increase in the cost of revenue as a percentage of revenues.  The cost of Digital product sales represented 96.2% of related revenues in 2023 compared to 89.3% in 2022.  General and administrative expenses for Digital product sales increased $297,000 or 16.5%, primarily due to increases in supplies, employees’ expenses and marketing expenses, partially offset by a decrease in consulting expenses.

Digital product lease and maintenance operating income decreased $358,000 or 44.8% to $441,000 for the year ended December 31, 2023 compared to $799,000 for the year ended December 31, 2022, primarily due to the reduction in revenues.  The cost of Digital product lease and maintenance decreased $116,000 or 21.2%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 49.6% of related revenues in 2023 compared to 42.9% in 2022.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance increased $68,000, primarily due to an increase in the allowance for credit losses.

Corporate general and administrative expenses increased $316,000 or 20.0% to $1.9 million for the year ended December 31, 2023 compared to $1.6 million for the year ended December 31, 2022, primarily due to increases in employees’ and consulting expenses.

Net interest expense increased $292,000 or 71.2% to $702,000 for the year ended December 31, 2023 compared to $410,000 for the year ended December 31, 2022, primarily due to an increase in interest rates.

The effective tax rate for the years ended December 31, 2023 and 2022 was an expense of 0.8% and 9.8%, respectively.  The Company recognized income tax expense of $31,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively.  The income tax expense in 2023 and 2022 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring operating losses and continues to have a working capital deficiency.  The Company recorded a net loss of $4.1 million in the year ended December 31, 2023, and had a working capital deficiency of $13.9 million as of December 31, 2023.  The Company recorded income of $323,000 in the year ended December 31, 2022, which included the gain on forgiveness of the PPP loan of $824,000, and had a working capital deficiency of $9.3 million as of December 31, 2022.  The increase in the working capital deficiency as compared to December 31, 2022 is primarily due to decreases in receivables, prepaids and other assets and inventories, as well as increases in accounts payable and accrued liabilities, partially offset by an increase in cash, as well as decreases in customer deposits and current lease liabilities.

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

The Company generated cash from operating activities of $622,000 and used cash of $2.0 million in the years ended December 31, 2023 and 2022, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents increased $137,000 in 2023.  The increase is primarily attributable to     cash provided by operating activities of $622,000, proceeds from long-term debt borrowings of $243,000, partially offset by purchases of equipment of $327,000, and payments of long-term debt of $201,000.  The current economic environment has increased the Company’s trade receivables collection cycle, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2023 over the next five fiscal years:

In thousands	2024	2025	2026	2027	2028

Long-term debt, including interest	$5,531	$42	$42	$42	$39

Pension plan payments	840	277	236	217	190

Estimated warranty liability	89	70	60	48	20

Operating lease payments	545	560	577	451	414

Total	$7,005	$949	$915	$758	$663

As of December 31, 2023, the Company still had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the remaining Notes and Debentures, but has no agreements, commitments or understandings with respect to any further exchanges.  See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

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

Pension Plan Contributions

There was no minimum contribution required in 2023.  At this time, the minimum required pension plan contribution for 2024 is $840,000, which the Company expects to fully contribute.  See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary.  A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $243,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2023.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New Haven, CT

April 1, 2024

 TRANS-LUX CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (unaudited)

 In thousands, except share data

 December 31
 2023

 December 31
 2022

 ASSETS

 Current assets:

 Cash and cash equivalents

 $

 185

 $

 48

 Receivables, net

 1,531

 2,832

 Inventories

 2,372

 2,722

 Prepaids and other assets

 148

 1,071

 Total current assets

 4,236

 6,673

 Long-term assets:

 Rental equipment, net

 111

 225

 Property, plant and equipment, net

 1,778

 1,715

 Right of use assets

 1,971

 765

 Restricted cash

 200

 -

 Other assets

 34

 34

 Total long-term assets

 4,094

 2,739

 TOTAL ASSETS

 $

 8,330

 $

 9,412

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:

 Accounts payable

 $

 8,420

 $

 6,339

 Accrued liabilities

 5,352

 4,279

 Current portion of long-term debt

 3,776

 3,768

 Current lease liabilities

 352

 393

 Customer deposits

 213

 1,183

 Total current liabilities

 18,113

 15,962

 Long-term liabilities:

 Long-term debt, less current portion

 535

 500

 Long-term lease liabilities

 1,644

 412

 Deferred pension liability and other

 2,248

 2,862

 Total long-term liabilities

 4,427

 3,774

 Total liabilities

 22,540

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

 (46,719)

 (42,652)

 Accumulated other comprehensive loss

 (5,949)

 (6,066)

 Treasury stock - at cost - 27,840 common shares in 2023 and 2022

 (3,063)

 (3,063)

 Total stockholders' deficit

 (14,210)

 (10,324)

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

 $

 8,330

 $

 9,412

 The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

In thousands, except per share data	12 Months Ended December 31

	2023	2022

Revenues:

Digital product sales	$14,683	$20,386

Digital product lease and maintenance	869	1,275

Total revenues	15,552	21,661

Cost of revenues:

Cost of digital product sales	14,118	18,196

Cost of digital product lease and maintenance	431	547

Total cost of revenues	14,549	18,743

Gross income	1,003	2,918

General and administrative expenses	(3,988)	(3,307)

Operating loss	(2,985)	(389)

Interest expense, net	(702)	(410)

(Loss) gain on foreign currency remeasurement	(60)	191

Gain on forgiveness of PPP loan	-	824

Pension (expense) benefit	(289)	142

(Loss) income before income taxes	(4,036)	358

Income tax expense	(31)	(35)

Net (loss) income	$(4,067)	$323

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

In thousands	12 Months Ended December 31

	2023	2022

Net (loss) income	$(4,067)	$323

Other comprehensive income (loss):

Unrealized foreign currency translation gain (loss)	54	(165)

Change in unrecognized pension costs	63	352

Total other comprehensive income, net of tax	117	187

Comprehensive (loss) income	$(3,950)	$510

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

									Accumulated Other Comprehensive (Loss) Income		Total Stock- holders' Deficit

	Preferred Stock						Add'l Paid-in Capital

	Series A		Series B		Common Stock			Accumulated Deficit		Treasury Stock

In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt

For the year ended December 31, 2023

Balance January 1, 2023	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)

Net loss	-	-	-	-	-	-	-	(4,067)	-	-	(4,067)

Stock issued to directors/officers	-	-	-	-	50,000	-	26	-	-	-	26

Issuance of options	-	-	-	-	-	-	38	-	-	-	38

Other comprehensive income, net of tax:

Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	54	-	54

Change in unrecognized pension costs	-	-	-	-	-	-	-	-	63	-	63

Balance December 31, 2023	-	$-	-	$-	13,524,116	$13	$41,508	$(46,719)	$(5,949)	$(3,063)	$(14,210)

For the 12 months ended December 31, 2022

Balance January 1, 2022	-	$-	-	$-	13,474,116	$13	$41,330	$(42,975)	$(6,253)	$(3,063)	$(10,948)

Net income	-	-	-	-	-	-	-	323	-	-	323

Issuance of options	-	-	-	-	-	-	114	-	-	-	114

Other comprehensive (loss) income, net of tax:

Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	(165)	-	(165)

Change in unrecognized pension costs	-	-	-	-	-	-	-	-	352	-	352

Balance December 31, 2022	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)

The accompanying notes are an integral part of these consolidated financial statements.

 TRANS-LUX CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

 In thousands

 12 Months Ended
 December 31

 2023

 2022

 Cash flows from operating activities

 Net (loss) income

 $

 (4,067)

 $

 323

 Adjustment to reconcile net (loss) income to net cash

 provided by (used in) operating activities:

 Depreciation and amortization

 378

 439

 Amortization of right of use assets

 395

 397

 Gain on forgiveness of PPP loan

 -

 (824)

 Amortization of deferred financing fees and debt discount

 -

 52

 Loss (gain) on foreign currency remeasurement

 60

 (191)

 Issuance of common stock for compensation

 26

 -

 Amortization of stock options

 38

 114

 Allowance for credit losses

 (90)

 (113)

 Changes in operating assets and liabilities:

 Accounts receivable

 1,391

 (570)

 Inventories

 350

 (1,851)

 Prepaids and other assets

 923

 479

 Accounts payable

 2,081

 1,091

 Accrued liabilities

 1,068

 (7)

 Operating lease liabilities

 (410)

 (397)

 Customer deposits

 (970)

 (768)

 Deferred pension liability and other

 (551)

 (142)

 Net cash provided by (used in) operating activities

 622

 (1,968)

 Cash flows from investing activities

 Purchases of property, plant and equipment

 (327)

 (18)

 Net cash used in investing activities

 (327)

 (18)

 Cash flows from financing activities

 Proceeds from long-term debt

 243

 1,057

 Proceeds from forgiveness of PPP loan

 -

 453

 Payments of long-term debt

 (201)

 -

 Net cash provided by financing activities

 42

 1,510

 Effect of exchange rate changes

 -

 -

 Net increase (decrease) in cash, cash equivalents and restricted cash

 337

 (476)

 Cash, cash equivalents and restricted cash at beginning of year

 48

 524

 Cash, cash equivalents and restricted cash at end of period

 $

 385

 $

 48

 Supplemental disclosure of cash flow information:

 Interest paid

 $

 24

 $

 -

 Income taxes paid

 10

 10

 Supplemental non-cash financing activities:

 Lease assets added in exchange for lease liabilities

 $

 1,601

 $

 -

 Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:

 Current assets

 Cash and cash equivalents

 $

 185

 $

 48

 Long-term assets

 Restricted cash

 200

 -

 Cash, cash equivalents and restricted cash at end of period

 $

 385

 $

 48

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

Use of estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period in which the change is determined.  Estimates are used when accounting for such items as costs of long-term sales contracts, reserves for expected credit losses, inventory valuation allowances, depreciation and amortization, valuation of pension obligations, valuation of warrants, income taxes, warranty reserve, management’s assessment of going concern, contingencies, impairment of long-lived assets and litigation.

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest-bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution.  At times, the amount of the deposits exceeds the FDIC limits.  The portion of the deposits in excess of FDIC limits represents a credit risk of the Company. The Company has no cash equivalents at December 31, 2023 and 2022.

Accounts receivable, net:  Accounts receivable are carried at net realizable value.  Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required.  Reserves for expected credit losses are provided based on historical experience and current trends.  The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the reserve for expected credit loss accounts at December 31:

In thousands	2023	2022

Balance at beginning of year	$291	$423

Provisions	(90)	(113)

Write-offs	(47)	(19)

Balance at end of year	$154	$291

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses.  At December 31, 2023, two customers accounted for 25.0% of the balance in Accounts receivable, net.  At December 31, 2022, two customers accounted for 26.9% of the balance in Accounts receivable, net.  In 2023, no customers accounted for at least 10% of our total revenues.  In 2022, one customer accounted for 13.3% of our total revenues.

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

Impairment or disposal of long-lived assets:  The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist.  An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows.  If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model.  There were no impairments of long-lived assets in 2023 or 2022.

Shipping Costs:  The costs of shipping product to our customers of $694,000 and $677,000 in 2023 and 2022, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs:  The Company expenses the costs of advertising and marketing at the time that the related advertising takes place.  Advertising and marketing costs of $29,000 and $25,000 in 2023 and 2022, respectively, are included in General and administrative expenses.

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

Foreign currency:  The functional currency of the Company’s Canadian business operation is the Canadian dollar.  The assets and liabilities of such operation are translated into U.S. dollars at the year-end rate of exchange, and the operating and cash flow statements are converted at the average annual rate of exchange.  The resulting translation adjustment is recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets and as a separate item in the Consolidated Statements of Comprehensive (Loss) Income.  In relation to intercompany balances, these have been classified as short-term in nature and therefore the changes in the foreign currency remeasurement adjustment for intercompany balances are recorded as (Loss) gain on foreign currency remeasurement in the Consolidated Statements of Operations.

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

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280.  The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses, by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.  Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements and disclosures.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency.  The Company recorded a loss of $4.1 million in the year ended December 31, 2023, and had a working capital deficiency of $13.9 million as of December 31, 2023.  The Company recorded income of $323,000 in the year ended December 31, 2022, which included the gain on forgiveness of the PPP loan of $824,000, and had a working capital deficiency of $9.3 million as of December 31, 2022

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus) and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains and extended shut down of businesses.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

Our Consolidated Financial Statements were prepared assuming we will continue as a going concern.  Our continuing operating losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of issuance of this Form 10-K.  In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin, there would be a significant adverse impact on our financial position and operating results.  The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2023 and 2022, along with the reportable segment for each category:

In thousands	2023	2022

Digital product sales:

Catalog and small customized products	$14,683	$20,386

Large customized products	-	-

Subtotal	14,683	20,386

Digital product lease and maintenance:

Operating leases	465	579

Maintenance agreements	404	696

Subtotal	869	1,275

Total	$15,552	$21,661

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At December 31, 2023, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,500,000 are as follows:  $583,000 – 2024, $359,000 – 2025, $271,000 – 2026, $202,000 – 2027, $62,000 – 2028, and $23,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of December 31, 2023 and 2022, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2023 and 2022:

In thousands	2023	2022

Gross receivables	$1,685	$3,123

Allowance for credit losses	154	291

Net receivables	1,531	2,832

Contract liabilities	225	1,229

During the years ended December 31, 2023 and 2022, the Company recognized increases in the allowance for credit losses of $90,000 and $113,000, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2023	2022

Revenue recognized in the period from:

Amounts included in the contract liability at the beginning of the period	$1,128	$1,951

Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	-	-

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed).  ASC 606 provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.  As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.3 million and digital product lease and maintenance was $1.5 million.

The Company expects to recognize revenue on approximately 76%, 17% and 7% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party.  The Company’s cash surrender value of life insurance had a carrying amounts of $34,000 and $33,000 at December 31, 2023 and 2022, respectively, which was included in Other Assets in the Consolidated Balance Sheets.  The carrying amounts of cash equivalents, receivables and accounts payable approximate fair value due to the short maturities of these items.  The fair value of the Notes, using observable inputs, was $121,000 at December 31, 2023 and 2022.  The fair value of the Debentures, using observable inputs, was $88,000 at December 31, 2023 and 2022, respectively.  The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $3.8 million at December 31, 2023 and $3.7 million at December 31, 2022.

5.  Inventories

Inventories consist of the following:

In thousands	2023	2022

Raw materials	$2,102	$2,535

Work-in-progress	18	-

Finished goods	252	187

Total inventory	$2,372	$2,722

6.  Rental Equipment, net

Rental equipment consists of the following:

In thousands	2023	2022

Rental equipment	$1,049	$2,077

Less accumulated depreciation	938	1,852

Net rental equipment	$111	$225

During 2023, $1.0 million of fully depreciated rental equipment was written off.  Depreciation expense for rental equipment for the years ended December 31, 2023 and 2022 was $114,000 and $186,000, respectively.

7.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2023	2022

Machinery, fixtures and equipment	$3,177	$2,856

Leaseholds and improvements	23	23

	3,200	2,879

Less accumulated depreciation	1,422	1,164

Net property, plant and equipment	$1,778	$1,715

Equipment having a net book value of $1.7 million at December 31, 2023 and 2022 are pledged as collateral under various financing agreements.

During 2023 and 2022, $6,000 and $70,000, respectively, of fully depreciated property, plant and equipment was written off.  Depreciation expense for property, plant and equipment for the years ended December 31, 2023 and 2022 was $264,000 and $253,000, respectively.

8.  Other Assets

Other assets consist of the following:

In thousands	2023	2022

Prepaids	$34	$34

Total other assets	$34	$34

9.  Taxes on Income

The components of income tax expense are as follows:

In thousands	2023	2022

Current:

Federal	$-	$-

State and local	25	25

Foreign	6	10

	$31	$35

Deferred:

Federal	$-	$-

State and local	-	-

	-	-

Income tax expense	$31	$35

(Loss) income before income taxes from the United States activities was a loss of ($3.9 million) and income of $185,000 for the years ended December 31, 2023 and 2022, respectively.  (Loss) income before income taxes from Canadian operations was a loss of ($116,000) and income of $173,000 for the years ended December 31, 2023 and 2022, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2023	2022

Statutory federal income tax expense rate	21.0%	21.0%

State income taxes, net of federal benefit	2.8	(0.3)

PPP debt forgiven	-	(47.6)

Foreign income taxed at different rates	(0.8)	(7.3)

Deferred tax asset valuation allowance	(17.5)	31.6

Section 382 adjustment to deferred net operating loss	(0.8)	8.7

Other	(4.5)	3.7

Effective income tax expense rate	0.2%	9.8%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2023	2022

Deferred income tax asset:

Tax credit carryforwards	$-	$-

Operating loss carryforwards	5,252	4,348

Net pension costs	2,127	2,049

Allowance for credit losses	26	65

Other	1	7

Valuation allowance	(6,801)	(6 102)

	605	367

Deferred income tax liability:

Depreciation	326	120

Other	279	247

	605	367

Net deferred income taxes	$-	$-

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $18.8 million, which, for years beginning before 2018, began to expire in 2019.  Additionally, net operating losses created after 2020 do not expire.  The operating loss carryforwards have been limited by changes in ownership, as defined under Section 382 of the Internal Revenue Code.  The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $2.9 million.  Losses subsequent to April 10, 2019, have increased the operating loss carryforwards.  Carryforward losses of $591,000 and contribution carryforward expense of $22,000 have expired as of December 31, 2023.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.  The Company does not have any material uncertain tax positions in 2023 and 2022.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax.  Currently, no federal, state or provincial income tax returns are under examination.

10.  Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2023	2022

Interest payable	$1,966	$1,513

Taxes payable	1,259	1,179

Current portion of pension liability (see Note 15 – Pension Plan)	840	-

Compensation and employee benefits	355	311

Warranty reserve	287	562

Deferred revenues	94	140

Audit fees	74	134

Other	477	440

	$5,352	$4,279

A summary of the warranty reserve for the years ended December 31, 2023 and 2022 is as follows:

In thousands	2023	2022

Balance at beginning of year	$554	$380

Provisions	8	232

Deductions	(275)	(58)

Balance at end of year	$287	$554

11.  Warrant and Stock Option Issuances

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”), which commenced June 15, 2020 and terminated as of October 15, 2021.  The CMA provided that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and had been guaranteed by Unilumin USA LLC (“Unilumin USA”) through December 31, 2020.  Unilumin USA is wholly owned by Unilumin North America, who owns 52.0% of the Company’s outstanding Common Stock and beneficially owns 53.7% of the Company’s outstanding Common Stock.  In connection with the Unilumin guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share.  The Warrants are exercisable until June 4, 2024.  The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%.  The Company recorded the entire expense of $94,000 in general and administrative expenses at the date of issuance, so there were no related expenses recorded in the years ended December 31, 2023 or 2022.

12.  Long-Term Debt

Long-term debt consists of the following:

In thousands	2023	2022

8¼% Limited convertible senior subordinated notes due 2012	$302	$302

9½% Subordinated debentures due 2012	220	220

Revolving credit line – related party	2,247	2,246

Term loans – related party	1,000	1,000

Term loans	542	500

Total debt	4,311	4,268

Less portion due within one year	3,776	3,768

Net long-term debt	$535	$500

Payments of long-term debt due for the next five years are:

In thousands	2024	2025	2026	2027	2028	Thereafter

	$3,776	$8	$9	$10	$19	$489

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement.  On July 30, 2021, MidCap assigned the loan to Unilumin.  On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022.  The Loan Agreement matured on December 31, 2023 so the Company is currently in default.  The Loan Agreement allowed the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75% (13.25% at December 31, 2023) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of December 31, 2023, the balance outstanding under the Loan Agreement was $2.2 million.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of December 31, 2023 and 2022, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of December 31, 2023 and 2022, the Company had accrued $38,000 and $20,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time.  Interest is payable monthly.  As of December 31, 2023 and 2022, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of December 31, 2023 and 2022, the Company had accrued $360,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  As of December 31, 2023 and 2022, the entire amount was outstanding and was included in current portion of long-term debt Consolidated Balance Sheets.  As of December 31, 2023 and 2022, the Company had accrued $360,000 and $300,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2023 and 2022, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of December 31, 2023 and 2022, the Company had accrued $357,000 and $332,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2023 and 2022, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of December 31, 2023 and 2022, the Company had accrued $294,000 and $273,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

The Company entered into a vehicle retail installment contract with Ford Credit dated as of August 24, 2023 for $43,000.  Principal and interest are payable monthly.  As of December 31, 2023, $42,000 was outstanding.  The loan matures on September 9, 2028 and carries an interest rate of 10.84%.

On April 23, 2020, the Company entered into a loan note (the “CARES Loan Note”) with Enterprise Bank and Trust (“CARES Lender”) as lender under the CARES Act of the SBA, dated as of April 20, 2020.  Under the CARES Loan Note, the Company borrowed $811,000 from CARES Lender under the Paycheck Protection Program (“PPP”) included in the SBA’s CARES Act.  The CARES Loan Note proceeds were forgivable as long as the Company uses the loan proceeds for eligible purposes including payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leave; rent; utilities; and maintains its payroll levels.  In January 2022, the loan was forgiven in full and the payments that had previously been paid were refunded.  Refund proceeds in the amount of $453,000 are included in proceeds from long-term debt in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2022.

13.  Leases

Certain premises are occupied under operating leases that expire at varying dates through 2028.  Certain of these leases provide for the payment of real estate taxes and other occupancy costs.  On December 1, 2021, the Company entered into a lease for an office and manufacturing facility in Des Moines, Iowa.  The lease was for a five-year lease period at an initial annual rental of approximately $140,000.  On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of approximately $317,000.  In April 2023, the Company exercised its 5-year renewal option at its Hazelwood, MO facility.  In connection with the renewal, the Company remeasured its lease liability, which increased the ROU asset and lease liability by $1.6 million on the remeasurement date.  Operating lease expense aggregated $483,000 and $477,000 for the years ended December 31, 2023 and 2022, respectively.

The Company has no finance leases as of December 31, 2023.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

Operating leases result in the recognition of ROU assets and lease liabilities on the Consolidated Balance Sheets.  ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments.  Most real estate leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more.  Operating lease expense is recognized on a straight-line basis over the lease term.  Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.  The primary leases we enter into with initial terms of 12 months or less are for equipment.

Supplemental information regarding leases:

In thousands, unless otherwise noted	2023

Balance Sheet:

ROU assets	$1,971

Current lease liabilities	352

Non-current lease liabilities	1,644

Total lease liabilities	1,996

Weighted average remaining lease term (years)	4.4

Weighted average discount rate	10.4%

Future minimum lease payments:

2024	545

2025	560

2026	577

2027	451

2028	414

Thereafter	-

Total	2,547

Less: Imputed interest	551

Total lease liabilities	1,996

Less: Current lease liabilities	352

Long-term lease liabilities	$1,644

Supplemental cash flow information regarding leases:

In thousands	2023

Operating cash flow information:

Cash paid for amounts included in the measurement of lease liabilities	$471

Non-cash activity:

ROU assets obtained in exchange for lease liabilities	1,601

Total operating lease expense was $483,000 for the year ended December 31, 2023.  There was no short-term lease expense for the year ended December 31, 2023.  Total operating lease expense was $477,000 for the year ended December 31, 2022.  There was no short-term lease expense for the year ended December 31, 2022.

14.  Stockholders’ Deficit

During 2023 and 2022, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2023, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as Series B Convertible Preferred Stock (“SBCPS”), none of which were outstanding, and (iii) 2,032,500 shares were not yet designated.  The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 1.8 million and 1.9 million at December 31, 2023 and 2022, respectively.

Accumulated other comprehensive loss is comprised of approximately $6.1 million and $6.2 million of unrecognized pension costs at December 31, 2023 and 2022, respectively, and $153,000 and $98,000 of unrealized foreign currency translation gains at December 31, 2023 and 2022, respectively.

The components of accumulated other comprehensive loss are as follows:

 In thousands

 Pension  plan  actuarial  (loss) gain

 Foreign  currency  translation  gain (loss)

 Total

 Balances at January 1, 2022

 $

 (6,516)

 $

 263

 $

 (6,253)

 Actuarial gain

 352

                 -

 352

 Translation loss

             -

 (165)

 (165)

 Balances at December 31, 2022

 (6,164)

 98

 (6,066)

 Actuarial gain

 63

                 -

 63

 Translation gain

            -

 54

 54

 Balances at December 31, 2023

 $

 (6,101)

 $

 152

 $

 (5,949)

15.  Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan.  Pension benefits vest after five years of service and are based on years of service and final average salary.  The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount.  The service benefit under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2023 and 2022.  In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan.  For 2023 and 2022, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables.  The Company’s obligations under its pension plan exceeded plan assets by $3.1 million at December 31, 2023.

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

At December 31, 2023 and 2022, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2023	2022

Equity and index funds	69.3%	69.0%

Fixed income funds	30.7	31.0

	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2023 and 2022:

In thousands	2023	2022

Level 1: Equity and index funds	$5,460	$5,299

Fixed income funds	2,419	2,383

Total Level 1	7,879	7,682

Level 2	-	-

Level 3	-	-

Total pension plan assets	$7,879	$7,682

The funded status of the plan as of December 31, 2023 and 2022 is as follows:

In thousands	2023	2022

Change in benefit obligation: Projected benefit obligation at beginning of year	$10,545	$14,055

Interest cost	546	372

Actuarial loss (gain)	541	(3,163)

Benefits paid	(664)	(719)

Projected benefit obligation at end of year	10,968	10,545

Change in plan assets: Fair value of plan assets at beginning of year	7,682	10,561

Actual return on plan assets	861	(2,298)

Company contributions	-	138

Benefits paid	(664)	(719)

Fair value of plan assets at end of year	7,879	7,682

Funded status (underfunded)	$(3,089)	$(2,863)

Amounts recognized in other accumulated comprehensive loss:

Net actuarial loss	$7,585	$7,649

Weighted average assumptions as of December 31:

Discount rate:

Components of cost	5.40%	2.75%

Benefit obligations	5.01%	5.40%

Expected return on plan assets	8.00%	8.00%

Rate of compensation increase	N/A	N/A

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

In 2024, the Company expects to amortize $301,000 of actuarial losses to pension expense.  The accumulated benefit obligation at December 31, 2023 and 2022 was $11.0 million and $10.5 million, respectively.  The minimum required contribution in 2024 is expected to be $840,000 which is included in Accrued liabilities in the Consolidated Balance Sheets.  The long-term pension liability is $2.2 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

There were no minimum required contributions owed to the pension benefit plan in 2023.  The minimum required pension plan contribution for 2024 is $840,000, which the Company expects to fully contribute.  If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2024	2025	2026	2027	2028

	$952	$898	$979	$950	$895

The following table presents the components of the net periodic pension cost for the years ended December 31, 2023 and 2022:

In thousands	2023	2022

Interest cost	$546	$372

Expected return on plan assets	(564)	(804)

Recognized loss due to settlements	-	-

Amortization of net actuarial loss	307	290

Net periodic pension cost (benefit)	$289	$(142)

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2023 and 2022:

In thousands	2023	2022

Balance at beginning of year	$7,649	$8,001

Net actuarial loss (gain)	243	(62)

Recognized loss	(307)	(290)

Balance at end of year	$7,585	$7,649

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

The Company currently has one stock option plan.  As of December 31, 2023, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

	Number of Shares			Weighted Average Exercise

	Authorized	Granted	Available	Price

Balance January 1, 2022	800	-	800	N/A

Authorized	-	-	-

Expired	-	-	-

Granted	-	-	-

Balance December 31, 2022	800	-	800

Authorized	-	-	-

Expired	-	-	-

Granted	-	-	-

Balance December 31, 2023	800	-	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant.  No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee.  Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director.  At December 31, 2023, there were no outstanding options to purchase shares.

As of December 31, 2023, there was no unrecognized compensation cost related to non-options granted under the Plans.

The Company issued 280,000 stock options to certain employees on March 28, 2022.  The options vested on March 28, 2023 and are exercisable until March 28, 2026 at a price of $0.40 per share.

17.  (Loss) Earnings Per Share

The following table presents the calculation of (loss) earnings per share for the years ended December 31, 2023 and 2022:

In thousands, except per share data	2023	2022

Numerator:

Net (loss) income, as reported	$(4,067)	$323

Denominator:

Weighted average shares outstanding - basic	13,483	13,446

Weighted average shares outstanding - diluted	13,483	13,675

Basic and diluted (loss) earnings per share	$(0.30)	$0.02

At December 31, 2023 and 2022, there were no dividends accumulated on the Company’s SBCPS.

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

At December 31, 2023 and 2022, outstanding warrants exercisable into 1.8 million and 1.9 million shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18.  Commitments and Contingencies

Commitments:  At December 31, 2023 and 2022, the Company had no employment agreements with its executive officers.

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

19.  Related Party Transactions

As of December 31, 2023, Unilumin owns 51.8% of the Company’s Common Stock and beneficially owns 53.5% of the Company’s Common Stock.  Nicholas J. Fazio, Jie Feng and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin.  Mr. Fazio and Mr. Yu are both executive officers of the Company and received compensation of $125,000 and $26,000, respectively.  The Company purchased $3.8 million and $6.0 million of product from Unilumin in the years ended December 31, 2023 and 2022, respectively.  Beginning January 1, 2023, the Company has accrued interest payable to Unilumin based on the Company’s accounts payable to Unilumin.  The amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $10.0 million and $7.3 million as of December 31, 2023 and 2022, respectively.  In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11).  The Company occupies space in a New York office that is leased by Unilumin at no cost.

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

Foreign revenues represent less than 10% of the Company’s revenues for 2023 and 2022.  The foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the years ended December 31, 2023 and 2022 and as of December 31, 2023 and 2022 were as follows:

 In thousands

 2023

 2022

 Revenues:

 Digital product sales

 $

 14,683

 $

 20,386

 Digital product lease & maintenance

 869

 1,275

 Total revenues

 $

 15,552

 $

 21,661

 Operating (loss) income:

 Digital product sales

 $

 (1,528)

 $

 394

 Digital product lease & maintenance

 441

 799

 Corporate general and    administrative expenses

 (1,898)

 (1,582)

 Total operating loss

 (2,985)

 (389)

 Interest expense, net

 (702)

 (410)

 (Loss) gain on foreign currency      remeasurement

 (60)

 191

 Gain on forgiveness of PPP loan

 -

 824

 Pension (expense) benefit

 (289)

 142

 (Loss) income before income taxes

 (4,036)

 358

 Income tax expense

 (31)

 (35)

 Net (loss) income

 $

 (4,067)

 $

 323

 Assets:

 Digital product sales

 $

 7,502

 $

 8,221

 Digital product lease &    maintenance

 643

 1,143

 Total identifiable assets

 8,145

 9,364

 General corporate

 185

 48

 Total assets

 $

 8,330

 $

 9,412

 Depreciation and amortization:

 Digital product sales

 $

 259

 $

 252

 Digital product lease &    maintenance

 144

 186

 General corporate

 5

 1

 Total depreciation and amortization

 $

 378

 $

 439

 Capital expenditures:

 Digital product sales

 $

 284

 $

 18

 Digital product lease &    maintenance

 -

 -

 General corporate

 43

 -

 Total capital expenditures

 $

 327

 $

 18

21.  Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2023 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  As a result of this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2023.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Management, including the Company’s Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors.  The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term

Marco Elser	65	2024

Nicholas J. Fazio	44	2025

Jie Feng	34	2026

Yantao Yu	48	2025

Salvatore J. Zizza	78	2024

Directors:

Marco Elser was appointed as a director of the Company on April 21, 2023.  Mr. Elser previously served on the Company’s Board of Directors from 2012 until 2019.  Since 2015, Mr. Elser has served as a partner with Lonsin Capital, a London-based investment banking firm.  Mr. Elser previously served on the Board of Directors of Protalex, a Florham Park, NY-based biotechnology company; had been one of the independent directors of North Hills Signal Processing Corporation, a Long Island, NY based technology company, until May 2017; a partner with AdviCorp Plc, a London-based investment banking firm; served as International Vice President of Northeast Securities, managing distressed funds for family offices and small institutions, from 1994 to 2001; served as a first Vice President of Merrill Lynch Capital Markets in Rome and London until 1994; was formerly Chairman of the Board of Pine Brook Capital, a Shelton, CT based engineering company; and was the President of the Harvard Club of Italy until 2014, an association he founded in 2002 with other Alumni in Italy where he has been living since 1984.  He received his BA in Economics from Harvard College in 1981.  Mr. Elser’s extensive knowledge of international finance and commerce allows him to make valuable contributions to the Board.

Nicholas J. Fazio was appointed as a director of the Company on November 19, 2018.  Mr. Fazio was appointed Chief Executive Officer of the Corporation on September 17, 2020, and previously was appointed Interim Chief Executive Officer on April 14, 2020.  Mr. Fazio has been Director and Chief Executive Officer of Unilumin USA since 2017.  Previously, he was Senior Product Manager for Christie Digital Systems USA from 2014 to 2017 and Vice President of Engineering of McCann Systems from 1997 to 2014.  Mr. Fazio’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Jie Feng was appointed as a director of the Company on April 21, 2023.  Mr. Feng is currently the Sales General Manager of Culture and Sports for Unilumin, which position he has held since 2022.  Previously, he held positions at Unilumin of Regional Sales Manager from 2016 to 2021 and Sales Engineer from 2014 to 2016.  From 2011 to 2014, Mr. Feng was the Overseas Manager in charge of sales in the Brazil market for HuiZhou NVC Lighting Ltd.  Mr. Feng’s strong international sales knowledge and extensive history in the global LED display market will allow him to provide valuable contributions to the Board.

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

Meetings of the Board of Directors and Certain Committees:

The Board of Directors did not hold any meetings during 2023.  All directors attended 75% or more of such meetings and of the committee meetings for which they were members.  From time to time, the Board acts by Unanimous Written Consent.  All directors attended the last Annual Meeting of Stockholders in 2023.  The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate.  The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

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

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Zizza serving as Chairman.  The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors.  The Compensation Committee reviews compensation and other benefits.  The Compensation Committee did not hold any meetings in 2023.  Mr. Zizza is not and has not been an officer or employee of the Corporation.  There are no Compensation Committee interlock relationships with respect to the Corporation.  Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules.  The Audit Committee held four meetings in 2023.  Members of the Audit Committee do not receive any fees for their participation.  Our Audit Committee’s responsibilities include:

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

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza.  The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  Mr. Zizza is independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Mr. Zizza qualifies as a "non-employee director" for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and qualifies as an "outside director" for the purposes of Section 162(m) of the Internal Revenue Code, as amended.  The primary purpose of the Executive Committee is to provide the Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day-to-day policy and actions.  Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board.  It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board.  The Executive Committee did not hold any meetings in 2023.  Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Fazio, Yu and Zizza, with Mr. Fazio serving as Chairman.   The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors.  The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities.  The Nominating Committee did not hold any meetings in 2023.  Members of the Nominating Committee do not receive any fees for their participation.  The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee.  The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors.  A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation.  Messrs. Elser, Feng and Zizza are non-employee directors of the Corporation.  The Board of Directors has determined that Mr. Zizza is an “independent director” since he had no relationship with the Corporation other than his status as a non-employee director and as a stockholder.  The Board of Directors has determined that the chairman of the Audit Committee, Mr. Zizza, is an “independent director”.

Stockholder Communication with the Board

The Board maintains a process for stockholders to communicate with the Board or with individual directors.  Stockholders who wish to communicate with the Board or with individual directors should direct written correspondence to our Corporate Secretary at our Company’s headquarters located at 254 West 31st Street, 13th Floor, New York, New York  10001.  Any such communication must contain:

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

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC.  Copies of those reports must also be furnished to the Corporation.  Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2023, John Hammock and Jie Feng still needed to make their Form 3 filings, Salvatore Zizza still needed to make his Form 4 filing related to the warrants he received and Unilumin still needed to make their Form 4 filing related to the warrants they received.  All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age

Nicholas J. Fazio	Chief Executive Officer	44

Yantao Yu	Chief Operating Officer	48

John Hammock	Senior Vice President and Chief Sales & Marketing Officer	61

Todd Dupee	Senior Vice President and Chief Accounting Officer	51

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

ITEM 11.             EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information for the last two fiscal years of the Corporation concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation’s Chief Executive Officer and the Company’s two most highly compensated executive officers other than the Chief Executive Officer:

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)

Nicholas J. Fazio(2)	2023	120,192	-	26,000	-	-	-	-	146,192

Chief Executive Officer	2022	-	-	-	27,175	-	-	-	27,175

John Hammock	2023	245,562	-	-	-	-	-	-	245,562

Senior Vice President and Chief Sales and Marketing Officer	2022	208,394	-	-	13,588	-	-	-	221,982

Todd Dupee	2023	157,591	-	-	-	-	-	6,000	163,561

Senior Vice President and Chief Accounting Officer	2022	151,591	-	-	10,870	-	-	6,000	168,461

(1)         See “All Other Compensation” for further details.

(2)         Mr. Fazio has been compensated directly by Unilumin.

All Other Compensation

During 2023 and 2022, “All Other Compensation” consisted of director fees and other items.  The following is a table of amounts per named individual:

Name	Year	Director and/or Trustee Fees ($)	Other (1) ($)	Total All Other Compensation ($)

Nicholas J. Fazio	2023	-	-	-

	2022	-	-	-

John Hammock	2023	-	-	-

	2022	-	-	-

Todd Dupee	2023	-	6,000	6,000

	2022	-	6,000	6,000

(1)            Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2023, there were no minimum required contributions to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party.  Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement.  For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000.  Currently, $330,000 is the legislated annual cap on determining the final average annual salary and $275,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Outstanding Equity Awards at Fiscal Year-End 2023

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2023.

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

Compensation of Directors

The following table represents director compensation for 2023:

Name	Year	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marco Elser	2023	-	-	-	-	-	-

Nicholas J. Fazio	2023	-	-	-	-	-	-	-

Jie Feng	2023	-	-	-	-	-	-	-

Yantao Yu	2023	-	-	-	-	-	-	-

Salvatore J. Zizza	2023	-	-	-	-	-	-	-

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 28, 2024 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

Name, Status and Mailing Address	Number of Shares Beneficially Owned		Percent Of Class (%)

5% Stockholders:

Unilumin North America Inc. 254 West 31st Street New York, NY 10001	7,485,892	(1)	53.5

Gabelli Funds, LLC GAMCO Asset Management Inc. Teton Advisors, Inc One Corporate Center Rye, NY 10580-1434	4,172,500	(2)	30.9

Non-Employee Directors:

Marco Elser	241,189		1.8

Jie Feng	-	(3)	*

Salvatore J. Zizza	624,970	(4)	4.5

Named Executive Officers:

Nicholas J. Fazio	7,585,892	(3) (5)	54.0

Yantao Yu	50,000	(3) (5)	*

John Hammock	35,000	(5)	*

Todd Dupee	60,000	(5)	*

All directors and executive officers as a group	8,597,051	(6)	58.7

*Represents less than 1% of total number of outstanding shares.

(1)            Unilumin owns 6,985,892 shares, which is 52.0% of our outstanding shares.  The stock ownership and percentage reflected in the above table also includes warrants to purchase 500,000 shares.

(2)            Based on Schedule 13D, as amended, dated November 25, 2020 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers.  All securities are held as agent for the account of various investment company fund accounts managed by such reporting person.  Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares.  Based on such Schedule 13D amendment and Schedule 13G dated January 16, 2024, Gabelli Funds, LLC beneficially owns 1,600,000 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 102,500 shares of Common Stock and Teton Advisors, Inc. beneficially owns 2,365,000 shares of Common Stock.

(3)            Mr. Fazio is Director and Chief Executive Officer of Unilumin North America Inc., which owns 6,985,892 shares and has warrants to purchase 500,000 shares, so he may be deemed a beneficial owner of the shares owned by Unilumin North America Inc.  Mr. Fazio has no pecuniary interest in these shares and disclaims any beneficial interest.  The share ownership with respect to Messrs. Feng and Yu does not include the shares held by Unilumin North America Inc.

(4)            Mr. Zizza disclaims any interest in the shares set forth in footnote 2 above.  This includes warrants to purchase 499,970 shares.

(5)            The share ownerships with respect to Messrs. Fazio, Yu, Hammock and Dupee include stock options to purchase 50,000, 50,000, 25,000 and 20,000 shares, respectively.

(6)            See footnotes 3, 4 and 5 above.

Equity Compensation Plan Information

December 31, 2023	Securities to be issued upon exercise	Weighted average exercise price	Securities available for future issuance

Equity compensation plans approved by stockholders	-	-	800

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval of Independent Auditor Services:  All audit services provided by Marcum LLP (“Marcum”) for 2023 and 2022 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $200,000 in 2023 and $180,000 in 2022.  Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees:  Marcum did not provide any audit-related serviced services in 2023 or 2022.

Tax Fees:  Marcum did not provide any tax services in 2023 or 2022.

All Other Fees:  Marcum did not provide any non-audit services in 2023 or 2022.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this report:

1             Consolidated Financial Statements of Trans-Lux Corporation:

Report of Independent Registered Public Accounting Firm as of December 31, 2023

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

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

 101

The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2023 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements. *

 104

 Cover page interactive data file (formatted as online XBRL with applicable taxonomy extension information contained in Exhibit 191.

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

Dated: April 1, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	April 1, 2024

Salvatore J. Zizza, Chairman of the Board

/s/ Marco M. Elser	April 1, 2024

Marco M. Elser, Director

/s/ Nicholas J. Fazio	April 1, 2024

Nicholas J. Fazio, Director and Chief Executive Officer

(Principal Executive Officer)

/s/ Jie Feng	April 1, 2024

Jie Feng, Director

/s/ Yantao Yu	April 1, 2024

Yantao Yu, Director and Chief Operating Officer

/s/ Todd Dupee	April 1, 2024

Todd Dupee, Senior Vice President and Chief Accounting Officer

(Principal Financial Officer and Principal Accounting Officer)

45