Form 10-Q
period 2024-03-31
TRANS LUX Corp
filed 2024-05-15
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Date	Class	Shares Outstanding
5/14/24	Common Stock - $0.001 Par Value	13,496,276

TRANS-LUX CORPORATIONAND SUBSIDIARIES

Part I - Financial Information (unaudited)
Item 1.
TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
In thousands, except share data	March 31	December 31
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$96	$185
Receivables, net	1,377	1,531
Inventories	2,091	2,372
Prepaids and other assets	368	148
Total current assets	3,932	4,236
Long-term assets:
Rental equipment, net	97	111
Property, plant and equipment, net	1,715	1,778
Right of use assets	1,880	1,971
Restricted cash	200	200
Other assets	34	34
Total long-term assets	3,926	4,094
TOTAL ASSETS	$7,858	$8,330
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,895	$8,420
Accrued liabilities	5,636	5,352
Current portion of long-term debt	3,776	3,776
Current lease liabilities	365	352
Customer deposits	450	213
Total current liabilities	19,122	18,113
Long-term liabilities:
Long-term debt, less current portion	533	535
Long-term lease liabilities	1,546	1,644
Deferred pension liability and other	2,185	2,248
Total long-term liabilities	4,264	4,427
Total liabilities	23,386	22,540
Stockholders' deficit:

Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2024 and 2023	-	-
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2024 and 2023	-	-
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,524,116 in 2024 and 2023 shares outstanding: 13,496,276 in 2024 and 2023	13	13
Additional paid-in-capital	41,508	41,508
Accumulated deficit	(47,988)	(46,719)
Accumulated other comprehensive loss	(5,998)	(5,949)
Treasury stock - at cost - 27,840 common shares in 2024 and 2023	(3,063)	(3,063)
Total stockholders' deficit	(15,528)	(14,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,858	$8,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	3 Months Ended March 31

In thousands, except per share data	2024	2023
Revenues:
Digital product sales	$2,429	$4,121
Digital product lease and maintenance	195	228
Total revenues	2,624	4,349

Cost of revenues:
Cost of digital product sales	2,535	3,803
Cost of digital product lease and maintenance	85	105
Total cost of revenues	2,620	3,908

Gross income	4	441
General and administrative expenses	(1,126)	(1,078)
Operating loss	(1,122)	(637)
Interest expense, net	(142)	(144)
Gain (loss) on foreign currency remeasurement	52	(8)
Pension expense	(50)	(63)
Loss before income taxes	(1,262)	(852)
Income tax expense	(7)	(6)
Net loss	$(1,269)	$(858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
	3 Months Ended March 31

In thousands	2024	2023
Net loss	$(1,269)	$(858)
Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain	(49)	7
Total other comprehensive (loss) income, net of tax	(49)	7
Comprehensive loss	$(1,318)	$(851)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
									Accumulated		Total
	Preferred Stock						Add'l		Other		Stock-
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	holders'
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Deficit	(Loss) Gain	Stock	Deficit
For the 3 months ended March 31, 2024
Balance January 1, 2024	-	$-	-	$-	13,524,116	$13	$41,508	$(46,719)	$(5,949)	$(3,063)	$(14,210)
Net loss	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	-	-	-	-	-	-	-	-	(49)	-	(49)
Balance March 31, 2024	-	$-	-	$-	13,524,116	$13	$41,508	$(47,988)	$(5,998)	$(3,063)	$(15,528)

For the 3 months ended March 31, 2023
Balance January 1, 2023	-	$-	-	$-	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)
Net income	-	-	-	-	-	-	-	(858)	-	-	(858)
Issuance of options	-	-	-	-	-	-	38	-	-	-	38
Other comprehensive (loss) income, net of tax:
Unrealized foreign currency translation loss	-	-	-	-	-	-	-	-	7	-	7
Balance March 31, 2023	-	$-	-	$-	13,474,116	$13	$41,482	$(43,510)	$(6,059)	$(3,063)	$(11,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	3 Months Ended March 31
In thousands	2024	2023
Cash flows from operating activities
Net loss	$(1,269)	$(858)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79	92
Amortization of right of use assets	91	105
(Gain) loss on foreign currency remeasurement	(52)	8
Amortization of stock options	-	38
Allowance for credit losses	12	112
Changes in operating assets and liabilities:
Accounts receivable	142	(263)
Inventories	281	508
Prepaids and other assets	(220)	21
Accounts payable	475	423
Accrued liabilities	175	57
Operating lease liabilities	(85)	(109)
Customer deposits	237	(194)
Deferred pension liability and other	51	61
Net cash (used in) provided by operating activities	(83)	1
Cash flows from investing activities
Purchases of property, plant and equipment	(2)	-
Net cash used in investing activities	(2)	-
Cash flows from financing activities
Payments of long-term debt	(2)	-
Net cash used in financing activities	(2)	-
Effect of exchange rate changes	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(89)	2
Cash, cash equivalents and restricted cash at beginning of year	385	48
Cash, cash equivalents and restricted cash at end of period	$296	$50
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	6	10
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:
Current assets
Cash and cash equivalents	$96	$50
Long-term assets
Restricted cash	200	-
Cash, cash equivalents and restricted cash at end of period	$296	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited)

Note 1 – Basis of Presentation

As used in this report, “Trans-Lux,” the “Company,” “we,” “us,” and “our” refer to Trans-Lux Corporation and its subsidiaries.

Financial information included herein is unaudited, however, such information reflects all adjustments (of a normal and recurring nature), which are, in the opinion of management, necessary for the fair presentation of the Condensed Consolidated Financial Statements for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnote disclosures required under accounting principles generally accepted in the United States of America (“GAAP”).  The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Condensed Consolidated Balance Sheet at December 31, 2023 is derived from the December 31, 2023 audited financial statements.

Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 1, Summary of significant accounting policies, within Part II, Item 8 “Financial Statements and Supplementary Data” in our 2023 Form 10-K. There have been no changes to our significant accounting policies since the 2023 Form 10-K.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280.  The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses, by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.  Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the potential impact of ASU 2023-07 on its condensed consolidated financial statements and disclosures.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency including being in default on several debt obligations.  The Company recorded a loss of $1.3 million in the three months ended March 31, 2024, and had a working capital deficiency of $15.2 million as of March 31, 2024.  As of December 31, 2023, the Company had a working capital deficiency of $13.9 million.

The Company is dependent on future operating performance to be able to generate sufficient cash flows in order to continue to run its businesses.  Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics (including coronavirus), increases in interest rates and other related uncertainties such as government-imposed travel restrictions, interruptions to supply chains, extended shut down of businesses and the impact of inflation.  In order to more effectively manage its cash resources, the Company had, from time to time, increased the timetable of its payment of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

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

Note 3 – Revenue Recognition

We recognize revenue in accordance with two different accounting standards: 1) Accounting Standards Codification (“ASC”) Topic 606 and 2) ASC Topic 842.  Under Topic 606, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer, and excludes any sales incentives and amounts collected on behalf of third parties.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under Topic 606.  Our contracts with customers generally do not include multiple performance obligations.  We recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.  The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for such products or services.  None of the Company’s contracts contained a significant financing component as of March 31, 2024.  Revenue from the Company’s digital product and maintenance service is recognized ratably over the lease term in accordance with ASC Topic 842.

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2024 and 2023, along with the reportable segment for each category:

	For the Three Months Ended
In thousands	March 31, 2024	March 31, 2023
Digital product sales:
Catalog and small customized products	$2,429	$4,121
Large customized products	-	-
Subtotal	2,429	4,121
Digital product lease and maintenance:
Operating leases	99	131
Maintenance agreements	96	97
Subtotal	195	228
Total	$2,624	$4,349

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements.  At March 31, 2024, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,210,000 are as follows:  $294,000 – remainder of 2024, $359,000 – 2025, $271,000 – 2026, $202,000 – 2027, $62,000 – 2028 and $22,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time.  The contract assets are transferred to the receivables when the rights become unconditional.  As of March 31, 2024 and December 31, 2023, the Company had no contract assets.  The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery.  Contract liabilities are classified as deferred revenue by the Company and are included in customer deposits and accrued liabilities in the Condensed Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers:

In thousands	March 31, 2024	December 31, 2023
Gross receivables	$1,459	$1,685
Allowance for credit losses	82	154
Net receivables	1,377	1,531
Contract liabilities	601	225

During the three months ended March 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods:

	For the Three Months Ended
In thousands	March 31, 2024	March 31, 2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$134	$367
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	$-	$-

Transaction Price Allocated to Future Performance Obligations

As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $2.2 million and digital product lease and maintenance was $1.2 million.

The Company expects to recognize revenue on approximately 79%, 15% and 6% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

Note 4 – Inventories

Inventories consist of the following:

	March 31 2024	December 31 2023
In thousands
Raw materials	$1,979	$2,102
Work-in-progress	-	18
Finished goods	112	252
	$2,091	$2,372

Note 5 – Rental Equipment, net

Rental equipment consists of the following:

	March 31 2024	December 31 2023
In thousands
Rental equipment	$1,049	$1,049
Less accumulated depreciation	952	938
Net rental equipment	$97	$111

Depreciation expense for rental equipment for the three months ended March 31, 2024 and 2023 was $14,000 and $29,000, respectively.

Note 6 – Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	March 31 2024	December 31 2023

Machinery, fixtures and equipment	$3,179	$3,177
Leaseholds and improvements	23	23
	3,202	3,200
Less accumulated depreciation	1,487	1,422
Net property, plant and equipment	$1,715	$1,778

The Company’s net property, plant and equipment was pledged as collateral under various financing agreements.

Depreciation expense for property, plant and equipment for the three months ended March 31, 2024 and 2023 was $65,000 and $63,000, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

In thousands	March 31 2024	December 31 2023

8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	2,247	2,247
Term loans – related party	1,000	1,000
Term loans	540	542
Total debt	4,309	4,311
Less portion due within one year	3,776	3,776
Net long-term debt	$533	$535

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap.  On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement.  On July 30, 2021, MidCap assigned the loan to Unilumin.  On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022.  The Loan Agreement matured on December 31, 2023, as such the Company is currently in default.  The Loan Agreement allowed the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75% (13.25% at March 31, 2024) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes.  As of March 31, 2024, the balance outstanding under the Loan Agreement was $2.2 million.  As of March 31, 2024 and December 31, 2023, the Company had accrued $631,000 and $557,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021.  Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program.  As of March 31, 2023, $500,000 was outstanding.  The loan matures on December 10, 2051 and carries an interest rate of 3.75%.  As of March 31, 2024 and December 31, 2023, the Company had accrued $43,000 and $38,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time (the “Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of March 31, 2024, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets.  As of March 31, 2024 and December 31, 2023, the Company had accrued $375,000 and $360,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”).  Interest is payable monthly.  Carlisle had agreed to not demand payment on the loan through at least December 31, 2020, and has not made any such demands as of the date of this filing.  As of March 31, 2024, the entire amount was outstanding and is included in current portion of long-term debt Consolidated Balance Sheets.  As of March 31, 2024 and December 31, 2023, the Company had accrued $375,000 and $360,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of March 31, 2024 and December 31, 2023, the Company had outstanding $302,000 of Notes.  The Notes matured as of March 1, 2012 and are currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $363,000 and $357,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of March 31, 2024 and December 31, 2023, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012 and are currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $300,000 and $294,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

Note 8 – Pension Plan

As of December 31, 2003, the benefit service under the pension plan had been frozen and, accordingly, there is no service cost.  As of April 30, 2009, the compensation increments had been frozen and, accordingly, no additional benefits are being accrued under the pension plan.

The following table presents the components of net periodic pension cost:

	Three months ended March 31
In thousands	2024	2023
Interest cost	$129	$134
Expected return on plan assets	(154)	(145)
Amortization of net actuarial loss	75	74
Net periodic pension expense	$50	$63

As of March 31, 2024 and December 31, 2023, the Company had recorded a current pension liability of $954,000 and $840,000, respectively, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  As of both March 31, 2024 and December 31, 2023, the Company had recorded a long-term pension liability of $2.2 million, which is included in deferred pension liability and other in the Condensed Consolidated Balance Sheets.  The minimum required pension plan contribution for 2024 is $840,000.

Note 9 – Leases

The Company leases administrative and manufacturing facilities through operating lease agreements. The Company has no finance leases as of March 31, 2024.  Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew.  The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our right of use (“ROU”) assets or lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

March 31 2024
In thousands, unless otherwise noted
Balance Sheet:
ROU assets	$1,880
Current lease liabilities – operating	365
Non-current lease liabilities - operating	1,546
Total lease liabilities	1,911
Weighted average remaining lease term (years)	4.1
Weighted average discount rate	10.5%
Future minimum lease payments:
Remainder of 2024	$409
2025	560
2026	577
2027	452
2028	414
Thereafter	-
Total	2,412
Less: Imputed interest	501
Total lease liabilities	1,911
Less: Current lease liabilities	365
Long-term lease liabilities	$1,546

Supplemental cash flow information regarding leases:

For the three months ended
In thousands	March 31, 2024
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$136
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	-

Total operating lease expense was $140,000 and $119,000 for the three months ended March 31, 2024 and 2023, respectively.  There was no short-term lease expense for the three months ended March 31, 2024 and 2023.

Note 10 – Stockholders’ Deficit and Loss Per Share

The following table presents the calculation of loss per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31
In thousands, except per share data	2024	2023
Numerator:
Net loss. as reported	$(1,269)	$(858)
Denominator:
Weighted average shares outstanding – basic and diluted	13,496	13,446
Basic and diluted loss per share – basic and diluted	$(0.09)	$(0.06)

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

As of March 31, 2024, the Company excluded the effects of the outstanding stock options to purchase 280,000 shares in the calculation of diluted loss per share since their inclusion would have been anti-dilutive.  As of March 31, 2024 and 2023, the Company had other warrants to purchase 1.6 million shares of Common Stock outstanding, which were excluded from the calculation of diluted loss per share because their exercise price was greater than the average stock price for the period and their inclusion would have been anti-dilutive.

A summary of the status of the Company’s stock options as of March 31, 2024 and the changes during the three months then ended is presented below:

			Weighted average
	Number of	Weighted Average	remaining contractual
	Options	Exercise Price	life (in years)	Average intrinsic value
Outstanding at December 31, 2023	280,000	$0.40	2.3	$0.19
Granted	-	-
Expired	-	-
Outstanding at March 31, 2024	280,000	$0.40	2.0	$0.19
Exercisable at the end of the period	280,000	$0.40	2.0	$0.19

There was no equity based compensation for the three months ended March 31, 2024.  Equity based compensation was $38,000 for the three months ended March 31, 2023.  There is no more unrecognized equity based compensation cost related to unvested stock options as of March 31, 2024.

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

Note 12 – Related Party Transactions

The Company has the following related party transactions:

As of March 31, 2024, Unilumin owns 51.8% of the Company’s Common Stock and beneficially owns 53.5% of the Company’s Common Stock. Nicholas J. Fazio, Jie Feng and Yantao Yu, each directors of the Company, are each directors and/or officers of Unilumin. Mr. Fazio and Mr. Yu are both executive officers of the Company and are receiving compensation of $125,000 and $26,000, respectively, since January 1, 2023. They also continue to receive some compensation directly from Unilumin. The Company purchased $237,000 and $472,000 of product from Unilumin in the three months ended March 31, 2024 and 2023, respectively. Beginning January 1, 2023, the Company has accrued interest payable to Unilumin based on the Company’s accounts payable to Unilumin. The total amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $10.4 million and $10.0 million as of March 31, 2024 and December 31, 2023, respectively. In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11). The Company occupies space in a New York office that is leased by Unilumin at no cost.

Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.  The total amount payable by the Company to Carlisle, including accrued interest and long-term debt, was $1.8 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

Foreign revenues represent less than 10% of the Company’s revenues in the three months ended March 31, 2024 and 2023.  The Company’s foreign operation does not manufacture its own equipment; the domestic operation provides the equipment that the foreign operation leases or sells.  The foreign operation operates similarly to the domestic operation and has similar profit margins.  Foreign assets are immaterial.

Information about the Company’s operations in its two business segments for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31
In thousands	2024	2023
Revenues:
Digital product sales	$2,429	$4,121
Digital product lease and maintenance	195	228
Total revenues	$2,624	$4,349
Operating (loss) income:
Digital product sales	$(759)	$(301)
Digital product lease and maintenance	110	123
Corporate general and administrative expenses	(473)	(459)
Total operating loss	(1,122)	(637)
Interest expense, net	(142)	(144)
Gain (loss) on foreign currency remeasurement	52	(8)
Pension expense	(50)	(63)
Loss before income taxes	(1,262)	(852)
Income tax expense	(7)	(6)
Net loss	$(1,269)	$(858)

	March 31 2024	December 31 2023

Assets
Digital product sales	$7,164	$7,502
Digital product lease and maintenance	598	643
Total identifiable assets	7,762	8,145
General corporate	96	185
Total assets	$7,858	$8,330

Note 14 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2024 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience along with other assumptions that we believe are reasonable in formulating our bases for making judgements regarding the carrying amounts of assets and liabilities that are not readily apparent elsewhere.  Estimates are adjusted as new information becomes available.  Actual results could differ from those estimates.  Our critical accounting estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the three months ended March 31, 2024 and 2023:

	Three months ended March 31
In thousands, except percentages	2024		2023
Revenues:
Digital product sales	$2,429	92.6%	$4,121	94.8%
Digital product lease and maintenance	195	7.4%	228	5.2%
Total revenues	2,624	100.0%	4,349	100.0%
Cost of revenues:
Cost of digital product sales	2,535	96.6%	3,803	87.5%
Cost of digital product lease and maintenance	85	3.2%	105	2.4%
Total cost of revenues	2,620	99.8%	3,908	89.9%
Gross profit	4	0.2%	441	10.1%
General and administrative and restructuring expenses	(1,126)	(43.0)%	(1,078)	(24.8)%
Operating loss	(1,122)	(42.8)%	(637)	(14.7)%
Interest expense, net	(142)	(5.4)%	(144)	(3.3)%
Gain (loss) on foreign currency remeasurement	52	2.0%	(8)	(0.2)%
Pension expense	(50)	(1.9)%	(63)	(1.4)%
Loss income before income taxes	(1,262)	(48.1)%	(852)	(19.6)%
Income tax expense	(7)	(0.3)%	(6)	(0.1)%
Net loss	$(1,269)	(48.4)%	$(858)	(19.7)%

Total revenues for the three months ended March 31, 2024 decreased $1.7 million or 39.7% to $2.6 million from $4.3 million for the three months ended March 31, 2023, primarily due to decreases in Digital product sales, as well as a decrease in Digital product lease and maintenance revenues.

Digital product sales revenues decreased $1.7 million or 41.1%, primarily due to the non-recurrence of a couple of large sales that were delivered in the first quarter of the 2023.

Digital product lease and maintenance revenues decreased $33,000 or 14.5%, primarily due to the continued revenue decline in the older outdoor display equipment rental bases acquired in the early 1990s.  The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the three months ended March 31, 2024 increased $485,000 to $1.1 million from $637,000 for the three months ended March 31, 2023, principally due to the decrease in revenues.

Digital product sales operating loss increased $458,000 to $759,000 for the three months ended March 31, 2024 compared to $301,000 for the three months ended March 31, 2023, primarily due to the decrease in revenues.  The cost of Digital product sales decreased $1.3 million or 33.3%, primarily due to the decrease in revenues.  The cost of Digital product sales represented 104.4% of related revenues in 2024 compared to 92.3% in 2023, which increase was caused by a greater decrease in revenues than the decrease in expenses.  General and administrative expenses for Digital product sales increased $34,000 or 5.5%, primarily due to increases in employee and consulting expenses, partially offset by a decrease in the accrual for credit losses.

Digital product lease and maintenance operating income decreased $13,000 or 10.6%, primarily due to the decrease in revenues, partially offset by a decrease in depreciation expense.  The cost of Digital product lease and maintenance decreased $20,000 or 19.0%, primarily due to a decrease in depreciation expense.  The cost of Digital product lease and maintenance revenues represented 43.6% of related revenues in 2024 compared to 46.1% in 2023, which decrease was caused by the reduction of depreciation which was greater than the revenue reduction.  The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation.  General and administrative expenses for Digital product lease and maintenance remained level.

Corporate general and administrative expenses increased $14,000 or 3.1%, primarily due to increases in insurance and audit expenses.

Net interest expense decreased $2,000 or 1.4%, primarily due to a decrease in the outstanding principal balance.

The effective tax rate for the three months ended March 31, 2024 and 2023 was 0.6% and 0.7%, respectively.  Both the 2024 and 2023 tax rates are being affected by the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred significant recurring losses and continues to have a significant working capital deficiency including being in default on several debt obligations.  The Company recorded a loss of $1.3 million in the three months ended March 31, 2024.  The Company had working capital deficiencies of $15.2 million and $13.9 million as of March 31, 2024 and December 31, 2023, respectively.  The increase in the working capital deficiency resulted primarily from increases in accounts payable, accrued liabilities and customer deposits, as well as decreases in inventories, receivables and cash.   These changes were partially offset by increases in prepaids and other assets.

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

The Company used cash of $83,000 and generated cash of $1,000 from operating activities for the three months ended March 31, 2024 and 2023, respectively.  The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing head count, reorganizing its sales department and outsourcing certain administrative functions.  The Company continues to explore ways to reduce operational and overhead costs.  The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash and cash equivalents decreased $89,000 in the three months ended March 31, 2024 to $96,000 at March 31, 2024 from $185,000 at December 31, 2023.  The decrease is primarily attributable to cash used in operating activities of $83,000.  The current economic environment has increased the Company’s trade receivables collection cycle, and its allowances for expected credit losses, but collections continue to be favorable.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts.  These include payments under the Company’s current and long-term debt agreements, pension plan minimum required contributions, employment agreement payments and rent payments required under operating lease agreements.  The Company has both variable and fixed interest rate debt.  Interest payments are projected based on actual interest payments incurred in 2024 until the underlying debts mature.  As interest rates have increased in 2023 and may continue to increase, the amounts the Company pays for interest could exceed the projected amounts.

The following table summarizes the Company’s fixed cash obligations as of March 31, 2024 for the remainder of 2024 and over the next four fiscal years:

In thousands	Remainder of 2024	2025	2026	2027	2028
Long-term debt, including interest	$5,545	$42	$42	$42	$39
Pension plan payments	840	417	357	329	301
Estimated warranty liability	68	65	53	30	8
Operating lease payments	409	560	577	452	414
Total	$6,862	$1,084	$1,029	$853	$762

As of March 31, 2024, the Company had outstanding $302,000 of Notes which matured as of March 1, 2012.  The Company also had outstanding $220,000 of Debentures which matured on December 1, 2012.  The Company continues to consider future exchanges of the Notes and Debentures, but has no agreements, commitments or understandings with respect to any further such exchanges.

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

For a further description of the Company’s long-term debt, see Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.

Pension Plan Contributions

The expected minimum required pension plan contribution for 2024 is $840,000, of which no contributions have been made by the Company as of the date of this filing.  See Note 8 to the Condensed Consolidated Financial Statements – Pension Plan for further details.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its long-term debt.  The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt.  The fair value of the Company’s fixed rate long-term debt is disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt.  Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000.  In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of its investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency remeasurement expense fluctuation of approximately $241,000, based on dealer quotes, considering current exchange rates.  The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at March 31, 2024.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Accounting Officer) to allow timely decisions regarding required disclosures.  Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls are effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.          Risk Factors

The Company is subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of the Company.  You should carefully consider the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $2.2 million under the Loan Agreement.  The Loan Agreement matured on December 31, 2023, so the Company is currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $631,000 and $557,000, respectively, of interest related to the Loan Agreement, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The Loan Agreement is secured by substantially all of the Company’s assets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding a $500,000 loan from Carlisle Investments Inc., which matured on April 27, 2019, so the Company is currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $375,000 and $360,000, respectively, of interest related to the Carlisle Loan, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding an additional $500,000 loan from Carlisle, which matured on December 10, 2017, so the Company is currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $375,000 and $360,000, respectively, of interest related to the Second Carlisle Loan, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $302,000 of Notes which are no longer convertible into common shares.  The Notes matured as of March 1, 2012, so the Company is currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $363,000 and $357,000, respectively, of interest related to the Notes, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

As disclosed in Note 7 to the Condensed Consolidated Financial Statements – Long-Term Debt, the Company had outstanding $220,000 of Debentures.  The Debentures matured as of December 1, 2012, so the Company is currently in default.  As of March 31, 2024 and December 31, 2023, the Company had accrued $300,000 and $294,000, respectively, of interest related to the Debentures, which is included in accrued liabilities in the Condensed Consolidated Balance Sheets.  The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

101      The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Deficit, and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 15, 2024