Form 10-K
period 2024-12-31
TRANS LUX Corp
filed 2026-02-13
CIK 99106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 1-2257

TRANS-LUX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1394750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6110 Aviator Drive, Hazelwood, MO 63042

(Address of registrant’s principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (800) 243-5544

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer  ☒  Smaller reporting company  ☒  Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐  No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based upon the last sale price of the registrant’s Common Stock reported on OTC Pink on June 30, 2024, was approximately $1,650,000, which value solely for the purposes of this calculation excludes shares held by the registrant’s officers, directors and 10% stockholders. Such exclusion should not be deemed a determination by the registrant that all such individuals or entities are, in fact, affiliates of the registrant. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of the latest practicable date, on February 12, 2026, was 13,496,276 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TRANS-LUX CORPORATION

2024 Form 10-K Annual Report

PART I

ITEM 1.	BUSINESS

SUMMARY

Trans-Lux Corporation is a Delaware corporation incorporated on February 5, 1920. Our Common Stock is quoted on OTC Pink under the symbol “TNLX.” Our principal executive offices are located at 6110 Aviator Drive, Hazelwood, MO 63042, where our telephone number is (800) 243-5544.

Unless the context otherwise requires, the terms “Trans-Lux,” the “Company,” the “Corporation,” “we,” “us,” and “our” as used herein refer to Trans-Lux Corporation and its subsidiaries.

The Company is a leading designer and manufacturer of digital display solutions and fixed digit scoreboards.

DIGITAL DISPLAY PRODUCTS

The Company’s LED display systems include the latest features and functionality. The Company’s product line of high-performance state-of-the-art digital display products and controllers are used to show full-color video and messages in virtually any configuration and application. The products are used by sports arenas and stadiums; financial institutions, including brokerage firms, banks, energy companies, insurance companies and mutual fund companies; educational institutions; outdoor advertising companies; corporate and government communication centers; retail outlets; casinos, racetracks and other gaming establishments; airports, train stations, bus terminals and other transportation facilities; movie theatres; health maintenance organizations and in various other applications. All sales and service, including fixed digit scoreboards, related to sports are sold through our wholly owned subsidiary, FairPlay Corporation, capitalizing on a well-recognized brand name that has been servicing this segment for over 90 years.

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

Sales Order Backlog (excluding leases): The amount of sales order backlog at December 31, 2024 and 2023 was approximately $5.0 million and $2.5 million, respectively. Of the December 31, 2024 backlog, $4.4 million was recognized as sales in 2025, $592,000 was cancelled and $24,000 is expected to be recognized as sales in 2026. These amounts include only the sale of products; they do not include new lease orders or renewals of existing lease agreements that may be presently in-house.

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

Headquartered in Hazelwood, Missouri, the Company has its primary manufacturing facility and administrative offices there, as well as satellite offices in other parts of the United States.

Internationally, the Company uses a combination of internal salespeople and independent distributors to market its products outside the United States. The Company has existing relationships with independent distributors worldwide covering the rest of North America, Europe, the Middle East, South America, Africa, the Far East and Australia. Foreign revenues represented less than 10% of total revenues for the years ended December 31, 2024 and 2023.

In 2024, one customer accounted for 12.1% of the Company’s total revenues. In 2023, there were no individual customers that accounted for more than 10% of the Company’s total revenues.

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

EMPLOYEES

The Company had approximately 43 employees as of February 1, 2026, all of which are full-time. 33 of these employees are engaged in manufacturing, engineering or service activities, 6 in sales and marketing activities, and 4 in administration, accounting and human resources activities. Our employees are not represented by any collective bargaining agreements, nor has there ever been a labor-related work stoppage. We strive to develop and maintain good relations with our employees and believe our relations with our employees are good.

AVAILABLE INFORMATION

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains a website that contains our periodic reports, proxy and information statements and other information regarding us that we file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

Our website is www.trans-lux.com. We make available, free of charge, on our investor relations website, https://trans-lux.com/about-trans-lux/investor-relations-2/, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may use our website to disclose material information and comply with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

ITEM 1A.	RISK FACTORS

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our Consolidated Financial Statements were prepared assuming we will continue as a going concern. Our continuing operating losses and uncertainty regarding our ability to make the required minimum funding contributions to the defined benefit pension plan and the past due principal and payments on our outstanding 8¼% Limited convertible senior subordinated notes due 2012 (the “Notes”) and 9½% Subordinated debentures due 2012 (the “Debentures”) raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to (i) obtain additional liquidity for working capital, (ii) make the required minimum funding contributions to the defined benefit pension plan, (iii) make the required principal and interest payments on the Notes and the Debentures and/or (iv) repay our obligations under our Credit Agreement (hereinafter defined) with Unilumin USA LLC (“Unilumin USA”), there would be a significant adverse impact on our financial position and operating results.

WE TYPICALLY HAVE EXPERIENCED OPERATING LOSSES FOR THE PAST SEVERAL YEARS, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO INCREASE OUR REVENUE SUFFICIENTLY TO GENERATE THE CASH REQUIRED TO FUND OUR CURRENT OPERATIONS

We have incurred operating losses for the past several years. The Company recorded net operating losses of $2.8 million and $3.0 million in the years ended December 31, 2024 and 2023, respectively. We are dependent upon future operating performance and, to the extent that operating performance falls short of our needs, future financing to generate sufficient cash flows to continue to run our businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. We have experienced a decline in our lease and maintenance bases for the past several years. In addition, our ability to achieve profitability is subject to a number of risks and uncertainties, many of which are beyond our control including the impact of the current economic environment, the spread of major epidemics and other related uncertainties such as government imposed tariffs, travel restrictions, interruptions to supply chains and extended shut down of businesses. These macroeconomic developments could negatively affect our business, operating results, and financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services.

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

WE HAVE SIGNIFICANT DEBT, WHICH COULD IMPAIR OUR FINANCIAL CONDITION

As of December 31, 2024, we had outstanding debt of approximately $5.5 million, of which $5.0 million was reflected under current portion of long-term debt in our consolidated balance sheet. Such amount includes an aggregate of $522,000 of Notes and Debentures for which we are in default. Our ability to satisfy our obligations will be dependent upon our future performance, which is subject to prevailing economic conditions and financial, business and other factors, including factors beyond our control. As of December 31, 2024, we had cash of $371,000 and there can be no assurance that our operating cash flows will be sufficient to meet our long-term debt service requirements or that we will be able to refinance indebtedness at maturity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

NON-PAYMENT OF PRINCIPAL AND INTEREST ON OUTSTANDING LONG-TERM DEBT (INCLUDING NOTES AND DEBENTURES) HAS RESULTED IN EVENTS OF DEFAULT AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BALANCE SHEET

As of December 31, 2024, we had outstanding a $3.4 million revolving credit line with Unilumin, including $1.2 million which was borrowed in 2024. The revolving credit line matured as of December 31, 2023 and is currently in default. The revolving credit line is secured by substantially all of the Company’s assets.

As of December 31, 2024, we had outstanding term loans totaling $1.0 million with Carlisle Investments. The term loans matured as of April 27, 2019 and December 10, 2017 and are currently in default. Carlisle has a security interest in certain accounts receivable, materials and intangibles relating to a certain purchase order for equipment.

As of December 31, 2024, we had outstanding $302,000 of Notes. The Notes matured as of March 1, 2012 and are currently in default. The trustee, by notice to us, or the holders of 25% of the principal amount of the Notes outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

As of December 31, 2024, we had outstanding $220,000 of Debentures. The Debentures matured as of December 1, 2012 and are currently in default. The trustee, by notice to us, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to us and the trustee, may declare the outstanding principal plus interest due and payable immediately.

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

WE ARE DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY PERSONNEL

We believe that our Interim Chief Executive Officer, John Hammock, plays a significant role in our success and the loss of his services could have an adverse effect on us. We have no employment agreement with Mr. Hammock and there can be no assurance that we would be able to find a suitable replacement for Mr. Hammock. We believe that in addition to Mr. Hammock, there is a core group of executives that also plays a significant role in our success.

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

Compliance with U.S. and foreign laws and regulations that apply to our international operations, including import and export requirements, anti-corruption laws, including the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls, anti-money laundering and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and may subject us to additional costs which may arise in the future as a result of changes in these laws and regulations or in their interpretation. We have not implemented formal policies and procedures designed to ensure compliance with all of these laws and regulations. Any such violations could individually or in aggregate materially adversely affect our reputation, financial condition or operating results.

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

INCREASED PRICES AND INFLATION COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS

Though we believe that the rates of inflation in recent years have not had a significant impact on our operations, a continued increase in inflation, including inflationary pressure on labor and the goods and services we rely upon to deliver service to our customers, could result in increases to our operating costs, and we may be unable to pass these costs on to our customers. If inflation in these costs increases beyond our ability to control them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby increasing our costs of doing business and reducing our margins. If such impacts are prolonged and substantial, they could have a material adverse effect on our results of operations.

WE ARE CURRENTLY OPERATING IN A PERIOD OF ECONOMIC UNCERTAINTY AND CAPITAL MARKETS DISRUPTION, WHICH HAS BEEN SIGNIFICANTLY IMPACTED BY GEOPOLITICAL INSTABILITY DUE TO THE ONGOING MILITARY CONFLICTS BETWEEN ISRAEL AND IRAN, BETWEEN ISRAEL AND HAMAS AND BETWEEN RUSSIA AND UKRAINE. OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY ANY NEGATIVE IMPACT ON THE GLOBAL ECONOMY AND CAPITAL MARKETS RESULTING FROM THESE CONFLICTS OR ANY OTHER GEOPOLITICAL TENSIONS

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Israel and Iran, between Israel and Hamas and between Russia and Ukraine. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations and to assess their potential impacts on our business.

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

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY LIMIT OUR OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT COMPANY DECISIONS

As of February 12, 2026, one stockholder, Unilumin, owns approximately 51.8% of our outstanding Common Stock. In addition, three of the Company’s five directors are employed by Unilumin or other entities affiliated with Unilumin. In addition, the amount payable to Unilumin, including accounts payable, accrued interest and long-term debt, was $12.6 million as of December 31, 2024. Accordingly, such stockholder could exert significant control over any potential stockholder actions, including activities related to the treatment of our debt. The interests of this stockholder may not align with our interests or the interests of other stockholders and thereby could control our policies and operations, including the election of directors, the appointment of management, future issuances of our Common Stock or other securities, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and bylaws, and the entering of extraordinary transactions, such as a merger or sale of all or substantially all of our assets. In addition, this majority stockholder will be able to cause or prevent a change of control of the Company and could preclude any unsolicited acquisition of the Company. This concentration of ownership could deprive stockholders of an opportunity to receive a premium for their shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of the Common Stock.

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

We engage consultants, or other third parties, in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

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

Our Interim Chief Executive Officer and Chief Accounting Officer are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from third-party service providers.

Our Interim Chief Executive Officer and Chief Accounting Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Operating Officer and IT consultant provide periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the Board on such reports.

ITEM 2.	PROPERTIES

The Company’s headquarters and principal executive offices are located in a leased facility at 6110 Aviator Drive, Hazelwood, MO, 63042, at an annual rental cost of $399,000, which it uses as its manufacturing facility and primary executive and administrative office.

The aggregate property rent expense was $550,000 and $483,000 for the years ended December 31, 2024 and 2023, respectively.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company has accrued reserves individually and in aggregate for such legal proceedings. Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. There are no open matters that the Company deems material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	The Company’s Common Stock trades on the OTC Pink under the symbol “TNLX.” The Company had approximately 86 holders of record of its Common Stock as of February 12, 2026. The number of record holders does not include DTC participants or beneficial owners holding shares through nominee names. The Board of Directors did not declare any cash dividends on Common Stock during 2024 and the Company does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.
(b)	Not applicable.
(c)	The Company did not purchase any of its equity securities during any month of the fourth fiscal quarter of 2024.

ITEM 6.	REMOVED AND RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pension Plan Obligations: The Company is required to make estimates and assumptions to determine the obligation of our pension benefit plan, which includes investment returns and discount rates. The Company recorded after-tax loss in unrecognized pension liability of $563,000 and $63,000 in 2024 and 2023, respectively, in other comprehensive income. Estimates and assumptions are reviewed annually with the assistance of external actuarial professionals and adjusted as circumstances change. Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of liability and expense we recognize. At December 31, 2024, plan assets were invested 29.6% in fixed income contracts and 70.4% in equity and index funds. The investment return assumption takes the asset mix into consideration. The assumed discount rate reflects the rate at which the pension benefits could be settled. The Company utilizes a yield curve in lieu of a single weighted discount rate in determining liabilities and the interest cost for the following year. At December 31, 2024, the weighted average rates used for the computation of benefit plan liabilities were: investment returns, 8.00%, and discount rate, 5.01%. The net periodic cost for 2025 will be based on the December 31, 2024 valuation. The defined benefit pension plan periodic cost was $246,000 and $289,000 in 2024 and 2023, respectively. At December 31, 2024, assuming no change in the other assumptions, a one-percentage point increase/(decrease) in the discount rate would have increased/(decreased) the net periodic cost by $9,000/($14,000).

As of December 31, 2003, the service benefit under the defined benefit pension plan had been frozen and, accordingly, there is no service cost for the years ended December 31, 2024 and 2023. The minimum required pension plan contribution for 2024 was $840,000, of which the Company did not make any contributions. The minimum required pension plan contribution for 2025 is expected to be $1.4 million, of which the Company has only contributed $260,000. See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

Results of Operations

The following table presents our Statements of Operations data, expressed as a percentage of revenue for the years ended December 31, 2024 and 2023:

In thousands, except percentages	2024		2023
Revenues:
Digital product sales	$12,132	94.3%	$14,683	94.4%
Digital product lease and maintenance	730	5.7%	869	5.6%
Total revenues	12,862	100.0%	15,552	100.0%
Cost of revenues:
Cost of digital product sales	11,131	86.5%	14,118	90.8%
Cost of digital product lease and maintenance	374	2.9%	431	2.8%
Total cost of revenues	11,505	89.4%	14,549	93.6%
Gross profit from operations	1,357	10.6%	1,003	6.4%
General and administrative expenses	(4,121)	(32.1)%	(3,988)	(25.6)%
Operating loss	(2,764)	(21.5)%	(2,985)	(19.2)%
Interest expense, net	(908)	(7.1)%	(702)	(5.4)%
Gain (loss) on foreign currency remeasurement	192	1.5%	(60)	(0.4)%
Other income	272	2.1%	—	—%
Pension expense	(246)	(1.9)%	(289)	(1.9)%
Loss before income taxes	(3,454)	(26.9)%	(4,036)	(26.0)%
Income tax expense	(25)	(0.1)%	(31)	(0.2)%
Net loss	$(3,479)	(27.0)%	$(4,067)	(26.2)%

2024 Compared to 2023

Total revenues for the year ended December 31, 2024 decreased $2.7 million or 17.3% to $12.9 million from $15.6 million for the year ended December 31, 2023, primarily due to a decrease in Digital product sales, as well as a decrease in Digital lease and maintenance revenues.

Digital product sales revenues decreased $2.6 million or 17.4% to $12.1 million for the year ended December 31, 2024 compared to $14.7 million for the year ended December 31, 2023, primarily due to the non-recurrence of a couple of large sales that were delivered in the year ended December 31, 2023.

Digital product lease and maintenance revenues decreased $139,000 or 16.0% to $730,000 for the year ended December 31, 2024 compared to $869,000 for the year ended December 31, 2023, primarily due to the continued expected revenue decline in the older outdoor display equipment rental and maintenance bases acquired in the early 1990s. The financial services market continues to be negatively impacted by the current investment climate resulting in consolidation within that industry and the wider use of flat-panel screens for smaller applications.

Total operating loss for the year ended December 31, 2024 decreased $221,000 to $2.8 million from $3.0 million for the year ended December 31, 2023, principally due to a decrease in cost of revenues, partially offset by the decrease in revenues and an increase in general and administrative expenses.

Digital product sales operating loss decreased $294,000 to $1.2 million for the year ended December 31, 2024 compared to $1.5 million for the year ended December 31, 2023, primarily due to a decrease in the cost of revenues, partially offset by an increase in general and administrative expenses. The cost of Digital product sales decreased $3.0 million or 21.2%, primarily due to the decrease in revenues and a decrease in the cost of revenue as a percentage of revenues due to improved manufacturing efficiencies. The cost of Digital product sales represented 91.7% of related revenues in 2024 compared to 96.2% in 2023. General and administrative expenses for Digital product sales increased $142,000 or 6.8%, primarily due to increases in employees’ expenses, marketing expenses and the accrual for credit losses, partially offset by decreases in consulting expenses and supplies.

Digital product lease and maintenance operating income decreased $61,000 or 13.8% to $380,000 for the year ended December 31, 2024 compared to $441,000 for the year ended December 31, 2023, primarily due to the reduction in revenues. The cost of Digital product lease and maintenance decreased $57,000 or 13.2%, primarily due to a decrease in depreciation expense. The cost of Digital product lease and maintenance revenues represented 51.2% of related revenues in 2024 compared to 49.6% in 2023. The cost of Digital product lease and maintenance includes field service expenses, plant repair costs, maintenance and depreciation. General and administrative expenses for Digital product lease and maintenance decreased $21,000, primarily due to a decrease in the allowance for credit losses.

Corporate general and administrative expenses increased $12,000 or 0.6%, primarily due to increases in audit and employees’ expenses, partially offset by a decrease in insurance expenses.

Net interest expense increased $206,000 or 29.3% to $908,000 for the year ended December 31, 2024 compared to $702,000 for the year ended December 31, 2023, primarily due to an increase in our principal balance.

The effective tax rate for the years ended December 31, 2024 and 2023 was an expense of 0.7% and 0.8%, respectively. The Company recognized income tax expense of $25,000 and $31,000 for the years ended December 31, 2024 and 2023, respectively. The income tax expense in 2024 and 2023 is affected by income tax expense related to the Company’s Canadian subsidiary and the valuation allowance on the Company’s deferred tax assets as a result of reporting pre-tax losses.

Liquidity and Capital Resources

Current Liquidity

The Company has incurred recurring operating losses and continues to have a working capital deficiency. The Company recorded a net loss of $3.5 million in the year ended December 31, 2024, and had a working capital deficiency of $17.4 million as of December 31, 2024. The Company recorded a net loss of $4.1 million in the year ended December 31, 2023, and had a working capital deficiency of $13.9 million as of December 31, 2023. The increase in the working capital deficiency as compared to December 31, 2023 is primarily due to increases in accounts payable, accrued liabilities, current portion of long-term debt and customer deposits, as well as a decrease in inventories, partially offset by increases in cash, receivables and prepaids and other assets, as well as a decrease in current lease liabilities.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control. In order to more effectively manage its cash resources, the Company had, from time to time, delayed the payment timetables of some of our payables, which had, from time to time, delayed certain product deliveries from our vendors, which in turn had, from time to time, delayed certain deliveries to our customers. The recent cash infusions have resolved these previous issues.

Management believes there is substantial doubt as to whether we will have adequate liquidity, including access to the debt and equity capital markets, to operate our business over the next 12 months from the date of issuance of this Form 10-K. The Company continually evaluates the need and availability of long-term capital to meet its cash requirements and fund potential new opportunities.

The Company used cash for operating activities of $1.0 million and generated cash from operating activities of $622,000 in the years ended December 31, 2024 and 2023, respectively. The Company has implemented several initiatives to improve operational results and cash flows over future periods, including reducing headcount, reorganizing its sales department and outsourcing certain administrative functions. The Company continues to explore ways to reduce operational and overhead costs. The Company periodically takes steps to reduce the cost to maintain the digital products on lease and maintenance agreements.

Cash increased $186,000 in 2024. The increase is primarily attributable to borrowing of long-term debt of $1.2 million, partially offset by cash used for operating activities of $1.0 million, payments of long-term debt of $7,000 and purchases of equipment of $4,000. The current economic environment has increased the Company’s trade receivables collection cycle, but collections continue to be favorable.

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

The following table summarizes the Company’s fixed cash obligations as of December 31, 2024 over the next five fiscal years:

In thousands	2025	2026	2027	2028	2029
Long-term debt, including interest	$6,854	$42	$42	$39	$31
Pension plan payments	1,353	236	194	163	130
Estimated warranty liability	73	65	55	31	14
Operating lease payments	411	425	439	414	—
Total	$8,691	$768	$730	$647	$175

As of December 31, 2024, the Company still had outstanding $302,000 of Notes which matured as of March 1, 2012. On December 19, 2025, holders of $22,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $500 in cash, for an aggregate payment by the Company of $11,000. The Company also still had outstanding $220,000 of Debentures which matured on December 1, 2012. On December 19, 2025, holders of $63,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $500 in cash, for an aggregate payment by the Company of $31,500. The Company continues to consider future exchanges of the remaining Notes and Debentures, but has no agreements, commitments or understandings with respect to any further exchanges. See Note 12 to the Consolidated Financial Statements – Long-Term Debt for further details.

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

Pension Plan Contributions

The minimum required pension plan contribution for 2024 was $840,000, of which the Company did not make any contributions. The minimum required pension plan contribution for 2025 is expected to be $1.4 million, of which the Company has only contributed $260,000. See Note 15 to the Consolidated Financial Statements – Pension Plan for further details.

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

The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. The fair value of the Company’s fixed rate long-term debt is disclosed in Note 12 to the Consolidated Financial Statements – Long-Term Debt. Every 1-percentage-point change in interest rates would result in an annual interest expense fluctuation of approximately $22,000. In addition, the Company is exposed to foreign currency exchange rate risk mainly as a result of investment in its Canadian subsidiary. A 10% change in the Canadian dollar relative to the U.S. dollar would result in a currency exchange expense fluctuation of approximately $224,000, based on dealer quotes, considering current exchange rates. The Company does not enter into derivatives for trading or speculative purposes and did not hold any derivative financial instruments at December 31, 2024.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Trans-Lux Corporation and its subsidiaries are included on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Trans-Lux Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trans-Lux Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New Haven, CT

February 13, 2026

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
In thousands, except share data	2024	2023
ASSETS
Current assets:
Cash	$371	$185
Receivables, net	1,709	1,531
Inventories	2,101	2,372
Prepaids and other assets	476	148
Total current assets	4,657	4,236
Long-term assets:
Rental equipment, net	54	111
Property, plant and equipment, net	1,521	1,778
Right of use assets	1,325	1,971
Restricted cash	200	200
Other assets	34	34
Total long-term assets	3,134	4,094
TOTAL ASSETS	$7,791	$8,330
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,405	$8,420
Accrued liabilities	6,697	5,352
Current portion of long-term debt	4,976	3,776
Current lease liabilities	272	352
Customer deposits	720	213
Total current liabilities	22,070	18,113
Long-term liabilities:
Long-term debt, less current portion	527	535
Long-term lease liabilities	1,081	1,644
Deferred pension liability and other	1,419	2,248
Total long-term liabilities	3,027	4,427
Total liabilities	25,097	22,540
Stockholders’ deficit:
Preferred Stock Series A - $20 stated value - 416,500 shares authorized; shares issued and outstanding: 0 in 2024 and 2023	—	—
Preferred Stock Series B - $200 stated value - 51,000 shares authorized; shares issued and outstanding: 0 in 2024 and 2023	—	—
Common Stock - $0.001 par value - 30,000,000 shares authorized; shares issued: 13,524,116 in 2024 and 2023 shares outstanding: 13,496,276 in 2024 and 2023	13	13
Additional paid-in-capital	41,508	41,508
Accumulated deficit	(50,198)	(46,719)
Accumulated other comprehensive loss	(5,566)	(5,949)
Treasury stock - at cost - 27,840 common shares in 2024 and 2023	(3,063)	(3,063)
Total stockholders’ deficit	(17,306)	(14,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,791	$8,330

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended
	December 31
In thousands, except per share data	2024	2023
Revenues:
Digital product sales	$12,132	$14,683
Digital product lease and maintenance	730	869
Total revenues	12,862	15,552

Cost of revenues:
Cost of digital product sales	11,131	14,118
Cost of digital product lease and maintenance	374	431
Total cost of revenues	11,505	14,549

Gross income	1,357	1,003
General and administrative expenses	(4,121)	(3,988)
Operating loss	(2,764)	(2,985)
Interest expense, net	(908)	(791)
Gain (loss) on foreign currency remeasurement	192	(60)
Other income	272	89
Pension expense	(246)	(289)
Loss before income taxes	(3,454)	(4,036)
Income tax expense	(25)	(31)
Net loss	$(3,479)	$(4,067)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	12 Months Ended
	December 31
In thousands	2024	2023
Net loss	$(3,479)	$(4,067)
Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(180)	54
Change in unrecognized pension costs	563	63
Total other comprehensive income, net of tax	383	117
Comprehensive loss	$(3,096)	$(3,950)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

									Accumulated		Total
	Preferred Stock						Add’l		Other		Stock-
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	holders’
In thousands, except share data	Shares	Amt	Shares	Amt	Shares	Amt	Capital	Deficit	(Loss) Gain	Stock	Deficit
For the 12 months ended December 31, 2024
Balance January 1, 2024	—	$—	—	$—	13,524,116	$13	$41,508	$(46,719)	$(5,949)	$(3,063)	$(14,210)
Net loss	—	—	—	—	—	—	—	(3,479)	—	—	(3,479)
Other comprehensive loss, net of tax:
Unrealized foreign currency translation loss	—	—	—	—	—	—	—	—	(180)	—	(180)
Change in unrecognized pension costs	—	—	—	—	—	—	—	—	563	—	563
Balance December 31, 2024	—	$—	—	$—	13,524,116	$13	$41,508	$(50,198)	$(5,566)	$(3,063)	$(17,306)

For the 12 months ended December 31, 2023
Balance January 1, 2023	—	$—	—	$—	13,474,116	$13	$41,444	$(42,652)	$(6,066)	$(3,063)	$(10,324)
Net loss	—	—	—	—	—	—	—	(4,067)	—	—	(4,067)
Stock issued to directors/officers	—	—	—	—	50,000	—	26	—	—	—	26
Issuance of options	—	—	—	—	—	—	38	—	—	—	38
Other comprehensive income, net of tax:
Unrealized foreign currency translation gain	—	—	—	—	—	—	—	—	54	—	54
Change in unrecognized pension costs	—	—	—	—	—	—	—	—	63	—	63
Balance December 31, 2023	—	$—	—	$—	13,524,116	$13	$41,508	$(46,719)	$(5,949)	$(3,063)	$(14,210)

The accompanying notes are an integral part of these consolidated financial statements.

TRANS-LUX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended
	December 31
In thousands	2024	2023
Cash flows from operating activities
Net loss	$(3,479)	$(4,067)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	318	378
Amortization of right of use assets	646	395
(Gain) loss on foreign currency remeasurement	(192)	60
Issuance of common stock for compensation	—	26
Amortization of stock options	—	38
Allowance for credit losses	29	(90)
Changes in operating assets and liabilities:
Accounts receivable	(207)	1,391
Inventories	271	350
Prepaids and other assets	(328)	923
Accounts payable	985	2,081
Accrued liabilities	991	1,068
Operating lease liabilities	(643)	(410)
Customer deposits	507	(970)
Deferred pension liability and other	100	(551)
Net cash (used in) provided by operating activities	(1,002)	622
Cash flows from investing activities
Purchases of property, plant and equipment	(4)	(327)
Net cash used in investing activities	(4)	(327)
Cash flows from financing activities
Proceeds from long-term debt	1,200	243
Payments of long-term debt	(7)	(201)
Net cash provided by financing activities	1,193	42
Effect of exchange rate changes	(1)	—
Net increase in cash and restricted cash	186	337
Cash and restricted cash at beginning of year	385	48
Cash and restricted cash at end of period	$571	$385
Supplemental disclosure of cash flow information:
Interest paid	$22	$24
Income taxes paid	6	10
Reconciliation of cash and restricted cash to amounts reported in the Consolidated Balance Sheets at end of period:
Current assets
Cash	$371	$185
Long-term assets
Restricted cash	200	200
Cash and restricted cash at end of period	$571	$385

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

Cash: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has deposits in United States financial institutions that maintain Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on all interest and non-interest-bearing accounts, collectively, with an aggregate coverage up to $250,000 per depositor per financial institution. At times, the amount of the deposits exceeds the FDIC limits. The portion of the deposits in excess of FDIC limits represents a credit risk of the Company. The Company has no cash equivalents at December 31, 2024 and 2023.

Accounts receivable, net: Accounts receivable are carried at net realizable value. Credit is extended based on an evaluation of each customer’s financial condition; collateral is generally not required. Reserves for expected credit losses are provided based on historical experience and current trends. The Company evaluates the adequacy of these reserves regularly.

The following is a summary of the allowance for credit losses at December 31:

In thousands	2024	2023
Balance at beginning of year	$154	$291
Provisions	29	(90)
Write-offs	(93)	(47)
Balance at end of year	$90	$154

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. At December 31, 2024, three customers accounted for 48.9% of the balance in Accounts receivable, net. At December 31, 2023, two customers accounted for 25.0% of the balance in Accounts receivable, net. In 2024, one customer accounted for 12.1% of our total revenues. In 2023, no customers accounted for at least 10% of our total revenues.

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

Impairment or disposal of long-lived assets: The Company evaluates whether there has been an impairment in value of its long-lived assets if certain circumstances indicate that a possible impairment may exist. An impairment in value may exist when the carrying value of a long-lived asset exceeds its undiscounted cash flows. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value as determined by a discounted cash flow model. There were no impairments of long-lived assets in 2024 or 2023.

Shipping Costs: The costs of shipping product to our customers of $660,000 and $694,000 in 2024 and 2023, respectively, are included in Cost of digital product sales.

Advertising/Marketing Costs: The Company expenses the costs of advertising and marketing at the time that the related advertising takes place. Advertising and marketing costs of $143,000 and $29,000 in 2024 and 2023, respectively, are included in General and administrative expenses.

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

The following new accounting pronouncements were adopted in 2024:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses, by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted the additional disclosure requirements related to ASU 2023-07 in these consolidated financial statements and disclosures.

The following new accounting pronouncements, and related impacts on adoption, are being evaluated by the Company:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our year beginning on January 1, 2025. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses,” which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of income statements as well as disclosures about selling expenses. The guidance applies prospectively with the option to apply the standard retrospectively. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, which for us is our year beginning on January 1, 2027, and for interim periods within annual reporting periods beginning after December 15, 2027, which for us is our quarter beginning on January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of this ASU.

The Company does not believe that the above recently issued, but not yet effective accounting standard, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

The Company has incurred recurring operating losses and continues to have a working capital deficiency. The Company recorded a loss of $3.5 million in the year ended December 31, 2024, and had a working capital deficiency of $17.4 million as of December 31, 2024. The Company recorded a loss of $4.1 million in the year ended December 31, 2023, and had a working capital deficiency of $13.9 million as of December 31, 2023.

The Company is dependent on future operating performance in order to generate sufficient cash flows in order to continue to run its businesses. Future operating performance is dependent on general economic conditions, as well as financial, competitive and other factors beyond our control, including the impact of the current economic environment, the spread of major epidemics and other related uncertainties such as government-imposed tariffs, travel restrictions, interruptions to supply chains and extended shut down of businesses. In order to more effectively manage its cash resources, the Company had, from time to time, delayed the timetable of the payments of some of its payables, which delayed certain product deliveries from our vendors, which in turn delayed certain deliveries to our customers.

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

Disaggregated Revenues

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2024 and 2023, along with the reportable segment for each category:

In thousands	2024	2023
Digital product sales:
Catalog and small customized products	$12,132	$14,683
Large customized products	—	—
Subtotal	12,132	14,683
Digital product lease and maintenance:
Operating leases	385	465
Maintenance agreements	345	404
Subtotal	730	869
Total	$12,862	$15,552

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

Revenues from equipment lease and maintenance contracts are recognized during the term of the respective agreements. At December 31, 2024, the future minimum lease payments due to the Company under operating leases that expire at varying dates through 2030 for its rental equipment and maintenance contracts, assuming no renewals of existing leases or any new leases, aggregating $1,118,000 are as follows: $476,000 – 2025, $274,000 – 2026, $230,000 – 2027, $86,000 – 2028, $39,000 – 2029, and $13,000 thereafter.

Contract Balances with Customers

Contract assets primarily relate to rights to consideration for goods or services transferred to the customer when the right is conditional on something other than the passage of time. The contract assets are transferred to the receivables when the rights become unconditional. As of December 31, 2024 and 2023, the Company had no contract assets. The contract liabilities primarily relate to the advance consideration received from customers for contracts prior to the transfer of control to the customer and therefore revenue is recognized on completion of delivery. Contract liabilities are classified as deferred revenue and included in Accrued liabilities in the Consolidated Balance Sheets.

The following table presents the balances in the Company’s receivables and contract liabilities with customers as of December 31, 2024 and 2023:

In thousands	2024	2023
Gross receivables	$1,799	$1,685
Allowance for credit losses	90	154
Net receivables	1,709	1,531
Contract liabilities	728	225

During the years ended December 31, 2024 and 2023, the Company recognized a (decrease) increase in the allowance for credit losses of ($30,000) and $90,000, respectively.

During the years ended December 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the period:

In thousands	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$158	$1,128
Performance obligations satisfied in previous periods (for example, due to changes in transaction price)	—	—

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represent the transaction price of contracts for which work has not been performed (or has been partially performed). ASC 606 provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for digital product sales was $4.3 million and digital product lease and maintenance was $1.1 million. The Company expects to recognize revenue on approximately 88%, 11% and 1% of the remaining performance obligations over the next 12 months, 13 to 36 months and 37 or more months, respectively.

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.

●	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
●	Level 3 – Inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

Based on this hierarchy, the Company determined the fair value of the cash surrender value of life insurance, a Level 2 based on observable inputs primarily from the counter party. The Company’s cash surrender value of life insurance had carrying amounts of $34,000 at December 31, 2024 and 2023, respectively, which was included in Other Assets in the Consolidated Balance Sheets. The carrying amounts of receivables and accounts payable approximate fair value due to the short maturities of these items. The fair value of the Notes, using observable inputs, was $151,000 and $121,000 at December 31, 2024 and 2023, respectively. The fair value of the Debentures, using observable inputs, was $110,000 and $88,000 at December 31, 2024 and 2023, respectively. The fair value of the Company’s remaining long-term debt including current portion approximates its carrying value of $5.0 million and $3.8 million at December 31, 2024 and 2023, respectively.

5. Inventories

Inventories consist of the following:

In thousands	2024	2023
Raw materials	$1,667	$2,102
Work-in-progress	70	18
Finished goods	364	252
Total inventory	$2,101	$2,372

6. Rental Equipment, net

Rental equipment consists of the following:

In thousands	2024	2023
Rental equipment	$428	$1,049
Less accumulated depreciation	374	938
Net rental equipment	$54	$111

During 2024 and 2023, $621,000 and $1.0 million, respectively, of fully depreciated rental equipment was written off. Depreciation expense for rental equipment for the years ended December 31, 2024 and 2023 was $57,000 and $114,000, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

In thousands	2024	2023
Machinery, fixtures and equipment	$2,984	$3,177
Leaseholds and improvements	23	23
	3,007	3,200
Less accumulated depreciation	1,486	1,422
Net property, plant and equipment	$1,521	$1,778

Equipment having a net book value of $1.5 million and $1.7 million at December 31, 2024 and 2023, respectively, are pledged as collateral under various financing agreements.

During 2024 and 2023, $197,000 and $6,000, respectively, of fully depreciated property, plant and equipment was written off. Depreciation expense for property, plant and equipment for the years ended December 31, 2024 and 2023 was $261,000 and $264,000, respectively.

8. Other Assets

Other assets consist of the following:

In thousands	2024	2023
Prepaids	$34	$34
Total other assets	$34	$34

9. Taxes on Income

The components of income tax expense are as follows:

In thousands	2024	2023
Current:
Federal	$—	$—
State and local	19	25
Foreign	6	6
	$25	$31
Deferred:
Federal	$—	$—
State and local	—	—
	—	—
Income tax expense	$25	$31

Loss before income taxes from the United States activities was $3.6 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively. Loss before income taxes from Canadian operations was $182,000 and $116,000 for the years ended December 31, 2024 and 2023, respectively.

The effective income tax rate differed from the expected federal statutory income tax benefit rate of 21.0% as follows:

	2024	2023
Statutory federal income tax expense rate	21.0%	21.0%
State income taxes, net of federal benefit	5.6	2.8
Foreign income taxed at different rates	1.3	(0.8)
Deferred tax asset valuation allowance	(26.8)	(17.5)
Section 382 adjustment to deferred net operating loss	(0.9)	(0.8)
Other	0.6	(4.5)
Effective income tax expense rate	0.7%	0.2%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities are as follows:

In thousands	2024	2023
Deferred income tax asset:
Tax credit carryforwards	$—	$—
Operating loss carryforwards	6,110	5,252
Net pension costs	2,193	2,127
Allowance for credit losses	25	26
Other	1	1
Valuation allowance	(7,725)	(6,801)
	604	605
Deferred income tax liability:
Depreciation	286	326
Other	318	279
	604	605
Net deferred income taxes	$—	$—

Operating tax loss carryforwards primarily relate to U.S. federal net operating loss carryforwards of approximately $21.9 million, which, for years beginning before 2018, began to expire in 2019. Additionally, net operating losses created after 2020 do not expire. The operating loss carryforwards have been limited by changes in ownership, as defined under Section 382 of the Internal Revenue Code. The change in ownership as of April 10, 2019 limited our operating loss carryforwards at that time to $148,000 per year aggregating $2.9 million. Losses subsequent to April 10, 2019, have increased the operating loss carryforwards. Carryforward losses of $739,000 and contribution carryforward expense of $22,000 have expired as of December 31, 2024.

A valuation allowance has been established for the amount of deferred income tax assets as management has concluded that it is more-likely-than-not that the benefits from such assets will not be realized. The changes in the valuation allowance for the years ended December 31, 2024 and 2023 of $924,000 and $699,000, respectively, relate to the tax benefits based on the losses of each year that it is more-likely-than-not will not be realized.

The Company’s determinations regarding uncertain income tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company does not have any material uncertain tax positions in 2024 and 2023.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions and Canadian federal and provincial income tax. Currently, no federal, state or provincial income tax returns are under examination.

10. Accrued Liabilities

Accrued liabilities consist of the following:

In thousands	2024	2023
Interest payable	$2,375	$1,966
Taxes payable	1,349	1,259
Current portion of pension liability (see Note 15 – Pension Plan)	1,353	840
Compensation and employee benefits	357	355
Warranty reserve	238	287
Deferred revenues	43	94
Audit fees	137	74
Other	845	477
	$6,697	$5,352

A summary of the warranty reserve for the years ended December 31, 2024 and 2023 is as follows:

In thousands	2024	2023
Balance at beginning of year	$287	$554
Provisions	5	8
Deductions	(54)	(275)
Balance at end of year	$238	$287

11. Warrants

On June 4, 2020, the Company entered into a Contract Manufacturing Agreement (the “CMA”) with Craftsmen Industries Inc. (“Craftsmen”), which commenced June 15, 2020 and terminated as of October 15, 2021. The CMA provided that all payments owed by the Company to Craftsmen under the CMA are secured by a second lien on company assets and had been guaranteed by Unilumin USA LLC (“Unilumin USA”) through December 31, 2020. Unilumin USA is wholly owned by Unilumin North America, who owns 52.0% of the Company’s outstanding Common Stock. In connection with the Unilumin guarantee in the CMA, the Company issued warrants (the “Warrants”) to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share. The Warrants were exercisable until June 4, 2024, so they are no longer exercisable. The Company calculated the fair value of the Warrants as $94,000 utilizing the Black-Scholes method, using a volatility of 151% and a risk free rate of 0.28%. The Company recorded the entire expense of $94,000 in general and administrative expenses at the date of issuance, so there were no related expenses recorded in the years ended December 31, 2024 or 2023.

12. Long-Term Debt

Long-term debt consists of the following:

In thousands	2024	2023
8¼% Limited convertible senior subordinated notes due 2012	$302	$302
9½% Subordinated debentures due 2012	220	220
Revolving credit line – related party	3,447	2,247
Term loans – related party	1,000	1,000
Term loans	534	542
Total debt	5,503	4,311
Less portion due within one year	4,976	3,776
Net long-term debt	$527	$535

Payments of long-term debt due for the next five years are:

In thousands	2025	2026	2027	2028	2029	Thereafter
	$4,976	$9	$10	$19	$13	$476

On September 16, 2019, the Company entered into a loan agreement (the “Loan Agreement”) with MidCap. On June 3, 2020, March 23, 2021 and May 31, 2021, the Company and MidCap entered into modification agreements to the Loan Agreement. On July 30, 2021, MidCap assigned the loan to Unilumin. On March 20, 2023, the Company and Unilumin entered into a modification agreement to the Loan Agreement effective December 31, 2022. The Loan Agreement matured on December 31, 2023 and the Company is currently in default. The Loan Agreement allowed the Company to borrow up to an aggregate of $2.2 million at an interest rate of the Prime Rate as published in the Wall Street Journal plus 4.75%, capped at 9.50% as of May 1, 2024 (9.50% at December 31, 2024) on a revolving credit loan based on accounts receivable, inventory and equipment for general working capital purposes. In 2024, the Company borrowed $1.2 million from Unilumin. As of December 31, 2024, the balance outstanding under the Loan Agreement was $3.4 million. The Loan Agreement is secured by substantially all of the Company’s assets.

The Company entered into a loan note (the “Loan Note”) with the SBA (“Lender”) as lender under their Economic Injury Disaster Loan (“EIDL”) program, dated as of December 10, 2021. Under the Loan Note, the Company borrowed $500,000 from Lender under the EIDL Program. As of December 31, 2024 and 2023, $500,000 was outstanding. The loan matures on December 10, 2051 and carries an interest rate of 3.75%. As of December 31, 2024 and 2023, the Company had accrued $39,000 and $38,000, respectively, of interest related to the Loan Note, which is included in Accrued liabilities in the Consolidated Balance Sheets.

The Company has a $500,000 loan from Carlisle Investments Inc. (“Carlisle”) at a fixed interest rate of 12.00%, which matured on April 27, 2019 with a bullet payment of all principal due at such time. Interest is payable monthly. As of December 31, 2024 and 2023, the entire amount was outstanding and is included in current portion of long-term debt in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had accrued $420,000 and $360,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets. Marco Elser, a director of the Company, exercises voting and dispositive power as investment manager of Carlisle.

The Company has an additional $500,000 loan from Carlisle at a fixed interest rate of 12.00%, which matured on December 10, 2017 with a bullet payment of all principal due at such time (the “Second Carlisle Agreement”). Interest is payable monthly. As of December 31, 2024 and 2023, the entire amount was outstanding and was included in current portion of long-term debt Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had accrued $420,000 and $360,000, respectively, of interest related to this loan, which are included in accrued liabilities in the Consolidated Balance Sheets. Under the Second Carlisle Agreement, the Company granted a security interest to Carlisle in accounts receivable, materials and intangibles relating to a certain purchase order for equipment issued in April 2017.

As of December 31, 2024 and 2023, the Company had outstanding $302,000 of Notes. The Notes matured as of March 1, 2012 and are currently in default. As of December 31, 2024 and 2023, the Company had accrued $382,000 and $357,000, respectively, of interest related to the Notes, which is included in Accrued liabilities in the Consolidated Balance Sheets. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Notes outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On December 19, 2025, holders of $22,000 of the Notes accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $500 in cash, for an aggregate payment by the Company of $11,000. As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $41,000 in 2025.

As of December 31, 2024 and 2023, the Company had outstanding $220,000 of Debentures. The Debentures matured as of December 1, 2012 and are currently in default. As of December 31, 2024 and 2023, the Company had accrued $315,000 and $294,000, respectively, of interest related to the Debentures, which is included in Accrued liabilities in the Consolidated Balance Sheets. The trustee, by notice to the Company, or the holders of 25% of the principal amount of the Debentures outstanding, by notice to the Company and the trustee, may declare the outstanding principal plus interest due and payable immediately. On December 19, 2025, holders of $63,000 of the Debentures accepted the Company’s offer to exchange each $1,000 of principal, forgiving any related interest, for $500 in cash, for an aggregate payment by the Company of $31,500. As a result of the transaction, the Company recorded a gain on the extinguishment of debt, net of expenses, of $128,000 in 2025.

The Company entered into a vehicle retail installment contract with Ford Credit dated as of August 24, 2023, for $43,000. Principal and interest are payable monthly. As of December 31, 2024, $35,000 was outstanding. The loan matures on September 9, 2028, and carries an interest rate of 10.84%.

13. Leases

Certain premises are occupied under operating leases that expire at varying dates through 2028. Certain of these leases provide for the payment of real estate taxes and other occupancy costs. On June 21, 2016, the Company entered into a lease for a manufacturing facility in Hazelwood, Missouri for a seven-year lease period at an initial annual rental of approximately $317,000. In April 2023, the Company exercised its 5-year renewal option at its Hazelwood, MO facility. In connection with the renewal, the Company remeasured its lease liability, which increased the ROU asset and lease liability by $1.6 million on the remeasurement date. On December 1, 2021, the Company entered into a lease for an office and manufacturing facility in Des Moines, Iowa. The lease was for a five-year lease period at an initial annual rental of approximately $140,000. This lease was terminated in 2024. Operating lease expense aggregated $550,000 and $483,000 for the years ended December 31, 2024 and 2023, respectively.

The Company has no finance leases as of December 31, 2024 or 2023. Our leases include both lease (e.g., fixed payments including rent) and non-lease components (e.g., common area or other maintenance costs). The facility leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion, therefore, the renewals to extend the lease terms are not included in our ROU assets or lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Supplemental information regarding leases:

In thousands, unless otherwise noted	2024	2023
Balance Sheet:
ROU assets	$1,325	$1,971
Current lease liabilities	272	352
Non-current lease liabilities	1,081	1,644
Total lease liabilities	1,353	1,996
Weighted average remaining lease term (years)	3.9	4.4
Weighted average discount rate	11.3%	10.4%

Future minimum lease payments:
2025	411
2026	425
2027	439
2028	414
2029	—
Thereafter	—
Total	1,689
Less: Imputed interest	336
Total lease liabilities	1,353
Less: Current lease liabilities	272
Long-term lease liabilities	$1,081

Supplemental cash flow information regarding leases:

In thousands	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$530	$471
Non-cash activity:
ROU assets obtained in exchange for lease liabilities	—	1,601

Total operating lease expense was $550,000 and $483,000 for the years ended December 31, 2024 and 2023, respectively. There was no short-term lease expense for the years ended December 31, 2024 and 2023.

14. Stockholders’ Deficit

During 2024 and 2023, the Board of Directors did not declare any quarterly cash dividends on the Company’s Common Stock.

The Company was authorized to issue 2,500,000 shares of preferred stock as of December 31, 2024, of which (i) 416,500 shares were designated as Series A Convertible Preferred Stock, none of which were outstanding, (ii) 51,000 shares were designated as Series B Convertible Preferred Stock (“SBCPS”), none of which were outstanding, and (iii) 2,032,500 shares were not yet designated. The undesignated preferred stock would contain such rights, preferences, privileges and restrictions as may be fixed by our Board of Directors.

Shares of the Company’s Common Stock reserved for future issuance in connection with convertible securities and stock option plans were 170,000 and 1.8 million at December 31, 2024 and 2023, respectively.

Accumulated other comprehensive loss is comprised of approximately $5.5 million and $6.1 million of unrecognized pension costs at December 31, 2024 and 2023, respectively, and ($29,000) and $153,000 of unrealized foreign currency translation (losses) gains at December 31, 2024 and 2023, respectively.

The components of accumulated other comprehensive loss are as follows:

	Pension	Foreign
	plan	currency
	actuarial	translation
In thousands	(loss) gain	gain (loss)	Total
Balances at January 1, 2023	$(6,164)	$98	$(6,066)
Actuarial gain	63	—	63
Translation gain	—	54	54
Balances at December 31, 2023	(6,101)	152	(5,949)
Actuarial gain	563	—	563
Translation loss	—	(180)	(180)
Balances at December 31, 2024	$(5,538)	$(28)	$(5,566)

15. Pension Plan

All eligible salaried employees of Trans-Lux Corporation and certain of its subsidiaries are covered by a non-contributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and final average salary. The Company’s general funding policy is to contribute at least the required minimum amounts sufficient to satisfy regulatory funding standards, but not more than the maximum tax-deductible amount. The service benefit under the pension plan had been frozen since 2003 and, accordingly, there was no service cost for the years ended December 31, 2024 and 2023. In 2009, the compensation increments were frozen, and accordingly, no additional benefits are being accrued under the plan. For 2024 and 2023, the accrued benefit obligation of the plan exceeded the fair value of plan assets, due primarily to the plan’s investment performance and updates to actuarial longevity tables. The Company’s obligations under its pension plan exceeded plan assets by $2.8 million at December 31, 2024.

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

At December 31, 2024 and 2023, the Company’s pension plan weighted-average asset allocations by asset category are as follows:

	2024	2023
Equity and index funds	70.4%	69.3%
Fixed income funds	29.6	30.7
	100.0%	100.0%

The pension plan asset information included below is presented at fair value as established by ASC 820.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2024 and 2023:

In thousands	2024	2023
Level 1: Equity and index funds	$5,325	$5,460
Fixed income funds	2,241	2,419
Total Level 1	7,566	7,879
Level 2	—	—
Level 3	—	—
Total pension plan assets	$7,566	$7,879

The funded status of the plan as of December 31, 2024 and 2023 is as follows:

In thousands	2024	2023
Change in benefit obligation: Projected benefit obligation at beginning of year	$10,968	$10,545
Interest cost	531	546
Actuarial (gain) loss	(442)	541
Benefits paid	(719)	(664)
Projected benefit obligation at end of year	10,338	10,968

Change in plan assets: Fair value of plan assets at beginning of year	7,879	7,682
Actual return on plan assets	406	861
Company contributions	—	—
Benefits paid	(719)	(664)
Fair value of plan assets at end of year	7,566	7,879

Funded status (underfunded)	$(2,772)	$(3,089)

Amounts recognized in other accumulated comprehensive loss:
Net actuarial loss	$7,022	$7,585
Weighted average assumptions as of December 31:
Discount rate:
Components of cost	5.01%	5.40%
Benefit obligations	5.61%	5.01%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

In 2025 the Company expects to amortize $286,000 of actuarial losses to pension expense. The accumulated benefit obligation at December 31, 2024 and 2023 was $10.3 million and $11.0 million, respectively. The minimum required contribution in 2025 is expected to be $1.4 million which is included in Accrued liabilities in the Consolidated Balance Sheets. The long-term pension liability is $1.4 million and is included in Deferred pension liability and other in the Consolidated Balance Sheets.

The minimum required pension plan contribution for 2024 was $840,000, of which the Company did not make any contributions. The minimum required pension plan contribution for 2025 is expected to be $1.4 million, of which the Company has only contributed $260,000. If we are unable to fulfill our related obligations, the implementation of any such enforcement remedies would have a material adverse impact on our financial condition, results of operations, and liquidity.

The following estimated benefit payments are expected to be paid by the Company’s pension plan in the next 5 years:

In thousands	2025	2026	2027	2028	2029
	$740	$766	$786	$799	$894

The following table presents the components of the net periodic pension cost for the years ended December 31, 2024 and 2023:

In thousands	2024	2023
Interest cost	$531	$546
Expected return on plan assets	(592)	(564)
Recognized loss due to settlements	—	—
Amortization of net actuarial loss	307	307
Net periodic pension cost	$246	$289

The following table presents the change in unrecognized pension costs recorded in other comprehensive loss as of December 31, 2024 and 2023:

In thousands	2024	2023
Balance at beginning of year	$7,585	$7,649
Net actuarial (gain) loss	(256)	243
Recognized loss	(307)	(307)
Balance at end of year	$7,022	$7,585

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

The Company currently has one stock option plan. As of December 31, 2024, 800 shares of Common Stock were available for grant under the Non-Employee Director Stock Option Plan.

Changes in the stock option plan are as follows:

Weighted
Average
	Number of Shares			Exercise
	Authorized	Granted	Available	Price
Balance January 1, 2023	800	—	800	N/A
Authorized	—	—	—
Expired	—	—	—
Granted	—	—	—
Balance December 31, 2023	800	—	800
Authorized	—	—	—
Expired	—	—	—
Granted	—	—	—
Balance December 31, 2024	800	—	800

Under the Non-Employee Director Stock Option Plan, option prices must be at least 100% of the market value of the Common Stock at the time of grant. No option may be exercised prior to one year after the date of grant and the optionee must be a director of the Company at the time of exercise, except in certain cases as permitted by the Compensation Committee. Exercise periods are for six years from the date of grant and terminate at a stipulated period of time after an optionee ceases to be a director. At December 31, 2024, there were no outstanding options to purchase shares.

As of December 31, 2024, there was no unrecognized compensation cost related to non-options granted under the Plans.

The Company issued 280,000 stock options to certain employees on March 28, 2022. The options vested on March 28, 2023, and are exercisable until March 28, 2026, at a price of $0.40 per share.

17. Loss Per Share

The following table presents the calculation of loss per share for the years ended December 31, 2024 and 2023:

In thousands, except per share data	2024	2023
Numerator:
Net loss, as reported	$(3,479)	$(4,067)
Denominator:
Weighted average shares outstanding – basic and diluted	13,496	13,483
Basic and diluted loss per share	$(0.26)	$(0.30)

At December 31, 2024 and 2023, there were no dividends accumulated on the Company’s SBCPS.

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

At December 31, 2024 and 2023, outstanding warrants exercisable into 170,000 and 1.8 million shares of Common Stock, respectively, were excluded from the calculation of diluted loss per share because their impact would have been anti-dilutive.

18. Commitments and Contingencies

Commitments: At December 31, 2024 and 2023, the Company had no employment agreements with its executive officers.

Contingencies: The Company is subject to legal proceedings and claims which arise in the ordinary course of its business and/or which are covered by insurance. The Company believes that it has accrued adequate reserves individually and in aggregate for such legal proceedings. Should actual litigation results differ from the Company’s estimates, revisions to increase or decrease the accrued reserves may be required. There are no open matters that the Company deems material.

19. Related Party Transactions

As of December 31, 2024, Unilumin owns 51.8% of the Company’s Common Stock. Xu He, Huishuo Lin, Naibin Tang, Yantao Yu and Nicholas Fazio, each of whom are or were directors of the Company, are or were each directors and/or officers of Unilumin. Mr. Tang has not yet been added to the Company’s payroll as of December 31, 2024; he has been compensated by Unilumin, with no charge to the Company. Mr. Yu receives compensation from Unilumin, but he also received annual compensation of $26,000 from the Company. Mr. Fazio received compensation from Unilumin, but he also received annual compensation of $125,000 from the Company. The Company purchased $2.0 million and $3.8 million of product from Unilumin in the years ended December 31, 2024 and 2023, respectively. In 2024, the Company received loan advances of $1.2 million. Beginning January 1, 2023, the Company has accrued interest payable to Unilumin based on the Company’s accounts payable to Unilumin. The amount payable by the Company to Unilumin, including accounts payable, accrued interest and long-term debt, was $12.6 million and $10.0 million as of December 31, 2024 and 2023, respectively. In connection with the Unilumin Guarantee in the CMA, the Company issued Warrants to purchase 500,000 shares of the Company’s Common Stock to Unilumin USA at an exercise price of $1.00 per share (see Note 11). For part of 2024 and all of 2023, the Company occupied space in a New York office that was leased by Unilumin at no cost.

20. Business Segment Data

The Company aligns its business into two reportable business segments based on the types of revenues involved. This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders.

The Company’s reportable business segments consist of: (1) Sales of digital display products; and (2) Lease and Maintenance of digital display products. Each reportable segment derives its revenue from digital display products, but they are differentiated by the timeframes in which the company receives payments from its customers. Sales are paid for by customers with the full contract amounts due within 1 month from the time of delivery. Lease and Maintenance orders are paid for by customers with smaller amounts due over periods generally up to 5 years from the time of delivery. The differences between these payment timeframes are critical to the capital needs of the company.

The Company’s CODM evaluates the performance of each operating segment based on segment revenues, operating expenses, operating income and assets, for the purpose of evaluating past performance and allocating resources for ongoing business operations. Segment operating income is defined as segment revenues, less cost of goods sold and operating expenses. Significant segment expenses are as disclosed in the tables below. Significant segment assets, which are primarily in the sales segment, are as disclosed in the consolidated balance sheets. Other expenses include sales and general and administrative expenses such as insurance, audit, consultants, benefits, travel and other smaller expenses.

The following tables set forth certain financial data by segment for the years ended December 31, 2024 and 2023:

Financial data by segment for 2024:

		Lease &	Total of	Reconciliation
In thousands	Sales	Maintenance	Segments	(Corporate)	Total
Revenues	$12,132	$730	$12,862	$—	$12,862
Cost of revenues:
Direct costs	8,510	134	8,644	—	8,644
Payroll	1,622	184	1,806	—	1,806
Depreciation	235	56	291	—	291
Other	764	—	764	—	764
Total cost of revenues	11,131	374	11,505	—	11,505
Gross profit	1,001	356	1,357	—	1,357
Operating expenses:
Payroll	929	—	929	526	1,455
Commissions	153	—	153	—	153
Depreciation	27	—	27	—	27
Other expenses	1,126	(24)	1,102	1,384	2,486
Total operating expenses	2,235	(24)	2,211	1,910	4,121
Total operating (loss) income	(1,234)	380	(854)	(1,910)	(2,764)
Interest expense - net	(704)	(1)	(705)	(203)	(908)
Gain on foreign currency remeasurement	—	—	—	192	192
Other income	—	—	—	272	272
Pension expense	—	—	—	(246)	(246)
(Loss) income before income taxes	(1,938)	379	(1,559)	(1,895)	(3,454)
Income tax expense	—	—	—	(25)	(25)
Net (loss) income	$(1,938)	$379	$(1,559)	$(1,920)	$(3,479)

Assets	$7,297	$123	$7,420	$371	$7,791
Depreciation & Amortization	262	56	318	—	318
Capital Expenditures	4	—	4	—	4

Financial data by segment for 2023:

		Lease &	Total of	Reconciliation
In thousands	Sales	Maintenance	Segments	(Corporate)	Total
Revenues	$14,683	$869	$15,552	$—	$15,552
Cost of revenues:
Direct costs	11,158	145	11,303	—	11,303
Payroll	1,804	172	1,976	—	1,976
Depreciation	228	114	342	—	342
Other	928	—	928	—	928
Total cost of revenues	14,118	431	14,549	—	14,549
Gross profit	565	438	1,003	—	1,003
Operating expenses:
Payroll	719	—	719	579	1,298
Commissions	214	—	214	—	214
Depreciation	35	—	35	—	35
Other expenses	1,125	(3)	1,122	1,319	2,441
Total operating expenses	2,093	(3)	2,090	1,898	3,988
Total operating (loss) income	(1,528)	441	(1,087)	(1,898)	(2,985)
Interest expense - net	(593)	(1)	(594)	(197)	(791)
Loss on foreign currency remeasurement	—	—	—	(60)	(60)
Other income	—	—	—	89	89
Pension expense	—	—	—	(289)	(289)
(Loss) income before income taxes	(2,121)	440	(1,681)	(2,355)	(4,036)
Income tax expense	—	—	—	(31)	(31)
Net (loss) income	$(2,121)	$440	$(1,681)	$(2,386)	$(4,067)

Assets	$7,502	$643	$8,145	$185	$8,330
Depreciation & Amortization	259	114	373	5	378
Capital Expenditures	284	—	284	43	327

Revenues by geographical area:

In thousands	2024	2023
United States	$12,793	$15,349
International	$69	$203
Total revenues	$12,862	$15,552

In 2024, one customer in the Sales segment accounted for $1.6 million (12.1%) of the Company’s total revenues. In 2023, there were no individual customers that accounted for more than 10% of the Company’s total revenues.

As of December 31, 2024 and 2023, long-lived assets were all located in the United States.

21. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2024 and through the date these Consolidated Financial Statements were included in this Form 10-K and filed with the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). As a result of this evaluation, our Interim Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Interim Chief Executive Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Interim Chief Executive Officer and Chief Accounting Officer have concluded these disclosure controls are effective as of December 31, 2024.
(b)	Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c)	Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management assessed its internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management, including the Company’s Interim Chief Executive Officer and its Chief Accounting Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Pursuant to the Certificate of Incorporation and Amended and Restated Bylaws the Company, the Board of Directors is divided into three separate classes of directors. The directors of the Corporation, their ages and the expiration of their respective terms are as follows:

Name	Age	Expiration of Term
Marco Elser	66	2024
Xu He	38	2025
Huishuo Lin	44	2026
Yantao Yu	50	2025
Salvatore J. Zizza	79	2024

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

Xu He was appointed as a director of the Company on October 30, 2024. Mr. He also has been General Manager of International Sales and Marketing of Unilumin Group since August 2023. Previously, Mr. He served as General Manager, Unilumin Distribution Department, Global Technical Support from April 2020 to August 2023; Assistant to the President of Unilumin Group from January 2019 to April 2020; and International Sales Manager of Unilumin Group from December 2015 to December 2018. Mr. He’s strong business knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

Huishuo Lin was appointed as a director of the Company on September 5, 2025. Mr. Lin has been Chief Legal Director, Auditor & Investigator of Unilumin Group since March 2023. Previously, Mr. Lin was Chief Legal Officer of Shenzhen Jier Technology Co Ltd from 2021 to 2023, and he was Vice President of Eve Energy Co Ltd. from 2017 to 2023. Mr. Lin’s strong business and legal knowledge and extensive history and resources in the LED display arena allow him to provide valuable contributions to the Board.

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

Salvatore J. Zizza has served as an independent director since December 2009 and was elected Chairman of the Board (a non-executive position) of the Company on September 28, 2018. He had served as Vice Chairman of the Board (a non-executive position) of the Company since September 29, 2010. He currently serves as the Chairman of Zizza & Associates, LLC. and previously served as Chairman of Bethlehem Advanced Materials until 2018. Additionally, Mr. Zizza serves as a Director of GAMCO Westwood Funds. He has been an Independent Trustee of GAMCO Global Gold, Natural Resources & Income Trust by Gabelli since November 2005 and serves as a Director/trustee of 26 funds in the fund complex of Gabelli Funds, LLC. He had been Director of General Employment Enterprises Inc. from 2010 until 2012 and has been an Independent Trustee of Gabelli Dividend & Income Trust since 2003. Mr. Zizza has been Independent Director of Gabelli Convertible & Income Securities Fund Inc. since April 24, 1991 and has been a Director of Gabelli Equity Trust, Inc. since 1986 and a Trustee of Gabelli Utility Trust since 1999. Mr. Zizza has previously served as Chief Executive Officer and Chairman of the Board of General Employment Enterprises Inc. from December 23, 2009 until December 26, 2012. Mr. Zizza had served as President and Chief Operating Officer of Bion Environmental Technologies Inc. from January 13, 2003 until December 31, 2005. He served as Lead Independent Director of Hollis-Eden Pharmaceuticals from March 2006 to March 2009 and as a Director of Earl Scheib Inc. from March 1, 2004 to April 2009. Mr. Zizza received his Bachelor of Arts in Political Science and his Master of Business Administration in Finance from St. John’s University, which also has awarded him an Honorary Doctorate in Commercial Sciences. Mr. Zizza’s extensive experience and service to numerous other boards of directors allow him to provide valuable contributions to the Board. In addition, Mr. Zizza also serves as Chairman of the Audit Committee and is the “audit committee financial expert” as required under the rules of the United States Securities and Exchange Commission.

Meetings of the Board of Directors and Certain Committees:

The Board of Directors held 1 meeting during 2024. All directors attended 75% or more of such meetings and of the committee meetings for which they were members. From time to time, the Board acts by Unanimous Written Consent. All directors attended the last Annual Meeting of Stockholders in 2023. The Corporation does not have a formal policy regarding directors’ attendance at the Board meetings or the Annual Meeting of Stockholders, but strongly encourages and prefers that directors attend regular and special Board meetings as well as the Annual Meeting of Stockholders in person, although attendance by teleconference is considered adequate. The Corporation recognizes that attendance of the board members at all meetings may not be possible and excuses absences for good cause.

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

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”) that applies to all of the Company’s directors, officers, employees and other covered persons identified within the Insider Trading Policy. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, relating to insider trading. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable federal securities laws. The Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Corporate Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions. Mr. Zizza serves as our Chairman and Mr. Hammock serves as our Interim Chief Executive Officer. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board. We do not have a lead independent director.

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

Communication with the Board of Directors

Security holders are permitted to communicate with the members of the Board by forwarding written communications to the Corporation’s Chief Accounting Officer at the Corporation’s headquarters in Hazelwood, Missouri. The Chief Accounting Officer will present all communications, as received and without screening, to the Board at its next regularly scheduled meeting.

Committees of the Board of Directors

The Board of Directors has appointed a Compensation Committee, an Audit Committee, an Executive Committee and a Nominating Committee. Each committee operates under a charter approved by our Board. Copies of each committee’s charter are posted on the Investor Relations section of our website at www.trans-lux.com.

Compensation Committee

The members of the Compensation Committee of the Board of Directors are Messrs. Elser, He and Zizza, with Mr. Zizza serving as Chairman. The Compensation Committee operates under a formal written charter approved by the Compensation Committee and adopted by the Board of Directors. The Compensation Committee reviews compensation and other benefits. The Compensation Committee did not hold any meetings in 2024. Mr. Zizza is not and has not been an officer or employee of the Corporation. There are no Compensation Committee interlock relationships with respect to the Corporation. Members of the Compensation Committee do not receive any fees for their participation.

Audit Committee

Our Audit Committee consists of Messrs. Elser, Yu and Zizza, with Mr. Zizza serving as Chairman. Our Board has determined that Mr. Zizza is an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee held four meetings in 2024. Members of the Audit Committee do not receive any fees for their participation. Our Audit Committee’s responsibilities include:

●	appointing, compensating, retaining and overseeing the work of any public accounting firm engaged by us for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;
●	reviewing and discussing with management and the external auditors our audited financial statements;
●	considering the effectiveness of our internal control system;
●	reviewing and discussing with management the Company’s major financial risk exposures and steps management has taken to monitor and control such exposures and liabilities;
●	establishing our policy regarding our hiring of employees or former employees of the external auditors and procedures for the receipt, retention and treatment of accounting related complaints and concerns;
●	meeting independently with our external auditors and management;
●	reviewing and updating the Audit Committee Charter; and

●	preparing the Audit Committee report required by the proxy rules of the SEC.

Executive Committee

The members of the Executive Committee of the Board of Directors are Messrs. Elser, Lin and Zizza. The Executive Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. Mr. Zizza is independent, meeting the requirements of Section 952 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Mr. Zizza qualifies as a “non-employee director” for the purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and qualifies as an “outside director” for the purposes of Section 162(m) of the Internal Revenue Code, as amended. The primary purpose of the Executive Committee is to provide the Chief Executive Officer of the Company with a confidential sounding board for insights and advice, and to provide the Board with a more active formal interface with management and its day-to-day policy and actions. Additionally, the secondary objective of the Executive Committee is to exercise the powers and authority of the Board, subject to certain limitations set forth in the charter, during the intervals between meetings of the Board, when, based on the business needs of the Company, it is desirable for the Board to meet but the convening of a special board meeting is not warranted as determined by the Chairman of the Board. It is the general intention that all substantive matters in the ordinary course of business be brought before the full Board for action, but the Board recognizes the need for flexibility to act on substantive matters where action may be necessary between Board meetings, which, in the opinion of the Chairman of the Board, should not be postponed until the next previously scheduled meeting of the Board. The Executive Committee did not hold any meetings in 2024. Members of the Executive Committee do not receive any fees for their participation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Messrs. Lin, Yu and Zizza, with Mr. Lin serving as Chairman. The Nominating Committee operates under a formal written charter approved by the Committee and adopted by the Board of Directors. The Nominating Committee recommends for consideration by the Board of Directors, nominees for election of directors at the Corporation’s Annual Meeting of Stockholders. Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding the Corporation’s business and willingness to devote time and effort to Board responsibilities. The Nominating Committee did not hold any meetings in 2024. Members of the Nominating Committee do not receive any fees for their participation. The Nominating Committee does not have a separate policy regarding diversity of the Board.

Corporate Governance Committee

The Board of Directors has not established a corporate governance committee. The Board of Directors acts as the corporate governance committee.

Independence of Non-Employee Directors

While the Corporation’s Common Stock is traded on the OTCQB, the Corporation follows the NYSE MKT Company Guide regarding the independence of directors. A director is considered independent if the Board of Directors determines that the director does not have any direct or indirect material relationship with the Corporation. Messrs. Elser and Zizza are non-employee directors of the Corporation. The Board of Directors has determined that Mr. Zizza is an “independent director” since he had no relationship with the Corporation other than his status as a non-employee director and as a stockholder. The Board of Directors has determined that the chairman of the Audit Committee, Mr. Zizza, is an “independent director”.

Stockholder Communication with the Board

The Board maintains a process for stockholders to communicate with the Board or with individual directors. Stockholders who wish to communicate with the Board or with individual directors should direct written correspondence to our Corporate Secretary at our Company’s headquarters located at 6110 Aviator Drive, Hazelwood, MO 63042. Any such communication must contain:

●	a representation that the stockholder is a holder of record of our capital stock;
●	the name and address, as they appear on our books, of the stockholder sending such communication; and
●	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

The Corporate Secretary will forward such communications to our Board or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take the appropriate legal action regarding such communication.

Delinquent Section 16(a) Reports

The Corporation’s executive officers, directors and 10% stockholders are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Corporation. Based solely on a review of the copies of reports furnished to the Corporation for the year ended December 31, 2024, John Hammock, Xu He and Huishuo Lin still needed to make their Form 3 filings, Salvatore Zizza still needed to make his Form 4 filing related to the warrants he received, and Unilumin still needed to make their Form 4 filing related to the warrants they received. All of the Corporation’s other executive officers, directors and 10% stockholders have complied with the Section 16(a) filing requirements.

Executive Officers

The Corporation’s executive officers are as follows:

Name	Office	Age
John Hammock	Interim Chief Executive Officer	63
Yantao Yu	Chief Operating Officer	50
Todd Dupee	Senior Vice President and Chief Accounting Officer	53

Mr. Hammock became Interim Chief Executive Officer of the Corporation on September 5, 2025. Previously he was appointed Senior Vice President and Chief Sales and Marketing Officer of the Corporation on September 28, 2018. He had been Chief Sales Officer since he started with the Corporation in 2016. Mr. Hammock has extensive experience in international business development and sales with Fortune 500 accounts. Previously he was an Executive Vice President of Sales & Marketing at Niagara Streaming Media. Mr. Hammock has held numerous high profile Senior Vice President roles in telecom, software and manufacturing companies including Newbridge Networks, Corvis and Voxpath Networks. As Vice President of Corvis, his team’s sales efforts were responsible for $238 million during the two-year period preceding a successful $1.6 billion IPO. He has received numerous President Club and Circle of Excellence awards.

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

Summary Compensation Table

Annual Compensation

							Change in
							Pension Value
						Non-Equity	of Nonqualified	All
				Stock	Option	Incentive Plan	Deferred	Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($) (1)	($)
Naibin Tang (2)	2024	—	—	—	—	—	—	—	—
Former Chief Executive Officer	2023	—	—	—	—	—	—	—	—

Nicholas J. Fazio (3)	2024	109,615	—	—	—	—	—	—	109,615
Former Chief Executive Officer	2023	120,192	—	26,000	—	—	—	—	146,192

John Hammock	2024	238,588	—	—	—	—	—	—	238,588
Interim Chief Executive Officer	2023	245,562	—	—	—	—	—	—	245,562

Todd Dupee	2024	151,591	—	—	—	—	—	6,000	157,591
Senior Vice President and Chief Accounting Officer	2023	157,591	—	—	—	—	—	6,000	163,591
(1)	See “All Other Compensation” for further details.
(2)	Mr. Tang was hired on October 30, 2024, and has been compensated directly by Unilumin, and resigned effective September 5, 2025.
(3)	Mr. Fazio resigned effective October 30, 2024.

All Other Compensation

During 2024 and 2023, “All Other Compensation” consisted of director fees and other items. The following is a table of amounts per named individual:

		Director and/or		Total All Other
		Trustee Fees	Other (1)	Compensation
Name	Year	($)	($)	($)
Naibin Tang	2024	—	—	—
	2023	—	—	—
Nicholas J. Fazio	2024	—	—	—
	2023	—	—	—
John Hammock	2024	—	—	—
	2023	—	—	—
Todd Dupee	2024	—	6,000	6,000
	2023	—	6,000	6,000
(1)	Other consists of vehicle allowance.

Stock Option Plans and Stock Options

Defined Benefit Pension Plan

In 2024, the minimum required contribution to the Company’s defined benefit pension plan for all eligible employees and the eligible individuals listed in the Summary Compensation Table was $840,000, of which the Company did not make any contributions.

The Company’s defined benefit pension plan, prior to being frozen, covered all salaried employees over age 21 with at least one year of service who are not covered by a collective bargaining agreement to which the Company is a party. Retirement benefits are based on the final average salary for the highest five of the ten years preceding retirement. For example, estimated annual retirement benefits payable at normal retirement date, which normally is age 65, is approximately $15,000 for an individual with ten years of credited service and with a final average salary of $100,000; and approximately $120,000 for an individual with 40 years of credited service and with a final average salary of $200,000. Currently, $350,000 is the legislated annual cap on determining the final average annual salary and $280,000 is the maximum legislated annual benefit payable from a qualified pension plan.

Outstanding Equity Awards at Fiscal Year-End 2024

There were no unexercised options held by any of our Named Executive Officers as of December 31, 2024.

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

Compensation of Directors

The following table represents director compensation for 2024:

						Nonqualified
					Non-Equity	Deferred
		Fees	Stock	Option	Incentive Plan	Compensation	All Other
		Earned	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Marco Elser	2024	—	—	—	—	—	—	—
Xu He	2024	—	—	—	—	—	—	—
Huishuo Lin	2024	—	—	—	—	—	—	—
Yantao Yu	2024	—	—	—	—	—	—	—
Salvatore J. Zizza	2024	—	—	—	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 12, 2026 (or such other date specified) with respect to (A) the beneficial ownership of Common Stock or shares issuable within 60 days of such date by (i) each person known by the Corporation to own more than 5% of the Common Stock and who is deemed to be such beneficial owner of Common Stock under Rule 13d-3(a)(ii); (ii) each person who is a director of the Corporation; (iii) each named executive in the Summary Compensation Table and (iv) all persons as a group who are executive officers and directors of the Corporation, and (B) the percentage of outstanding shares held by them on that date:

	Number of Shares
	Beneficially		Percent Of
Name, Status and Mailing Address	Owned		Class (%)
5% Stockholders:
Unilumin North America Inc.	6,985,892	(1)	51.8
8022 Horizon Park Drive, Suite 800
Orlando, FL 32809

Gabelli Funds, LLC	4,172,500	(2)	30.9
GAMCO Asset Management Inc.
Teton Advisors, Inc
One Corporate Center
Rye, NY 10580-1434

Non-Employee Directors:
Marco Elser	241,189		1.8
Xu He	—	(3)	*
Huishuo Lin	—		*
Salvatore J. Zizza	125,000	(4)	0.9

Named Executive Officers:
Naibin Tang	—	(3)	*
Yantao Yu	50,000	(3)(5)	*
John Hammock	35,000	(5)	*
Todd Dupee	60,000	(5)	*
All directors and executive officers as a group	7,497,051	(6)	55.2

*Represents less than 1% of total number of outstanding shares.

(1)Unilumin owns 6,985,892 shares, which is 51.8% of our outstanding shares.
(2)Based on Schedule 13D, as amended, dated November 25, 2020 by Mario J. Gabelli, Gabelli Funds, LLC, Teton Advisors, Inc., Gamco Investors, Inc., GGCP, Inc., and Gamco Asset Management Inc., which companies are parent holding companies and/or registered investment advisers. All securities are held as agent for the account of various investment company fund accounts managed by such reporting person. Except under certain conditions, Gabelli Funds, LLC has beneficial ownership of such shares. Based on such Schedule 13D amendment and Schedule 13G dated January 16, 2024, Gabelli Funds, LLC beneficially owns 1,600,000 shares of Common Stock, GAMCO Asset Management Inc. beneficially owns 102,500 shares of Common Stock and Teton Advisors, Inc. beneficially owns 2,365,000 shares of Common Stock.
(3)Mr. Tang is a Director of Unilumin North America Inc., which owns 6,985,892 shares, so he may be deemed a beneficial owner of the shares owned by Unilumin North America Inc. Mr. Tang has no pecuniary interest in these shares and disclaims any beneficial interest. The share ownership with respect to Messrs. He and Yu does not include the shares held by Unilumin North America Inc.
(4)Mr. Zizza disclaims any interest in the shares set forth in footnote 2 above.

(5)The share ownerships with respect to Messrs. Yu, Hammock and Dupee include stock options to purchase 50,000, 25,000 and 20,000 shares, respectively.
(6)See footnotes 3, 4 and 5 above.

Equity Compensation Plan Information

	Securities	Weighted	Securities
	to be issued	average	available for
December 31, 2024	upon exercise	exercise price	future issuance
Equity compensation plans approved by stockholders	—	—	800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Committee Pre-Approval of Independent Auditor Services: All audit services provided by Marcum LLP (“Marcum”) for 2024 and 2023 were approved by the Audit Committee in advance of the work being performed.

Audit Fees: Marcum audit fees were $218,000 in 2024 and $200,000 in 2023. Marcum audit fees include fees and expenses associated with the annual audit of the Company’s financial statements.

Audit-Related Fees: Marcum did not provide any audit-related serviced services in 2024 or 2023.

Tax Fees: Marcum did not provide any tax services in 2024 or 2023.

All Other Fees: Marcum did not provide any non-audit services in 2024 or 2023.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:

1Consolidated Financial Statements of Trans-Lux Corporation:

2Financial Statement Schedules: Not applicable.

3Exhibits:

3(a)	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K dated July 2, 2012).

(b)	Amendment to Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 4, 2019).

(c)	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.2 of Form 8-K filed March 9, 2012).

4(a)	Indenture dated as of December 1, 1994 (form of said indenture is incorporated by reference to Exhibit 6 of Schedule 13E-4 Amendment No. 2 filed December 23, 1994).

(b)	Indenture dated as of March 1, 2004 (form of said indenture is incorporated by reference to Exhibit 12(d) of Schedule TO filed March 2, 2004).

(c)	Description of the Company’s securities registered pursuant to section 12 of the Securities Exchange Act on 1934.

10.1 **	Form of Indemnity Agreement - Directors (form of said agreement is incorporated by reference to Exhibit 10.1 of Registration No. 333-15481).

10.2 **	Form of Indemnity Agreement - Officers (form of said agreement is incorporated by reference to Exhibit 10.2 of Registration No. 333-15481).

10.3	Amended and Restated Pension Plan dated January 1, 2016 (incorporated by reference to Exhibit 10.3 of Form 10-K filed March 29, 2016).

10.4	Promissory note in favor of Carlisle Investments Inc. (“Carlisle”) (incorporated by reference to Exhibit 10.15 of Form 10-K/A filed April 29, 2016).

10.5	Credit Agreement with Carlisle dated as of November 6, 2017 (incorporated by reference to Exhibit 10.5 of Form 10-Q filed November 9, 2017).

10.6	Loan and Security Agreement with MidCap Business Credit LLC dated as of September 16, 2019 (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 20, 2019).

10.7	1st Modification Agreement to Loan and Security Agreement with MidCap Business Credit LLC dated as of June 3, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 9, 2020).

10.8	2nd Modification Agreement to Loan and Security Agreement with MidCap Business Credit LLC dated as of December 16, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 21, 2020).

10.9	Assignment Without Recourse of Loan Agreement with MidCap Business Credit LLC to Unilumin USA dated as of July 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 10-Q filed August 13, 2021).

10.10

1st Modification Agreement to Loan and Security Agreement with Unilumin USA dated as of March 20, 2023 and effective December 31, 2022 (incorporated by reference to Exhibit 10.10 of Form 10-K filed March 31, 2023).

10.11 **	Form of stock options granted March 28, 2022 (incorporated by reference to Exhibit 10.12 of Form 10-K filed April 14, 2022).

19	Insider Trading Policy, filed herewith.

21	List of Subsidiaries, filed herewith.

31.1	Certification of John Hammock, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2

Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of John Hammock, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2

Certification of Todd Dupee, Senior Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

The following interactive data files pursuant to Rule 405 of Regulation S-T from Trans-Lux Corporation’s Annual Report on Form 10-K for the annual period ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023 (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

TRANS-LUX CORPORATION

By:	/s/ John Hammock
John Hammock
Interim Chief Executive Officer

By:	/s/ Todd Dupee
Todd Dupee
Senior Vice President and Chief Accounting Officer

Dated: February 13, 2026

Trans-Lux Corporation, and each of the undersigned, do hereby appoint John Hammock and Todd Dupee, and each of them severally, its or his/her true and lawful attorney to execute on behalf of Trans-Lux Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Salvatore J. Zizza	February 13, 2026
Salvatore J. Zizza, Chairman of the Board

/s/ Marco M. Elser	February 13, 2026
Marco M. Elser, Director

/s/ Xu He	February 13, 2026
Xu He, Director

/s/ Huishuo Lin	February 13, 2026
Huishuo Lin, Director

/s/ Yantao Yu	February 13, 2026
Yantao Yu, Director and Chief Operating Officer

/s/ John Hammock	February 13, 2026
John Hammock, Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Dupee	February 13, 2026
Todd Dupee, Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)